Form 10-Q
period 1996-04-30
NCI BUILDING SYSTEMS INC
filed 1996-06-14
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  April 30, 1996
                      ----------------

COMMISSION FILE NUMBER: 0-19885
                       --------

- --------------------------------------------------------------------------------
                          NCI BUILDING SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                  76-0127701
 (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                    IDENTIFICATION NO.)

             7301 Fairview
             Houston, Texas                                   77041
- -------------------------------------------          ----------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                (713) 466-7788
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


                                Not Applicable
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE
         PAST 90 DAYS.    YES X     NO
                             ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

      Common Stock, $.01 Par Value--7,952,177 shares as of April 30, 1996

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX


PART 1.  FINANCIAL STATEMENTS                                   PAGE NO.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

               Condensed consolidated balance sheets                1
               April 30, 1996 and October 31, 1995.

               Condensed consolidated statements of income          2
               Three months ended April 30, 1996 and 1995.

               Condensed consolidated statements of income          3
               Six months ended April 30, 1996 and 1995.

               Condensed consolidated statements of cash flows      4
               Six months ended April 30, 1996 and 1995.

               Notes to condensed consolidated financial            5-6
               statements April 30, 1996.

ITEM 2.  Management's Discussion and Analysis of Financial          7-9
               Condition and Results of Operations.


PART 2.  OTHER INFORMATION
- --------------------------

ITEM 4.  Submission of matters to a vote of security holders        10

ITEM 6.  Exhibits and Reports on Form 8-K                           11

                           NCI BUILDING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           APRIL 30,               OCTOBER 31,
                                                                             1996                      1995
                                                                         -----------               -----------
                                                                         (UNAUDITED)                  (NOTE)
ASSETS
- ------
CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                       $ 11,177,000              $ 17,631,000
         ACCOUNTS RECEIVABLE                                               27,197,000                19,063,000
         INVENTORIES                                                       27,310,000                16,897,000
         OTHER CURRENT ASSETS                                               2,327,000                 1,868,000
                                                                         ------------              ------------

                                                                           68,011,000                55,459,000

         PROPERTY, PLANT AND EQUIPMENT                                     50,493,000                34,905,000
           LESS-ACCUMULATED DEPRECIATION                                  (11,304,000)               (9,276,000)
                                                                         ------------              -------------

                                                                           39,189,000                25,629,000
                                                                         ------------              ------------

         OTHER ASSETS                                                      24,678,000                 1,994,000
                                                                         ------------              ------------

                                                                         $131,878,000              $ 83,082,000
                                                                         ============              ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
         NOTES PAYABLE AND CURRENT
           PORTION OF LONG-TERM DEBT                                     $     83,000              $     83,000
         ACCOUNTS PAYABLE                                                  18,170,000                11,967,000
         OTHER CURRENT LIABILITIES                                         10,590,000                11,722,000
                                                                         ------------              ------------

                                                                           28,843,000                23,772,000
                                                                         ------------              ------------


LONG-TERM DEBT, NONCURRENT PORTION,
         AND DEFERRED INCOME TAXES                                          2,930,000                 1,628,000
                                                                         ------------              ------------


SHAREHOLDERS' EQUITY:
         COMMON STOCK                                                          80,000                    63,000
         PAID IN CAPITAL                                                   47,029,000                13,696,000
         RETAINED EARNINGS                                                 52,996,000                43,923,000
                                                                         ------------              ------------

                                                                          100,105,000                57,682,000
                                                                         ------------              ------------

                                                                         $131,878,000              $ 83,082,000
                                                                         ============              ============


NOTE: THE BALANCE SHEET AT OCTOBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE

       SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            THREE MONTHS ENDED APRIL 30,
                                                                           1996                        1995
                                                                       -----------                 -----------
SALES                                                                  $72,171,000                 $55,873,000
COST OF SALES                                                           52,624,000                  40,600,000
                                                                       -----------                 -----------

GROSS PROFIT                                                           19,547,000                   15,273,000

OPERATING EXPENSES                                                      11,818,000                   9,132,000
                                                                       -----------                 -----------

OPERATING INCOME                                                         7,729,000                   6,141,000
                                                                       -----------                 -----------

INTEREST EXPENSE                                                            24,000                       9,000
OTHER (INCOME) EXPENSE                                                    (427,000)                   (184,000)
                                                                       -----------                 -----------

                                                                          (403,000)                   (175,000)
                                                                       -----------                 -----------

INCOME BEFORE INCOME TAXES                                               8,132,000                   6,316,000

PROVISION FOR INCOME TAXES                                               3,081,000                   2,369,000
                                                                       -----------                 -----------

NET INCOME                                                             $ 5,051,000                 $ 3,947,000
                                                                       ===========                 ===========

NET INCOME PER SHARE                                                   $       .60                 $       .58
                                                                       ===========                 ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                             SIX  MONTHS ENDED  APRIL 30,
                                                                           1996                        1995
                                                                       ------------                ------------
SALES                                                                  $139,521,000                $108,175,000

COST OF SALES                                                           102,590,000                  79,383,000
                                                                       ------------                ------------

GROSS PROFIT                                                             36,931,000                  28,792,000

OPERATING EXPENSES                                                       23,094,000                  17,766,000
                                                                       ------------                ------------

OPERATING INCOME                                                         13,837,000                  11,026,000
                                                                       ------------                ------------

INTEREST EXPENSE                                                             27,000                      16,000
OTHER (INCOME) EXPENSE                                                     (809,000)                   (366,000)
                                                                       ------------                ------------

                                                                           (782,000)                   (350,000)
                                                                       ------------                ------------
INCOME BEFORE INCOME TAXES                                               14,619,000                  11,376,000

PROVISION FOR INCOME TAXES                                                5,546,000                   4,235,000
                                                                       ------------                ------------

NET INCOME                                                             $  9,073,000                $  7,141,000
                                                                       ============                ============

NET INCOME PER SHARE                                                   $       1.13                $       1.06
                                                                       ============                ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       NCI BUILDING SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                              SIX  MONTHS ENDED APRIL 30,
                                                                           1996                        1995
                                                                       -----------                 -----------
CASH FROM OPERATIONS                                                   $ 6,235,000                 $ 3,064,000
                                                                       -----------                 -----------


INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY, PLANT                                          (4,342,000)                 (2,551,000)
     AND EQUIPMENT
   ACQUISITION OF ROYAL BUILDINGS                                            ---                      (910,000)
   ACQUISITION OF DBCI                                                 (11,000,000)                      ---
   ACQUISITION OF MESCO                                                (19,963,000)                      ---
   ACQUISITION OF CARLISLE                                              (2,522,000)                      ---
   OTHER                                                                  (281,000)                    101,000
                                                                       -----------                 -----------

                                                                       (38,108,000)                 (3,360,000)
                                                                       -----------                 -----------


FINANCING ACTIVITIES:
   NET PROCEEDS FROM SALE OF STOCK                                      24,770,000                       ---
   PROCEEDS FROM STOCK OPTION EXERCISE                                     673,000                       ---
   BORROWING AND REPAYMENT OF DEBT
    AND OTHER                                                              (24,000)                    (23,000)
                                                                       -----------                 -----------

                                                                        25,419,000                     (23,000)
                                                                       -----------                 -----------

      INCREASE(DECREASE) IN CASH                                       $(6,454,000)                $  (319,000)
                                                                       ===========                 ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 30, 1996


NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 30, 1996, are not necessarily indicative of the results that may be expected for the year ended October 31, 1996.

         For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1995.

NOTE 2 -- INVENTORIES

         The components of inventory consist of the following:

                                                                         April 30,                 October 31,
                                                                            1996                       1995
                                                                        -----------                -----------
         Raw materials                                                  $21,488,000                $12,597,000
         Work in process                                                  5,822,000                  4,300,000
                                                                        -----------                -----------

                                                                        $27,310,000                $16,897,000
                                                                        ===========                ===========




NOTE 3 -- NET INCOME PER SHARE

Net income per common share is computed by dividing net income after taxes by the weighted average number of common shares outstanding, after giving effect to common stock equivalents. The number of shares used in the computation for the three months ended April 30, 1996 and 1995 was 8,388,220 and 6,759,686, respectively. The number of shares used in the computation for the six months ended April 30, 1996 and 1995 was 8,009,921 and 6,741,399, respectively.

NOTE 4 -- ACQUISITIONS


In November, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Doors and Building Components, Inc. (DBCI), a manufacturer of overhead doors, for approximately $18.0 million. The excess of cost over the fair value of the acquired net assets was approximately $11.8 million. In April, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Mesco Metal Buildings (Mesco) for approximately $22.0 million, including a cash consideration of $20.5 million and the issuance of a $1.5 million, 7% subordinated convertible debenture due April 1, 2001.
The debenture is convertible into common stock any time after April 1, 1997, at a conversion price of $29.925 per share and may be redeemed, at the option of the Company, in whole or part, at any time after April 1, 1997, at 100% of the principal amount thereof, plus accrued interest, provided the market price (as defined) at the time is at least 150% of the conversion rate. The excess of cost over the fair value of the acquired net assets was approximately $10.9 million. The consolidated results of operations for 1996 include DBCI and MESCO since the date of acquisitions. The acquistions were accounted for using the purchase method. Assuming the acquisitions of DBCI and MESCO had been consummated November 1, 1994, the pro forma unaudited results of operations are as follows (in thousands, except per share date):


                                                                              Six Months Ended April 30,
                                                                          1996                        1995
                                                                       ----------                  ----------
Sales                                                                  $  154,095                  $  140,275
Net income                                                                 10,482                       9,144
Net income per share                                                   $     1.31                  $     1.30

                           NCI BUILDING SYSTEMS, INC.

ITEM 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Results of Operations

THREE MONTHS ENDED APRIL 30, 1996 COMPARED TO THREE MONTHS ENDED
APRIL 30, 1995

Sales in the second quarter of fiscal year 1996 increased by $16 million, or 29%, compared to the second quarter of fiscal year 1995. Approximately $11.5 million of this increase resulted from the inclusion of Doors and Building Components, Inc. ("DBCI") which was acquired in November, 1995 and Mesco Buildings Company ("Mesco") which was acquired in April, 1996 in the second quarter results for fiscal year 1996. The remaining increase of $4.5 million resulted from higher sales through the Company's authorized builder organizations, increased market penetration in the Midwest, Western and Southeast regions, and increased market penetration in the components division of the Company.

Gross profit for the second quarter of fiscal 1996 increased $4.3 million, or 28%, compared to the prior year's second quarter. Gross profit percentage was 27.1% in the current quarter compared to 27.3% in the prior year's quarter. This decrease in gross profit percentage resulted from lower gross profit percentages at DBCI rather than the Company's other businesses and slightly lower plant utilization of manufacturing facilities due to the seasonality of the Company's sales in the first half of the fiscal year.

Operating expenses which consist of engineering, sales and administrative costs increased by $2.7 million, or 29%, in the current quarter compared to the same period a year ago. As a percent of sales, operating expenses were 16.4% compared to 16.3% a year ago. The increase in other income of $243,000 resulted primarily from the higher level of investable cash during the second quarter of the current fiscal year compared to the same period a year ago.

Income before income taxes increased by $1.8 million, or 29%. This was in line with the increase in sales and gross profit for the current quarter. As a percent of sales, income before income tax was 11.3% in both the current and prior year's quarter.

As a percent of income before income tax, the provision for income tax increased from 37.5% in the prior year to 37.9% in the current quarter. This increase resulted from a higher marginal federal income tax rate and increased state income taxes.

SIX MONTHS ENDED APRIL 30, 1996 COMPARED TO SIX MONTHS ENDED
APRIL 30, 1995

Sales for the six months ended April 30, 1996 increased 29% over the same period a year ago. Factors which contributed to this increase were higher sales through the authorized builder organization, increased market penetration in the components business and continued geographical expansion in the midwest, western and southeast areas of the country. Approximately 62% of this increase was due to the inclusion of DBCI and Mesco in the current year both of which were acquired in the current fiscal year and accounted for as purchase transactions as discussed in footnote 4 to the condensed financial statements.

Gross profit increased 28% for the six month period ended April 30, 1996 compared to the same period a year ago. This increase was in line with the increase in sales for the period. As a percent of sales, gross profit was 26.5% in the current period compared to 26.7% in the same period last year.

Operating expenses increased $5.3 million, or 30%, compared to the six months ended April 30, 1995. As a percent of sales, operating expenses were 16.6% and 16.4%, respectively, for the six month periods ended April 30, 1996 and 1995. The dollar increase in expenses resulted from the higher level of sales for the current period. Sales expense increased slightly more than the increase in sales due to the cost of expanding marketing to the Western states in anticipation of the opening of a new manufacturing facility in Atwater, California in June 1996.

Interest expense increased by $11,000 due to the debt incurred in connection with the acquisition of Mesco. Other income increased slightly by $443,000 as a result of higher levels of investable cash in the current year.

As a percent of sales, income before taxes was 10.5% in both the current six months and the same period last year.

The provision for income taxes as a percent of income before income tax increased to 37.9% in the current year compared to 37.2% in the prior year as a result of a higher marginal Federal income tax rate and higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowings and sales of equity. It maintains a revolving credit facility with a bank lender that provides for a maximum credit on an unsecured basis of $6.0 million which matures in March 1997. In addition, the Company has a $1.75 million six year reducing revolving credit line from a bank with a current borrowing base of $1.2 million. The Company had no outstanding balance under these revolving credit facilities at April 30, 1996 and had not borrowed any funds during the quarter then ended.

At April 30, 1996, the ratio of current assets to current liabilities was 2.4 to 1 compared to a ratio of 2.3 to 1 at October 31, 1995, and outstanding funded debt was $1,754,000. The increase in receivables, inventories, other assets and accounts payable resulted from the acquisitions of DBCI and Mesco in the current year.

During the first six months, the Company spent $4.3 million for capital additions primarily related to the construction of a new plant in Atwater, California. In addition, the Company spent $11.0 million in cash for the acquisition of DBCI, $20 million for the acquisition of Mesco and $2.5 million in cash for the western operations of Carlisle Metals. These acquisitions were funded from the proceeds of a secondary sale of equity of 1,086,450 shares of common stock which yielded net proceeds of $24.8 million, existing cash balances and internally generated funds.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion, when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity in future periods.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Wednesday, March 6, 1996. At the Annual Meeting, the stockholders of the Company approved an amendment to the Company's Nonqualified Stock Option Plan (the "Option Plan") that increased the number of shares issuable under the Option Plan from 1,050,000 to 1,550,000. Of the 7,925,927 shares of Common Stock, $0.01 par value ("Common Stock"), of the Company present at the Annual Meeting, in person or by proxy, the votes cast for and against the proposed amendment to the Option Plan were 4,047,092 and 1,837,200 respectively, with 32,291 shares abstaining.

                           NCI BUILDING SYSTEMS, INC.

PART II.  OTHER INFORMATION
- ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     None

         (b) Form 8-K, dated April 1, 1996, as filed with the Securities and Exchange Commission on April 9, 1996, and Form 8-KA dated May 31, 1996, as filed with the Securities and Exchange Commission on May 31, 1996, reflecting the Registrant's acquisition of substantially all of the assets and business of Mesco Metal Buildings, a division of Anderson Industries, Inc.

         27      Financial Data Schedule



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NCI BUILDING SYSTEMS, INC.
                                                 --------------------------
                                                       (Registrant)




Date:  June 13, 1996                             /s/ ROBERT J. MEDLOCK
      --------------                             --------------------------
                                                 Robert J. Medlock
                                                 Vice President and
                                                 Chief Financial Officer