Form 10-Q
period 1996-07-31
NCI BUILDING SYSTEMS INC
filed 1996-09-13
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:  July 31, 1996
                      ---------------

Commission file number: 0-19885
                       --------

                          NCI BUILDING SYSTEMS, INC.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



            Delaware                                            76-0127701
- -------------------------------------------               ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization                              Identification No.)

          7301 Fairview
          Houston, Texas                                           77041
- -------------------------------------------               ---------------------
  (Address of principal executive offices)                        (Zip Code)


                                (713) 466-7788
- --------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                Not Applicable
- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
         past 90 days.    Yes  X     No
                             -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


      Common Stock, $.01 Par Value--7,960,677 shares as of July 31, 1996
- --------------------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX


PART 1.  FINANCIAL STATEMENTS                                         PAGE NO.
- -----------------------------                                         --------
Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets                          1
         July 31, 1996 and October 31, 1995.

         Condensed consolidated statements of income                    2
         Three months ended July 31, 1996 and 1995.

         Condensed consolidated statements of income                    3
         Nine months ended July 31, 1996 and 1995.

         Condensed consolidated statements of cash flows                4
         Nine months ended July 31, 1996 and 1995.

         Notes to condensed consolidated financial statements           5-6
         July 31, 1996.

ITEM 2.  Management's Discussion and Analysis of Financial              7-9
         Condition and Results of Operations.


PART 2.  OTHER INFORMATION
- --------------------------


ITEM 6.  Exhibits and Reports on Form 8-K                               10

                           NCI BUILDING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         OCTOBER 31,                JULY 31,
                                                                            1996                      1995
                                                                         -----------               -----------
                                                                         (UNAUDITED)                  (NOTE)
ASSETS

CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS                                       $ 16,310,000             $ 17,631,000
         ACCOUNTS RECEIVABLE                                               33,115,000               19,063,000
         INVENTORIES                                                       28,539,000               16,897,000
         OTHER CURRENT ASSETS                                               2,175,000                1,868,000
                                                                         ------------             ------------

                                                                           80,139,000               55,459,000
         PROPERTY, PLANT AND EQUIPMENT                                     53,978,000               34,905,000
           LESS-ACCUMULATED DEPRECIATION                                  (12,355,000               (9,276,000
                                                                         ------------             ------------
                                                                           41,623,000               25,629,000
                                                                         ------------             ------------
         OTHER ASSETS                                                      26,089,000                1,994,000
                                                                         ------------             ------------
                                                                         $147,851,000             $ 83,082,000
                                                                         ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         NOTES PAYABLE AND CURRENT
           PORTION OF LONG-TERM DEBT                                     $     83,000             $     83,000
         ACCOUNTS PAYABLE                                                  21,777,000               11,967,000
         OTHER CURRENT LIABILITIES                                         15,732,000               11,722,000
                                                                         ------------             ------------
                                                                           37,592,000               23,772,000
                                                                         ------------             ------------


LONG-TERM DEBT, NONCURRENT PORTION,
         AND DEFERRED INCOME TAXES                                          2,903,000                1,628,000
                                                                         ------------             ------------

SHAREHOLDERS' EQUITY:
         COMMON STOCK                                                          81,000                   63,000
         PAID IN CAPITAL                                                   17,140,000               13,696,000
         RETAINED EARNINGS                                                 90,135,000               43,923,000
                                                                         ------------             ------------

                                                                          107,356,000               57,682,000
                                                                         ------------             ------------

                                                                         $147,851,000             $ 83,082,000
                                                                         ============             ============


NOTE: THE BALANCE SHEET AT OCTOBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                            THREE MONTHS ENDED JULY 31,
                                                                           1996                        1995
                                                                       -----------                 -----------
SALES                                                                  $91,980,000                 $58,941,000

COST OF SALES                                                           66,504,000                  42,375,000
                                                                       -----------                 -----------
GROSS PROFIT                                                            25,476,000                  16,566,000


OPERATING EXPENSES                                                      14,301,000                   9,597,000
                                                                       -----------                 -----------
OPERATING INCOME                                                        11,175,000                   6,969,000
                                                                       -----------                 -----------
INTEREST EXPENSE                                                            46,000                      18,000
OTHER INCOME                                                               366,000                     208,000
                                                                       -----------                 -----------
                                                                           320,000                     190,000
                                                                       -----------                 -----------
INCOME BEFORE INCOME TAXES                                              11,495,000                   7,159,000

PROVISION FOR INCOME TAXES                                               4,356,000                   2,636,000
                                                                       -----------                 -----------
NET INCOME                                                             $ 7,139,000                 $ 4,523,000
                                                                       ===========                 ===========
NET INCOME PER SHARE                                                   $       .85                 $       .67
                                                                       ===========                 ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                                              NINE MONTHS ENDED JULY 31,
                                                                           1996                        1995
                                                                       ------------                ------------
SALES                                                                  $231,501,000                $167,116,000

COST OF SALES                                                           169,094,000                 121,758,000
                                                                       ------------                ------------
GROSS PROFIT                                                             62,407,000                  45,358,000

OPERATING EXPENSES                                                       37,395,000                  27,363,000
                                                                       ------------                ------------
OPERATING INCOME                                                         25,012,000                  17,995,000
                                                                       ------------                ------------
INTEREST EXPENSE                                                             73,000                      34,000

OTHER INCOME                                                              1,175,000                     574,000
                                                                       ------------                ------------
                                                                          1,102,000                     540,000
                                                                       ------------                ------------
INCOME BEFORE INCOME TAXES                                               26,114,000                  18,535,000

PROVISION FOR INCOME TAXES                                                9,902,000                   6,871,000
                                                                       ------------                ------------
NET INCOME                                                             $ 16,212,000                $ 11,664,000
                                                                       ============                ============
NET INCOME PER SHARE                                                   $       1.99                $       1.73
                                                                       ============                ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                            NINE MONTHS ENDED JULY 31,
                                                                           1996                        1995
                                                                       -----------                 -----------
CASH FROM OPERATIONS                                                   $17,317,000                 $ 8,802,000
                                                                       -----------                 -----------
INVESTING ACTIVITIES:
   PURCHASE OF PROPERTY, PLANT                                          (7,974,000)                 (4,116,000)
     AND EQUIPMENT
   ACQUISITION OF ROYAL BUILDINGS                                            ---                      (910,000)
   ACQUISITION OF DBCI                                                 (11,000,000)                      ---
   ACQUISITION OF MESCO                                                (20,613,000)                      ---
   ACQUISITION OF CARLISLE                                              (2,522,000)                      ---
   OTHER                                                                (1,959,000)                    107,000
                                                                       -----------                 -----------
                                                                       (44,068,000)                 (4,919,000)
                                                                       -----------                 -----------

FINANCING ACTIVITIES:
   NET PROCEEDS FROM SALE OF STOCK                                      24,770,000                      ---
   PROCEEDS FROM STOCK OPTION EXERCISE                                     696,000                      29,000
   BORROWING AND REPAYMENT OF DEBT
    AND OTHER                                                              (36,000)                    (35,000)
                                                                       -----------                 ----------
                                                                        25,430,000                      (6,000)
                                                                       -----------                 -----------
      INCREASE (DECREASE) IN CASH                                      $(1,321,000)                $ 3,877,000
                                                                       ===========                 ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JULY 31, 1996




NOTE 1 -- BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1996, are not necessarily indicative of the results that may be expected for the year ended October 31, 1996.

         For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1995.



NOTE 2 -- INVENTORIES

         The components of inventory consist of the following:

                                              July 31,          October 31,
                                                1996                1995
                                            -----------         -----------
         Raw materials                      $22,684,000         $12,597,000
         Work in process                      5,855,000           4,300,000
                                            -----------         -----------

                                            $28,539,000         $16,897,000
                                            ===========         ===========


NOTE 3 -- NET INCOME PER SHARE

         Net income per common share is computed by dividing net income after taxes by the weighted average number of common shares outstanding, after giving effect to common stock equivalents. The number of shares used in the computation for the three months ended July 31, 1996 and 1995 was 8,393,000 and 6,759,000, respectively. The number of shares used in the computation for the nine months ended July 31, 1996 and 1995 was 8,138,000 and 6,747,000, respectively.

NOTE 4 - ACQUISITIONS

         In November, 1995, the Company acquired substantially all the assets and assumed certain liabilities of Doors and Building Components, Inc.
         (DBCI), a manufacturer of overhead doors, for approximately $18.0 million. The excess of cost over the fair value of the acquired net assets was approximately $11.8 million. In April, 1996, the Company acquired substantially all the assets and assumed certain liabilities of Mesco Metal Buildings (Mesco) for approximately $22.0 million, including a cash consideration of convertible debenture due April 1, 2001. The debenture is convertible into common stock any time after April 1, 1997, at a conversion price of $29.925 per share and may be redeemed, at the option of the Company, in whole or part, at any time after April 1, 1997, at 100% of the principal amount thereof, plus accrued interest, provided the market price (as defined) at the time is at least 150% of the conversion rate. The excess of cost over the fair value of the acquired net assets was approximately $10.9 million. The consolidated results of operations for 1996 include DBCI and MESCO since the date of acquisitions. The acquisitions were accounted for using the purchase method. Assuming the acquisitions of DBCI and MESCO had been consummated November 1, 1994, the pro forma unaudited results of operations are as follows (in thousands, except per share date):



                                               Nine Months Ended July  31,
                                                 1996               1995
                                              -----------        -----------
           Sales                              $   246,045        $   219,081
           Net income                              17,621             14,915
           Net income per share               $      2.16        $      2.21

                           NCI BUILDING SYSTEMS, INC.


Item 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THREE MONTHS ENDED
JULY 31, 1995

Sales in the third quarter of fiscal year 1996 increased by $33.0 million, or 56%, compared to the third quarter of fiscal year 1995. Approximately $19 million of this amount resulted from the acquisitions of Mesco Metal Buildings ("Mesco") and Doors and Buildings Components, Inc.("DBCI") in April 1996 and November 1995, respectively. The remaining increase of 24% over the third quarter of 1995 resulted from the expansion of the Company's builder organization, increased market penetration in the components division of the Company and the opening of a new manufacturing facility in California which increased market penetration in the western region of the United States.

Gross profit for the third quarter of fiscal 1996 increased $8.9 million, or 54%, compared to the prior years' third quarter. Gross profit percentage decreased from 28.1% last year to 27.7% in the current year. This decrease in gross profit percentage resulted from lower margins in the DBCI operation, opening of the Western plant which operated less efficiently during the quarter than the other facilities and the increase in component sales during the quarter.

Operating expenses which consist of engineering, sales and administrative costs increased by $4.7 million, or 49%, in the current quarter compared to the same period a year ago. The dollar increase was primarily from the additional costs of Mesco and DBCI and increased sales and marketing to support the Western facility.

As a percent of sales, operating expenses were 15.5% compared to 16.3% a year ago. Operating expenses increased less rapidly than the increase in sales volume due to better leverage of fixed operating costs and lower level of operating expenses level in both the Mesco and DBCI operation.

The increase in other income of $158,000 in the current quarter compared to the third quarter last year resulted primarily from higher interest income on invested cash due to higher average investments in the quarter and higher rates of return compared to the prior year.

Income before income taxes increased by $1.7 million, or 65%, as a result of somewhat lower gross margin percentage, decline in operating expenses as a percent of sales and higher other income. As a percent of sales, pre tax income was 12.5% in the current quarter of fiscal 1996 compared to 12.1% in the same quarter a year ago.

NINE MONTHS ENDED JULY 31, 1996 COMPARED TO NINE MONTHS ENDED
JULY 31, 1995

Sales for the nine months ended July 31, 1996 increased $64.4 million or 39% over the same period a year ago. Approximately $29 million of this increase resulted from the inclusion of Mesco and DBCI in the current year. Other factors which contributed to this increase were increased sales through the authorized builder organization, increased market penetration in the components business and continued geographic expansion primarily in the western area which was aided by the addition of the new manufacturing location in California.

Gross profit increased 38% for the nine month period ended July 31, 1996 compared to the same period a year ago. This increase was comparable to the sales increase for the year. As a percent of sales, gross profit was 27.0% in the current period compared to 27.1% in the same period last year.

Operating expenses increased $10.0 million, or 37%, compared to the nine months ended July 31, 1995. As a percent of sales, operating expenses were 16.2% and 16.4%, respectively, for the nine month periods ended July 31, 1996 and 1995. The dollar increase in expenses resulted from the higher level of sales for the current period primarily in the area of drafting and selling expenses and the inclusion of the operating expenses of Mesco and DBCI in the current year. The decline as a percent of sales resulted from the spreading of the fixed portion of operating expenses over the increased sales volume.

Interest expense increased by $39,000 due to debt incurred in connection with the acquisition of Mesco. Other income increased by $601,000 as a result of higher income from invested cash in the current year.

As a percent of sales income before taxes increased to 11.3% from 11.1% in the prior year as a result of lower fixed operating expenses per sales dollar in the current period and the higher level of other income.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, equity sale of its common stock and bank borrowing. It maintains a revolving credit facility with a bank lender that provides for a maximum credit on an unsecured basis of $6.0 million which matures in March 1997. In addition, the Company has a $1.0 million six year reducing revolving credit line from a bank. The Company had no outstanding balance under these revolving credit facilities at July 31, 1996 and did not borrow under either credit agreement during the quarter.

At July 31, 1996, the ratio of current assets to current liabilities was 2.2 to 1 compared to a ratio of 2.1 to 1 at October 31, 1995 and had outstanding funded debt of $1.7 million. The capital spending related primarily of the building of its plant in California, purchase of a facility in Ennis, Texas to be used in its components operations, purchase of computer hardware and software, and manufacturing equipment at all locations to enhance productivity.

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

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         27     Financial Data Schedule

         (b)    There were no reports filed under Form 8-K for the quarter ended
                July 31, 1996.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 NCI BUILDING SYSTEMS, INC.
                                                 --------------------------
                                                       (Registrant)



Date: September 12, 1996                         /s/ ROBERT J. MEDLOCK
      --------------------------                 --------------------------
                                                 Robert J. Medlock
                                                 Vice President and
                                                  Chief Financial Officer

                              Index to Exhibits




EXHIBIT NO.     DESCRIPTION
- -----------     -----------
    27          Financial Data Schedule