Form 10-Q/A
period 1996-07-31
NCI BUILDING SYSTEMS INC
filed 1996-09-16
CIK 883902

                                  FORM 10-Q/A

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

                           NCI BUILDING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS*



                                                                           JULY 31,                OCTOBER 31,
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
                                                                         ============             ============



NOTE: THE BALANCE SHEET AT OCTOBER 31, 1995 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

* NCI Building Systems, Inc. is filing this Form 10-K/A to correct the dates at the top of each column on this page 1.

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




Date: September 15, 1996                         /s/ ROBERT J. MEDLOCK
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