Form 10-K
period 1996-10-31
NCI BUILDING SYSTEMS INC
filed 1997-01-29
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19885

                           NCI BUILDING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                     76-0127701
      (State or other jurisdiction                        (I.R.S. employer
   of incorporation or organization)                     identification no.)

             7301 Fairview
             Houston, Texas                                     77041
(Address of principal executive offices)                      (Zip code)

    Registrant's telephone number, including area code:          (713) 466-7788

    Securities registered pursuant to Section 12(b) of the Act:  None

    Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                                 $0.01 par value

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No    .
                                                                ---       ---

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [ ]

                 The aggregate market value of the voting stock held by non-affiliates of the registrant on January 1, 1997, was $232,101,441.

                 The number of shares of common stock of the registrant outstanding on January 1, 1997, was 8,022,595.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 1996 Annual Report to Shareholders, and information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 5, 1997.


================================================================================

                                     PART I

ITEM 1.          BUSINESS.

GENERAL

                 NCI Building Systems, Inc. (the "Company") designs, manufactures and markets metal building and framing systems, self-storage buildings, overhead doors and other building components for commercial, industrial, agricultural, community service and residential uses. The Company markets its products nationwide through direct sales forces and authorized builder networks under several brand names, including "Metallic Buildings," "Mid-West Steel Buildings," "A&S Buildings," "NCI Building Components," "All American Systems," "Steel Systems," "Mid-West Metallic", "DBCI" and "Mesco". The Company operates from a total of 13 manufacturing facilities in the United States. It manufactures framing systems as well as components at five of the facilities, and components only at the regional "satellite" plants.

                 In April 1989, the Company leased and assumed operation of the Houston facilities of the Mid-West Metallic division of American Buildings Company, and purchased that facility in 1993. This facility with its framing capacity, together with the acquisition of the rights to use the "Mid-West" and "Metallic" names, enabled the Company to expand its product lines from building components to metal building systems and resulted in a substantial increase in the Company's authorized builder network in Texas and surrounding states. The Company also established satellite manufacturing plants in Illinois, Mississippi and California in May of 1991, 1994 and 1996, respectively, to serve the regional markets surrounding those plants and to enhance the Company's ability to develop and serve authorized builder networks in those regions. In June 1996, the Company acquired a metal stud manufacturing facility and equipment in Ennis, Texas from Alabama Metal Industries Corporation.

                 The Company also has acquired a number of other businesses in the last five fiscal years. In October 1992, the Company purchased 100% of the capital stock of A&S Building Systems, Inc., a manufacturer of metal building systems having a manufacturing facility with framing capacity in Caryville, Tennessee and a network of approximately 170 authorized builders located primarily in southeastern and midwestern states. In October 1994, the Company acquired substantially all of the assets and business of Ellis Building Components, Inc., a manufacturer of metal building systems having a manufacturing facility with framing capacity in Tallapoosa, Georgia. In March 1995, the Company acquired substantially all of the assets and business of Royal Metal Buildings, Inc., a manufacturer of metal building systems and components with a manufacturing facility in Hobbs, New Mexico, which the Company operates as a regional satellite plant. In November 1995, the Company acquired substantially all of the assets and business of Doors & Building Components, Inc., a manufacturer of roll-up steel overhead doors and interior steel components for self-storage systems with manufacturing facilities in Douglasville, Georgia and Chandler, Arizona. In March 1996, the Company purchased the equipment and operating assets used by Carlisle Engineered Metals, Inc. in its west coast component business and transferred those assets and the acquired business to the Company's Atwater, California facility when it was completed. In April 1996, the Company purchased substantially all of the assets and business of the Mesco Metal Buildings division of Anderson Industries, Inc., a manufacturer of metal building systems having manufacturing facilities with framing capacity in Southlake, Texas and Chester, South Carolina.

                 The Company was founded in 1984 and was reincorporated in Delaware on December 31, 1991. Its principal offices are located at 7301 Fairview, Houston, Texas 77041 and its telephone number is (713) 466-7788. Unless indicated otherwise, references herein to the Company include its predecessors and its subsidiaries.

INDUSTRY OVERVIEW

                 Metal building systems are marketed for use primarily in the construction of low-rise, non-residential structures of up to 150,000 square feet. Based upon information published by the Metal Building Manufacturers Association ("MBMA"), on a square footage basis metal building systems accounted for approximately 66% of the structures of that type constructed in 1995.

                 In the early years of the industry, metal building systems were most often used for factories, warehouses, distribution centers and other applications in which the exterior appearance of the building was not as significant a consideration to customers as construction cost, efficiency, speed of construction and other factors. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine a metal building system with masonry, glass and wood exterior facades in order to meet the aesthetic requirements of potential customers while preserving the inherent characteristics of metal building systems. As a result, the uses for metal building systems now include office buildings, showrooms, retail stores, banks, schools and government and community centers for which aesthetics and architectural features are important considerations of the end users.

                 In its marketing efforts the Company and other major manufacturers generally emphasize the following characteristics of metal building systems to distinguish them from other methods of construction:

                 Short Construction Time. In many instances, it takes less time to construct a metal building in comparison to other building types. In addition, since most of the work is done in the factory, the likelihood of weather interruptions is reduced.

                 Efficient Material Utilization. The larger metal building manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

                 Low Construction Costs. The in-plant manufacture of metal building systems, coupled with automation, allows the substitution of less expensive factory labor for much of the skilled on-site construction labor otherwise required.

                 Ease of Expansion. Metal building systems can be modified quickly and economically before, during or after the building is completed to accommodate all types of expansion. Typically, a building system can be expanded by removing the end or side walls, erecting new framework and adding matching wall and roof panels.

                 Low Maintenance Costs. Unlike wood, metal will not deteriorate because of cracking, damp rot or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

                 Industry demand for metal building systems is cyclical, dependent to a large degree upon the level of non-residential construction activity, the availability of financing for construction projects, interest rates and other factors that affect the construction industry. According to information published by the MBMA, industry-wide metal building system sales increased from approximately $1.0 billion in 1982 to approximately $1.7 billion in 1989, then declined to approximately $1.2 billion by 1991 at which time the industry began experiencing year-to-year increases, to approximately $2.3 billion by 1995.

PRODUCTS

                 Metal building systems consist of pre-engineered structural beams and panels that are manufactured in a factory and shipped to a construction site complete and ready for assembly. The Company designs and engineers each metal building system to meet customer specifications and to allow for easy on-site assembly by builders or independent contractors. Metal building systems typically consist of three subsystems: (1) primary structural framing; (2) secondary structural framing; and (3) the covering subsystem, which includes the roof and walls.

                 Primary Structural Framing. The primary structural framing, fabricated from heavy-gauge steel, supports the secondary structural framing, roof, walls and all externally applied loads. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

                 Secondary Structural Framing. The secondary structural framing consists of medium-gauge, roll-formed steel components called purlins and girts. Purlins are attached to the primary frame to support the roof. Girts are attached to the primary frame to support the walls. The secondary structural framing is designed to strengthen the primary structural framing and efficiently transfer applied loads from the roof and walls to the primary structural framing.

                 Covering Subsystem. The covering subsystem consists of roof and siding panels. These panels not only lock out the weather but also contribute to the structural integrity of the overall building system. Roof and siding panels are fabricated from light-gauge, roll-formed steel. Accessory components complete the metal building system. These components include doors, windows, gutters and interior partitions.

                 The Company's metal building component products consist of end and side wall panels, roof panels, purlins, girts and other individual components that otherwise are used in metal building systems, which are sold directly to end users or to contractors for use in constructing small buildings that do not require the design or structural features of complex building systems. The Company also stocks and markets metal component parts for use in the maintenance and repair of existing metal buildings and buildings constructed of materials other than metal. Other component products manufactured by the Company include roll-up doors, interior and exterior doors, lockers, partitions, wall and header panels and related trim.

                 The Company has developed and patented a retrofit metal panel, Retro-R(R), that is used to replace wall and roof panels of metal buildings. Retro-R(R) can be installed over the top of existing metal panels to remodel or preserve a standing structure.

                 During the previous five fiscal years, the Company's revenues attributable to metal building systems and to components were approximately as follows:

                                                            YEAR ENDED OCTOBER 31,
                                  ----------------------------------------------------------------------------
                                    1992             1993             1994             1995             1996
                                  --------         --------         --------         --------         --------
                                                             (IN THOUSANDS)
Metal building systems  . . . .   $ 61,666         $104,792         $126,665         $173,882         $212,998
Components  . . . . . . . . . .     17,342           29,714           41,102           60,333          119,882
                                  --------         --------         --------         --------         --------

      Total revenues  . . . . .   $ 79,008         $134,506         $167,767         $234,215         $332,880
                                  ========         ========         ========         ========         ========

SALES AND MARKETING

                 The Company sells its products under multiple brand names through various distribution channels. These channels include (i) sales through the Company's authorized builder networks, (ii) direct sales to contractors and (iii) private label sales to certain large builders.
Management believes that its multi-channel distribution strategy promotes brand loyalty, improves customer service and increases sales. With each distribution channel, the Company's engineering, manufacturing and marketing personnel work directly with the builder or contractor to establish job specifications and modifications, determine the appropriate pricing for the Company's products and services, generate drawings and establish production and delivery schedules. The Company sells to builders and contractors on customary payment terms.

                 The Metallic division and A&S sell metal building systems to builders nationwide under the brand names "Metallic Buildings" and "A&S Buildings," respectively. Since the Company acquired Mesco on April 1, 1996, that division also sells metal building systems under the brand name "Mesco". During fiscal 1995 and fiscal 1996, the combined metal building systems sales of the Metallic division and A&S were $127.4 million and $143.3 million, respectively. During the last seven months of fiscal 1996, the sales of Mesco were $17.9 million. The Metallic division markets through an in-house sales force of approximately 45 persons to an authorized builder network of 406 builders. A&S has its own authorized builder network of 300 builders managed by an in-house sales force of approximately 16 persons. Mesco has an authorized builder network of 125 builders and an in-house sales force of 19 persons.

                 The Company's authorized builder networks consist of independent general contractors which market the Company's Metallic Buildings, A&S Buildings and Mesco products to end users. The Company enters into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market the Company's products in a specified territory and which is cancelable by either party on 60 days' notice. The agreements do not prohibit the builder from marketing metal building systems of other manufacturers. The Company establishes an annual sales goal for each builder and provides to the builder sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. The Company also defrays a portion of the builder's advertising costs and provides volume purchasing and other pricing incentives to encourage them to deal exclusively or principally with the Company. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end user to erect a metal building system on the customer's site and provide general contracting and other services ancillary to the completion of the project. The Company sells its products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

                 Most of the Company's metal building system sales outside of Texas and surrounding states are through its authorized builder networks. The Company relies upon maintaining a satisfactory business relationship for the continued receipt of job orders from its authorized builders and does not consider the builder agreements to be material to its business. During fiscal 1996, the Company's largest authorized builder accounted for less than 3% of the Company's total metal building systems sales.

                 The Mid-West division primarily markets metal building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using a sales force of ten persons. The Company also sells metal building systems through the All American division under the name "All American Systems" and various private labels.

                 Metal building components are sold directly to contractors and other customers by the NCI Building Components division under the brand name "NCI Building Components." The NCI Building Components division utilizes an in-house sales force of approximately 60 persons. Roll-up doors, interior and exterior doors, lockers, interior partitions and walls and header panels and trim are sold directly to contractors and other customers by the Doors & Building Components division under the brand names "Doors & Building Components" or "DBCI". These components also are produced by that division for integration into self storage and metal building systems sold by other divisions of the Company. The Doors & Building Components division has an in-house sales force of approximately six persons.

                 The Company also seeks to develop niche markets, which may initially represent a small percentage of sales but present growth opportunities and other advantages. The Company's Steel Systems division sells its self-storage systems and components under the brand name "Steel Systems." The Classic Metal Homes division's metal framing systems for residential-use homes were in initial development during fiscal 1996.

                 The Company also markets its products to international builders. Approximately 4.2%, 2.3% and 4.4% of the Company's sales in fiscal 1994, fiscal 1995 and fiscal 1996, respectively, were to customers located in foreign countries. No single foreign country has represented a steady market for the Company's products. Foreign sales are made in United States dollars and under letters of credit.

DESIGN AND MANUFACTURE

                 After the Company receives an order, the Company's engineers design the metal building system to meet the customer's requirements and to satisfy applicable building codes. In order to expedite this process, the Company uses computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the building system.

                 Once the specifications and designs of the customer's project have been finalized, the manufacturing process begins at one of the Company's five full manufacturing facilities in Texas, Georgia, South Carolina or Tennessee. The fabrication of the primary structural framing consists of a process in which pieces of rigid steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. This process is the most labor intensive in the fabrication of metal building systems.

                 The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at the Company's full manufacturing facilities as well as its regional satellite plants. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls which form the steel into various profiles of medium-gauge structural shapes and light-gauge sheets and panels. The fabrication of the secondary framing and covering subsystems is more automated and, thus, is less labor intensive than that of the primary structural framing.

                 Once manufactured, structural framing members and covering subsystems are shipped to the job site for assembly by local contractors. The Company generally is not responsible for any on-site construction. The time elapsed between the Company's receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

                 The doors, lockers, interior partitions and other panels and trim products of the Doors & Building Components division are manufactured at plants in Georgia, Texas and Arizona, each of which operates independently of the Company's other component plants. The products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. Orders are processed at the division's home office in Georgia and sent to the appropriate plant, which is generally determined in a manner to obtain the lowest shipping cost. The division's capacity allows it to ship orders in a two- to three-week time period.

RAW MATERIALS

                 The principal raw material used in the manufacture of the Company's metal building and component products is steel. Components are fabricated from common steel products produced by mills including bars, plates, sheets and galvanized sheets. In fiscal 1996, the Company purchased more than 40% of its steel requirements from National Steel Corporation. No other steel supplier accounted for more than 6% of the Company's steel purchases. The Company believes concentration of its steel purchases among a small group of suppliers that have mills and warehouse facilities in close proximity to the facilities of the Company enables it, as a large customer of those suppliers, to obtain better service and delivery than many other steel purchasers. These suppliers generally maintain an inventory of the types of materials required by the Company, enabling the Company to utilize a form of "just-in-time" inventory management with regard to raw materials. The Company expects moderate steel price increases during fiscal 1997.

                 The Company does not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one or more of its principal domestic suppliers could have a material adverse effect on the Company's operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

BACKLOG

                 At October 31, 1996, the total backlog for orders believed by the Company to be firm was $85.6 million. This compares with a total backlog of $65.6 million at October 31, 1995 and $62.8 million at October 31, 1994.
The increases in backlog reflect the results of the marketing activities of the Company, particularly the expansion of its authorized builder networks, market demand and the acquisitions and satellite plant openings completed by the Company since 1992. Job orders generally are cancelable by customers at any time for any reason and, occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 1996 currently is scheduled to extend beyond October 31, 1997.

WARRANTIES

                 The Company provides a limited warranty on all fabricated products. This warranty generally provides for repair or replacement of fabricated and roll-formed materials, but does not include the cost of field installation. The Company also passes through to its customers certain warranties it receives on paint coatings, which vary from three to 20 years, and the 20-year warranties it receives on galvalume coated steel. To respond to certain competitive situations, the Company may provide a limited weather tightness warranty of up to 20 years covering potential leakage on certain roofing systems offered by the Company. The Company has not experienced any significant claims under any of its warranties.

COMPETITION

                 The Company competes with a number of other manufacturers of metal building systems and components, ranging from small local firms to large national firms, some of which may have greater financial, management and marketing resources than the Company. Most of these competitors operate on a regional basis, although the Company believes that four other manufacturers of metal building systems and several manufacturers of components have nationwide coverage. In addition, the Company and others in the metal building systems and components industry compete with alternative methods of building construction. Competition is based primarily on such factors as price, speed of construction, quality of builder/dealer networks, the ability to provide added value in the design of buildings and, among metal building and component manufacturers, service, quality and delivery times.

                 Based on data reported to the MBMA for the calendar year 1995, the Company believes it ranks as the fourth largest domestic manufacturer of metal building systems, with approximately 12% of total reported industry sales. The Company believes that the two largest metal building manufacturers taken together have approximately 40% of industry sales reported to the MBMA. Reliable information about component sales and the Company's ranking in that market is not available, but the Company is not a significant factor in that market. Foreign companies are not presently a significant factor in the domestic marketplace, and the Company does not expect them to be in the near future because of transportation costs and the short lead times generally required by customers.

REGULATORY MATTERS

                 The Company's manufacturing facilities are subject to water and air pollution control standards mandated by federal, state and local laws. The Company believes it is in substantial compliance with all environmental standards applicable to its operations. The Company does not anticipate material capital expenditures to meet current environmental quality control standards, but there can be no assurance that more stringent regulatory standards will not be established which might require such expenditures. The metal building systems manufactured by the Company must meet zoning and building code requirements promulgated by local governmental agencies.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

                 The Company has a perpetual, nonexclusive license from Metal Building Components, Inc. to manufacture, distribute, market and sell its standing seam roof systems. The Company does not consider the license to be material to its business due to the availability of other standing seam roof systems, including its own roof system. The Company has a United States patent on its Retro-R(R) retrofit metal panel and has applied for another patent with respect to its Retro-R(R) panel. Another patent application is pending for a vented closure for a metallic roofing system. Patent protection is not considered by the Company to be a material competitive factor in its industry.

                 The Company has registered trademarks in the United States for "Metallic" and design, "Retro-R", "Pittsburgh Loc," Trapezoidal Loc", "NCI" and design, "A&S Building Systems", "Mid-West Steel Building Company", design for Mid-West Steel, "Classic Metal Home" and design, "A&S" and design, "Mesco" and design and "ARS" and design. In addition, the Company has pending U.S. trademark registrations for "Royal K-70", "Dura-20", "VL-12", "VL-16", "VL-18", "Metallic Building Company", "Steel System" and design, "NCI Express" and design, "NCI Building Components", "NCI", "DBCI", "All American Systems",
"NCI" and design and "Vertical Loc."   The "Metallic" and design mark is also
pending registration in Mexico.

EMPLOYEES

                 As of October 31, 1996, the Company employed approximately 2,163 employees, of whom 142 were management and supervisory personnel, 189 were administrative personnel, 191 were sales personnel, 206 were engineers and draftsmen, and 1,435 were manufacturing personnel. The Company's employees are not represented by a labor union or collective bargaining agreement, although the United Steel Workers of America petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees of the Company's Tallapoosa facility. An election for that purpose was held in January 1996 and the union lost the election to be recognized as the collective bargaining representative of such employees. The Company regards its employee relations as satisfactory.

ITEM 2.          PROPERTIES.

                 The Company conducts manufacturing operations at the following facilities:

                                                                                       Square       Owned/
                 Facility                               Products                        Feet        Leased
                 --------                               --------                       ------       ------
         Houston, Texas (opened 1989)              Metal building systems(1)           382,000      Owned
                                                   Components; overhead doors
         Tallapoosa, Georgia (acquired 1992)       Metal building systems(1)           246,000      Leased
                                                   Components
         Caryville, Tennessee (acquired 1992)      Metal building systems(1)           193,800      Owned
                                                   Components
         Chester, South Carolina (acquired 1996)   Metal building systems(1)           124,000      Owned
                                                   Components
         Southlake, Texas (acquired 1996)          Metal building systems(1)           123,000      Owned
                                                   Components
         Houston, Texas (opened 1984)              Components                           97,000      Owned
         Jackson, Mississippi (opened 1994)        Secondary structures                 96,000      Owned
                                                   Covering subsystems
                                                   Components

         Mattoon, Illinois (opened 1991)           Secondary structures                90,600       Owned
                                                   Covering subsystems
                                                   Components
         Atwater, California (opened 1996)         Secondary structures                85,700       Owned
                                                   Covering subsystems
                                                   Components
         Hobbs, New Mexico (acquired 1995)         Secondary structures                60,800       Leased
                                                   Covering subsystems
                                                   Components
         Douglasville, Georgia (acquired 1995)     Overhead doors                      60,000       Owned
                                                   Components
         Chandler, Arizona (acquired 1995)         Overhead doors                      35,000       Leased
                                                   Components
         Ennis, Texas (acquired 1996)              Components                          33,000       Owned
                                                   Studs

------------

(1) Includes primary structures, secondary structures and covering subsystems.

         The principal executive offices of the Company occupy 33,600 square feet of the principal manufacturing facility in Houston. The principal offices of A&S, DBCI and Mesco occupy 16,000 square feet of the Caryville facility, 4,000 square feet of the Douglasville facility, and 16,800 square feet of the Southlake facility, respectively. The Company also maintains several drafting office facilities and retail locations in various states. These office facilities are subject to short-term leases.


ITEM 3.          LEGAL PROCEEDINGS.

                 The Company is involved in various legal proceedings that the Company considers to be in the normal course of business. Management of the Company believes that such litigation will not result in any material losses.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Not applicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                 MATTERS.

                 The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, bottom of page 31, regarding the market for common stock of the Company.

         During fiscal 1996, the Company issued and sold the following securities without registration under the Securities Act of 1933, as amended ("Securities Act"); no underwriters were involved in either of the transactions:

                 In November 1995, the Company issued 300,000 shares of Common Stock to Doors & Building Components, Inc., of which David B. Curtis was the sole shareholder, in connection with the acquisition by the Company of substantially all of the assets of that company. The issuance of the Common Stock was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because the transaction did not involve a public offering.

                 In April 1995, the Registrant issued a $1,500,000 principal amount, 7% subordinated convertible debenture due April 1, 2001, to Anderson Industries, Inc. in connection with the purchase of the Mesco Metal Buildings division of that company. The convertible debenture was concurrently distributed by that company to John T. Eubanks, its principal shareholder. The convertible debenture is convertible into Common Stock of the Company after April 1, 1997 at a conversion price of $29.925 per share. No underwriters participated in the transaction. The issuance of the convertible debenture was exempt from the registration requirements of the Securities Act pursuant to
         Section 4(2) because the transaction did not involve a public offering. Upon conversion thereof, the issuance of the Common Stock will be exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) thereof.

ITEM 6.          SELECTED FINANCIAL DATA.

                 The information required by this Item is incorporated by reference from the Company's 1996 Annual Report to Shareholders, top of page 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                 The information required by this Item is incorporated by reference from the following portions of the Company's 1996 Annual Report to
Shareholders: Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 28 through 30.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in the Company's 1996 Annual Report to Shareholders.

                                                                                Pages of
                                                                                Annual Report
                                                                               to Shareholders
                                                                               ---------------
         Selected Financial Data                                                     1

         Consolidated statements of income for
         each of the three years in the period
         ended October 31, 1996                                                     17

         Consolidated balance sheets at
         October 31, 1996 and 1995                                                  18

         Consolidated statements of shareholders'
         equity for each of the three years in the
         period ended October 31, 1996                                              19

         Consolidated statements of cash flows
         for each of the three years in the
         period ended October 31, 1996                                              20

         Notes to consolidated financial statements                               21 - 26

         Report of independent auditors                                              27

         Management's Discussion and Analysis of
         Results of Operations and Financial Condition                            28 - 30

         Unaudited Quarterly Financial Data                                          31

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                 Not applicable.

                                    PART III

             The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of the Company's definitive proxy statement for its annual meeting of shareholders to be held on March 5, 1997.


                                                                     Pages of
                                                                 Proxy Statement
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.         3 - 6

ITEM 11.     EXECUTIVE COMPENSATION.                                  7 - 11

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT.                                   1 - 3

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.            17


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a)     The following documents are filed as a part of this report:

       1.      Consolidated financial statements (see Item 8).

       2.      Consolidated financial statement schedules.

               Schedule II      -       Valuation and Qualifying Accounts

               All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

       3.      Exhibits.

                 3.1 Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                 3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                 3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

                 3.4 Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit 3.2 to the Company's registration statement no. 33-45612 and incorporated herein)

                 4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 4.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                 4.2 Stock Registration Agreement, dated April 10, 1989, between the Company and Equus II Incorporated, formerly Equus Investments II, L.P. ("Equus") (filed as Exhibit
                      4.2 to the Company's registration statement no. 33-45612 and incorporated herein)

                 4.3 Credit Agreement, dated April 30, 1993, between NationsBank of Texas, N.A. and NCI Building Systems, L.P. (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

                 4.4 First Amendment Agreement, dated February 28, 1994, between NationsBank of Texas, N.A. and NCI Building System, L. P. (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

                 4.5 Second Amendment Agreement, dated February 28, 1995, between NationsBank of Texas, N.A. and NCI Building Systems, L.P. (filed as Exhibit 4.13 to the Company's registration statement no. 33- 99560 and incorporated herein)

                 4.6 $6,000,000 Revolving Credit Note, dated April 30, 1993, in favor of NationsBank of Texas, N.A., executed by NCI Building Systems, L.P. (filed as Exhibit 4.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

                 4.7 $1,750,000 Revolving Credit Note, dated February 28, 1994, in favor of NationsBank of Texas, N.A., executed by NCI Building Systems, L.P. (filed as Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

                 4.8 Guaranty, dated April 30, 1993, between NationsBank of Texas, N.A. and the Company (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

                 4.9 Guaranty, dated April 30, 1993, between NationsBank of Texas, N.A. and A & S Building Systems, Inc. (filed as
                      Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

                4.10 Loan Agreement "A," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit
                      4.11 to the Company's registration statement no. 33-45612 and incorporated herein)

                4.11 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by the Company (filed as Exhibit 4.12 to the Company's registration statement no. 33-45612 and incorporated herein)

                4.12 Loan Agreement "B," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit
                      4.13 to the Company's registration statement no. 33-45612 and incorporated herein)

                4.13 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by the Company (filed as Exhibit 4.14 to the Company's registration statement no. 33-45612 and incorporated herein)

                4.14 Stock Retention and Registration Agreement, dated November 13, 1995, by and between the Company, Doors & Building Components, Inc., and David B. Curtis (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein)

               *4.15 7% Convertible Subordinated Debenture dated April 1, 1996 Due April 1, 2001 between NCI Building Systems, Inc. and John T. Eubanks

                10.1 Employment Agreement, dated April 10, 1989, between the Company and Johnie Schulte, Jr. (filed as Exhibit 10.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                10.2 Amendment to Employment Agreement, dated February 21, 1992, between the Company and Johnie Schulte, Jr. (filed as Exhibit 10.1.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                10.3 Summary of Bonus Program (filed as Exhibit 10.2 to the Company's registration statement no. 33-45612 and incorporated herein)

                10.4 Employee Stock Option Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52080 and incorporated herein)

                10.5  Amendment No. 1 to Stock Option Plan (filed as Exhibit
                      4.2 to the Company's registration statement no. 33-52080 and incorporated herein)

                10.6  Amendment No. 2 to Stock Option Plan (filed as Exhibit
                      10.6 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein)

                10.7  Form of Employee Stock Option Agreement (filed as
                      Exhibit 4.3 to the Company's registration statement no. 33-52080 and incorporated herein)

                10.8  Form of Director Stock Option Agreement (filed as
                      Exhibit 4.4 to the Company's registration statement no. 33-52080 and incorporated herein)

                10.9 License Agreement, dated June 30, 1989, between Metal Building Components, Inc. and the Company (filed as
                      Exhibit 10.6 to the Company's registration statement no. 33-45612 and incorporated herein)

               10.10 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52078 and incorporated herein)

               10.11  Form of Metallic Builder Agreement (filed as Exhibit
                      10.10 to the Company's registration statement no. 33-45612 and incorporated herein)

               10.12 Form of A&S Builder Agreement (filed as Exhibit 10.17 to the Company's Annual Report on Form 10- K for the fiscal year ended October 31, 1992 and incorporated herein)

               10.13 Purchase Agreement, dated September 7, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated herein)

               10.14 Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated herein)

              *10.15  Form of Mesco Metal Buildings Agreement

               10.16  Amendment No. 3 to Stock Option Plan (filed as Exhibit
                      4.6 to the Company's Registration Statement No. 333-12921 and incorporated herein)

               10.17 Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc., David B. Curtis, DBCI Acquisition Corp. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 13, 1995 and incorporated herein)

               10.18 Asset Purchase Agreement, dated April 1, 1996, by and among Anderson Industries, Inc., Charles W. Anderson, Thomas L. Anderson, Jr., John T. Eubanks, Robert K. Landon, NCI Building Systems, L.P. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein).

               *13 1995 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

               *21    List of Subsidiaries

               *23    Consent of Ernst & Young LLP

               *27    Financial Data Schedule
-----------

    *    Filed herewith

    (b)  Reports on Form 8-K.

                 None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of January, 1997.

                                        NCI BUILDING SYSTEMS, INC.



                                        By: /s/ Johnie Schulte
                                            ------------------------------------
                                            Johnie Schulte, President and
                                            Chief Executive Officer



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 27th day of January, 1997.

        Name               Title

/s/ Johnie Schulte         President, Chief Executive Officer and Director
-------------------------- (principal executive officer)
Johnie Schulte



/s/ Robert J. Medlock      Vice President, Chief Financial Officer and Treasurer
-------------------------- (principal financial and accounting officer)
Robert J. Medlock



                           Director
--------------------------
Thomas C. Arnett



/s/ William D. Breedlove   Director
--------------------------
William D. Breedlove



/s/ Gary L. Forbes         Director
--------------------------
Gary L. Forbes



/s/ Leonard F. George      Executive Vice President and Director
--------------------------
Leonard F. George

/s/ Robert N. McDonald     Director
--------------------------
Robert N. McDonald



/s/ C.A. Rundell, Jr.      Director
--------------------------
C. A. Rundell, Jr.



/s/ Daniel D. Zabcik       Director
--------------------------
Daniel D. Zabcik

                           NCI BUILDING SYSTEMS, INC.


                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                                                 Additions
                                                Balance at  -----------------                      Balance
                                                Beginning   Charged to Costs                        at End
         Description                            of Period     and Expenses     Deductions(1)      of Period
         -----------                            ----------  ----------------   -------------      ---------
Year ended October 31, 1996:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges  . . . . . . . . .   $  1,339,772   $    680,633    $  391,203         $ 1,629,202

Year ended October 31, 1995:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges  . . . . . . . . .   $  1,040,828   $  1,101,038    $  802,094         $ 1,339,772

Year ended October 31, 1994:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges  . . . . . . . . .   $    990,012   $    651,215    $  600,399         $ 1,040,828


--------------

(1)     Uncollectible accounts, net of recoveries.

                               INDEX TO EXHIBITS

                                                                    Sequentially
                                                                      Numbered
                                                                        Page
                                                                    ------------
3.1     Restated Certificate of Incorporation of the Company
        (filed as Exhibit 3.1 to the Company's registration statement no. 33-45612 and incorporated herein)

3.2     Certificate of Amendment to Restated Certificate of
        Incorporation of the Company (filed as Exhibit 3.1.1
        to the Company's registration statement no. 33-45612 and incorporated herein)

3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

3.4 Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit
        3.2 to the Company's registration statement no.
        33-45612 and incorporated herein)

4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 4.1 to the Company's registration statement no. 33-45612 and incorporated herein)

4.2 Stock Registration Agreement, dated April 10, 1989, between the Company and Equus II Incorporated, formerly Equus Investments II, L.P. ("Equus") (filed as Exhibit 4.2 to the Company's registration statement no. 33-45612 and incorporated herein)

4.3 Credit Agreement, dated April 30, 1993, between NationsBank of Texas, N.A. and NCI Building Systems, L.P. (filed as Exhibit 4.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

4.4 First Amendment Agreement, dated February 28, 1994, between NationsBank of Texas, N.A. and NCI Building System, L. P. (filed as Exhibit 4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

4.5 Second Amendment Agreement, dated February 28, 1995, between NationsBank of Texas, N.A. and NCI Building Systems, L.P. (filed as Exhibit 4.13 to the Company's registration statement no. 33-99560 and incorporated herein)

4.6     $6,000,000 Revolving Credit Note, dated April 30,
        1993, in favor of NationsBank of Texas, N.A., executed by NCI Building Systems, L.P. (filed as
        Exhibit 4.8 to the Company's Annual Report on Form
        10-K for the fiscal year ended October 31, 1993 and incorporated herein)

                                                                    Sequentially
                                                                      Numbered
                                                                        Page
                                                                    ------------

 4.7 $1,750,000 Revolving Credit Note, dated February 28, 1994, in favor of NationsBank of Texas, N.A., executed by NCI Building Systems, L.P. (filed as
         Exhibit 4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated herein)

 4.8 Guaranty, dated April 30, 1993, between NationsBank of Texas, N.A. and the Company (filed as Exhibit 4.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

 4.9 Guaranty, dated April 30, 1993, between NationsBank of Texas, N.A. and A & S Building Systems, Inc. (filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1993 and incorporated herein)

 4.10 Loan Agreement "A," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit
         4.11 to the Company's registration statement no.
         33-45612 and incorporated herein)

 4.11 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by the Company (filed as Exhibit 4.12 to the Company's registration statement no. 33-45612 and incorporated herein)

 4.12 Loan Agreement "B," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit
         4.13 to the Company's registration statement no.
         33-45612 and incorporated herein)

 4.13 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by the Company (filed as Exhibit 4.14 to the Company's registration statement no. 33-45612 and incorporated herein)

 4.14 Stock Retention and Registration Agreement, dated November 13, 1995, by and between the Company, Doors
         & Building Components, Inc., and David B. Curtis (Filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 and incorporated herein)

*4.15    7% Convertible Subordinated Debenture dated April 1,
         1996 Due April 1, 2001 between NCI Building Systems,
         Inc. and John T.  Eubanks

 10.1 Employment Agreement, dated April 10, 1989, between the Company and Johnie Schulte, Jr. (filed as Exhibit
         10.1 to the Company's registration statement no.
         33-45612 and incorporated herein)

 10.2    Amendment to Employment Agreement, dated February 21,
         1992, between the Company and Johnie Schulte, Jr.
         (filed as Exhibit 10.1.1 to the Company's registration statement no. 33-45612 and incorporated herein)

                                                                    Sequentially
                                                                      Numbered
                                                                        Page
                                                                    ------------

 10.3 Summary of Bonus Program (filed as Exhibit 10.2 to the Company's registration statement no. 33-45612 and incorporated herein)

 10.4 Employee Stock Option Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52080 and incorporated herein)

 10.5    Amendment No. 1 to Stock Option Plan (filed as
         Exhibit 4.2 to the Company's registration statement no. 33-52080 and incorporated herein)

 10.6    Amendment No. 2 to Stock Option Plan (filed as
         Exhibit 10.6 in the Company's Annual Report on Form
         10-K for the fiscal year ended October 31, 1992 and incorporated herein)

 10.7    Form of Employee Stock Option Agreement (filed as
         Exhibit 4.3 to the Company's registration statement no. 33-52080 and incorporated herein)

 10.8    Form of Director Stock Option Agreement (filed as
         Exhibit 4.4 to the Company's registration statement no. 33-52080 and incorporated herein)

 10.9    License Agreement, dated June 30, 1989, between Metal
         Building Components, Inc. and the Company (filed as
         Exhibit 10.6 to the Company's registration statement no. 33-45612 and incorporated herein)

 10.10 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52078 and incorporated herein)

 10.11   Form of Metallic Builder Agreement (filed as Exhibit
         10.10 to the Company's registration statement no.
         33-45612 and incorporated herein)

 10.12 Form of A&S Builder Agreement (filed as Exhibit 10.17 in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated herein)

 10.13 Purchase Agreement, dated September 7, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 in the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated herein)

 10.14 Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.2 in the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated herein)

*10.15   Form of Mesco Metal Buildings Agreement

                                                                    Sequentially
                                                                      Numbered
                                                                        Page
                                                                    ------------


 10.16   Amendment No. 3 to Stock Option Plan (filed as
         Exhibit 4.6 to the Company's Registration Statement
         No. 333-12921 and incorporated herein)

 10.17 Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc., David B. Curtis, DBCI Acquisition Corp. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 13, 1995 and incorporated herein)

 10.18 Asset Purchase Agreement, dated April 1, 1996, by and among Anderson Industries, Inc., Charles W. Anderson, Thomas L. Anderson, Jr., John T. Eubanks, Robert K. Landon, NCI Building Systems, L.P. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated herein)

*13 1995 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, and 8 of this Form 10-K, the 1995 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

*21      List of Subsidiaries

*23      Consent of Ernst & Young LLP

*27      Financial Data Schedule

---------------

*   Filed herewith