Form 10-Q
period 1997-01-31
NCI BUILDING SYSTEMS INC
filed 1997-03-14
CIK 883902

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: January  31, 1997
                       -----------------

Commission file number: 0-19885
                        -------

                           NCI BUILDING SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                      76-0127701
-----------------------------------               -----------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization                      Identification No.)

          7301 Fairview
          Houston, Texas                                     77041
----------------------------------------           -----------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (713) 466-7788
-------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports, required to be filed, by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months. (Or for such shorter periods, that the registrant was required to file such reports). And (2) has been
     subject to such filing requirements for the past 90 days.   Yes  X   No
                                                                    ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

   Common Stock, $.01 Par Value--8,049,002 shares as of January 31, 1997
-------------------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX

PART 1.  FINANCIAL STATEMENTS                                             PAGE NO.
-------  --------------------                                             --------
Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets                               1
         January 31, 1997 and October 31, 1996.

         Condensed consolidated statements of income                         2
         Three months ended January 31, 1997 and 1996.

         Condensed consolidated statements of cash flows                     3
         Three months ended January 31, 1997 and 1996.

         Notes to condensed consolidated financial                         4-5
         Statements January 31, 1997.


Item 2.  Management's Discussion and Analysis of Financial                 6-7
         Condition and Results of Operations.




PART 2.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                    8

                           NCI BUILDING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             JANUARY 31,      OCTOBER 31,
                                                1997              1996
                                           -------------    -------------
                                             (UNAUDITED)         (NOTE)
ASSETS

CURRENT ASSETS:
         CASH AND CASH EQUIVALENTS         $  22,145,000    $  20,944,000
         ACCOUNTS RECEIVABLE                  31,105,000       37,749,000
         INVENTORIES                          32,339,000       28,693,000
         OTHER CURRENT ASSETS                  3,419,000        3,224,000
                                           -------------    -------------
                                              89,008,000       90,610,000

         PROPERTY, PLANT AND EQUIPMENT        57,930,000       56,243,000
           LESS-ACCUMULATED DEPRECIATION     (14,776,000)     (13,491,000)
                                           -------------    -------------

                                              43,154,000       42,752,000
                                           -------------    -------------

         OTHER ASSETS                         24,527,000       24,964,000
                                           -------------    -------------

                                           $ 156,689,000    $ 158,326,000
                                           =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
NOTES PAYABLE AND CURRENT
PORTION OF LONG-TERM DEBT                  $      47,000    $      47,000
ACCOUNTS PAYABLE                              15,187,000       21,527,000
OTHER CURRENT LIABILITIES                     14,307,000       17,077,000
                                           -------------    -------------

                                              29,541,000       38,651,000
                                           -------------    -------------


LONG-TERM DEBT, NONCURRENT PORTION,
         AND DEFERRED INCOME TAXES             3,472,000        3,500,000
                                           -------------    -------------


SHAREHOLDERS' EQUITY:
         COMMON STOCK                             81,000           80,000
         PAID IN CAPITAL                      49,707,000       47,359,000
         RETAINED EARNINGS                    73,888,000       68,736,000
                                           -------------    -------------

                                             123,676,000      116,175,000
                                           -------------    -------------

                                           $ 156,689,000    $ 158,326,000
                                           =============    =============


NOTE: THE BALANCE SHEET AT OCTOBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                              THREE MONTHS ENDED JAN. 31,
                                 1997            1996
                             ------------    ------------
SALES                        $ 82,875,000    $ 67,350,000

COST OF SALES                  60,465,000      49,966,000
                             ------------    ------------

GROSS PROFIT                   22,410,000      17,384,000


OPERATING EXPENSES             14,537,000      11,277,000
                             ------------    ------------

OPERATING INCOME                7,873,000       6,107,000

INTEREST EXPENSE                   37,000           4,000
OTHER (INCOME) EXPENSE           (414,000)       (382,000)
                             ------------    ------------

                                 (377,000)       (378,000)
                             ------------    ------------

INCOME BEFORE INCOME TAXES      8,250,000       6,485,000

PROVISION FOR INCOME TAXES      3,098,000       2,465,000
                             ------------    ------------

NET INCOME                   $  5,152,000    $  4,020,000
                             ============    ============

NET INCOME PER SHARE         $        .61    $        .53
                             ============    ============



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       NCI BUILDING SYSTEMS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                         THREE MONTHS ENDED JAN. 31
                                           1997            1996
                                       ------------    ------------
CASH FROM OPERATIONS                   $  2,475,000    $  1,281,000
                                       ------------    ------------


INVESTING ACTIVITIES:

  PURCHASE OF PROPERTY, PLANT            (1,709,000)     (1,538,000)
   AND EQUIPMENT
  ACQUISITION OF DBCI                          --       (11,000,000)
  OTHER                                     (75,000)         71,000
                                       ------------    ------------
                                         (1,784,000)    (12,467,000)
                                       ------------    ------------

FINANCING ACTIVITIES:
NET PROCEEDS FROM SALE OF STOCK                --        24,778,000
PROCEEDS FROM STOCK OPTIONS EXERCISE        522,000         378,000
REPAYMENT OF DEBT                           (12,000)        (12,000)
                                       ------------    ------------
                                            510,000      25,144,000
                                       ------------    ------------
INCREASE IN CASH                       $  1,201,000    $ 13,958,000
                                       ============    ============




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                JANUARY 31, 1997




NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997, are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1996.



NOTE 2 -- INVENTORIES

     The components of inventory consist of the following:

                                          January 31,   October 31,
                                             1997          1996
                                          -----------   -----------
     Raw materials                        $25,758,000   $21,515,000
     Work-in-process and finished goods     6,581,000     7,178,000
                                          -----------   -----------

                                          $32,339,000   $28,693,000
                                          ===========   ===========


NOTE 3 -- NET INCOME PER SHARE


     Net income per common share is computed by dividing net income after income taxes by the weighted average number of common shares outstanding, after giving effect to common stock equivalents. The number of shares used in the computation for the three months ended January 31, 1997 and 1996 was 8,437,049 and 7,631,608, respectively.

NOTE 4 -- ACQUISITION

     In April 1996, the Company acquired substantially all the assets and assumed certain liabilities of Mesco Metal Buildings, a division of Anderson Industries, Inc. (Mesco) a manufacturer of metal building systems and components, for approximately $22.3 million, including a cash consideration of $20.8 million and the issuance of a $1.5 million, 7% convertible subordinated debenture due April 1, 2001. The excess of cost over the fair value of the acquired net assets was approximately $10.9 million. Assuming the acquisition of Mesco had been consummated November 1, 1995, the pro forma unaudited results of operations for the three months ended January 31, 1996 are as follows. (in thousands, except per share data.)

     Sales                       $75,965
     Net income                  $ 4,805
     Net income per share        $  0.63




NOTE 5 - SUBSEQUENT EVENTS

In February 1997, the Company purchased substantially all of the real estate, machinery, equipment and inventories and a plant facility located in Jemison, Alabama of Carlisle Engineered Metals, Incorporated for approximately $6.2 million. As a part of the transaction, the Company also leased two plant facilities located in Houston, Texas.

                           NCI BUILDING SYSTEMS, INC.


Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


Results of Operations

THREE MONTHS ENDED JANUARY 31, 1997 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1996.

Sales in the first quarter of fiscal year 1997 increased by $15.5 million, or 23%, compared to the first quarter of fiscal year 1996. Approximately $8.4 million of this increase resulted from the acquisition of Mesco Metal Buildings (MESCO) in April 1996. The remaining increase of $7 million, or 11%, was due primarily to the increase in market penetration of building system sales and higher sales in the component division, enabled in part by the increased capacity provided by the new manufacturing facility in Atwater, California which was not open in the prior years' first quarter.

Gross profit in the first quarter increased $5.0 million, or 29%, compared to the prior year's first quarter. Gross margin percentage improved from 25.8% last year to 27.0% in the current quarter. The inclusion of Mesco in the results of operations and improved operations of the Company's door division accounted for the increase in gross margin percentage.

Operating expenses, which consist of engineering, selling and administrative costs increased by $3.3 million, or 29%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 17.5% compared to 16.7% a year ago. This increase was comprised primarily of salaries and commissions for additional employees hired to support the increased volume of orders and sales over the prior year and the inclusion of Mesco for the first time. These percentage increases resulted primarily from the inclusion of Mesco and somewhat lower sales than expected due to adverse weather in the first quarter, which delayed the shipment of customer orders.

Interest expense increased by $33,000 in the current quarter compared to the prior year's first quarter due to $1.5 million in debt related to the acquisition of Mesco.

Other income increased by $32,000 in the current quarter due to a higher level of investable cash during the quarter compared to last year.

Income before income taxes increased by $1.8 million, or 27%, as a result of the increased sales volume and improved gross margins. As a percent of sales, income before taxes was 10.0% in the current quarter compared to 9.6% in the same quarter a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, the sale of equity and bank borrowing. It maintains a revolving credit facility with a bank lender that provides for a maximum credit on an unsecured basis of $6.0 million, which matures in March 1997. The Company also has a six-year reducing line of credit with a current borrowing limit of $1.0 million. The Company has no outstanding balance under either of these credit facilities and has not borrowed any funds in the current quarter.

During the quarter, the Company spent $1.7 million in capital additions for its manufacturing facilities and for management information systems enhancements. All of these additions were funded from internally generated cash.

At January 31, 1997, the ratio of current assets to current liabilities was 3.0 to 1 compared to 2.3 to 1 at October 31, 1996. Working capital generated from operations before changes in current assets and liabilities was $7.0 million.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate external financing for expansion, when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity in future periods.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  None

          (b) There were no reports filed under Form 8-K for the quarter ended January 31,1997










                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NCI BUILDING SYSTEMS, INC.
                                    --------------------------
                                          (Registrant)


Date:   March 10, 1997               /s/ ROBERT J. MEDLOCK
      -------------------           --------------------------
                                    Robert J. Medlock
                                    Vice President and
                                    Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
