Form 10-Q
period 1997-04-30
NCI BUILDING SYSTEMS INC
filed 1997-06-13
CIK 883902

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: April 30, 1997
                      ---------------
Commission file number: 0-19885
                       ---------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        76-0127701
----------------------------------------          ------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


           7301 Fairview
           Houston, Texas                                  77041
----------------------------------------          ------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (713) 466-7788
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


                                 Not Applicable
--------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports, required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. (Or for such shorter periods, that the registrant was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days. Yes ___X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common stock $.01 Par Value -- 8,069,818 Shares as of April 30, 1997
--------------------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX


PART 1.  FINANCIAL STATEMENTS                                  PAGE NO.
-----------------------------                                  -------
Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets
         April 30, 1997 and October 31, 1996.                      1

         Condensed consolidated statements of income
         Three months ended April 30, 1997 and 1996.               2

         Condensed consolidated statements of income
         Six months ended April 30, 1997 and 1996.                 3

         Condensed consolidated statements of cash flows
         Six months ended April 30, 1997 and 1996.                 4

         Notes to condensed consolidated financial
         Statements April 30, 1997.                               5-6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                     7-9


PART 2.  OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to Vote of Security Holders         10

Item 6.  Exhibits and Reports on Form 8-K                          11



                          NCI BUILDING SYSTEMS, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                            APRIL 30,          OCTOBER 31,
                                              1997                1996
                                           -----------         -----------
                                           (UNAUDITED)           (NOTE)
ASSETS

CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS            $ 17,175,000        $ 20,944,000
     ACCOUNTS RECEIVABLE                    36,455,000          37,749,000
     INVENTORIES                            36,323,000          28,693,000
     OTHER CURRENT ASSETS                    3,838,000           3,224,000
                                          ------------        ------------

                                            93,791,000          90,610,000

     PROPERTY, PLANT AND EQUIPMENT          63,279,000          56,243,000
       LESS-ACCUMULATED DEPRECIATION       (16,201,000)        (13,491,000)
                                          ------------        ------------

                                            47,078,000          42,752,000
                                          ------------        ------------

OTHER ASSETS:
     EXCESS OF COST OVER FAIR VALUE         21,874,000          22,673,000
     OTHER                                   2,713,000           2,291,000
                                          ------------        ------------

                                            24,587,000          24,964,000
                                          ------------        ------------

                                          $165,456,000        $158,326,000
                                          ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     NOTES PAYABLE AND CURRENT
     PORTION OF LONG-TERM DEBT            $     47,000        $     47,000
     ACCOUNTS PAYABLE                       19,194,000          21,527,000
     OTHER CURRENT LIABILITIES              13,620,000          17,077,000
                                          ------------        ------------

                                            32,861,000          38,651,000
                                          ------------        ------------


LONG-TERM DEBT, NONCURRENT PORTION,
     AND DEFERRED INCOME TAXES               3,445,000           3,500,000
                                          ------------        ------------


SHAREHOLDERS' EQUITY:
     COMMON STOCK                               81,000              80,000
     PAID IN CAPITAL                        49,999,000          47,359,000
     RETAINED EARNINGS                      79,070,000          68,736,000
                                          ------------        ------------

                                           129,150,000         116,175,000
                                          ------------        ------------

                                          $165,456,000        $158,326,000
                                          ============        ============



NOTE: THE BALANCE SHEET AT OCTOBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE
           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                          THREE MONTHS ENDED APRIL 30,
                                              1997            1996
                                          -----------      -----------
SALES                                     $91,637,000      $72,171,000

COST OF SALES                              67,943,000       52,624,000
                                          -----------      -----------

GROSS PROFIT                               23,694,000       19,547,000

OPERATING EXPENSES                         15,825,000       11,818,000
                                          -----------      -----------

OPERATING INCOME                            7,869,000        7,729,000

INTEREST EXPENSE                               40,000           24,000
OTHER (INCOME) EXPENSE                       (351,000)        (427,000)
                                          -----------      -----------

                                             (311,000)        (403,000)
                                          -----------      -----------

INCOME BEFORE INCOME TAXES                  8,180,000        8,132,000

PROVISION FOR INCOME TAXES                  2,997,000        3,081,000
                                          -----------      -----------

NET INCOME                                $ 5,183,000      $ 5,051,000
                                          ===========      ===========

NET INCOME PER SHARE                      $       .61      $       .60
                                          ===========      ===========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                               SIX MONTHS ENDED APRIL 30,
                                   1997         1996
                               ------------  ------------

SALES                          $174,512,000  $139,521,000

COST OF SALES                   128,408,000   102,590,000
                               ------------  ------------

GROSS PROFIT                     46,104,000    36,931,000

OPERATING EXPENSES               30,363,000    23,094,000
                               ------------  ------------

OPERATING INCOME                 15,741,000    13,837,000
                               ------------  ------------
INTEREST EXPENSE                     77,000        27,000
OTHER (INCOME) EXPENSE             (765,000)     (809,000)
                               ------------  ------------

                                   (688,000)     (782,000)
                               ------------  ------------

INCOME BEFORE INCOME TAXES       16,429,000    14,619,000

PROVISION FOR INCOME TAXES        6,095,000     5,546,000
                               ------------  ------------

NET INCOME                       10,334,000     9,073,000
                               ============  ============

NET INCOME PER SHARE           $       1.22  $       1.13
                               ============  ============



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NCI BUILDING SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)



                                        SIX MONTHS ENDED APRIL 30,
                                            1997          1996
                                        ------------  ------------

CASH FROM OPERATIONS                    $  6,401,000  $  6,235,000

INVESTING ACTIVITIES:
  PURCHASE OF PROPERTY, PLANT             (4,038,000)   (4,342,000)
    AND EQUIPMENT
  ACQUISITION OF DBCI                          ---     (11,000,000)
  ACQUISITION OF MESCO                         ---     (19,963,000)
  ACQUISITION OF CARLISLE                 (6,230,000)   (2,522,000)
  OTHER                                     (626,000)     (281,000)
                                        ------------  ------------

                                         (10,894,000)  (38,108,000)
                                        ------------  ------------

FINANCING ACTIVITIES:
NET PROCEEDS FROM SALE OF STOCK                ---      24,770,000
PROCEEDS FROM STOCK OPTIONS EXERCISE         749,000       673,000
BORROWING AND REPAYMENT OF DEBT
  AND OTHER                                  (25,000)      (24,000)
                                        ------------  ------------

                                             724,000    25,419,000
                                        ------------  ------------

INCREASE (DECREASE) IN CASH             $ (3,769,000) $ (6,454,000)
                                        ============  ============


                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 APRIL 30, 1997

NOTE 1 -- BASIS OF PRESENTATION
-------------------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 30, 1997, are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1996.

NOTE 2 -- INVENTORIES
---------------------

     The components of inventory consist of the following:

                                                   APRIL 30,   OCTOBER 31,
                                                     1997         1996
                                               ------------   ------------
     Raw materials                             $ 29,635,000   $ 21,515,000
     Work in process                              6,688,000      7,178,000
     and finished goods                        ------------   ------------
                                               $ 36,323,000   $ 28,693,000
                                               ============   ============


NOTE 3 -- NET INCOME PER SHARE
------------------------------

Net income per common share is computed by dividing net income after income taxes by the weighted average number of common shares outstanding, after giving effect to common stock equivalents. The number of shares used in the computation for the three months ended April 30, 1997 and 1996 was 8,498,199 and 8,388,220, respectively. The number of shares used in the computation for the six months ended April 30, 1997 and 1996 was 8,467,624 and 8,009,921, respectively.

NOTE  4 -- ACQUISITIONS
----------------------

In November 1995, the Company acquired substantially all the assets and assumed certain liabilities of Doors and Building Components, Inc. (DBCI), a manufacturer of overhead doors, for approximately $18.0 million. The excess of cost over the fair value of the acquired net assets was approximately $11.8 million. In April 1996, the Company acquired substantially all the assets and assumed certain liabilities of Mesco Metal Buildings (MESCO) for approximately $22.0 million, including a cash consideration of $20.5 million and the issuance of a $1.5 million, 7% subordinated convertible debenture due April 1, 2001.
The debenture is convertible into common stock any time after April 1, 1997, at a conversion price of $29.925 per share and may be redeemed, at the option of the Company, in whole or in part, at any time after April 1, 1997, at 100% of the principal amount thereof, plus accrued interest, provided the market price (as defined) at the time is at least 150% of the conversion rate. The excess of cost over the fair value of the acquired net assets was approximately $10.9 million. The consolidate results of operations for fiscal 1996 include DBCI and MESCO since the date of acquisitions. The acquisitions were accounted for using the purchase method. Assuming the acquisitions of DBCI and MESCO had been consummated November 1, 1995, the pro forma unaudited results of operations are as follows (in thousands, except per share data):

                                               Six Months Ended
                                               April 30, 1996
                                               ----------------

     Sales                                     $154,095
     Net income                                $ 10,482
     Net income per share                      $   1.31

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months ended April 30, 1997 Compared to Three Months Ended April 30, 1996.

Sales in the second quarter of fiscal year 1997 increased by $19.5 million, or 27%, compared to the second quarter of fiscal year 1996. Approximately $5.5 million of this increase resulted from the acquisition of Mesco Building Company (MESCO) in April 1996 which is included in the second quarter this year compared to only one month in 1996. The remaining increase of $14 million, or 19%, was due primarily to the increase in market penetration of building system sales and higher sales in the component division. The new manufacturing facility in Atwater, California which was not open in the prior year's second quarter added to the sales in the second quarter of 1997.

Gross profit in the second quarter increased $4.1 million, or 21%, compared to the prior year's second quarter. Gross margin percentage decline from 27.1% last year to 25.8% in the current quarter. This decline resulted from higher manufacturing costs associated with the operation of two new plants in 1997 and start up costs associated with the ECI division that was established with the Carlisle asset acquisition which closed in February 1997. These costs were not offset by higher anticipated sales due to weather in the West, Southeast and Southwest United States.

Operating expenses, which consist of engineering, selling and administrative costs, increased by $4.0 million, or 34%, in the current quarter compared to the same period a year ago. As a percent of sales, operating expenses were 17.3% compared to 16.4% a year ago. This increase was comprised primarily of salaries and commissions for additional employees hired to support the increased volume of orders and sales over the prior year and the inclusion of Mesco and the ECI division for the first time. As a percent of sales, these costs increased from the inclusion of Mesco and the ECI division and somewhat lower sales than expected due to adverse weather in the second quarter, which delayed the shipment of customer orders.

Interest expense increased by $16,000 in the current quarter compared to the prior year's first quarter due to $1.5 million in debt related to the acquisition of Mesco.

Other income decreased by $76,000 in the current quarter due to a lower level of investable cash this year compared to last year.

Income before income taxes increased by $48,000, or 1%. Increased manufacturing costs and high operating expenses were not offset by higher anticipated sales during the quarter. Start up costs associated with the ECI division in February 1997 also contributed to the increased cost levels.

Six Months Ended April 30, 1997 Compared to Six Months Ended April 30, 1996.

Sales for the six months ended April 30, 1997 increased by $35.0 million, or 25%, compared to the six months ended April 30, 1996. Approximately $13.9 million, or 10%, was due to the inclusion of Mesco for the full six months of fiscal year 1997 compared to only one month in fiscal 1996. The remaining increase of $22.1 million, or 15%,was due to increased market penetration in both the metal building systems and components markets.

Gross margins in the second quarter increased by $9.2 million, or 25%, compared to the same period a year ago. This increase was in line with the increase in sales. Higher manufacturing cost in the second quarter, as discussed above, offset gains achieved in the first quarter of 1997.

Operating expenses which consist of engineering, selling and administrative costs increased by $7.3 million, or 31%, in the current six month period compared to the same period last year. As a percent of sales, operating expenses were 17.4% compared to 16.6% a year ago. This increase was comprised primarily of salaries and commissions for additional employees hired to support the increased volume of orders and sales over the prior year and the inclusion of Mesco and Carlisle for the first time. As a percent of sales, these costs increased from the inclusion of Mesco and Carlisle and somewhat lower sales than expected due to adverse weather in the first and second quarter which delayed the shipment of customer orders.

Liquidity and Capital Resources

The Company has historically funded its operations from cash flow from operations and bank borrowing. It maintains a revolving credit facility with a bank lender that provides for a maximum credit on an unsecured basis of $6.0 million, which matures in March 1999. The Company also has a six-year reducing line of credit with a current borrowing limit of $.8 million. The Company has no outstanding balance under either of these credit facilities and did not borrow any funds under these facilities during the six month period.

During the quarter, the Company spent $4.3 million in capital additions for its manufacturing plants. All of the funds for these additions were funded from internally generated cash.

At April 30, 1997, the ratio of current assets to current liabilities was 2.9 to 1 compared to a ratio of 2.3 at 1 at October 1996. Working capital generated from operations before changes in current assets and liabilities was $14.0 million.

                           NCI BUILDING SYSTEMS, INC.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate external financing for expansion, when needed, and increased working capital necessary to support expected growth. Based on current capitalization, it is expected future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity in future periods.


                     --------------------------------------


"This Form 10-Q may contain forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuation in customer demand and order pattern, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended October 31, 1996. The Company expressly disclaims any obligation to release publicity any updates or revisions to these forward-looking statements to reflect any change in its expectations."

                          NCI BUILDING SYSTEMS, INC.



PART II.             OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on Wednesday, March 5, 1997. At the annual meeting, a proposal was submitted to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.01 per value per share, from 15,000,000 to 25,000,000. To be adopted, the proposed amendment to increase the authorized shares of Common Stock had to be approved by the affirmative vote of the holders of a majority of the outstanding Common Stock on the record date for the meeting. Of the 7,383,417 shares of Common Stock of the Company present at the annual meeting, in person or by proxy, the votes cast for and against the proposed amendment to the Restated Certificate of Incorporation were 7,049,266 and 311,308, respectively, with 22,843 shares abstaining. Since there were 8,029,344 shares of Common Stock outstanding on the record date, the proposed amendment to the Restated Certificate of Incorporation was adopted.

At the annual meeting, a proposal was also submitted to amend and restate the Company's Nonqualified Stock Option Plan. To be adopted, the proposed amendment had to be approved by the affirmative vote of the holders of a majority of the Common Stock present, in person or by proxy, at the meeting. Of the 7,383,417 shares of Common Stock of the Company present at the annual meeting, in person or by proxy, the votes cast for and against the proposed amendment and restatement of the Company's Nonqualified Stock Option Plan were 5,971,457 and 592,173, respectively, with 819,787 shares abstaining. (Of the 819,787 shares abstaining, 795,968 did not specify their vote.) Accordingly, the proposed amendment and restatement of the Company's Nonqualified Stock Option Plan was adopted.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Amendment No. 3 to Credit Agreement dated April 30, 1993

          (b)  None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NCI BUILDING SYSTEMS, INC.
                                                  --------------------------
                                                  (Registrant)


Date:     June 13, 1997                           --------------------------
       --------------------                       Robert J. Medlock
                                                  Vice President and
                                                  Chief Financial Officer

                                EXHIBIT INDEX



EXHIBIT                          DESCRIPTION
NUMBER                           -----------
-------
*4.16                  Amendment No. 3 to Credit Agreement dated April 30, 1993

*27                    Financial Data Schedule

--------------

* Filed herewith