Form 10-Q
period 1997-07-31
NCI BUILDING SYSTEMS INC
filed 1997-09-15
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: July 31, 1997

COMMISSION FILE NUMBER: 0-19885

                          NCI BUILDING SYSTEMS, INC.
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                    76-0127701
--------------------------------------        ---------------------------------
  (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

          7301 Fairview
          Houston, Texas                                     77041
----------------------------------------      ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (713) 466-7788
-------------------------------------------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


                                 Not Applicable
-------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FINANCIAL YEAR,
                         IF CHANGED SINCE LAST REPORT.

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed, by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. (Or for such shorter periods, that the registrant was required to file such reports) . And (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $.O1 Par Value - 8,083,376 Shares as of July 31, 1997

                           NCI BUILDING SYSTEMS, INC.

                                     INDEX



PART 1.  FINANCIAL STATEMENTS                                                    PAGE NO.
                                                                                 --------
Item 1.  Financial Statements (unaudited)

         Condensed consolidated balance sheets
           July 31, 1997 and October 31, 1996.                                       1

         Condensed consolidated statements of income
           Three months ended July 31, 1997 and 1996.                                2

         Condensed consolidated statements of income
           Nine months ended July 31, 1997 and 1996.                                 3

         Condensed consolidated statements of cash flows
           Nine months ended July 31, 1997 and 1996.                                 4

         Notes to condensed consolidated financial statements
           July 31, 1997.                                                          5-6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                                    7-9

PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                           10

                           NCI BUILDING SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS

                                                 JULY  31,       OCTOBER 31,
                                                    1997              1996
                                              --------------    --------------
                                                (UNAUDITED)        (NOTE)
ASSETS

CURRENT ASSETS:
          CASH AND CASH EQUIVALENTS           $   30,222,000    $   20,944,000
          ACCOUNTS RECEIVABLE                     40,906,000        37,749,000
          INVENTORIES                             38,126,000        28,693,000
          OTHER CURRENT ASSETS                     3,750,000         3,224,000
                                              --------------    --------------
                                                 113,004,000        90,610,000


          PROPERTY, PLANT AND EQUIPMENT           64,596,000        56,243,000
             LESS-ACCUMULATED DEPRECIATION       (17,741,000)      (13,491,000)
                                              --------------    --------------
                                                  46,855,000        42,752,000
                                              --------------    --------------
OTHER ASSETS:
          EXCESS OF COST OVER FAIR VALUE          21,472,000        22,673,000
          OTHER                                    4,610,000         2,291,000
                                              --------------    --------------
                                                  26,082,000        24,964,000
                                              --------------    --------------
                                              $  185,941,000    $  158,326,000
                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES:
          NOTES PAYABLE AND CURRENT
          PORTION OF LONG-TERM DEBT           $       47,000    $       47,000
          ACCOUNTS PAYABLE                        26,322,000        21,527,000
          OTHER CURRENT LIABILITIES               18,691,000        17,077,000
                                              --------------    --------------
                                                  45,060,000        38,651,000
                                              --------------    --------------

LONG-TERM DEBT, NONCURRENT PORTION,
          AND DEFERRED INCOME TAXES                3,477,000         3,500,000
                                              --------------    --------------

SHAREHOLDERS'  EQUITY:
          COMMON STOCK                                81,000            80,000
          PAID IN CAPITAL                         50,282,000        47,359,000
          RETAINED EARNINGS                       87,041,000        68,736,000
                                              --------------    --------------
                                                 137,404,000       116,175,000
                                              --------------    --------------
                                              $  185,941,000    $  158,326,000
                                              ==============    ==============



NOTE: THE BALANCE SHEET AT OCTOBER 31, 1996 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                 THREE MONTHS ENDED JULY 31,
                              --------------------------------
                                   1997              1996
                              --------------    --------------
SALES                         $  112,484,000    $   91,980,000

COST OF SALES                     82,710,000        66,504,000
                              --------------    --------------
GROSS PROFIT                      29,774,000        25,476,000

OPERATING EXPENSES                17,559,000        14,301,000
                              --------------    --------------

OPERATING INCOME                  12,215,000        11,175,000
                              --------------    --------------

INTEREST EXPENSE                      48,000            46,000

OTHER (INCOME)                      (486,000)         (366,000)
                              --------------    --------------
                                    (438,000)         (320,000)
                              --------------    --------------

INCOME BEFORE INCOME TAXES        12,653,000        11,495,000

PROVISION FOR INCOME TAXES         4,682,000         4,356,000
                              --------------    --------------
NET INCOME                    $    7,971,000    $    7,139,000
                              ==============    ==============
NET INCOME PER SHARE          $          .94    $          .85
                              ==============    ==============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                             NINE MONTHS ENDED July 31,
                                            1997                    1996
                                       -------------           -------------

SALES                                  $ 286,996,000           $ 231,501,000

COST OF SALES                            211,118,000             169,094,000
                                       -------------           -------------

GROSS PROFIT                              75,878,000              62,407,000


OPERATING EXPENSES                        47,922,000              37,395,000
                                       -------------           -------------

OPERATING INCOME                          27,956,000              25,012,000
                                       -------------           -------------

INTEREST EXPENSE                             125,000                  73,000
OTHER (INCOME) EXPENSE                    (1,251,000)             (1,175,000)
                                       -------------           -------------

                                          (1,126,000)             (1,102,000)
                                       -------------           -------------

INCOME BEFORE INCOME TAXES                29,082,000              26,114,000

PROVISION FOR INCOME TAXES                10,777,000               9,902,000
                                       -------------           -------------

NET INCOME                             $  18,305,000           $  16,212,000
                                       =============           =============

NET INCOME PER SHARE                   $        2.16           $        1.99
                                       =============           =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)


                                                            NINE MONTHS ENDED JULY 31,
                                                           1997                   1996
                                                       ------------           ------------

CASH  FROM OPERATIONS                                  $ 22,600,000           $ 17,317,000
                                                       ------------           ------------

INVESTING ACTIVITIES:
        PURCHASE OF PROPERTY, PLANT                      (5,376,000)            (7,974,000)
             AND EQUIPMENT
        ACQUISITION OF DBCI                                      --            (11,000,000)
        ACQUISITION OF MESCO                                     --            (20,613,000)
        ACQUISITION OF CARLISLE ASSETS                   (6,230,000)            (2,522,000)
        OTHER                                            (2,670,000)            (1,959,000)
                                                       ------------           ------------

                                                        (14,276,000)           (44,068,000)
                                                       ------------           ------------

FINANCING ACTIVITIES:
NET PROCEEDS FROM SALE OF STOCK                                  --             24,770,000
PROCEEDS FROM STOCK OPTIONS EXERCISE                        931,000                696,000
BORROWING AND REPAYMENT OF DEBT
  AND OTHER                                                  23,000                (36,000)
                                                       ------------           ------------

                                                            954,000             25,430,000
                                                       ------------           ------------

INCREASE (DECREASE) IN CASH                            $  9,278,000           $ (1,321,000)
                                                       ============           ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JULY 31, 1997



NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information for footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1997, are not necessarily indicative of the results that may be expected for the year ended October 31, 1997.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1996.


NOTE  2  --  INVENTORIES

     The components of inventory consist of the following;

                                        JULY 31,            OCTOBER 31,
                                          1997                 1996
                                      -----------           -----------
Raw materials                         $31,032,000           $21,515,000
Work in process
and finished goods                      7,094,000             7,178,000
                                      -----------           -----------
                                      $38,126,000           $28,693,000
                                      ===========           ===========





NOTE 3  --  NET INCOME PER SHARE


     Net income per common share is computed by dividing net income after income taxes by the weighted average number of common shares outstanding, after giving effect to common stock equivalents. The number of shares used in the computation for the three months ended July 31,1997 and 1996 was 8,477,000 and 8,393,000, respectively. The number of shares used in the computation for the nine months ended July 31, 1997 and 1996 was 8,471,000 and 8,138,000, respectively.

                           NCI BUILDING SYSTEMS, INC.

NOTE  4 -- ACQUISITIONS

     In November 1995, the Company acquired substantially all the assets and assumed certain liabilities of Doors and Building Components Inc.,
     (DBCI), a manufacturer of overhead doors, for approximately $18.0 million. The excess of cost over the fair value of the acquired net assets was approximately $11.4 million. In April, 1996, The Company acquired substantially all the assets and assumed certain liabilities of Mesco Metal Buildings (Mesco) for approximately $22.3 million, including a cash consideration of $20.8 million and the issuance of a $1.5 million, 7% subordinated convertible debenture due April 1, 2001. The excess of cost over the fair value of the acquired net assets was approximately $10.9 million. The consolidated results of operations for 1996 include DBCI and MESCO since the dates of acquisition. The acquisitions were accounted for using the purchase method. Assuming the acquisitions of DBCI and MESCO had been consummated November 1, 1995, the pro forma unaudited results of operations are as follows (in thousands, except per share data):


                            Nine Months Ended July 31,
                                       1996
                                    ----------
Sales                               $  246,045
Net income                          $   17,621
Net income per share                $     2.16

                           NCI BUILDING SYSTEMS, INC.


ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996.

     Sales in the third quarter of fiscal year 1997 increased by $20.5 million, or 22%, compared to the third quarter of fiscal year 1996. This increase was due to the increased industry demand in the metal building business, increase in the Company's builder organization and increased market penetration in the components division of the Company.

     Gross profit for the third quarter of fiscal 1997 increased $4.3 million, or 17%, compared to the prior year's third quarter. Gross profit percentage decreased from 27.7% last year to 26.5% in the current year. This decrease in gross profit percentage resulted primarily from the increased percent of sales derived from components which have slightly lower gross margins than metal building systems.

     Operating expenses which consist of engineering, sales and administrative costs, increased by $3.3 million, or 23%, in the current quarter compared to the same period a year ago. The dollar increase resulted primarily from the increased sales and marketing efforts to build backlog and sales at four facilities added in 1997. As a percent of sales, operating expenses were 15.6% compared to 15.5% a year ago.

     The increase in other income of $120,000 in the current quarter compared to the third quarter last year resulted primarily from higher interest income on the invested cash due to higher average investments in the quarter and higher rates of return compared to the prior year.

     Income before income taxes increased by $1.2 million, or 10%. The increase was less than the sales increase as a result of the lower gross margin percentage and the slight increase in operating expenses as a percent of sales. As a percent of sales, pre-tax income was 11.2% in the current quarter of fiscal 1996 compared to 12.5% in the same quarter a year ago.

                           NCI BUILDING SYSTEMS, INC.


NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996.

     Sales of $287.0 million for the nine months ended July 31, 1997 increased $55.5 million or 24% over the same period a year ago. Approximately $15.6 million, or 7%, was due to the inclusion of Mesco for the full nine months of fiscal year 1997 compared to only four months in fiscal 1996. Factors which contributed to the remaining increase were increased sales through the authorized builder organization, increased market penetration in the components business and continued geographic expansion primarily in the western area of the United States.

     Gross profit of $75.9 million increased 22% for the nine-month period ended July 31, 1997 compared to the same period a year ago. This increase was comparable to the sales increase for the period. As a percent of sales, gross profit was 26.4% in the current period compared to 27.0% in the same period last year. Slightly higher component sales as a percent of total sales primarily accounted for the decrease in gross profit margin percent.

     Operating expenses increased $10.5 million, or 28%, compared to the nine months ended July 31, 1996. As a percent of sales, operating expenses were 16.7% and 16.2%, respectively, for the nine month periods ended July 31, 1997 and 1996. The dollar increase in expenses resulted from the higher level of sales for the current period primarily in the area of selling expenses. The slight increase as a percent of sales resulted from higher marketing costs to build sales at four additional facilities, introduction of new products and geographical expansion.

     Interest expense increased by $52,000 due to debt incurred in connection with the acquisition of Mesco. Other income increased by $76,000 as a result of higher income from invested cash in the current year.

     As a percent of sales, income of taxes decreased to 10.1% from 11.3% in the prior year as a result of the decrease in gross margin percent and the higher level of operating expenses in the current year compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The company has historically funded its operations from cash flow from operations, equity sales of its common stock and bank borrowing. It maintains a revolving credit facility with a bank leader that provides for a maximum credit on an unsecured basis of $6.0 million, which matures in March 1999. The Company had no outstanding balance under its revolving credit facility at July 31, 1997 and did not borrow under its credit agreement during the current year.

     During the quarter, the Company spent $1.3 million in capital additions related primarily to the expansion of its plant in Ennis, Texas to be used in its components operations, purchase of computer hardware and software, and purchase of manufacturing equipment at all locations to enhance productivity.

                           NCI BUILDING SYSTEMS, INC.

     At July 31, 1997, the ratio of current assets to current liabilities was
     2.5 to 1 compared to a ratio of 2.3 to 1 at October 31, 1996 and had outstanding funded debt of $1.7 million.

     Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion, when needed, and the amount of increase working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity in future periods.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORK 8-K

          (a)  None

          (b) There were no reports filed under Form 8-K for the quarter ended July 31,1997




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        NCI BUILDING SYSTEMS, INC.
                                        --------------------------
                                             (Registrant)



Date: September 15, 1997                /s/ Robert J. Medlock
      -----------------------           ---------------------------
                                            Robert J. Medlock
                                            Vice President and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS





EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule

