Form 10-K405
period 1997-10-31
NCI BUILDING SYSTEMS INC
filed 1998-01-29
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]     No  [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 1997, was $251,590,239.

     The number of shares of common stock of the registrant outstanding on December 31, 1997, was 8,177,911.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 1997 Annual Report to Shareholders, and information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 4, 1998.
================================================================================

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     NCI Building Systems, Inc. (the "Company") designs, manufactures and markets metal building and framing systems, self-storage buildings, overhead doors and other building components for commercial, industrial, agricultural, community service and residential uses. The Company markets its products nationwide through direct sales forces and authorized builder networks under several brand names, including "Metallic Buildings," "Mid-West Steel Buildings," "A&S Buildings," "NCI Building Components," "All American Systems," "Steel Systems," "Mid-West Metallic", "DBCI" and "Mesco". The Company operates from a total of 18 manufacturing facilities in the United States and Mexico. It manufactures framing systems as well as components at five of the facilities, framing systems only at one facility, and components only at the regional "satellite" plants.

     In April 1989, the Company leased and assumed operation of the Houston facilities of the Mid-West Metallic division of American Buildings Company and purchased that facility in 1993. This facility with its framing capacity, together with the acquisition of the rights to use the "Mid-West" and "Metallic" names, enabled the Company to expand its product lines from building components to metal building systems and resulted in a substantial increase in the Company's authorized builder network in Texas and surrounding states. The Company also established satellite manufacturing plants in Illinois, Mississippi and California in 1991, 1994 and 1996, respectively, to serve the regional markets surrounding those plants and to enhance the Company's ability to develop and serve authorized builder networks in those regions. In June 1996, the Company acquired a metal stud manufacturing facility and equipment in Ennis, Texas from Alabama Metal Industries Corporation. In July 1997, a joint venture 51%-owned by the Company opened a facility in Monterrey, Mexico to manufacture framing systems.

     The Company also has acquired a number of other businesses in the last five fiscal years. In October 1992, the Company purchased 100% of the capital stock of A&S Building Systems, Inc., a manufacturer of metal building systems having a manufacturing facility with framing capacity in Caryville, Tennessee and a network of approximately 170 authorized builders located primarily in southeastern and midwestern states. In October 1994, the Company acquired substantially all of the assets and business of Ellis Building Components, Inc., a manufacturer of metal building systems having a manufacturing facility with framing capacity in Tallapoosa, Georgia. In March 1995, the Company acquired substantially all of the assets and business of Royal Metal Buildings, Inc., a manufacturer of metal building systems and components with a manufacturing facility in Hobbs, New Mexico, which the Company operates as a regional satellite plant. In November 1995, the Company acquired substantially all of the assets and business of Doors & Building Components, Inc., a manufacturer of roll-up steel overhead doors and interior steel components for self-storage systems with manufacturing facilities in Douglasville, Georgia and Chandler, Arizona. In March 1996, the Company purchased the equipment and operating assets used by Carlisle Engineered Metals, Inc. in its west coast component business and transferred those assets and the acquired business to the Company's Atwater, California facility when it was completed. In April 1996, the Company purchased substantially all of the assets and business of the Mesco Metal Buildings division of Anderson Industries, Inc., a manufacturer of metal building systems having manufacturing facilities with framing capacity in Southlake, Texas and Chester, South Carolina. In February 1997, the Company acquired substantially all of the remaining assets, the insulated panel business and the remaining components business of Carlisle Engineered Metals, Inc. The purchase included a components manufacturing facility in Jemison, Alabama and leases of two facilities in Stafford, Texas, one used for components manufacturing and the other used for manufacturing insulated panels.

     The Company was founded in 1984 and was reincorporated in Delaware on December 31, 1991. Its principal offices are located at 7301 Fairview, Houston, Texas 77041 and its telephone number is (713) 466-7788. Unless indicated otherwise, references herein to the Company include its predecessors and its subsidiaries.

INDUSTRY OVERVIEW

     Metal building systems are marketed for use primarily in the construction of low-rise, non-residential structures of up to 150,000 square feet. Based upon information published by the Metal Building Manufacturers Association ("MBMA"), on a square footage basis metal building systems accounted for approximately 69% of the structures of that type constructed in 1996.

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

     Industry demand for metal building systems is cyclical, dependent to a large degree upon the level of non-residential construction activity, the availability of financing for construction projects, interest rates and other factors that affect the construction industry. According to information published by the MBMA, industry-wide metal building system sales increased from approximately $1.0 billion in 1982 to approximately $1.7 billion in 1989, then declined to approximately $1.2 billion by 1991 at which time the industry began experiencing year-to-year increases, to approximately $2.2 billion by 1996.

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

     During the previous five fiscal years, the Company's revenues attributable to metal building systems and to components were approximately as follows:

                                                YEAR ENDED OCTOBER 31,
                               --------------------------------------------------------
                                 1993        1994        1995        1996        1997
                               --------    --------    --------    --------    --------
                                                    (IN THOUSANDS)
Metal building systems.......  $104,792    $126,665    $173,882    $212,998    $246,569
Components...................    29,714      41,102      60,333     119,882     161,182
                               --------    --------    --------    --------    --------
          Total revenues.....  $134,506    $167,767    $234,215    $332,880    $407,751
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

     The Metallic division and A&S sell metal building systems to builders nationwide under the brand names "Metallic Buildings" and "A&S Buildings," respectively. Since the Company acquired Mesco on April 1, 1996, that division also sells metal building systems under the brand name "Mesco". During fiscal 1996 and fiscal 1997, the combined metal building systems sales of the Metallic division and A&S were $143.3 million and $155.8 million, respectively. During the last seven months of fiscal 1996, the metal building systems sales of Mesco were $17.9 million, and in fiscal 1997, those sales were $32.0 million. The Metallic division markets through an in-house sales force of approximately 49 persons to an authorized builder network of 441 builders. A&S has its own authorized builder network of 300 builders managed by an in-house sales force of approximately 14 persons. Mesco has an authorized builder network of 131 builders and an inhouse sales force of 20 persons.

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

     Most of the Company's metal building system sales outside of Texas and surrounding states are through its authorized builder networks. The Company relies upon maintaining a satisfactory business relationship for the continued receipt of job orders from its authorized builders and does not consider the builder agreements to be material to its business. During fiscal 1997, the Company's largest authorized builder accounted for less than 2% of the Company's total metal building systems sales.

     The Mid-West division primarily markets metal building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using a sales force of ten persons. The Company also sells metal building systems through the All American division under the name "All American Systems" and various private labels.

     Metal building components are sold directly to contractors and other customers by the NCI Building Components division under the brand name "NCI Building Components." The NCI Building Components division utilizes an in-house sales force of approximately 60 persons. Roll-up doors, interior and exterior doors, lockers, interior partitions and walls and header panels and trim are sold directly to contractors and other customers by the Doors & Building Components division under the brand names "Doors & Building Components" or "DBCI". These components also are produced by that division for integration into self storage and metal building systems sold by other divisions of the Company. The Doors & Building Components division has an in-house sales force of approximately 6 persons.

     The Company also seeks to develop niche markets, which may initially represent a small percentage of sales but present growth opportunities and other advantages. The Company's Steel Systems division sells its self-storage systems and components under the brand name "Steel Systems." Development of the Classic Metal Homes division's metal framing systems for residential-use homes continued through fiscal 1997.

     The Company also markets its products to international builders. Approximately 2.3%, 4.4% and 2.1% of the Company's sales in fiscal 1995, fiscal 1996 and fiscal 1997, respectively, were to customers located in foreign countries. No single foreign country has represented a steady market for the Company's products. Foreign sales are made in United States dollars and under letters of credit.

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

     Once the specifications and designs of the customer's project have been finalized, the manufacturing process begins at one of the Company's five full manufacturing facilities in Texas, Georgia, South Carolina or Tennessee or at the frame manufacturing facility in Monterrey, Mexico operated by the Company's joint venture. The fabrication of the primary structural framing consists of a process in which pieces of rigid steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. This process is the most labor intensive in the fabrication of metal building systems.

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

RAW MATERIALS

     The principal raw material used in the manufacture of the Company's metal building and component products is steel. Components are fabricated from common steel products produced by mills including bars, plates, sheets and galvanized sheets. In fiscal 1997, the Company purchased more than 40% of its steel requirements from National Steel Corporation. No other steel supplier accounted for more than 6% of the Company's steel purchases. The Company believes concentration of its steel purchases among a small group of suppliers that have mills and warehouse facilities in close proximity to the facilities of the Company enables it, as a large customer of those suppliers, to obtain better service and delivery than many other steel purchasers. These suppliers generally maintain an inventory of the types of materials required by the Company, enabling the Company to utilize a form of "just-in-time" inventory management with regard to raw materials. The Company expects moderate steel price increases during fiscal 1998.

     The Company does not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one or more of its principal domestic suppliers could have a material adverse effect on the Company's operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

JOINT VENTURES

     In 1997, the Company formed and now owns 51% of a joint venture to build and operate a framing facility in Monterrey, Mexico. This facility began operation in July 1997. The Company purchases substantially all of the framing systems produced by this joint venture. The Company also formed and now owns 50% of a joint venture which will acquire land in southern Illinois and build a hot rolled coil coating facility that is expected to commence operations in calendar 1998. The facility will be used to slit and coat hot rolled coils of medium gauge steel for use in manufacturing purlins and girts. The Company, which uses coated coils in manufacturing metal building systems, has agreed to purchase a substantial portion of its production requirements for that product from the joint venture.

BACKLOG

     At October 31, 1997, the total backlog for orders believed by the Company to be firm was $110 million. This compares with a total backlog of $85.6 million at October 31, 1996 and $65.6 million at October 31, 1995. The increases in backlog reflect the results of the marketing activities of the Company, particularly the expansion of its authorized builder networks, market demand and the acquisitions and satellite plant openings completed by the Company since 1992. Job orders generally are cancelable by customers at any time for any reason and, occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 1997 currently is scheduled to extend beyond October 31, 1998.

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

     Based on data reported to the MBMA for the calendar year 1996 the Company believes it ranks as the second largest domestic manufacturer of metal building systems, with approximately 15% of total reported industry sales. The Company believes that the largest metal building manufacturer has approximately 23% of industry sales reported to the MBMA. Reliable information about component sales and the Company's ranking in that market is not available. Foreign companies are not presently a significant factor in the domestic marketplace, and the Company does not expect them to be in the near future because of transportation costs and the short lead times generally required by customers.

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

     The Company has registered trademarks in the United States for "Metallic" and design, "Retro-R", "Pittsburgh Loc", "Trapezoidal Loc", "NCI" and design, "A&S Building Systems", "Mid-West Steel Building Company", design for Mid-West Steel, "Classic Metal Home" and design, "A&S" and design, "Mesco" and design and "ARS" and design. In addition, the Company has pending U.S. trademark registrations for "Royal K-70", "Dura-20", "VL-12", "VL-16", "VL-18", "Metallic Building Company", "Steel System" and design, "NCI Express" and design, "NCI Building Components", "NCI", "DBCI", "All American Systems", "NCI" and design and "Vertical Loc." The "Metallic" and design mark is also pending registration in Mexico.

EMPLOYEES

     As of October 31, 1997, the Company employed approximately 2,472 employees, of whom 156 were management and supervisory personnel, 206 were administrative personnel, 218 were sales personnel, 227 were engineers and draftsmen, and 1,665 were manufacturing personnel. The Company's employees are not represented by a labor union or collective bargaining agreement although, in January 1996 and November 1997, unions petitioned for but lost elections to be recognized as the collective bargaining representative for production and maintenance employees at the Tallapoosa, Georgia facility and production employees at the Mattoon, Illinois facility. The Company regards its employee relations as satisfactory.

ITEM 2. PROPERTIES.

     The Company conducts manufacturing operations at the following facilities:

                                                                       SQUARE    OWNED/
                FACILITY                           PRODUCTS             FEET     LEASED
                --------                           --------            ------    ------
Houston, Texas (acquired 1989)             Metal building systems(1)   382,000   Owned
                                           Components
                                           Overhead doors
Tallapoosa, Georgia (acquired 1992)        Metal building systems(1)   246,000   Leased
                                           Components
Caryville, Tennessee (acquired 1992)       Metal building systems(1)   193,800   Owned
                                           Components
Chester, South Carolina (acquired 1996)    Metal building systems(1)   124,000   Owned
                                           Components
Southlake, Texas (acquired 1996)           Metal building systems(1)   123,000   Owned
                                           Components
Houston, Texas (opened 1984)               Components                   97,000   Owned
Jackson, Mississippi (opened 1994)         Secondary structures         96,000   Owned
                                           Covering subsystems
                                           Components
Mattoon, Illinois (opened 1991)            Secondary structures         90,600   Owned
                                           Covering subsystems
                                           Components
Atwater, California (opened 1996)          Secondary structures         85,700   Owned
                                           Covering subsystems
                                           Components
Hobbs, New Mexico (acquired 1995)          Secondary structures         60,800   Leased
                                           Covering subsystems
                                           Components

                                                                                   SQUARE     OWNED/
                    FACILITY                                 PRODUCTS               FEET      LEASED
-------------------------------------------------  -----------------------------  ---------  ---------
Douglasville, Georgia (acquired 1995)              Overhead doors                    60,000  Owned
                                                   Components
Chandler, Arizona (acquired 1995)                  Overhead doors                    35,000  Leased
                                                   Components
Ennis, Texas (acquired 1996)                       Components                        33,000  Owned
                                                   Studs
Stafford, Texas (acquired 1997)                    Components                        99,600  Leased
Stafford, Texas (acquired 1997)                    Insulated panels                  57,000  Leased
Jemison, Alabama (acquired 1997)                   Components                        41,000  Owned
Monterrey, Mexico (opened 1997)                    Structural                        64,125  Owned(2)

---------------

(1) Includes primary structures, secondary structures and covering subsystems.

(2) The Company owns a 51% interest in a joint venture which owns this facility.

     The principal executive offices of the Company occupy 33,600 square feet of the principal manufacturing facility in Houston. The principal offices of A&S, DBCI and Mesco occupy 16,000 square feet of the Caryville facility, 4,000 square feet of the Douglasville facility, and 16,800 square feet of the Southlake facility, respectively. The Company also maintains several drafting office facilities and retail locations in various states. These office and retail facilities are subject to short-term leases.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The information required by this Item is incorporated by reference from the Company's 1997 Annual Report to Shareholders, bottom of page 28, regarding the market for common stock of the Company.

ITEM 6. SELECTED FINANCIAL DATA.

     The information required by this Item is incorporated by reference from the Company's 1997 Annual Report to Shareholders, top of page 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required by this Item is incorporated by reference from the following portions of the Company's 1997 Annual Report to Shareholders:
Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 26 through 28.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in the Company's 1997 Annual Report to Shareholders.

                                                                 PAGES OF
                                                               ANNUAL REPORT
                                                              TO SHAREHOLDERS
                                                              ---------------
Selected Financial Data.....................................            1

Consolidated statements of income for each of the three
  years in the period ended October 31, 1997................           16

Consolidated balance sheets at October 31, 1997 and 1996....           17

Consolidated statements of shareholders' equity for each of
  the three years in the period ended October 31, 1997......           18

Consolidated statements of cash flows for each of the three
  years in the period ended October 31, 1997................           19

Notes to consolidated financial statements..................     20 -- 24

Report of independent auditors..............................           25

Management's Discussion and Analysis of Results of
  Operations and Financial Condition........................     26 -- 28

Unaudited Quarterly Financial Data..........................           28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

     The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of the Company's definitive proxy statement for its annual meeting of shareholders to be held on March 4, 1998.

                                                                           PAGES OF
                                                                        PROXY STATEMENT
                                                                        ---------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.............      3 -- 6
ITEM 11.  EXECUTIVE COMPENSATION......................................     7 -- 11
          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
ITEM 12.  MANAGEMENT..................................................      1 -- 3
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............          13

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

          1. Consolidated financial statements (see Item 8).

          2. Consolidated financial statement schedules.

          Schedule II -- Valuation and Qualifying Accounts

     All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

     3. Exhibits.

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          3.1            -- Restated Certificate of Incorporation of the Company
                            (filed as Exhibit 3.1 to the Company's registration
                            statement no. 33-45612 and incorporated herein)
          3.2            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company (filed as Exhibit 3.1.1 to
                            the Company's registration statement no. 33-45612 and
                            incorporated herein)
          3.3            -- Certificate of Amendment to Restated Certificate of
                            Incorporation of the Company (filed as Exhibit 3.3 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1994 and incorporated herein)
          3.4            -- Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit 3.2 to the
                            Company's registration statement no. 33-45612 and
                            incorporated herein)
          4.1            -- Form of certificate representing shares of Company's
                            common stock (filed as Exhibit 4.1 to the Company's
                            registration statement no. 33-45612 and incorporated
                            herein)
          4.2            -- Stock Registration Agreement, dated April 10, 1989,
                            between the Company and Equus II Incorporated, formerly
                            Equus Investments II, L.P. ("Equus") (filed as Exhibit
                            4.2 to the Company's registration statement no. 33-45612
                            and incorporated herein)
          4.3            -- Credit Agreement, dated April 30, 1993, between
                            NationsBank of Texas, N.A. and NCI Building Systems, L.P.
                            (filed as Exhibit 4.7 to the Company's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1993 and
                            incorporated herein)
          4.4            -- First Amendment Agreement, dated February 28, 1994,
                            between NationsBank of Texas, N.A. and NCI Building
                            System, L.P. (filed as Exhibit 4.4 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1994 and incorporated herein)
          4.5            -- Second Amendment Agreement, dated February 28, 1995,
                            between NationsBank of Texas, N.A. and NCI Building
                            Systems, L.P. (filed as Exhibit 4.13 to the Company's
                            registration statement no. 33-99560 and incorporated
                            herein)
          4.6            -- $6,000,000 Revolving Credit Note, dated April 30, 1993, in favor of NationsBank of Texas, N.A., executed by NCI
                            Building Systems, L.P. (filed as Exhibit 4.8 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1993 and incorporated herein)
          4.7            -- $1,750,000 Revolving Credit Note, dated February 28,
                            1994, in favor of NationsBank of Texas, N.A., executed by
                            NCI Building Systems, L.P. (filed as Exhibit 4.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1994 and incorporated herein)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
          4.8            -- Guaranty, dated April 30, 1993, between NationsBank of
                            Texas, N.A. and the Company (filed as Exhibit 4.9 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1993 and incorporated herein)
          4.9            -- Guaranty, dated April 30, 1993, between NationsBank of
                            Texas, N.A. and A & S Building Systems, Inc. (filed as
                            Exhibit 4.10 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended October 31, 1993 and
                            incorporated herein)
          4.10           -- Loan Agreement "A," dated September 1, 1991, between the
                            City of Mattoon and the Company (filed as Exhibit 4.11 to
                            the Company's registration statement no. 33-45612 and
                            incorporated herein)
          4.11           -- $250,000 Promissory Note A, dated October 31, 1991, in
                            favor of the City of Mattoon executed by the Company
                            (filed as Exhibit 4.12 to the Company's registration
                            statement no. 33-45612 and incorporated herein)
          4.12           -- Loan Agreement "B," dated September 1, 1991, between the
                            City of Mattoon and the Company (filed as Exhibit 4.13 to
                            the Company's registration statement no. 33-45612 and
                            incorporated herein)
          4.13           -- $250,000 Promissory Note B, dated January 20, 1992, in
                            favor of the City of Mattoon executed by the Company
                            (filed as Exhibit 4.14 to the Company's registration
                            statement no. 33-45612 and incorporated herein)
          4.14           -- Stock Retention and Registration Agreement, dated
                            November 13, 1995, by and between the Company, Doors &
                            Building Components, Inc., and David B. Curtis (filed as
                            Exhibit 4.14 to the Company's Annual Report on Form 10-K
                            for the fiscal year ended October 31, 1995 and
                            incorporated herein)
          4.15           -- 7% Convertible Subordinated Debenture dated April 1, 1996
                            Due April 1, 2001 between NCI Building Systems, Inc. and
                            John T. Eubanks (filed as Exhibit 4.15 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1996 and incorporated herein)
         10.1            -- Employment Agreement, dated April 10, 1989, between the
                            Company and Johnie Schulte, Jr. (filed as Exhibit 10.1 to
                            the Company's registration statement no. 33-45612 and
                            incorporated herein)
         10.2            -- Amendment to Employment Agreement, dated February 21,
                            1992, between the Company and Johnie Schulte, Jr. (filed
                            as Exhibit 10.1.1 to the Company's registration statement
                            no. 33-45612 and incorporated herein)
         10.3            -- Summary of Bonus Program (filed as Exhibit 10.2 to the
                            Company's registration statement no. 33-45612 and
                            incorporated herein)
         10.4            -- Employee Stock Option Plan (filed as Exhibit 4.1 to the
                            Company's registration statement no. 33-52080 and
                            incorporated herein)
         10.5            -- Amendment No. 1 to Stock Option Plan (filed as Exhibit
                            4.2 to the Company's registration statement no. 33-52080
                            and incorporated herein)
         10.6            -- Amendment No. 2 to Stock Option Plan (filed as Exhibit
                            10.6 in the Company's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1992 and incorporated
                            herein)
         10.7            -- Form of Employee Stock Option Agreement (filed as Exhibit
                            4.3 to the Company's registration statement no. 33-52080
                            and incorporated herein)
         10.8            -- Form of Director Stock Option Agreement (filed as Exhibit
                            4.4 to the Company's registration statement no. 33-52080
                            and incorporated herein)
         10.9            -- License Agreement, dated June 30, 1989, between Metal
                            Building Components, Inc. and the Company (filed as
                            Exhibit 10.6 to the Company's registration statement no.
                            33-45612 and incorporated herein)

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
         10.10           -- 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the
                            Company's registration statement no. 33-52078 and
                            incorporated herein)
         10.11           -- Form of Metallic Builder Agreement (filed as Exhibit
                            10.10 to the Company's registration statement no.
                            33-45612 and incorporated herein)
         10.12           -- Form of A&S Builder Agreement (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1992 and incorporated herein)
         10.13           -- Purchase Agreement, dated September 7, 1994, between NCI
                            Building Systems, L.P., Ellis Building Components, Inc.,
                            Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to the
                            Company's Current Report on Form 8-K dated October 14,
                            1994 and incorporated herein)
         10.14           -- Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building
                            Components, Inc., Tony Ellis and Ronald Ellis (filed as
                            Exhibit 2.2 to the Company's Current Report on Form 8-K
                            dated October 14, 1994 and incorporated herein)
         10.15           -- Form of Mesco Metal Buildings Agreement (filed as Exhibit
                            4.13 to the Company's Annual Report on Form 10-K for the
                            FYE October 31, 1996 and incorporated herein)
         10.16           -- Amendment No. 3 to Stock Option Plan (filed as Exhibit
                            4.6 to the Company's Registration Statement No. 333-12921
                            and incorporated herein)
         10.17           -- Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc. David B. Curtis,
                            DBCI Acquisition Corp. and the Company (filed as Exhibit
                            2 to the Company's Current Report on Form 8-K dated
                            November 13, 1995 and incorporated herein)
         10.18           -- Asset Purchase Agreement, dated April 1, 1996, by and
                            among Anderson Industries, Inc., Charles W. Anderson,
                            Thomas L. Anderson, Jr., John T. Eubanks, Robert K.
                            Landon, NCI Building Systems, L.P. and the Company (filed
                            as Exhibit 2 to the Company's Current Report on Form 8-K
                            dated April 1, 1996 and incorporated herein).
        *10.19           -- Employment Agreement, dated April 1, 1996, between the
                            Company and John T. Eubanks.
        *13              -- 1997 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5,
                            6, 7, and 8 of this Form 10-K, the 1997 Annual Report to
                            Shareholders is not to be deemed filed as part of this
                            Form 10-K.
        *21              -- List of Subsidiaries
        *23              -- Consent of Ernst & Young LLP
        *27              -- Financial Data Schedule

---------------

 *  Filed herewith

(b) Reports on Form 8-K.

    None.























This Annual Report on Form 10-K contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in this and other filings of the Company with the Securities and Exchange Commission. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of January, 1998.
                                            NCI BUILDING SYSTEMS, INC.

                                            By:     /s/ JOHNIE SCHULTE

                                              ----------------------------------
                                                       Johnie Schulte,
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of January, 1998.

                        NAME                                                TITLE
                        ----                                                -----

                 /s/ JOHNIE SCHULTE                      President, Chief Executive Officer and
-----------------------------------------------------      Director (principal executive officer)
                   Johnie Schulte

                /s/ ROBERT J. MEDLOCK                    Vice President, Chief Financial Officer and
-----------------------------------------------------      Treasurer (principal financial and
                  Robert J. Medlock                        accounting officer)

                /s/ THOMAS C. ARNETT                     Director
-----------------------------------------------------
                  Thomas C. Arnett

              /s/ WILLIAM D. BREEDLOVE                   Director
-----------------------------------------------------
                William D. Breedlove

                 /s/ GARY L. FORBES                      Director
-----------------------------------------------------
                   Gary L. Forbes

                /s/ LEONARD F. GEORGE                    Executive Vice President and Director
-----------------------------------------------------
                  Leonard F. George

               /s/ ROBERT N. MCDONALD                    Director
-----------------------------------------------------
                 Robert N. McDonald

                /s/ C.A. RUNDELL, JR.                    Director
-----------------------------------------------------
                 C. A. Rundell, Jr.

                /s/ DANIEL D. ZABCIK                     Director
-----------------------------------------------------
                  Daniel D. Zabcik

                           NCI BUILDING SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT      ADDITIONS                        BALANCE
                                           BEGINNING    CHARGED TO COSTS                     AT END
               DESCRIPTION                 OF PERIOD      AND EXPENSES     DEDUCTIONS(1)   OF PERIOD
               -----------                 ----------   ----------------   -------------   ----------

Year ended October 31, 1997:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................  $1,629,202      $1,223,178       $1,354,232     $1,498,148
Year ended October 31, 1996:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................  $1,339,772      $  680,633       $  391,203     $1,629,202
Year ended October 31, 1995:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................  $1,040,828      $1,101,038       $  802,094     $1,339,772

---------------

(1) Uncollectible accounts, net of recoveries.

                               INDEX TO EXHIBITS

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    3.1      -- Restated Certificate of Incorporation of the Company
                (filed as Exhibit 3.1 to the Company's registration
                statement no. 33-45612 and incorporated herein)
    3.2      -- Certificate of Amendment to Restated Certificate of
                Incorporation of the Company (filed as Exhibit 3.1.1 to
                the Company's registration statement no. 33-45612 and
                incorporated herein)
    3.3      -- Certificate of Amendment to Restated Certificate of
                Incorporation of the Company (filed as Exhibit 3.3 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended October 31, 1994 and incorporated herein)
    3.4      -- Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit 3.2 to the
                Company's registration statement no. 33-45612 and
                incorporated herein)
    4.1      -- Form of certificate representing shares of Company's
                common stock (filed as Exhibit 4.1 to the Company's
                registration statement no. 33-45612 and incorporated
                herein)
    4.2      -- Stock Registration Agreement, dated April 10, 1989,
                between the Company and Equus II Incorporated, formerly
                Equus Investments II, L.P. ("Equus") (filed as Exhibit
                4.2 to the Company's registration statement no. 33-45612
                and incorporated herein)
    4.3      -- Credit Agreement, dated April 30, 1993, between
                NationsBank of Texas, N.A. and NCI Building Systems, L.P.
                (filed as Exhibit 4.7 to the Company's Annual Report on
                Form 10-K for the fiscal year ended October 31, 1993 and
                incorporated herein)
    4.4      -- First Amendment Agreement, dated February 28, 1994,
                between NationsBank of Texas, N.A. and NCI Building
                System, L.P. (filed as Exhibit 4.4 to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                October 31, 1994 and incorporated herein)
    4.5      -- Second Amendment Agreement, dated February 28, 1995,
                between NationsBank of Texas, N.A. and NCI Building
                Systems, L.P. (filed as Exhibit 4.13 to the Company's
                registration statement no. 33-99560 and incorporated
                herein)
    4.6      -- $6,000,000 Revolving Credit Note, dated April 30, 1993, in favor of NationsBank of Texas, N.A., executed by NCI
                Building Systems, L.P. (filed as Exhibit 4.8 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended October 31, 1993 and incorporated herein)
    4.7      -- $1,750,000 Revolving Credit Note, dated February 28,
                1994, in favor of NationsBank of Texas, N.A., executed by
                NCI Building Systems, L.P. (filed as Exhibit 4.6 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended October 31, 1994 and incorporated herein)
    4.8      -- Guaranty, dated April 30, 1993, between NationsBank of
                Texas, N.A. and the Company (filed as Exhibit 4.9 to the
                Company's Annual Report on Form 10-K for the fiscal year
                ended October 31, 1993 and incorporated herein)
    4.9      -- Guaranty, dated April 30, 1993, between NationsBank of
                Texas, N.A. and A & S Building Systems, Inc. (filed as
                Exhibit 4.10 to the Company's Annual Report on Form 10-K
                for the fiscal year ended October 31, 1993 and
                incorporated herein)
    4.10     -- Loan Agreement "A," dated September 1, 1991, between the
                City of Mattoon and the Company (filed as Exhibit 4.11 to
                the Company's registration statement no. 33-45612 and
                incorporated herein)

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
    4.11     -- $250,000 Promissory Note A, dated October 31, 1991, in
                favor of the City of Mattoon executed by the Company
                (filed as Exhibit 4.12 to the Company's registration
                statement no. 33-45612 and incorporated herein)
    4.12     -- Loan Agreement "B," dated September 1, 1991, between the
                City of Mattoon and the Company (filed as Exhibit 4.13 to
                the Company's registration statement no. 33-45612 and
                incorporated herein)
    4.13     -- $250,000 Promissory Note B, dated January 20, 1992, in
                favor of the City of Mattoon executed by the Company
                (filed as Exhibit 4.14 to the Company's registration
                statement no. 33-45612 and incorporated herein)
    4.14     -- Stock Retention and Registration Agreement, dated
                November 13, 1995, by and between the Company, Doors &
                Building Components, Inc., and David B. Curtis (filed as
                Exhibit 4.14 to the Company's Annual Report on Form 10-K
                for the fiscal year ended October 31, 1995 and
                incorporated herein)
    4.15     -- 7% Convertible Subordinated Debenture dated April 1, 1996
                Due April 1, 2001 between NCI Building Systems, Inc. and
                John T. Eubanks (filed as Exhibit 4.15 to the Company's
                Annual Report on Form 10-K for the fiscal year ended
                October 31, 1996 and incorporated herein)
   10.1      -- Employment Agreement, dated April 10, 1989, between the
                Company and Johnie Schulte, Jr. (filed as Exhibit 10.1 to
                the Company's registration statement no. 33-45612 and
                incorporated herein)
   10.2      -- Amendment to Employment Agreement, dated February 21,
                1992, between the Company and Johnie Schulte, Jr. (filed
                as Exhibit 10.1.1 to the Company's registration statement
                no. 33-45612 and incorporated herein)
   10.3      -- Summary of Bonus Program (filed as Exhibit 10.2 to the
                Company's registration statement no. 33-45612 and
                incorporated herein)
   10.4      -- Employee Stock Option Plan (filed as Exhibit 4.1 to the
                Company's registration statement no. 33-52080 and
                incorporated herein)
   10.5      -- Amendment No. 1 to Stock Option Plan (filed as Exhibit
                4.2 to the Company's registration statement no. 33-52080
                and incorporated herein)
   10.6      -- Amendment No. 2 to Stock Option Plan (filed as Exhibit
                10.6 in the Company's Annual Report on Form 10-K for the
                fiscal year ended October 31, 1992 and incorporated
                herein)
   10.7      -- Form of Employee Stock Option Agreement (filed as Exhibit
                4.3 to the Company's registration statement no. 33-52080
                and incorporated herein)
   10.8      -- Form of Director Stock Option Agreement (filed as Exhibit
                4.4 to the Company's registration statement no. 33-52080
                and incorporated herein)
   10.9      -- License Agreement, dated June 30, 1989, between Metal
                Building Components, Inc. and the Company (filed as
                Exhibit 10.6 to the Company's registration statement no.
                33-45612 and incorporated herein)
   10.10     -- 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the
                Company's registration statement no. 33-52078 and
                incorporated herein)
   10.11     -- Form of Metallic Builder Agreement (filed as Exhibit
                10.10 to the Company's registration statement no.
                33-45612 and incorporated herein)
   10.12     -- Form of A&S Builder Agreement (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal
                year ended October 31, 1992 and incorporated herein)

  EXHIBIT
    NO.                              DESCRIPTION
  -------                            -----------
   10.13     -- Purchase Agreement, dated September 7, 1994, between NCI
                Building Systems, L.P., Ellis Building Components, Inc.,
                Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to the
                Company's Current Report on Form 8-K dated October 14,
                1994 and incorporated herein)
   10.14     -- Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building
                Components, Inc., Tony Ellis and Ronald Ellis (filed as
                Exhibit 2.2 to the Company's Current Report on Form 8-K
                dated October 14, 1994 and incorporated herein)
   10.15     -- Form of Mesco Metal Buildings Agreement (filed as Exhibit
                4.13 to the Company's Annual Report on Form 10-K for the
                FYE October 31, 1996 and incorporated herein)
   10.16     -- Amendment No. 3 to Stock Option Plan (filed as Exhibit
                4.6 to the Company's Registration Statement No. 333-12921
                and incorporated herein)
   10.17     -- Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc. David B. Curtis,
                DBCI Acquisition Corp. and the Company (filed as Exhibit
                2 to the Company's Current Report on Form 8-K dated
                November 13, 1995 and incorporated herein)
   10.18     -- Asset Purchase Agreement, dated April 1, 1996, by and
                among Anderson Industries, Inc., Charles W. Anderson,
                Thomas L. Anderson, Jr., John T. Eubanks, Robert K.
                Landon, NCI Building Systems, L.P. and the Company (filed
                as Exhibit 2 to the Company's Current Report on Form 8-K
                dated April 1, 1996 and incorporated herein).
  *10.19     -- Employment Agreement, dated April 1, 1996, between the
                Company and John T. Eubanks.
  *13        -- 1997 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5,
                6, 7, and 8 of this Form 10-K, the 1997 Annual Report to
                Shareholders is not to be deemed filed as part of this
                Form 10-K.
  *21        -- List of Subsidiaries
  *23        -- Consent of Ernst & Young LLP
  *27        -- Financial Data Schedule

---------------

 * Filed herewith