Form 10-Q
period 1998-01-31
NCI BUILDING SYSTEMS INC
filed 1998-03-16
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: January 31, 1998
                       ----------------

COMMISSION FILE NUMBER: 0-19885
                        -------

                           NCI BUILDING SYSTEMS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                 76-0127701
---------------------------------------  --------------------------------------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

            7301 Fairview
             Houston, TX                                 77041
---------------------------------------  --------------------------------------
         (ADDRESS OF PRINCIPAL                         (ZIP CODE)
           EXECUTIVE OFFICES)

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

Common Stock, $.01 Par Value--8,182,741 shares as of January 31, 1998
----------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX

PART 1. FINANCIAL STATEMENTS                                          PAGE NO.
----------------------------                                          --------
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Condensed consolidated balance sheets
          January 31, 1998 and October 31, 1997.                             1

          Condensed consolidated statements of income
          Three months ended January 31, 1998 and 1997.                      2

          Condensed consolidated statements of cash flows
          Three months ended January 31, 1998 and 1997.                      3

          Notes to condensed consolidated financial
          statements January 31, 1998.                                       4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                             5-6


PART 2. OTHER INFORMATION
-------------------------

ITEM 6.   Exhibits and Reports on Form 8-K                                   7

                           NCI BUILDING SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   January 31,             October 31,
                                                     1998                      1997
                                                  -----------             -------------
                                                  (UNAUDITED)                 (NOTE)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                    $ 30,713,000             $ 32,166,000
     ACCOUNTS RECEIVABLE                            38,505,000               47,006,000
     INVENTORIES                                    43,792,000               37,381,000
     OTHER CURRENT ASSETS                            4,393,000                4,405,000
                                                  ------------             ------------
                                                   117,403,000              120,958,000

     PROPERTY, PLANT AND EQUIPMENT                  72,627,000               70,532,000
      LESS-ACCUMULATED DEPRECIATION                (20,971,000)             (19,309,000)
                                                  ------------             ------------
                                                    51,656,000               51,223,000

     OTHER ASSETS:

      EXCESS OF COSTS OVER FAIR VALUE               20,673,000               22,273,000

      OTHER                                          3,621,000                1,878,000
                                                  ------------             ------------
                                                    24,294,000               24,151,000
                                                  ------------             ------------
                                                   193,353,000             $196,332,000
                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     NOTES PAYABLE AND CURRENT
      PORTION OF LONG-TERM DEBT                   $     47,000             $     47,000
     ACCOUNTS PAYABLE                               15,766,000               23,921,000
     OTHER CURRENT LIABILITIES                      17,272,000               20,244,000
                                                  ------------             ------------
                                                    33,085,000               44,212,000
                                                  ------------             ------------

LONG-TERM DEBT, NONCURRENT PORTION
     AND DEFERRED INCOME TAXES                       4,277,000                4,305,000
                                                  ------------             ------------

SHAREHOLDERS' EQUITY:
     COMMON STOCK                                       82,000                   81,000
     PAID IN CAPITAL                                53,233,000               51,110,000
     RETAINED EARNINGS                             102,676,000               96,624,000
                                                  ------------             ------------
                                                   155,991,000              147,815,000
                                                  ------------             ------------
                                                  $193,353,000             $196,332,000
                                                  ============             ============

 NOTE:  THE BALANCE SHEET AT OCTOBER 31, 1997 HAS BEEN DERIVED FROM THE AUDITED
     FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                    THREE MONTHS ENDED JAN. 31,
                                                     1998                1997
                                                -------------       -------------
SALES                                           $  97,323,000       $  82,875,000

COST OF SALES                                      71,886,000          60,465,000
                                                -------------       -------------
GROSS PROFIT                                       25,437,000          22,410,000

OPERATING EXPENSES                                 16,641,000          14,537,000
                                                -------------       -------------
OPERATING INCOME                                    8,796,000           7,873,000
INTEREST EXPENSE                                       47,000              37,000
OTHER INCOME                                         (699,000)           (414,000)
                                                -------------       -------------
                                                     (652,000)           (377,000)
                                                -------------       -------------
INCOME BEFORE TAXES                                 9,448,000           8,250,000
PROVISION FOR INCOME TAXES                          3,396,000           3,098,000
                                                -------------       -------------
NET INCOME                                      $   6,052,000       $   5,152,000
                                                =============       =============
NET INCOME PER SHARE - BASIC                    $         .74       $         .64
                                                =============       =============
NET INCOME PER SHARE - DILUTED                  $         .70       $         .61
                                                =============       =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                    THREE MONTHS ENDED JAN. 31,
                                                     1998                1997
                                                -------------       -------------
CASH FROM OPERATIONS                            $   1,176,000       $   2,475,000
                                                -------------       -------------


INVESTING ACTIVITIES:
     PURCHASE OF PROPERTY, PLANT
     AND EQUIPMENT                                 (2,135,000)         (1,709,000)
     OTHER                                           (646,000)            (75,000)
                                                -------------       -------------
                                                   (2,781,000)         (1,784,000)
                                                -------------       -------------

FINANCING ACTIVITIES:
     PROCEEDS FROM STOCK OPTIONS EXERCISE             165,000             522,000
     REPAYMENT OF DEBT AND OTHER                      (13,000)            (12,000)
                                                -------------       -------------
                                                      152,000             510,000
                                                -------------       -------------
INCREASE (DECREASE) IN CASH                     $  (1,453,000)      $   1,201,000
                                                =============       =============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                JANUARY 31, 1998



NOTE 1 - BASIS OF PRESENTATION


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

     For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1997.


NOTE 2 - INVENTORIES

     The components of inventory consist of the following:




                                                            January 31,                October 31,
                                                               1998                       1997
                                                          ---------------             ---------------

Raw Materials                                             $    34,919,000             $    28,943,000

Work in process and finished goods                              8,873,000                   8,438,000
                                                          ---------------             ---------------
                                                          $    43,792,000             $    37,381,000
                                                          ===============             ===============


NOTE 3 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The computation of diluted earnings per common share considers the effect of common stock equivalents. The number of shares used in the computation of basic and diluted earnings per share was 8,162,000 and 8,643,000 respectively, for the three months ended January
31, 1998, and 7,995,000 and 8,437,000 respectively for the three months ended January 31, 1997.

                           NCI BUILDING SYSTEMS, INC.

ITEM 2.-       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS





Result of Operations

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 1997.


Sales in the first quarter of fiscal year 1998 increased by $14.4 million, or 17% compared to the first quarter of fiscal year 1997. This increase was due primarily to the increase in market penetration of building system sales and higher sales in the component division. The new manufacturing facilities for components and insulated panels which were not present in the prior year added sales of $2.2 million in the first quarter of 1998.

Gross profit in the first quarter increased $3.0 million, or 14%, compared to the prior year's first quarter. Gross margin percentage declined from 27.0% last year to 26.1% in the current quarter. The increased level of component sales including the Company's door division accounted for this decline since their gross margin percentage is lower than building sales.

Operating expenses which consist of engineering, selling and administrative costs increased by $2.1 million, or 14%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 17.1% compared to 17.5% a year ago. The dollar increase was primarily related to salaries and commissions for additional employees hired to support the increase volume of orders and sales over the prior year. As a percent of sales, operating expenses declined due to spread of the fixed cost element over the higher sales base.

Other income increased by $285,000 in the current quarter due to a higher level of investable cash this year compared to last year and a somewhat higher earnings rate on investments.

Income before income taxes increased by $1.2 million, or 15%, as a result of the increased sales volume. As a percent of sales, income before taxes was 9.7% in the current quarter compared to 10.0% in the same quarter a year ago. The decline was primarily from the change in gross profit percentage in the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations and bank borrowing. It maintains a revolving credit facility with a bank lender that provides for a maximum credit on an unsecured basis of $6.0 million which matures in March, 1999. The Company has no outstanding balance under this facility and has not borrowed any funds in the current quarter.

During the quarter, the Company spent $2.1 million in capital additions for its manufacturing plants and for improvements in it's management information systems. All of the funds for these additions were funded from internally generated cash.

At January 31, 1998, the ratio of current assets to current liabilities was 3.5 to 1 compared to 2.7 to 1 at October 31, 1997. Cash flow generated from operations before changes in current assets and liabilities was $8.7 million.

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

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is implementing its plan to resolve the issue. The Year 2000 problem is a result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company is well under way with its project plans and expects to complete systems corrections by December 31, 1998. The related cost is not expected to be material to the Company's results of operations or financial position.


--------------------------------------------------------------------------------


"This Form 10-Q may contain forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuation in customer demand and order pattern raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended October 31, 1997. The Company expressly disclaims any obligation to release publicity any updates or revisions to these forward-looking statements to reflect any change in its expectations."

                           NCI BUILDING SYSTEMS, INC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT
          NUMBER                                  DESCRIPTION
          -------                                 -----------
          *10.20       Amendment No. 1 to the NCI Building Systems, Inc. Nonqualified Stock Option Plan

          *27          Financial Data Schedule

     ------------------
     * Filed herewith

     (b) There were no reports filed under Form 10-K for the quarter ended January 31, 1998.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NCI BUILDING SYSTEMS, INC.
                                        --------------------------
                                           (Registrant)


                                        /s/ ROBERT J. MEDLOCK
Date:  March 15, 1998                   --------------------------
     ---------------------              Robert J. Medlock
                                        Vice President and
                                        Chief Financial Officer

                                    EXHIBIT
                                     INDEX
                                    -------

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
*10.20             Amendment No. 1 to the NCI Building Systems, Inc. Nonqualified Stock Option Plan

*27                Financial Data Schedule

-------------------
*Filed herewith