Form 10-Q
period 1998-04-30
NCI BUILDING SYSTEMS INC
filed 1998-06-12
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: April 30, 1998
                      ---------------

COMMISSION FILE NUMBER: 0-19885
                       ----------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                                   76-0127701
------------------------------------    ----------------------------------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

             7301 Fairview
              Houston, TX                             77041
------------------------------------    ----------------------------------------
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

       Common Stock, $.01 Par Value--8,258,809 shares as of April 30, 1998
       ------------------------------------------------------------------

                             NCI BUILDING SYSTEMS, INC.
                                      INDEX



PART 1. FINANCIAL STATEMENTS                                                     PAGE NO.
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Condensed consolidated balance sheets
         April 30, 1998 and October 31, 1997.                                      1

         Condensed consolidated statements of income
         Three months ended April 30, 1998 and 1997.                               2

         Condensed consolidated statements of cash flows
         Six months ended April 30, 1998 and 1997.                                 3

         Notes to condensed consolidated financial
         statements April 30, 1998.                                                4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                    5-6



PART 2. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.                                         7

                           NCI BUILDING SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  April 30,       October 31,
                                                     1998             1997
                                                -------------    -------------
                                                 (UNAUDITED)         (NOTE)

ASSETS
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                    $  37,972,000    $  32,166,000
   ACCOUNTS RECEIVABLE                             35,954,000       47,006,000
   INVENTORIES                                     40,725,000       37,381,000
   OTHER CURRENT ASSETS                             4,695,000        4,405,000
                                                -------------    -------------

                                                  119,346,000      120,958,000

   PROPERTY, PLANT AND EQUIPMENT                   74,381,000       70,532,000
     LESS-ACCUMULATED DEPRECIATION                (22,623,000)     (19,309,000)
                                                -------------    -------------
                                                   51,758,000       51,223,000
   OTHER ASSETS:
     EXCESS OF COSTS OVER FAIR VALUE               20,361,000       22,273,000
     OTHER                                          5,237,000        1,878,000
                                                -------------    -------------
                                                   25,598,000       24,151,000
                                                -------------    -------------
                                                $ 196,702,000    $ 196,332,000
                                                =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   NOTES PAYABLE AND CURRENT
     PORTION OF LONG-TERM DEBT                  $      47,000    $      47,000
   ACCOUNTS PAYABLE                                14,993,000       23,921,000
   OTHER CURRENT LIABILITIES                       12,996,000       20,244,000
                                                -------------    -------------
                                                   28,036,000       44,212,000
                                                -------------    -------------
LONG-TERM DEBT, NONCURRENT PORTION
   AND DEFERRED INCOME TAXES                        4,249,000        4,305,000
                                                -------------    -------------
SHAREHOLDERS' EQUITY:
   COMMON STOCK                                        83,000           81,000
   PAID IN CAPITAL                                 55,262,000       51,110,000
   RETAINED EARNINGS                              109,072,000       96,624,000
                                                -------------    -------------
                                                  164,417,000      147,815,000
                                                -------------    -------------
                                                $ 196,702,000    $ 196,332,000
                                                =============    =============

     NOTE: THE BALANCE SHEET AT OCTOBER 31, 1997 HAS BEEN DERIVED FROM THE
       AUDITED FINANCIAL STATEMENTS AT THAT DATE. SEE NOTES TO CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                      THREE MONTHS ENDED APRIL 30,
                                                         1998             1997
                                                     ------------    ------------

SALES                                                $ 95,349,000    $ 91,637,000
COST OF SALES                                          68,735,000      67,943,000
                                                     ------------    ------------
GROSS PROFIT                                           26,614,000      23,694,000

OPERATING EXPENSES                                     17,389,000      15,825,000
                                                     ------------    ------------
OPERATING INCOME                                        9,225,000       7,869,000
INTEREST EXPENSE                                           37,000          40,000
OTHER INCOME                                             (793,000)       (351,000)
                                                     ------------    ------------
                                                         (756,000)       (311,000)
                                                     ------------    ------------
INCOME BEFORE TAXES                                     9,981,000       8,180,000
PROVISION FOR INCOME TAXES                              3,585,000       2,997,000
                                                     ------------    ------------
NET INCOME                                           $  6,396,000    $  5,183,000
                                                     ============    ============
NET INCOME PER SHARE - BASIC                         $        .78    $        .64
                                                     ============    ============
NET INCOME PER SHARE - DILUTED                       $        .73    $        .61
                                                     ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                       SIX MONTHS ENDED APRIL 30,
                                                         1998              1997
                                                     -------------    -------------

SALES                                                $ 192,672,000    $ 174,512,000
COST OF SALES                                          140,621,000      128,408,000
                                                     -------------    -------------
GROSS PROFIT                                            52,051,000       46,104,000

OPERATING EXPENSES                                      34,030,000       30,363,000
                                                     -------------    -------------
OPERATING INCOME                                        18,021,000       15,741,000
INTEREST EXPENSE                                            84,000           77,000
OTHER INCOME                                            (1,492,000)        (765,000)
                                                     -------------    -------------
                                                        (1,408,000)        (688,000)
                                                     -------------    -------------
INCOME BEFORE TAXES                                     19,429,000       16,429,000
PROVISION FOR INCOME TAXES                               6,981,000        6,095,000
                                                     -------------    -------------
NET INCOME                                           $  12,448,000    $  10,334,000
                                                     =============    =============
NET INCOME PER SHARE - BASIC                         $        1.52    $        1.29
                                                     =============    =============
NET INCOME PER SHARE - DILUTED                       $        1.44    $        1.22
                                                     =============    =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                 SIX MONTHS ENDED APRIL 30,
                                                    1998             1997
                                                ------------    ------------

CASH FROM OPERATIONS                            $ 10,036,000    $  6,401,000
                                                ------------    ------------

INVESTING ACTIVITIES:
    PURCHASE OF PROPERTY, PLANT & EQUIPMENT       (3,959,000)     (4,038,000)
    ACQUISITION OF CARLISLE                               --      (6,230,000)
    OTHER                                         (2,439,000)       (626,000)
                                                ------------    ------------
                                                  (6,398,000)    (10,894,000)
                                                ------------    ------------
FINANCING ACTIVITIES:
    PROCEEDS FROM STOCK OPTIONS EXERCISE           2,194,000         749,000
    REPAYMENT OF DEBT AND OTHER                      (26,000)        (25,000)
                                                ------------    ------------
                                                   2,168,000         724,000
                                                ------------    ------------
INCREASE (DECREASE) IN CASH                     $  5,806,000      (3,769,000)
                                                ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1998

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ended October 31, 1998.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders for the year ended October 31, 1997.

NOTE 2 -- INVENTORIES

     The components of inventory consist of the following:


                                                  April 30,   October 31,
                                                   1998           1997
                                                -----------   -----------

Raw Materials                                   $31,898,000   $28,943,000
Work in process and finished goods                8,827,000     8,438,000
                                                -----------   -----------
                                                $40,725,000   $37,381,000
                                                ===========   ===========


NOTE 3 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:




                                                          Three Months Ended April 30,           Six Months Ended April 30,
                                                              1998              1997              1998               1997
                                                        ---------------   ---------------   ---------------   ---------------
Net income                                                     6,396             5,183            12,448            10,334
     Add: Interest, net of tax on convertible denbenture
         assumed converted                                        17                17                34                34
                                                               -----             -----            ------            ------
     Adjusted net income                                       6,413             5,200            12,482            10,368

Weighted average common shares outstanding                     8,228             8,066             8,195             7,985
     Add: Common stock equivalents
         Stock option plan                                       464               432               448               483
         Convertible debentures                                   50                50                50                50
                                                               -----             -----            ------            ------
Weighted average common shares
         outstanding, assuming dilution                        8,742             8,548             8,693             8,518
Net Income per share - Basic                                    0.78              0.64              1.52              1.29
                                                               =====             =====            ======            ======
Net Income per share - Diluted                                  0.73              0.61              1.44              1.22
                                                               =====             =====            ======            ======

NCI BUILDING SYSTEMS, INC.



NOTE 4 - SUBSEQUENT EVENTS

On May 4, 1998, the Company acquired the outstanding stock of Metal Building Components, Inc.("MBCI") for $550 million in cash and 700,000 shares of the Company's common stock. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The funds for this acquisition were provided from the proceeds of a new $600 million credit facility from several banks under which the Company initially borrowed $540 million. The facility includes a $200 million five year term loan, a $200 million five year revolving loan and a $200 million 364 day revolving loan which is convertible into a three year term loan under certain conditions,

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997.

Sales in the second quarter of fiscal year 1998 increased by $3.7 million, or 4%, compared to the second quarter of fiscal year 1997. This increase was due primarily to the increase in market penetration of building system sales and higher sales in the component division. Wet weather in the West, Southeast and Southwest United States delayed shipments in the second quarter of 1998 and reduced expected sales during the quarter.

Gross profit in the second quarter increased $2.9 million, or 12%, compared to the prior year's second quarter. Gross margin percentage increased from 25.9% last year to 27.9% in the current quarter. This increase resulted from better utilization and control of manufacturing costs, improved margins in the components business and stable raw material costs in the current year.

Operating expenses which consist of engineering, selling and administrative costs increased by $1.6 million, or 10%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 18.2% compared to 17.3% a year ago. This increase was primarily of salaries and commissions for additional employees hired to support the increased volume of orders and sales over the prior year. As a percent of sales, these costs increased because of lower sales than expected due to adverse weather in the second quarter which delayed the shipment of customer orders.

Interest expense decreased by $3,000 in the current quarter compared to the prior year's second quarter due to normal repayment of debt. Other income increased by $442,000 in the current quarter due to a higher level of investable cash this year compared to last year and other income related to joint venture activities.

Income before income taxes increased by $1.8 million, or 22%. Improved gross margins accounted for most of this improvement for the current quarter. In the prior year, income levels were impacted by start up costs associated with the acquisition of Carlisle in February 1997.

SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.

Sales for the six months ended April 30, 1998 increased by $18.2 million. This increase resulted from increased market penetration in both the metal building systems and components markets.

Gross margins for the six months ended April 30, 1998 increased by $5.9 million, or 13%, compared to the same period a year ago. This increase was slightly higher than the 10% increase in sales due to the improvement in gross margins for the second quarter discussed above,

Operating expenses, which consist of engineering, selling and administrative costs, increased by $3.7 million, or 12%, for the six months ended April 30, 1998 compared to the same period last year. As a percent of sales, operating expenses were 17.7% compared to 17.4% a year ago. This increase was primarily due to adverse weather in the first and second quarters which delayed the shipment of customer orders.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, bank borrowing and sale of equity in the Company. The Company has no outstanding balance under either of its credit facilities and has not borrowed any funds in the six month period.

During the six months, the Company spent $4.0 million in capital additions for its manufacturing plants. All of the funds for these additions were funded from internally generated cash.

At April 30, 1998, the ratio of current assets to current liabilities was
4.3 to 1 compared to 2.7 to 1 at October 31, 1997. Cash flow generated from operations before changes in current assets and liabilities was $24.6 million.

On May 4, 1998, the Company acquired the outstanding stock of Metal Building Components, Inc. ("MBCI") for $550 million in cash and 700,000 shares of the Company's common stock. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The funds for this acquisition were provided from the proceeds of a new $600 million credit facility from several banks under which the Company initially borrowed $540 million. The facility includes a $200 million five year term loan, a $200 million five year revolving loan and a $200 million 364 day revolving loan which is convertible into a three year term loan under certain conditions.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate external financing for expansion, when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity in future periods and to meet the Company's obligations under its new credit facility.

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




--------------------------------------------------------------------------------



This Form 10-Q may contain forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuation in customer demand and order pattern raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended October 31, 1997. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

                           NCI BUILDING SYSTEMS, INC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  None

    (b) There were no reports filed under Form 8-K for the quarter ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NCI BUILDING SYSTEMS, INC.
                                          --------------------------------------
                                                       (Registrant)

Date: June 12,1998
     -------------

                                          /s/ ROBERT J. MEDLOCK
                                          --------------------------------------
                                          Robert J. Medlock
                                          Vice President and
                                          Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                         EXHIBIT
-------                        -------
  27                 Financial Data Schedule
