Form 10-Q
period 1998-07-31
NCI BUILDING SYSTEMS INC
filed 1998-09-02
CIK 883902

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  July 31, 1998
                        -------------
COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              Delaware                                76-0127701
----------------------------------------   ------------------------------------
  (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


            7301 Fairview
             Houston, TX                                 77041
----------------------------------------   ------------------------------------
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

   Common Stock, $.01 Par Value--18,034,482 shares as of July 31, 1998
   -------------------------------------------------------------------

                          NCI BUILDING SYSTEMS, INC.
                                   INDEX

PART 1.  FINANCIAL STATEMENTS                                 PAGE NO.
-----------------------------                                 --------
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

     Condensed consolidated balance sheets                       1
     July 31, 1998 and October 31, 1997

     Condensed consolidated statements of income                 2
     Three months ended July 31, 1998 and 1997

     Condensed consolidated statements of income                 3
     Nine Months ended July 31, 1998 and 1997

     Condensed consolidated statements of cash flows             4
     Nine months ended July 31, 1998 and 1997

     Notes to condensed consolidated financial                 5-7
     statements July 31, 1998


ITEM 2.   Management's Discussion and Analysis of Financial   8-12
          Condition and Results of Operations



PART 2.  OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K                      13

                            NCI BUILDING SYSTEMS, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                       July 31,    October 31,
                                                         1998         1997
                                                      -----------  -----------
                                                      (UNAUDITED)
ASSETS
------
CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                           $  4,477       $ 32,166
   ACCOUNTS RECEIVABLE                                   90,382         45,946
   OTHER RECEIVABLES                                      1,730          1,060
   INVENTORIES                                           74,686         37,381
   DEFERRED INCOME TAXES                                  6,183          3,463
   PREPAID EXPENSES                                       4,480            942
                                                       --------       --------
   TOTAL CURRENT ASSETS                                 181,938        120,958

   PROPERTY, PLANT AND EQUIPMENT, NET                   166,034         51,223
                                                       --------       --------
   OTHER ASSETS:
     EXCESS OF COSTS OVER FAIR VALUE OF ACQUIRED
      NET ASSETS                                        433,340         21,072
     OTHER                                               28,240          3,079
                                                       --------       --------
   TOTAL OTHER ASSETS                                   461,580         24,151
                                                       --------       --------
   TOTAL ASSETS                                        $809,552       $196,332
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   CURRENT PORTION OF LONG-TERM DEBT                   $ 30,047       $     47
   ACCOUNTS PAYABLE                                      43,801         23,921
   ACCRUED COMPENSATION AND BENEFITS                      9,031          9,688
   OTHER ACCRUED EXPENSE                                 27,943          8,538
   ACCRUED INCOME TAXES                                   2,278          2,018
                                                       --------       --------
   TOTAL CURRENT LIABILITIES                            113,100         44,212
                                                       --------       --------
LONG-TERM DEBT, NONCURRENT PORTION                      470,041          1,679
DEFERRED INCOME TAXES                                    16,931          2,626
                                                       --------       --------
SHAREHOLDERS' EQUITY:
   COMMON STOCK                                             180             81
   ADDITIONAL PAID-IN CAPITAL                            89,130         51,110
   RETAINED EARNINGS                                    120,170         96,624
                                                       --------       --------
   TOTAL SHAREHOLDERS' EQUITY                           209,480        147,815
                                                       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $809,552       $196,332
                                                       --------       --------
                                                       --------       --------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NCI BUILDING SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED JULY 31,
                                                         1998           1997
                                                     ---------------------------

SALES                                                  $229,547       $112,484

COST OF SALES                                           168,831         82,710
                                                       --------       --------
GROSS PROFIT                                             60,716         29,774


OPERATING EXPENSES                                       30,055         17,559

NONRECURRING ACQUISITION EXPENSE                          2,060             --
                                                       --------       --------
TOTAL OPERATING EXPENSES                                 32,115         17,559
                                                       --------       --------
INCOME FROM OPERATIONS                                   28,601         12,215

INTEREST EXPENSE                                         10,223             48

OTHER INCOME                                                932            486
                                                       --------       --------
                                                          9,291           (438)
                                                       --------       --------
INCOME BEFORE INCOME TAXES                               19,310         12,653

PROVISION FOR INCOME TAXES                                8,212          4,682
                                                       --------       --------
NET INCOME                                             $ 11,098       $  7,971
                                                       --------       --------
                                                       --------       --------
NET INCOME PER SHARE - BASIC                           $    .62       $    .49
                                                       --------       --------
                                                       --------       --------
NET INCOME PER SHARE - DILUTED                         $    .58       $    .47
                                                       --------       --------
                                                       --------       --------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NCI BUILDING SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED JULY 31,
                                                         1998          1997
                                                       --------       --------
SALES                                                  $422,219       $286,996

COST OF SALES                                           309,452        211,118
                                                       --------       --------
GROSS PROFIT                                            112,767         75,878


OPERATING EXPENSES                                       64,084         47,922

NONRECURRING ACQUISITION EXPENSE                         2,060             --
                                                       --------       --------
TOTAL OPERATING EXPENSES                                 66,144         47,922
                                                       --------       --------
INCOME FROM OPERATIONS                                   46,623         27,956

INTEREST EXPENSE                                         10,307            125

OTHER INCOME                                              2,424          1,251
                                                       --------       --------
                                                          7,883         (1,126)
                                                       --------       --------
INCOME BEFORE INCOME TAXES                               38,740         29,082

PROVISION FOR INCOME TAXES                               15,194         10,777
                                                       --------       --------
NET INCOME                                             $ 23,546       $ 18,305
                                                       --------       --------
                                                       --------       --------
NET INCOME PER SHARE - BASIC                           $   1.39       $   1.14
                                                       --------       --------
                                                       --------       --------
NET INCOME PER SHARE - DILUTED                         $   1.31       $   1.08
                                                       --------       --------
                                                       --------       --------

              SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             NCI BUILDING SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                    (IN THOUSANDS)

                                                     NINE MONTHS ENDED JULY 31,
                                                        1998            1997
                                                      ---------       --------
NET INCOME                                            $  23,546       $ 18,305

ADJUSTMENTS TO RECONCILE NET INCOME TO

   NET CASH PROVIDED BY OPERATING ACTIVITIES:

   DEPRECIATION AND AMORTIZATION                         11,065          5,906

   (GAIN) LOSS ON SALE OF FIXED ASSETS                      (16)            (3)

   DEFERRED INCOME TAX PROVISION                           (188)           (45)

   CHANGES IN WORKING CAPITAL:

   (INC.) DEC. IN CURRENT ASSETS                          2,723         (9,963)

   INC. (DEC.) IN CURRENT LIABILITIES                    14,491          8,400
                                                      ---------       --------
CASH FROM OPERATIONS                                  $  51,621       $ 22,600


INVESTING ACTIVITIES:

   PURCHASE OF PROPERTY, PLANT & EQUIPMENT               (7,426)        (5,376)

   ACQUISITION OF CARLISLE ENGINEERED METALS, INC.           --         (6,230)

   ACQUISITION OF METAL BUILDING COMPONENTS, INC.      (553,265)            --

   ACQUISITION OF CALIFORNIA FINISHED METALS, INC.      (15,458)            --

   OTHER                                                 (3,832)        (2,670)
                                                      ---------       --------
                                                       (579,981)       (14,276)
                                                      ---------       --------
FINANCING ACTIVITIES:

   PROCEEDS FROM STOCK OPTIONS EXERCISE                   2,310            931

   BORROWINGS ON NOTES                                  578,900             --

   REPAYMENT OF DEBT AND OTHER                          (80,539)            23
                                                      ---------       --------
                                                        500,671            954
                                                      ---------       --------
INCREASE (DECREASE) IN CASH                           $ (27,689)      $  9,278
                                                      ---------       --------
                                                      ---------       --------

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          NCI BUILDING SYSTEMS, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1998

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1998.

     In June 1998, the Company's Board of Directors approved a two-for-one common stock split effective for stockholders of record on July 8, 1998. Share and per share amounts have been restated to reflect the stock split.

     During the first quarter of fiscal 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Prior period net income per share amounts have been restated to conform with Statement No. 128.

     As of May 1, 1998, the Company adopted FASB Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for reporting and the display of comprehensive income and its components. Unrealized gains or losses on available-for-sale securities, minimum pension liability adjustments and foreign currency translation adjustments, which prior to adoption were required to be reported separately in shareholders' equity, are now required to be included in other comprehensive income.
     For the periods presented, the Company's comprehensive income was the same as net income, and the adoption of this statement had no impact on the presentation of the financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

     The components of inventory consist of the following:


                                                     July 31,    October 31,
                                                       1998         1997
                                                      -------      -------
Raw materials                                         $54,134      $28,943
Work in process and finished goods                     20,552        8,438
                                                      -------      -------
                                                      $74,686      $37,381
                                                      -------      -------
                                                      -------      -------

NOTE 3 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                      Three Months Ended July 31,   Nine Months Ended July 31,
                                            1998      1997                1998    1997
                                           ------    ------              ------  ------
Net income                                 $11,098    $7,971             $23,546  $18,305
   Add: Interest, net of tax on
        convertible debenture assumed
        converted                               17        17                  50       50
                                           -------    ------             -------  -------
   Adjusted net income                     $11,115    $7,988             $23,596  $18,355
                                           -------    ------             -------  -------
                                           -------    ------             -------  -------

Weighted average common shares outstanding  18,010    16,151              16,930   16,091
   Add: Common stock equivalents
        Stock option plan                    1,015       803                 935      851
        Convertible debenture                  100       100                 100      100
                                           -------    ------             -------  -------
Weighted average common shares
      outstanding, assuming dilution        19,125    17,054              17,965   17,042
                                           -------    ------             -------  -------
                                           -------    ------             -------  -------

Net Income per share - Basic               $  0.62    $ 0.49             $  1.39  $  1.14
                                           -------    ------             -------  -------
                                           -------    ------             -------  -------
Net Income per share - Diluted             $  0.58    $ 0.47             $  1.31  $  1.08
                                           -------    ------             -------  -------
                                           -------    ------             -------  -------

NCI BUILDING SYSTEMS, INC.


NOTE 4 - ACQUISITION

On May 4, 1998, the Company acquired Metal Buildings Components, Inc.
("MBCI") through the purchase of all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $600 million including cash of $550 million (plus transaction costs) and 1.4 million shares of the Company's common stock valued at $32.2 million. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The funds for this acquisition were provided from the proceeds of a new $600 million credit facility from several banks under which the Company initially borrowed $540 million. The facility includes a $200 million five-year term loan, a $200 million five-year revolving loan and a $200 million 364-day revolving loan which is convertible into a three-year term loan under certain conditions. The acquisition was accounted for using the purchase method of accounting. The excess of cost over the fair value of the acquired assets was approximately $393 million. The consolidated results of operations for 1998 include MBCI since the date of acquisition. Assuming the acquisition of MBCI had been consumated November 1, 1997, the pro forma unaudited results of operations are as follows (in thousands, except per share data):

                                           NINE MONTHS       TWELVE MONTHS
                                          ENDED JULY 31,   ENDED OCTOBER 31,
                                              1998               1997
                                          --------------   -----------------
SALES                                       $617,914           $815,718

NET INCOME                                  $ 22,662           $ 31,432

NET INCOME PER SHARE - BASIC                $   1.27           $   1.79

NET INCOME PER SHARE - DILUTED              $   1.20           $   1.70

                              NCI BUILDING SYSTEMS, INC.

ITEM 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED
JULY 31, 1997

Sales in the third quarter of fiscal 1998 increased by $117.1 million, or 104%, compared to the third quarter of fiscal 1997. Substantially all of this growth resulted from the acquisition of Metal Buildings Components, Inc. ("MBCI") on May 4, 1998 (the "MBCI Acquisition"). Without the contribution to sales of MBCI during the third quarter, the Company believes its sales increase in the third quarter of fiscal 1998 would have been approximately 6% as compared to the third quarter of fiscal 1997. Approximately two-thirds of the sales volume was derived from the components divisions (both NCI and MBCI), which include coil painting and commercial doors, compared to only one-third of sales in the third quarter of fiscal 1997.

Gross profit for the third quarter of fiscal 1998 increased by $30.9 million, or 104%, compared to the third quarter of fiscal 1997. Gross profit percentage in the third quarter of fiscal 1998 remained flat at 26.5% compared to the fiscal 1997 quarter. Improvement in metal building systems margins in the third quarter of fiscal 1998 offset the somewhat lower gross profit percentages that are historically achieved in the components business.

Operating expenses, which consist of engineering, selling and administrative costs, increased by $12.5 million, or 71%, in the current quarter compared to the same period a year ago. The dollar increase resulted primarily from the inclusion of MBCI in the third quarter. As a percentage of sales, operating expenses were 13.1% compared to 15.6% for the third quarter of fiscal 1997. Approximately one-half of this decline as a percentage of sales was due to the absence of engineering and drafting costs in components sales, which reduced overall engineering and drafting costs from 3.0% of sales in the fiscal 1997 quarter to 1.8% of sales in the fiscal 1998 quarter. The remainder of this improvement resulted primarily from the consolidation of the sales and marketing functions in components sales for both NCI and MBCI and the elimination of some overlapping costs.

Nonrecurring acquisition expenses of $2.1 million in the third quarter of fiscal 1998 represented the one-time cost of severance and relocation expenses related to the consolidation of components sales and marketing functions, estimated costs associated with announced plant closures and consolidations and costs associated with the integration of product lines.

Interest expense of $10.2 million in the third quarter of fiscal 1998 represented the cost of borrowed funds to finance the MBCI Acquisition and the amortization of debt issuance costs related to such borrowings. On May 4, 1998, the Company borrowed $540 million to finance the MBCI Acquisition and had outstanding total debt of $500.1 million at the end of July 1998. The Company has entered into an interest rate swap agreement to fix the interest on $200 million of this amount at

5.9% plus the applicable margin on borrowings which is currently 2.0%. The remainder of the debt bears interest at a floating rate. In the third quarter, the Company's effective interest rate on variable rate loans was 7.7%.

Income before income taxes increased by $6.7 million, or 53%. The increase was less than the sales increase as a result of the increase in interest expense, amortization of goodwill expense and nonrecurring acquisition expenses.

Provision for income taxes increased by 75% in the third quarter of fiscal 1998, reflecting an effective tax rate of 42.5% compared to an effective tax rate of 37.0% for the fiscal 1997 quarter. The increase in effective tax rate resulted primarily from nondeductible amortization of $2.5 million of goodwill expense associated with the MBCI Acquisition.

NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED
JULY 31, 1997

Sales for the nine months ended July 31, 1998 increased by $135.2 million, or 47%, over the same period a year ago. The MBCI Acquisition accounted for substantially all of this increase. The Company believes that sales for the nine-month period without the inclusion of MBCI would have increased by approximately 6%.

Gross profit for the nine-month period increased by $36.9 million, or 49%, compared to the same period a year ago. As a percentage of sales, gross profit was 26.7% in the nine-month period in fiscal 1998 compared to 26.4% in the same period in the prior year. This increase in gross profit percentage resulted from slightly lower raw material costs in the current period, improved plant utilization and better cost controls, which improved plant efficiencies.

Operating expenses increased by $16.2 million, or 34%, for the nine months ended July 31, 1998, compared to the same period last year. The dollar increase was primarily due to the inclusion of MBCI for the third quarter of fiscal 1998. As a percentage of sales, operating expenses were 15.2% and 16.7%, respectively, for the nine-month periods ended July 31, 1998 and 1997. The decrease as a percentage of sales resulted from the absence of engineering and drafting costs in MBCI's operations (which are exclusively components operations), which lowered the overall cost of engineering and drafting from 3.4% of sales in the nine months ended July 31, 1997 to 2.6% in the nine months ended July 31, 1998.

Interest expense increased to $10.3 million for the nine months ended July 31, 1998 compared to $0.1 million in the fiscal 1997 period. As discussed above, this increase resulted from an increase in borrowings to finance the MBCI Acquisition.

Income before income taxes increased by $9.7 million, or 33%. Income before income taxes increased at a slower rate than sales due to the increase in interest expense, amortization of goodwill expense and nonrecurring acquisition expenses recognized in the third quarter of fiscal 1998.

Provision for income taxes increased by 41% in the nine-month period ended July 31, 1998, reflecting an effective tax rate of 39.2% compared to an effective tax rate of 37.1% in the nine-month period ended July 31, 1997. The increase in effective tax rate was due to the nondeductible amortization of $2.5 million of goodwill expense associated with the MBCI Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations from cash flow from operations, equity sales of its common stock and bank borrowings.

At July 31, 1998, the Company had working capital of $68.8 million compared to $91.3 million at April 30, 1998. The decrease of $22.5 million was primarily due to the MBCI Acquisition. During the quarter, the Company generated $18.2 million in cash flow from operations before changes in working capital components.

On May 4, 1998, the Company acquired all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $600 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of common stock valued at $32.2 million. The Company financed the MBCI Acquisition by obtaining a new $600 million senior credit facility from a syndicate of lenders.

The senior credit facility consists of (i) a five-year revolving credit facility of up to $200 million, of which up to $20 million may be utilized in the form of commercial and standby letters of credit, (ii) a five-year term loan facility in the principal amount of $200 million, and (iii) a 364-day revolving credit facility of up to $200 million. On May 4, 1998, the Company borrowed $140 million under the five-year revolver, $200 million under the five-year term loan and $200 million under the 364-day revolver to fund the MBCI Acquisition. Loans and letters of credit under the five-year revolver will be available, and amounts repaid may be reborrowed, at any time until July 1, 2003, subject to the fulfillment of certain conditions precedent, including the absence of default under the senior credit facility. The term loan was fully drawn down as of the acquisition date, and any amounts repaid may not be reborrowed. The Company's obligations under the senior credit facility are secured by the pledge of all capital stock, partnership interests and other equity interests of the Company's subsidiaries. All obligations are also guaranteed by each of the Company's corporate subsidiaries and operating limited partnerships. The senior credit facility contains customary financial and restrictive covenants with amounts and ratios negotiated between the Company and the lenders.

Loans bear interest, at the Company's option, as follows (i) base rate loans at the base rate plus a margin that ranges from 0% to 0.5% and (ii) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of NationsBank, N.A.'s prime rate or the overnight Federal funds rate plus 0.5%, and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 0.5% on base rate loans and 2.0% on LIBOR loans. The Company currently has an interest rate swap agreement in place which caps interest on LIBOR loans at 5.89% plus the applicable LIBOR margin for the principal amount of the term loan. In the third quarter, the Company's effective interest rate on variable rate loans was 7.7%.

Loans under the five-year revolver mature on July 1, 2003. Loans under the term loan are payable in successive quarterly installments beginning on October 31, 1998 beginning with $7.5 million and gradually increasing to $12.5 million on the maturity date. As of July 31, 1998, the Company had

$498.4 million outstanding under the senior credit facility. The 364-day revolver matures on May 3, 1999. If the 364-day revolver is not repaid by the Company or extended by the lenders, the Company has the option to convert it to a three-year term note. Borrowings under the senior credit facility may be prepaid and voluntary reductions of the unutilized portion of the five-year revolver may be made at any time, in certain agreed upon minimum amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

During the third quarter of fiscal 1998, the Company spent $3.5 million in capital additions for plant expansion and the development of new management information systems. For the nine months ended July 31, 1998, the Company spent $7.4 million in capital additions and $15.5 million in May 1998 for the acquisition of California Finished Metals, Inc., a coil painting facility located in California. The Company plans to spend approximately $14 million for the balance of 1998 for capital projects, including expansion of several facilities and expenditures for two new plant locations expected to open in fiscal 1999. These projects, if not delayed or canceled, would require approximately $15 million in capital spending in fiscal 1999. Addition capital projects for 1999 will be considered and could increase capital spending above the amounts anticipated at the current time.

Inflation has not significantly affected the Company's financial position or operations. Metal components and metal building systems sales are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the Company's operations.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion when needed and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future.

IMPACT OF THE YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs having been written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is implementing its plan to attempt to ensure that its management information systems ("MIS") and computer software are year 2000 compliant. This review is part of the Company's overall upgrade of its MIS, which is currently in progress and includes the installation of new systems. As a result, the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of management information expenses and have not been separately identified. Management expects the upgrade to be completed with respect to a substantial majority of the Company's operations by the end of 1998 and that the upgrade for the remaining operating divisions will be completed in the first six months of 1999. Management believes that with installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company's MIS. The Company expects to complete all new installations, conversions and necessary systems modifications and conversions by mid-1999. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant MIS and software.

The Company is currently discussing with its vendors and customers the possibility of any year 2000 interface difficulties that may affect the Company. The ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is, however, outside the Company's control.

To date, the Company has not identified any information technology assets under the control of the Company that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented or is not being implemented. The Company does not have a contingency plan with respect to the year 2000 issue if the MIS upgrade is not completed or is delayed beyond the end of 1999. The failure of the Company to address adequately, and in a timely manner, the year 2000 issue, including ensuring that the Company's MIS and software are year 2000 compliant, could have a material adverse effect on the Company's business, results of operations and financial condition. As the Company's MIS upgrade is implemented, the Company may identify assets that present a risk of a year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if any third parties who provide goods or services that are critical to the Company's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Company's business, results of operations and financial condition.

ACCOUNTING STANDARDS

During the first quarter of fiscal 1998, the Company adopted Financial Standards Board ("FASB") Statement No. 128, Earnings Per Share, which is effective for financial statements issued for periods ending after December 15, 1997. Prior period net income per share amounts have been restated to conform with Statement No. 128.

During the third quarter of fiscal 1998, the Company adopted FASB Statement No. 130, Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of Statement No. 130 had no impact on the Company's financial statements.

FASB Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for the Company's fiscal year ended October 31, 1999. The Company is evaluating the segments that will be reported under this Statement.

THIS FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE BUSINESS AND OPERATIONS OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN THESE FORWARD-LOOKING STATEMENTS ARE REASONABLE, THESE EXPECTATIONS AND THE RELATED STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, INDUSTRY CYCLICALITY AND SEASONALITY,
ADVERSE WEATHER CONDITIONS, FLUCTUATION IN CUSTOMER DEMAND AND ORDER
PATTERNS, RAW MATERIAL PRICING, COMPETITIVE ACTIVITY AND PRICING PRESSURE,
THE ABILITY TO MAKE STRATEGIC ACTIVITIES ACCRETIVE TO EARNINGS, THE YEAR 2000 ISSUE, INCLUDING YEAR 2000 COMPLIANCE BY THE COMPANY AND THIRD PARTIES WITH WHICH THE COMPANY DOES BUSINESS, AND GENERAL ECONOMIC CONDITIONS AFFECTING THE CONSTRUCTION INDUSTRY AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S
FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ITS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1997 AND ITS REGISTRATION STATEMENT ON FORM S-3, AS AMENDED, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 2, 1998. THE COMPANY EXPRESSLY DISCLAIMS ANY OBLIGATION TO RELEASE PUBLICLY ANY UPDATES OR REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGE IN ITS EXPECTATIONS.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.  The following exhibits are filed herewith:

          4.1 Credit Agreement, dated March 25, 1998 (the "Credit Agreement") by and among the Company, NationsBank, N.A. (as successor in interest to NationsBank, N.A.), as administrative agent ("NationsBank"), NationsBanc Montgomery Securities
               LLC, as arranger and syndication agent, Swiss Bank
               Corporation, as documentation agent ("Swiss Bank"), and the several lenders named therein (filed as Exhibit 4.3 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.2  First Amendment to Credit Agreement, dated May 1, 1998, among the
               Company, NationsBank, Swiss Bank and the parties named therein
               (filed as Exhibit 4.4 to the Company's registration statement no.
               333-60829 and incorporated by reference herein)

          4.3 Second Amendment to Credit Agreement, dated May 5, 1998, among the Company, NationsBank, Swiss Bank and the parties named therein (filed as Exhibit 4.5 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.4  Master Assignment and Acceptance, dated as of May 6, 1998, among
               NationsBank, Swiss Bank and the several lenders named therein (filed as Exhibit 4.7 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.5  Facility A Notes (Revolving Credit), dated May 6, 1998, of the
               Company in favor of lenders named therein (filed as Exhibit 4.7 to the Company's registration statement no.
               333-60829 and incorporated by reference herein)

          4.6 Facility B Notes (Term Loan), dated May 6, 1998, of the Company in favor of lenders named therein (filed as Exhibit 4.8 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.7 Facility C Notes (364-day Revolving Facility), dated May 6, 1998, of the Company in favor of lenders named therein (filed as Exhibit 4.9 to the Company's registration no.
               333-60829 and incorporated by reference herein)

          4.8  Guaranty, dated May 1, 1998, between NationsBank and A&S Business
               Interests, Inc. (filed as Exhibit 4.10 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.9  Guaranty, dated May 1, 1998, between NationsBank and A&S Building
               Systems, L.P. (filed as Exhibit 4.11 to the Company's registration statement no. 333-60829 and incorporated by reference herein)


          4.10 Guaranty, dated May 1, 1998, between NationsBank and NCI Building
               Systems, L.P. (filed as Exhibit 4.12 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.11 Guaranty, dated May 1, 1998, between NationsBank and NCI Holding
               Corp. (filed as Exhibit 4.13 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.12 Guaranty, dated May 1, 1998, between NationsBank and NCI
               Operating Corp. (filed as Exhibit 4.14 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.13 Guaranty, dated May 1, 1998, between NationsBank and Metal
               Building Components Holding Inc. (filed as Exhibit 4.15 to the Company's registration no. 333-60829 and incorporated by reference herein)

          4.14 Guaranty, dated May 1, 1998, between NationsBank and Metal
               Coaters Holding, Inc. (filed as Exhibit 4.16 to the
               Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.15 Guaranty, dated May 1, 1998, between NationsBank and Metal
               Building Components, L.P. (formerly MBCI Operating, L.P.)
               (filed as Exhibit 4.17 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.16 Guaranty, dated May 1, 1998, between NationsBank and Metal
               Coaters Operating, L.P. (filed as Exhibit 4.18 to the
               Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.17 Guaranty, dated May 1, 1998, between NationsBank and Metal
               Coaters of California, Inc. (filed as Exhibit 4.19 to the
               Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.18 Pledge Agreement, dated May 1, 1998, between the Company and
               NationsBank (filed as Exhibit 4.20 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.19 Pledge Agreement, dated May 1, 1998, between the NCI Holding
               Corp. and NationsBank (filed as Exhibit 4.21 to the
               Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.20 Pledge Agreement, dated May 13, 1998, between the Metal Coaters
               Holding, Inc. and NationsBank (filed as Exhibit 4.22 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.21 Assignment of Partnerships, dated May 1, 1998, between NCI
               Building Corp. and NationsBank (filed as Exhibit 4.23 to the Company's registration statement no. 333-60829 and incorporated by reference herein)


          4.22 Assignment of Partnerships, dated May 1, 1998, between NCI
               Holding Corp. and NationsBank (filed as Exhibit 4.24 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.23 Assignment of Partnership Interests, dated May 1, 1998, between
               Metal Building Components Holding, Inc. and NationsBank
               (filed as Exhibit 4.25 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.24 Assignment of Partnership Interests, dated May 1, 1998, between
               Metal Coaters Holding, Inc. and NationsBank (filed as
               Exhibit 4.26 to the Company's registration statement no.
               333- 60829 and incorporated by reference herein)

          4.25 Promissory Note, dated May 5, 1998, of NCI Holding Corp. In favor of the Company (filed as Exhibit 4.27 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.26 Note Pledge Agreement, dated May 5, 1998, between the Company and
               NationsBank (filed as Exhibit 4.28 to the Company's registration statement no. 333-60829 and incorporated by reference herein)

          4.27 Rights Agreement, dated June 24, 1998, between the Company and
               Harris Trust and Savings Bank (filed as Exhibit 2 to the Company's registration statement on Form 8-A and incorporated herein)

         27    Financial Data Schedule

     (b)  Reports on Form 8-K

          (i) Current Report on Form 8-K dated May 4, 1998, and filed with the Securities and Exchange Commission (the "Commission") on May 19, 1998, with respect to the Company's acquisition of Metal Building Components, Inc., as amended by Current Report on Form 8-K/A filed with the Commission on July 20, 1998, Current Report on Form 8-K/A, Amendment No. 2, filed with the Commission on August 5, 1998 and Current Report on Form 8-K/A, Amendment No. 3, filed with the Commission on August 25, 1998

          (ii) Current Report on Form 8-K dated June 24, 1998, and filed with the Commission on July 9, 1998, with respect to the dividend of preferred stock purchase rights

          (iii) Current Report on Form 8-K dated and filed with the Commission on August 21, 1998, with respect to the Company's audited financial statements

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NCI BUILDING SYSTEMS, INC.
                                             --------------------------
                                                    (Registrant)



Date:    September 2, 1998                      /s/ Robert J. Medlock
         -----------------                  -----------------------------
                                                  Robert J. Medlock
                                                  Vice President and
                                                Chief Financial Officer