Form 10-K405
period 1998-10-31
NCI BUILDING SYSTEMS INC
filed 1999-01-29
CIK 883902

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14315

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

Securities registered pursuant to Section 12(b) of the Act:   Common Stock,
                                                              $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on January 4, 1999, was $414,275,401.

         The number of shares of common stock of the registrant outstanding on January 4, 1999, was 18,182,534.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 1998 Annual Report to Shareholders, and information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 17, 1999.


================================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         NCI Building Systems, Inc. (the "Company" or "NCI") is one of North America's largest integrated manufacturers of metal products for the building industry, with 38 manufacturing and distribution facilities located in 18 states and Mexico. The Company sells metal components as well as complete metal building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. Management believes that the Company's leading market positions and strong track record of growth and profitability have resulted from its focus on improving manufacturing efficiency, controlling overhead costs, developing new markets and successfully identifying and integrating strategic acquisitions. In May 1998, the Company acquired Metal Building Components, Inc. ("MBCI") for an aggregate of $593 million (the "MBCI Acquisition"), thereby doubling its revenue base, becoming the largest domestic manufacturer of nonresidential metal components and significantly improving its product mix. The Company's sales and income from operations were $675.3 million and $81.4 million, respectively, for the fiscal year ended October 31, 1998.

         Metal Components. With a market share at least twice that of its largest competitor, the Company is the largest domestic supplier of metal components to the nonresidential building industry. The Company designs, manufactures, sells and distributes one of the widest selections of metal roof and wall systems, overhead doors, fascia, mansard and various trim accessories for commercial, industrial, architectural, agricultural and residential construction and repair and retrofit uses. The Company is also one of the largest independent providers of hot roll and light gauge metal coil coating and painting services and products. The Company coats and paints hot roll coil metal for use in its own metal components manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by third parties. The Company markets its metal components products and coating and painting services nationwide primarily through a direct sales force under several brand names, including "Metal Building Components," "American Building Components," "DBCI," "MBCI," "Metal Coaters," "Metal-Prep" and "DOUBLECOTE." The Company's sales of metal components and coating and painting services were $257.1 million, or 38% of total sales, for the fiscal year ended October 31, 1998.

         Metal Building Systems. The Company is one of the largest domestic suppliers of metal building systems. The Company designs, manufactures and markets metal building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community service and residential uses. The Company markets these systems nationwide through authorized builder networks totaling over 1,200 builders and a direct sales force under several brand names, including "Metallic Buildings," "Mid-West Steel Buildings," "A & S Buildings," "All American Systems," "Steel Systems" and "Mesco." The Company's sales of metal building systems were $418.2 million, or 62% of total sales, for the fiscal year ended October 31, 1998.

         Prior to their combination, NCI and MBCI both demonstrated strong growth in sales and income from operations. NCI achieved a five-year compound annual growth rate of 38.9% and 49.6%, respectively, in sales and income from operations for its five fiscal years ended October 31, 1997. MBCI achieved a five-year compound annual growth rate of 15.3% and 16.2%, respectively, in sales and income from operations for its five fiscal years ended December 31, 1997.

         The Company was founded in 1984 and was reincorporated in Delaware on December 31, 1991. Its principal offices are located at 7301 Fairview, Houston, Texas 77041 and its telephone number is (713) 466-7788. Unless indicated otherwise, references herein to the Company include its predecessors and its subsidiaries.

INDUSTRY OVERVIEW

         The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal components and complete metal building systems.

         Metal Components. Manufacturers of metal components for the building industry supply pre-formed components, including roof and wall panels, doors, partitions, related trim, accessories and other metal components used in metal building systems and other repair, retrofit and new construction applications for commercial, industrial, agricultural and residential uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, walls, doors, trim and other parts of traditional commercial, industrial, agricultural and residential buildings as well as in architectural applications and complete metal building systems. Management estimates the metal components market (including roofing applications) to be a multi-billion dollar market, although market data is limited. Metal components are used to a greater extent in repair and retrofit applications than in new construction of metal building systems and, therefore, management believes that the metal components business exhibits less cyclicality than the metal building systems business. Management believes that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

         Metal roofing accounts for a significant portion of the overall metal components market, but a relatively small percentage (approximately 5%) of the large commercial roofing market estimated at over $20 billion annually. As a result, management believes that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

         o Lower Lifecycle Cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are 60-70% higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial expenditure.

         o Increased Longevity. Metal roofing systems generally last for 20 years without requiring major maintenance or replacement, compared to five to ten years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

         o Attractive Aesthetics and Design Flexibility. Metal roofing systems allow architects and builders to integrate colors and geometric design into the roofing of new and existing buildings, providing an increasingly fashionable means of enhancing a building's aesthetics. Conventional roofing material is generally tar paper or a gravel surface, and building designers tend to conceal roofs made with such materials.

         Metal Building Systems. Metal building systems consist of structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. Metal building systems manufacturers design an integrated system that meets applicable building code requirements. These systems consist of primary structural framing, secondary structural members (i.e., purlins and girts) and covering for roofs and walls. Over the last fifteen years, metal building systems have significantly increased penetration of the market for non-residential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association, reported sales of metal building systems have increased from approximately $1.5 billion in 1993 to $2.5 billion in 1997. The Company believes this increase has resulted primarily from (i) the significant cost advantages offered by these systems, (ii) increased architectural acceptance of metal building systems for construction of commercial and industrial building projects, (iii) advances in design versatility and production processes and (iv) a strong general economic environment. The Company believes the cost of a metal building system generally represents approximately 15-20% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine a metal building system with masonry, glass and wood exterior facades in order to meet the aesthetic requirements of customers while preserving the inherent characteristics of metal building systems. As a result, the uses for metal building systems now include office buildings, showrooms, retail stores, banks, schools, warehouses, factories and distribution centers, government and community centers for which aesthetics and architectural features are important considerations of the end users.

         In its marketing efforts, the Company and other major manufacturers generally emphasize the following characteristics of metal building systems to distinguish them from other methods of construction:

         o Shorter Construction Time. In many instances, it takes less time to construct a metal building than other building types. In addition, because most of the work is done in the factory, the likelihood of weather interruptions is reduced.

         o More Efficient Material Utilization. The larger metal building systems manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

         o Lower Construction Costs. The in-plant manufacture of metal building systems, coupled with automation, allows the substitution of less expensive factory labor for much of the skilled on-site construction labor otherwise required for traditional building methods.

         o Greater Ease of Expansion. Metal building systems can be modified quickly and economically before, during or after the building is completed to accommodate all types of expansion. Typically, a building system can be expanded by removing the end or side walls, erecting new framework and adding matching wall and roof panels.

         o Lower Maintenance Costs. Unlike wood, metal will not deteriorate because of cracking, rot or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

CONSOLIDATION

         Over the last several years, there has been consolidation in the metal components and metal building systems industry, which includes a large number of small local and regional firms. Management believes that this industry will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity in order to meet customers' product and delivery needs, improve production efficiency and manage costs.

PRODUCTS AND MARKETS

         The Company's product lines consist of metal components for the building industry and metal building systems. The Company's sales, respectively, for the periods indicated attributable to these product lines were approximately as follows:

                                                                YEAR ENDED OCTOBER 31,
                             -------------------------------------------------------------------------------------------
                                   1994               1995              1996               1997               1998
                             ---------------    ---------------    ---------------    ---------------    ---------------
                                                                    (IN MILLIONS)
Metal building systems ...   $126.7     75.5%   $173.9     74.3%   $213.0     64.0%   $246.6     60.5%   $418.2     62.0%
Metal components .........     41.1     24.5%     60.3     25.7%    119.9     36.0%    161.2     39.5%    257.1     38.0%
                             ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total revenues ...........   $167.8      100%   $234.2      100%   $332.9      100%   $407.8      100%   $675.3      100%
                             ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

         Metal Components. The Company's metal components consist of individual components, including secondary structural framing, covering systems and associated metal trims, that are sold directly to contractors or end users for use in the building industry, including the construction of metal buildings. The Company also stocks and markets metal component parts for use in the maintenance and repair of existing buildings. Specific component products consist of end and side wall panels, roof panels, purlins, girts, partitions, header panels and related trim and screws. The Company believes it offers the widest selection of metal components in the building industry.

         Purlins and girts, which are medium gauge, roll formed steel components, are supplied to builders for secondary structural framing. The Company custom produces purlins and girts for its customers and offers the widest selection of sizes and profiles of purlins and girts in the United States. Covering systems, consisting of wall and roof panels, protect the rest of the structure and the contents of the building from the weather, while also contributing to the structural integrity of the building.

         The Company's metal roofing products are attractive and durable. The Company uses standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. The Company manufactures and designs metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. The Company believes it has the broadest line of standing seam roofing products in the building industry. The Company has also developed and patented a retrofit metal panel, Retro-R(R), that is used to replace wall and roof panels of metal buildings. Retro-R(R) can be installed over the top of existing metal panels to remodel or preserve a standing structure. Although metal roofing is somewhat more expensive than traditional roofing in upfront costs, its durability and low maintenance costs make metal roofing a lower cost roofing product after the first 10 years.

         The Company manufactures overhead doors and interior and exterior doors for use in metal and other buildings. The Company is one of the largest suppliers in the U.S. of roll-up doors to builders of self-storage facilities.

         The Company provides its own metal coating and painting products and services for use in component manufacturing. As a toll coater of hot roll steel coils, the Company also provides pre-painted hot roll coils to manufacturers of metal building systems and metal components. Either a customer provides coils through its own supply channels, which are processed by the Company, or the Company purchases hot roll coils and processes them for sale as a packaged product. The Company also pre-paints light gauge steel coils for steel mills, which supply the painted coils to various industrial users, including manufacturers of metal building systems, metal components and lighting fixtures.

         The Company's metal coating and painting operations apply a variety of paint systems to metal coils. The process generally includes cleaning and painting the coil and slitting it to customer specifications. The Company believes that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers' in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

         Metal Building Systems. Metal building systems consist of structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. The Company designs an integrated metal building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Metal building systems typically consist of three systems:

         o Primary Structural Framing. Primary structural framing, fabricated from heavy-gauge steel, supports the secondary structural framing, roof, walls and all externally applied loads. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

         o Secondary Structural Framing. Secondary structural framing consists of medium-gauge, roll-formed steel components called purlins and girts. Purlins are attached to the primary frame to support the roof. Girts are attached to the primary frame to support the walls. The secondary structural framing is designed to strengthen the primary structural framing and efficiently transfer applied loads from the roof and walls to the primary structural framing.

         o Covering Systems. Covering systems consist of roof and wall panels. These panels not only lock out the weather but also contribute to the structural integrity of the overall building system. Roof and siding panels are fabricated from light-gauge, roll-formed steel. Accessory components complete the metal building system. These components include doors, windows, gutters and interior partitions.

SALES, MARKETING AND CUSTOMERS

         Metal Components. The Company sells metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names "Metal Building Components," "American Building Components" and "MBCI." Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names "Doors & Building Components" or "DBCI." These components also are produced for integration into self storage and metal building systems sold by the Company.

         The Company markets its components products within four product lines:
(i) commercial/industrial; (ii) architectural; (iii) wood frame builders; and
(iv) residential. Customers include regional metal building systems manufacturers, general contractors, subcontractors, roofing installers, architects and end-users. Commercial and industrial businesses are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are growing in importance. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, the Company believes that architects are participating in metal building design and purchase decisions to a greater extent. Wood frame builders also purchase the Company's metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings. Residential customers are generally contractors building upscale homes that require an architect-specified product.

         The Company's metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of the Company's customers requires extensive knowledge of local business conditions.

         The Company provides its customers with product catalogs tailored to its product lines, which include product specifications and suggested list prices. Certain of the Company's catalogs are available on-line through the Internet, which enables architects and other customers to download drawings for use in developing project specifications. Customers place orders via telephone or facsimile to a sales coordinator at the regional office who enters it onto a standard order form. The form is then sent via computer to the plant and downloaded automatically to the production machines.

         The Company has a small number of national accounts for its coating and painting products and services and relies on a single sales manager. The Company's metal coating joint venture has an independent sales force.

         Metal Building Systems. The Company sells metal building systems to builders nationwide under the brand names "Metallic Buildings," "A&S Buildings" and "Mesco." The Company markets metal building systems through an in-house sales force to authorized builder networks of over 1,200 builders. The Company markets metal building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using an in-house sales force. The Company also sells metal building systems under the name "All American Systems" and various private labels.

         The Company's authorized builder networks consist of independent general contractors which market the Company's Metallic Buildings, A&S Buildings and Mesco products to end users. Most of the Company's sales of metal building systems outside of Texas and surrounding states are through its authorized builder networks. The Company relies upon maintaining a satisfactory business relationship for the continued receipt of job orders from its authorized builders and does not consider the builder agreements to be material to its business. During fiscal 1998, the Company's largest customer for metal building systems accounted for less than 2% of the Company's total sales.

         The Company enters into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market the Company's products in a specified territory and which is cancelable by either party on 60 days notice. The agreements do not prohibit the builder from marketing metal building systems of other manufacturers. The Company establishes an annual sales goal for each builder and provides to the builder sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. The Company also defrays a portion of the builder's advertising costs and provides volume purchasing and other pricing incentives to encourage them to deal exclusively or principally with the Company. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end user to erect a metal building system on the customer's site and provide general contracting and other services ancillary to the completion of the project. The Company sells its products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

MANUFACTURE AND DESIGN

         Metal Components. The Company operates 37 facilities used for manufacturing of metal components for the building industry, including its metal coating and painting operations. The Company believes this broad geographic penetration gives it an advantage over its components competitors because major elements of a customer's decision are the speed and cost of delivery from the manufacturing facility to the product's ultimate destination. With the exception of the Company's architectural and standing seam products, the Company is not involved in the design process for the components it manufactures. The Company also owns a fleet of trucks to deliver its products to its customers in a more timely manner than most of its competitors.

         The Company's doors, interior partitions and other related panels and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. The products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. Orders are processed at the Georgia plant and sent to the appropriate plant, which is generally determined in a manner to obtain the lowest shipping cost.

         Metal Coating and Painting. The Company operates two metal coating and painting facilities for hot rolled, medium gauge steel coils and two metal coating and painting facilities for painting light gauge steel coils. These facilities primarily service the needs of the Company, but the Company also processes steel coils at these facilities for other manufacturers. Metal coating and painting processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum, giving the coils a baked-on finish that both protects the metal and makes it more attractive. Initially, various metal substrates in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services can also be performed on the coated metal prior to shipping pursuant to customer specifications. Hot roll steel coils typically are used in the production of secondary structural framing of metal buildings and other structure applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures and appliances. The Company's metal coating operation is one of only two metal coaters in the United States to receive the Supplier Excellence Award from Bethlehem Steel Corporation.

         The Company is a joint venture partner in two metal coating operations. The Company owns 50% of an existing metal coating joint venture with a processing plant in Jackson, Mississippi for painting light gauge steel coils. The Company also owns 50% of a new joint venture, which has acquired land in Granite City, Illinois and is building a hot rolled coil coating facility that is expected to commence operations in early 1999. The new facility will be used to slit and coat hot rolled coils of medium gauge steel for use in manufacturing purlins and girts. The Company has agreed to purchase a substantial portion of its production requirements for that product from the new joint venture.

         Metal Building Systems. After the Company receives an order, the Company's engineers design the metal building system to meet the customer's requirements and to satisfy applicable building codes and zoning requirements. In order to expedite this process, the Company uses computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the metal building system. The Company employs approximately 185 engineers and draftsmen in this area.

         Once the specifications and designs of the customer's project have been finalized, the manufacturing process of frames and other building systems begins at one of the Company's six manufacturing facilities in Texas, Georgia, South Carolina or Tennessee or its joint venture facility in Mexico. The fabrication of the primary structural framing consists of a process in which rigid steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at the Company's full manufacturing facilities as well as its components plants. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls which form the steel into various profiles of medium-gauge structural shapes and light-gauge sheets and panels.

         Once manufactured, structural framing members and covering systems are shipped to the job site for assembly. The Company generally is not responsible for any on-site construction. The time elapsed between the Company's receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

         The Company owns 51% of a joint venture, which began operation of a framing facility in Monterrey, Mexico in July 1997. The Company purchases substantially all of the framing systems produced by the Mexico joint venture.

RAW MATERIALS

         The principal raw material used in the manufacture of the Company's metal building systems and component products is steel. Components are fabricated from common steel products produced by mills including bars, plates, sheets and galvanized sheets. During the 1998 fiscal year, the Company purchased an aggregate of approximately 80% of its steel requirements from National Steel Corporation and Bethlehem Steel Corporation. No other steel supplier accounted for more than 10% of the combined steel purchases for the same period. The Company believes concentration of its steel purchases among a small group of suppliers that have mills and warehouse facilities in close proximity to the Company's facilities enables it, as a large customer of those suppliers, to obtain better service and delivery. These suppliers generally maintain an inventory of the types of materials required by the Company, enabling the Company to utilize a form of "just-in-time" inventory management with regard to raw materials.

         The Company does not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of its principal domestic suppliers could have a material adverse effect on the Company's operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

BACKLOG

         At October 31, 1998, the total backlog for orders for the Company's products believed by the Company to be firm was $137 million. This compares with a total backlog for NCI's products of $110 million at October 31, 1997 and for MBCI's products of $16.1 million at December 31, 1997. The increases in backlog reflect the results of the marketing activities of the Company and market demand. Backlog primarily consists of metal building systems. Job orders generally are cancelable by customers at any time for any reason and, occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 1998 currently is scheduled to extend beyond October 31, 1999.

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

COMPETITION

         The Company competes with a number of other manufacturers of metal components and metal building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although the Company believes that at least four other manufacturers of metal building systems and several manufacturers of metal components have nationwide coverage. In addition, the Company and other manufacturers of metal components and metal building systems compete with alternative methods of building construction, which may be perceived as more traditional, more aesthetically pleasing or having other advantages. Competition is based primarily on price, speed of construction, quality of builder/dealer networks, the ability to provide added value in the design and engineering of buildings and, among manufacturers of metal components and metal building systems, service, quality and delivery times.

REGULATORY MATTERS

         The Company's operations are subject to a wide variety of federal, state and local laws and regulations governing, among other things, emissions to air, discharges to waters, the generation, handling, storage, transportation, treatment, and disposal of hazardous substances and other materials and health and safety matters. Laws protecting the environment generally have become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations generally impose "strict liability," which means that in some situations the Company could be exposed to liability for cleanup costs, and "toxic tort" or other damages as a result of conduct that was lawful at the time it occurred or conduct of, or conditions caused by, prior operators or other third parties, regardless of fault on the part of the Company. The Company believes it is in substantial compliance with all environmental standards applicable to its operations. There can be no assurance, however, that cleanup costs, natural resource damages, criminal sanctions, "toxic tort" or other damages arising as a result of environmental laws and costs associated with complying with changes in environmental laws and regulations will not be substantial and will not have a material adverse effect on the Company's financial condition. From time to time, claims have been made against the Company under environmental laws. The Company has insurance coverage for certain environmental claims and certain locations after payment of the applicable deductible. The Company does not anticipate material capital expenditures to meet current environmental quality control standards. There can be no assurance that more stringent regulatory standards will not be established that might require such expenditures.

         The Company is also subject to federal, state and local laws and regulations governing occupational safety and health, including review by the federal Occupational Health and Safety Administration and similar state agencies. The Company believes it is in substantial compliance with applicable laws and regulations, and compliance does not have a material adverse affect on the Company's business.

         The metal building systems manufactured by the Company must meet zoning and building code requirements promulgated by local governmental agencies.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         The Company has a number of United States patents and pending patent applications, including patents relating to metal roofing systems and metal overhead doors. The Company does not, however, consider patent protection to be a material competitive factor in its industry. The Company also has several registered trademarks and pending registrations in the United States. EMPLOYEES

         As of October 31, 1998, the Company had approximately 3,700 employees, of whom over 2,700 were manufacturing and engineering personnel. The Company regards its employee relations as satisfactory.

         The Company's employees are not represented by a labor union or collective bargaining agreement, although the United Steel Workers of America petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees of the Company's Tallapoosa, Georgia facility. An election for that purpose was held in January 1996 and the union lost the election to be recognized as the collective bargaining representative of such employees. Similar elections were held at the Company's Mattoon, Illinois facility in November 1997 and the Rancho Cucamongo, California facility in August 1998, and the United Steel Workers of America lost those elections.

ITEM 2.  PROPERTIES.

         The Company conducts manufacturing operations at the following facilities:

                                                                                Square            Owned
Facility                            Products                                     Feet           or Leased
--------                            --------                                    ------          ---------
Chandler, Arizona                   Doors and related metal components          35,000           Leased
Tomlinson, Arizona                  Metal components(1)                         65,980           Owned
Atwater, California                 Metal components(2)                         85,700           Owned
Rancho Cucamonga, California        Metal coating and painting                  98,000           Owned
Tampa, Florida                      Metal components(3)                         28,775           Owned

                                                                               Square             Owned
Facility                            Products                                    Feet            or Leased
--------                            --------                                   -------          ---------
Adel, Georgia                       Metal components(1)                         59,550           Owned
Douglasville, Georgia               Metal components(4)                        110,536           Owned
Douglasville, Georgia               Doors and related metal components          60,000           Owned
Marietta, Georgia                   Metal coating and painting                 125,700           Owned
Tallapoosa, Georgia                 Metal building systems(5)                  246,000           Leased
                                    Metal components
Nampa, Idaho                        Metal components(6)                         42,900           Owned
Mattoon, Illinois                   Metal components(2)                         90,600           Owned
Shelbyville, Indiana                Metal components(6)                         66,450           Owned
Nicholasville, Kentucky             Metal components(7)                         41,280           Owned
Monterrey, Mexico(8)                Metal building systems(9)                   64,125           Owned
Jackson, Mississippi                Metal components(2)                         96,000           Owned
Jackson, Mississippi(10)            Metal coating and painting                 363,200           Owned
Omaha, Nebraska                     Metal components(7)                         51,750           Owned
Hobbs, New Mexico(11)               Metal components(2)                         60,800           Leased
Rome, New York                      Metal components(6)                         57,700           Owned
Oklahoma City, Oklahoma             Metal components(1)                         59,695           Owned
Chester, South Carolina             Metal building systems(5)                  124,000           Owned
                                    Metal components
Caryville, Tennessee                Metal building systems(5)                  193,800           Owned
                                    Metal components
Memphis, Tennessee                  Metal coating and painting                  61,500           Owned
Nesbitt, Tennessee                  Metal components(1)                         71,720           Owned
Ennis, Texas                        Metal components and studs                  33,000           Owned
Grand Prairie, Texas                Metal components(1)                         48,027           Owned
Houston, Texas                      Metal components                            97,000           Owned
Houston, Texas                      Metal components(4)                        209,355           Owned
Houston, Texas                      Metal coating and painting                  39,550           Owned
Houston, Texas(12)                  Metal building systems(5)                  382,000           Owned
                                    Metal components
                                    Doors
Lubbock, Texas                      Metal components(1)(7)                      64,320           Owned
San Antonio, Texas                  Metal components(6)                         52,360           Owned
Southlake, Texas                    Metal building systems(5)                  123,000           Owned
                                    Metal components
Stafford, Texas                     Metal components                           105,000           Leased
Stafford, Texas(11)                 Metal components                            56,840           Leased
Salt Lake City, Utah                Metal components(1)                         93,150           Owned
Colonial Heights, Virginia          Metal components(1)                         37,000           Owned

----------

(1)      Secondary structures and covering systems.
(2)      Includes secondary structures and covering systems.
(3)      Covering products.
(4) Full components product range. Includes 18,000 square feet used for the principal offices of the metal components and metal coaters divisions.
(5)      Primary structures, secondary structures and covering systems.
(6)      Covering systems.
(7)      Specialized products.
(8) The Company owns a 51% interest in a joint venture that owns this facility.
(9)      Primary structures.
(10) The Company owns a 50% interest in a joint venture that owns this facility.
(11)     Currently targeted for closure by the end of 1999.
(12) Includes 33,600 square feet used for the Company's principal executive offices and the principal offices of the metal buildings division.

         The Company also maintains several drafting office facilities and retail locations in various states. These additional facilities are subject to short-term leases. The Company has a facility in Jemison, Alabama that will be sold in early 1999.

         The Company believes that its present facilities are adequate for its current and projected operations.

         The Company has purchased approximately five acres of land in Houston, Texas upon which it plans to construct a new 60,000 square foot facility that will be used as the Company's principal executive offices and the principal offices of the metal buildings, metal components and metal coaters divisions.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in various legal proceedings that the Company considers to be in the normal course of business. Management believes that such litigation will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders, bottom of page 31, regarding the market for the common stock of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders, top of page 1.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from the following portions of the Company's 1998 Annual Report to Shareholders:
Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 28 through 30.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated by reference from the Company's 1998 Annual Report to Shareholders, page 30.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in the Company's 1998 Annual Report to Shareholders.

                                                                 Pages of
                                                               Annual Report
                                                              to Shareholders
                                                              ---------------
         Selected Quarterly Financial Data                           31

         Consolidated statements of income for
         each of the three years in the period
         ended October 31, 1998                                      18

         Consolidated balance sheets at
         October 31, 1998 and 1997                                   19

         Consolidated statements of shareholders'
         equity for each of the three years in the
         period ended October 31, 1998                               20

         Consolidated statements of cash flows
         for each of the three years in the
         period ended October 31, 1998                               21

         Notes to consolidated financial statements               22-26

         Report of independent auditors                              27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of the Company's definitive proxy statement for its annual meeting of shareholders to be held on March 17, 1999.

                                                                 Pages of
                                                              Proxy Statement
                                                              ---------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.           3-7

ITEM 11. EXECUTIVE COMPENSATION.                                    8-15

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.                                     1-3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.             17

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

         3.    Exhibits.

         3.1   Restated Certificate of Incorporation of the Company (filed as
               Exhibit 3.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

         3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 2.4 to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on July 20, 1998 and incorporated by reference herein)

        *3.5 Certificate of Amendment to Restated Certificate of Incorporation of the Company

         3.6 Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit 3.2 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on July 20, 1998 and incorporated by reference herein)

         4.2 Stock Registration Agreement, dated April 10, 1989, between the Company and Equus II Incorporated, formerly Equus Investments II, L.P. (filed as Exhibit 4.2 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

        *4.3 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among the Company, NationsBank, N.A. (as successor in interest to NationsBank of Texas, N.A.), as administrative agent ("NationsBank"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, Swiss Bank Corporation, as documentation agent ("Swiss Bank"), and the several lenders named therein

        *4.4 First Amendment to Credit Agreement, dated May 1, 1998, among the Company, NationsBank, Swiss Bank and the parties named therein

        *4.5 Second Amendment to Credit Agreement, dated May 5, 1998, among the Company, NationsBank, Swiss Bank and the parties named therein

        *4.6 Master Assignment and Acceptance, dated as of May 6, 1998, among NationsBank, Swiss Bank and the several lenders named therein

        *4.7 Facility A Notes (Revolving Credit), dated May 6, 1998, of the Company in favor of lenders named therein

        *4.8 Facility B Notes (Term Loan), dated May 6, 1998, of the Company in favor of lenders named therein

        *4.9 Facility C Notes (364-day Revolving Facility), dated May 6, 1998, of the Company in favor of lenders named therein

        *4.10 Guaranty, dated May 1, 1998, between NationsBank and A&S Building Systems, L.P.

        *4.11 Guaranty, dated May 1, 1998, between NationsBank and NCI Building Systems, L.P.

        *4.12 Guaranty, dated May 1, 1998, between NationsBank and NCI Holding Corp.

        *4.13 Guaranty, dated May 1, 1998, between NationsBank and NCI Operating Corp.

        *4.14 Guaranty, dated May 1, 1998, between NationsBank and Metal Building Components Holding, Inc.

        *4.15 Guaranty, dated May 1, 1998, between NationsBank and Metal Coaters Holding, Inc.

        *4.16 Guaranty, dated May 1, 1998, between NationsBank and Metal Building Components, L.P. (formerly MBCI Operating, L.P.)

        *4.17 Guaranty, dated May 1, 1998, between NationsBank and Metal Coaters Operating, L.P.

        *4.18 Guaranty, dated May 13, 1998, between NationsBank and Metal Coaters of California, Inc.

        *4.19 Pledge Agreement, dated May 1, 1998, between the Company and NationsBank

        *4.20 Pledge Agreement, dated May 1, 1998, between NCI Holding Corp. and NationsBank

        *4.21 Pledge Agreement, dated May 13, 1998, between the Metal Coaters Holding, Inc. and NationsBank

        *4.22 Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and NationsBank

        *4.23 Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and NationsBank

        *4.24 Assignment of Partnership Interests, dated May 1, 1998, between Metal Building Components Holding, Inc. and NationsBank

        *4.25 Assignment of Partnership Interests, dated May 1, 1998, between Metal Coaters Holding, Inc. and NationsBank

        *4.26 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of the Company

        *4.27 Note Pledge Agreement, dated May 5, 1998, between the Company and NationsBank

         4.28 Loan Agreement "A," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit 4.11 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         4.29 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by the Company (filed as Exhibit
               4.12 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         4.30 Loan Agreement "B," dated September 1, 1991, between the City of Mattoon and the Company (filed as Exhibit 4.13 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         4.31 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by the Company (filed as Exhibit
               4.14 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         4.32 Stock Retention and Registration Agreement, dated November 13, 1995, by and between the Company, Doors & Building Components, Inc., and David B. Curtis (filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, and incorporated by reference herein)

         4.33 7% Convertible Subordinated Debenture dated April 1, 1996, Due April 1, 2001, between NCI Building Systems, Inc. and John T. Eubanks (filed as Exhibit 4.15 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, and incorporated by reference herein)

         4.34 Rights Agreement, dated June 24, 1998, between the Company and Harris Trust and Savings Bank (filed as Exhibit 2 to the Company's registration statement on Form 8-A and incorporated by reference herein)

         10.1 Employment Agreement, dated April 10, 1989, between the Company and Johnie Schulte, Jr. (filed as Exhibit 10.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         10.2 Amendment to Employment Agreement, dated February 21, 1992, between the Company and Johnie Schulte, Jr. (filed as Exhibit
               10.1.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

        *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998

        *10.4 Amended and Restated Nonqualified Stock Option Plan, as amended and restated on December 12, 1996

         10.5 Form of Employee Stock Option Agreement (filed as Exhibit 4.3 to the Company's registration statement no. 33-52080 and incorporated by reference herein)

         10.6 Form of Director Stock Option Agreement (filed as Exhibit 4.4 to the Company's registration statement no. 33-52080 and incorporated by reference herein)

         10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52078 and incorporated by reference herein)

         10.8 Form of Metallic Builder Agreement (filed as Exhibit 10.10 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

         10.9 Form of A&S Builder Agreement (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

         10.10 Purchase Agreement, dated September 7, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

         10.11 Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

         10.12 Form of Mesco Metal Buildings Agreement (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

         10.13 Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc., David B. Curtis, DBCI Acquisition Corp. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated November 13, 1995 and incorporated by reference herein)

         10.14 Asset Purchase Agreement, dated April 1, 1996, by and among Anderson Industries, Inc., Charles W. Anderson, Thomas L. Anderson, Jr., John T. Eubanks, Robert K. Landon, NCI Building Systems, L.P. and the Company (filed as Exhibit 2 to the Company's Current Report on Form 8-K dated April 1, 1996 and incorporated by reference herein).

         10.15 Employment Agreement, dated April 1, 1996, between the Company and John T. Eubanks (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated by reference herein)

         10.16 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and the Company, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

         10.17 Letter Agreement, dated May 4, 1998, by and among the Company, BTR Australia Limited and BTR plc, amending the Stock Purchase Agreement (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

        *13 1998 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

        *21    List of Subsidiaries

        *23    Consent of Ernst & Young LLP

        *27    Financial Data Schedule

----------

*  Filed herewith

         (b) Reports on Form 8-K.

             (i) The Company's Current Report on Form 8-K dated May 4, 1998, and filed with the Commission on May 19, 1998, with respect to the MBCI Acquisition, as amended by Current Report on Form 8-K/A filed with the Commission on July 20, 1998, and Current Report on Form 8-K/A, Amendment No. 2, filed with the Commission on August 5, 1998 and Current Report on Form 8-K/A, Amendment No. 3, filed with the Commission on August 25, 1998.

             (ii) The Company's Current Report on Form 8-K dated and filed with the Commission on August 21, 1998, with respect to the Company's audited consolidated financial statements.


"This Annual Report contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations."

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of January, 1999.

                                NCI BUILDING SYSTEMS, INC.

                                By: /s/ Johnie Schulte, Jr.
                                    --------------------------------------------
                                    Johnie Schulte, Jr., Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of January, 1999.

             Name                                           Title
             ----                                           -----
/s/ Johnie Schulte, Jr.                     Chief Executive Officer and Director
------------------------------------        (principal executive officer)
Johnie Schulte, Jr.

/s/ Robert J. Medlock                       Executive Vice President and Chief Financial Officer
------------------------------------        (principal accounting and financial officer)
Robert J. Medlock

/s/ Thomas C. Arnett                        Director
------------------------------------
Thomas C. Arnett

/s/ William D. Breedlove                    Director
------------------------------------
William D. Breedlove

/s/ Gary L. Forbes                          Director
------------------------------------
Gary L. Forbes

/s/ A.R. Ginn                               Director
------------------------------------
A.R. Ginn

/s/ Leonard F. George                       Director
------------------------------------
Leonard F. George

/s/ Kenneth W. Maddox                       Director
------------------------------------
Kenneth W. Maddox

                                            Director
------------------------------------
Robert N. McDonald

/s/ C.A. Rundell, Jr.                       Director
------------------------------------
C. A. Rundell, Jr.

/s/ Daniel D. Zabcik                        Director
------------------------------------
Daniel D. Zabcik

                           NCI BUILDING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


===========================================================================================================
                                    Balance at           Additions                              Balance
                                    Beginning         Charged to Costs                          at End
         Description                of Period           and Expenses      Deductions(1)        of Period
-----------------------------------------------------------------------------------------------------------
Year ended October 31, 1998:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges.......   $1,498,000           $2,625,000        $1,802,000          $2,321,000
-----------------------------------------------------------------------------------------------------------
Year ended October 31, 1997:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges.......   $1,629,000           $1,223,000        $1,354,000          $1,498,000
-----------------------------------------------------------------------------------------------------------
Year ended October 31, 1996:
  Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
  accounts and backcharges.......   $1,340,000          $   681,000       $   392,000          $1,629,000
===========================================================================================================

----------

(1)  Uncollectible accounts, net of recoveries.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  3.1          Restated Certificate of Incorporation of the Company (filed as
               Exhibit 3.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  3.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  3.3 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 3.3 to the Company's Annual
               Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

  3.4 Certificate of Amendment to Restated Certificate of Incorporation of the Company (filed as Exhibit 2.4 to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on July 20, 1998 and incorporated by reference herein)

 *3.5 Certificate of Amendment to Restated Certificate of Incorporation of the Company

  3.6 Amended and Restated By-Laws of the Company, as amended through February 5, 1992 (filed as Exhibit 3.2 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  4.1          Form of certificate representing shares of Company's common stock
               (filed as Exhibit 1 to the Company's registration statement on Form 8-A filed with the Securities and Exchange Commission on July 20, 1998 and incorporated by reference herein)

  4.2          Stock Registration Agreement, dated April 10, 1989, between the
               Company and Equus II Incorporated, formerly Equus Investments II,
               L.P. (filed as Exhibit 4.2 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

 *4.3 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among the Company, NationsBank, N.A. (as successor in interest to NationsBank of Texas, N.A.), as administrative agent
               ("NationsBank"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, Swiss Bank Corporation, as documentation agent ("Swiss Bank"), and the several lenders named therein

 *4.4          First Amendment to Credit Agreement, dated May 1, 1998, among the
               Company, NationsBank, Swiss Bank and the parties named therein

 *4.5 Second Amendment to Credit Agreement, dated May 5, 1998, among the Company, NationsBank, Swiss Bank and the parties named therein

 *4.6          Master Assignment and Acceptance, dated as of May 6, 1998, among
               NationsBank, Swiss Bank and the several lenders named therein

 *4.7          Facility A Notes (Revolving Credit), dated May 6, 1998, of the
               Company in favor of lenders named therein

 *4.8 Facility B Notes (Term Loan), dated May 6, 1998, of the Company in favor of lenders named therein

 *4.9 Facility C Notes (364-day Revolving Facility), dated May 6, 1998, of the Company in favor of lenders named therein

 *4.10         Guaranty, dated May 1, 1998, between NationsBank and A&S Building
               Systems, L.P.

 *4.11         Guaranty, dated May 1, 1998, between NationsBank and NCI Building
               Systems, L.P.

 *4.12         Guaranty, dated May 1, 1998, between NationsBank and NCI Holding
               Corp.

 *4.13         Guaranty, dated May 1, 1998, between NationsBank and NCI
               Operating Corp.

 *4.14         Guaranty, dated May 1, 1998, between NationsBank and Metal
               Building Components Holding, Inc.

 *4.15         Guaranty, dated May 1, 1998, between NationsBank and Metal
               Coaters Holding, Inc.

 *4.16         Guaranty, dated May 1, 1998, between NationsBank and Metal
               Building Components, L.P. (formerly MBCI Operating, L.P.)

 *4.17         Guaranty, dated May 1, 1998, between NationsBank and Metal
               Coaters Operating, L.P.

 *4.18         Guaranty, dated May 13, 1998, between NationsBank and Metal
               Coaters of California, Inc.

 *4.19         Pledge Agreement, dated May 1, 1998, between the Company and
               NationsBank

 *4.20         Pledge Agreement, dated May 1, 1998, between NCI Holding Corp.
               and NationsBank

 *4.21         Pledge Agreement, dated May 13, 1998, between the Metal Coaters
               Holding, Inc. and NationsBank

 *4.22         Assignment of Partnership Interests, dated May 1, 1998, between
               NCI Operating Corp. and NationsBank

 *4.23         Assignment of Partnership Interests, dated May 1, 1998, between
               NCI Holding Corp. and NationsBank

 *4.24         Assignment of Partnership Interests, dated May 1, 1998, between
               Metal Building Components Holding, Inc. and NationsBank

 *4.25         Assignment of Partnership Interests, dated May 1, 1998, between
               Metal Coaters Holding, Inc. and NationsBank

 *4.26 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of the Company

 *4.27         Note Pledge Agreement, dated May 5, 1998, between the Company and
               NationsBank

  4.28         Loan Agreement "A," dated September 1, 1991, between the City of
               Mattoon and the Company (filed as Exhibit 4.11 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  4.29 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by the Company (filed as Exhibit
               4.12 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  4.30         Loan Agreement "B," dated September 1, 1991, between the City of
               Mattoon and the Company (filed as Exhibit 4.13 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  4.31 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by the Company (filed as Exhibit
               4.14 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  4.32         Stock Retention and Registration Agreement, dated November 13,
               1995, by and between the Company, Doors & Building Components,
               Inc., and David B. Curtis (filed as Exhibit 4.14 to the Company's
               Annual Report on Form 10-K for the fiscal year ended October 31, 1995, and incorporated by reference herein)

  4.33         7% Convertible Subordinated Debenture dated April 1, 1996, Due
               April 1, 2001, between NCI Building Systems, Inc. and John T.
               Eubanks (filed as Exhibit 4.15 to the Company's Annual Report on
               Form 10-K for the fiscal year ended October 31, 1996, and incorporated by reference herein)

  4.34         Rights Agreement, dated June 24, 1998, between the Company and
               Harris Trust and Savings Bank (filed as Exhibit 2 to the
               Company's registration statement on Form 8-A and incorporated by reference herein)

  10.1 Employment Agreement, dated April 10, 1989, between the Company and Johnie Schulte, Jr. (filed as Exhibit 10.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

  10.2 Amendment to Employment Agreement, dated February 21, 1992, between the Company and Johnie Schulte, Jr. (filed as Exhibit
               10.1.1 to the Company's registration statement no. 33-45612 and incorporated by reference herein)

 *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998

 *10.4 Amended and Restated Nonqualified Stock Option Plan, as amended and restated on December 12, 1996

  10.5 Form of Employee Stock Option Agreement (filed as Exhibit 4.3 to the Company's registration statement no. 33-52080 and incorporated by reference herein)

  10.6 Form of Director Stock Option Agreement (filed as Exhibit 4.4 to the Company's registration statement no. 33-52080 and incorporated by reference herein)

  10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to the Company's registration statement no. 33-52078 and incorporated by reference herein)

  10.8         Form of Metallic Builder Agreement (filed as Exhibit 10.10 to the
               Company's registration statement no. 33-45612 and incorporated by reference herein)

  10.9         Form of A&S Builder Agreement (filed as Exhibit 10.17 to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               October 31, 1992 and incorporated by reference herein)

  10.10        Purchase Agreement, dated September 7, 1994, between NCI Building
               Systems, L.P., Ellis Building Components, Inc., Tony Ellis and
               Ronald Ellis (filed as Exhibit 2.1 to the Company's Current
               Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

  10.11        Amendment to Purchase Agreement, dated October 14, 1994, between
               NCI Building Systems, L.P., Ellis Building Components, Inc., Tony
               Ellis and Ronald Ellis (filed as Exhibit 2.2 to the Company's
               Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

  10.12 Form of Mesco Metal Buildings Agreement (filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

  10.13        Asset Purchase Agreement, dated October 13, 1995, by and among
               Doors & Building Components, Inc., David B. Curtis, DBCI
               Acquisition Corp. and the Company (filed as Exhibit 2 to the
               Company's Current Report on Form 8-K dated November 13, 1995 and incorporated by reference herein)

  10.14        Asset Purchase Agreement, dated April 1, 1996, by and among
               Anderson Industries, Inc., Charles W. Anderson, Thomas L.
               Anderson, Jr., John T. Eubanks, Robert K. Landon, NCI Building
               Systems, L.P. and the Company (filed as Exhibit 2 to the
               Company's Current Report on Form 8-K dated April 1, 1996 and incorporated by reference herein).

  10.15 Employment Agreement, dated April 1, 1996, between the Company and John T. Eubanks (filed as Exhibit 10.19 to the Company's
               Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated by reference herein)

  10.16        Stock Purchase Agreement, dated March 25, 1998, by and among BTR
               Australia Limited and the Company, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to the Company's
               Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

  10.17        Letter Agreement, dated May 4, 1998, by and among the Company,
               BTR Australia Limited and BTR plc, amending the Stock Purchase
               Agreement (filed as Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

 *13 1998 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

 *21           List of Subsidiaries

 *23           Consent of Ernst & Young LLP

 *27           Financial Data Schedule

----------

*  Filed herewith