Form 10-K405/A
period 1998-10-31
NCI BUILDING SYSTEMS INC
filed 1999-02-10
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

           Metal Components. With a market share at least twice that of its largest competitor, the Company is the largest domestic supplier of metal components to the nonresidential building industry. The Company designs, manufactures, sells and distributes one of the widest selections of metal roof and wall systems, overhead doors, fascia, mansard and various trim accessories for commercial, industrial, architectural, agricultural and residential construction and repair and retrofit uses. The Company is also one of the largest independent providers of hot roll and light gauge metal coil coating and painting services and products. The Company coats and paints hot roll coil metal for use in its own metal components manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by third parties. The Company markets its metal components products and coating and painting services nationwide primarily through a direct sales force under several brand names, including "Metal Building Components," "American Building Components," "DBCI," "MBCI," "Metal Coaters," "Metal-Prep" and "DOUBLECOTE." The Company's sales of metal components and coating and painting services were $411.2 million, or 60.9% of total sales, for the fiscal year ended October 31, 1998.

           Metal Building Systems. The Company is one of the largest domestic suppliers of metal building systems. The Company designs, manufactures and markets metal building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community service and residential uses. The Company markets these systems nationwide through authorized builder networks totaling over 1,200 builders and a direct sales force under several brand names, including "Metallic Buildings," "Mid-West Steel Buildings," "A & S Buildings," "All American Systems," "Steel Systems" and "Mesco." The Company's sales of metal building systems were $264.1 million, or 39.1% of total sales, for the fiscal year ended October 31, 1998.

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

PRODUCTS AND MARKETS

           The Company's product lines consist of metal components for the building industry and metal building systems. The Company's sales, respectively, for the periods indicated attributable to these product lines were approximately as follows:

                                                             YEAR ENDED OCTOBER 31,
                                 ------------------------------------------------------------------------------
                                      1994            1995             1996            1997             1998
                                   ----------      ----------       ----------      ----------       ---------
                                                                (IN MILLIONS)
Metal building systems.........  $126.7   75.5%  $173.9   74.3%   $213.0   64.0%  $246.6   60.5%   $264.1  39.1%
Metal components...............    41.1   24.5%    60.3   25.7%    119.9   36.0%   161.2   39.5%    411.2  60.9%
                                 ------   ----   ------   ----    ------   ----   ------   ----    ------  ----
Total revenues.................  $167.8    100%  $234.2    100%   $332.9    100%  $407.8    100%   $675.3   100%
                                 ======   ====   ======   ====    ======   ====   ======   ====    ======  ====

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 1999.

                                 NCI BUILDING SYSTEMS, INC.



                                 By: /s/ Robert J. Medlock
                                     ------------------------------------------
                                     Robert J. Medlock, Executive Vice Chief
                                      Financial Officer