Form 10-Q
period 1999-01-31
NCI BUILDING SYSTEMS INC
filed 1999-03-17
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  January 31, 1999
                       -----------------

COMMISSION FILE NUMBER:  1-14315
                        --------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                          76-0127701
--------------------------------------                --------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

             7301 Fairview
              Houston, TX                                       77041
----------------------------------------              --------------------------
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

Common Stock, $.01 Par Value--18,363,310 shares as of January 31, 1999
----------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.
                                      INDEX


PART 1.  FINANCIAL STATEMENTS                                                                  PAGE NO.
                                                                                               --------
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)


                  Consolidated balance sheets                                                    1
                  January 31, 1999 and October 31, 1998

                  Consolidated statements of income                                              2
                  Three months ended January 31, 1999 and 1998

                  Condensed consolidated statements of cash flows                                3
                  Three months ended January 31, 1999 and 1998

                  Notes to consolidated financial                                                4
                  statements January 31, 1999


ITEM 2.           Management's Discussion and Analysis of  Financial                             7
                  Condition and Results of Operations

PART 2.  OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                              10

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         January 31,  October 31,
                                                                            1999         1998
                                                                         ----------   ----------
                                                                        (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                      $    4,687   $    4,599
          Accounts receivable, net                                           89,836       99,261
          Inventories                                                        89,058       78,001
          Deferred income taxes                                               6,867        6,495
          Prepaid expenses                                                    4,899        4,214
                                                                         ----------   ----------


          Total current assets                                              195,347      192,570

          Property, plant and equipment, net                                186,318      179,500
                                                                         ----------   ----------


          Other assets:
            Excess of costs over fair value of acquired net assets          404,548      413,288
            Other assets, primarily investment in                            39,678       38,179
               joint ventures
                                                                         ==========   ==========

          Total assets                                                   $  825,891   $  823,537
                                                                         ==========   ==========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long term debt                              $   31,297   $   31,297
          Accounts payable                                                   60,422       62,694
          Accrued compensation and benefits                                   7,629       16,261
          Other accrued expenses                                             24,119       23,925
                                                                         ----------   ----------


          Total current liabilities                                         123,467      134,177
                                                                         ----------   ----------


Long-term debt, noncurrent portion                                          445,364      444,477
Deferred income taxes                                                        21,389       21,271
                                                                         ----------   ----------


Shareholders' equity:
          Common stock                                                          184          181
          Additional paid in capital                                         94,120       89,489
          Retained earnings                                                 141,367      133,942
                                                                         ----------   ----------


          Total shareholders' equity                                        235,671      223,612
                                                                         ==========   ==========


Total liabilities and shareholders' equity                               $  825,891   $  823,537
                                                                         ==========   ==========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three months ended
                                                     January 31,
                                                   1999         1998
                                                ---------    ---------

Sales                                           $ 214,347    $  97,323

Cost of sales                                     160,070       71,886
                                                ---------    ---------

Gross profit                                       54,277       25,437


Operating expenses                                 32,070       16,641
                                                ---------    ---------

Income from operations                             22,207        8,796

Interest expense                                    9,751           47
Other (income) expense                               (670)        (699)
Joint venture (income) expense                        (20)        --
                                                ---------    ---------

Income before income taxes                         13,146        9,448

Provision for income taxes                          5,721        3,396
                                                ---------    ---------

Net income                                      $   7,425    $   6,052
                                                =========    =========


Net income per share - basic                    $     .41    $     .37
                                                =========    =========


Net income per share - diluted                  $     .39    $     .35
                                                =========    =========



See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three months ended
                                                                        January 31,
                                                                      1999         1998
                                                                    ---------    ---------

Net income                                                          $   7,425    $   6,052

Adjustments to reconcile net income to net cash provided by

      operating activities:

      Depreciation and amortization                                     7,034        2,205

      (Gain) loss on sale of fixed assets                                  54         --

      Provision for doubtful accounts                                     985          282

      Deferred income tax provision                                      (254)         (15)

      Changes in working capital:

          Current assets                                               (3,301)       1,820

          Current liabilities                                          (2,105)      (9,168)
                                                                    ---------    ---------

Net cash provided by operating activities                           $   9,838    $   1,176


Cash flows from investing activities:

      Purchase of property, plant and equipment                       (11,165)      (2,135)

      Other                                                                (1)        (646)
                                                                    ---------    ---------

Net cash used in investing activities                                 (11,166)      (2,781)
                                                                    ---------    ---------


Cash flows from financing activities:

         Proceeds from stock options exercise                             529          165

         Borrowings on line of credit and notes                        77,500         --

         Principal payments on long-term debt, line of credit
         and notes payable                                            (76,613)         (13)
                                                                    ---------    ---------

Net cash provided by financing activities                               1,416          152
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                $      88    $  (1,453)
                                                                    =========    =========



See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999.

             For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

         The components of inventory consist of the following:

                                          January 31,    October 31,
                                             1999           1998
                                           --------       --------

Raw materials                              $ 69,221       $ 55,190
Work in process and finished goods           19,837         22,811
                                           ========       ========
                                           $ 89,058       $ 78,001
                                           ========       ========


                           NCI BUILDING SYSTEMS, INC.


NOTE 3 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                             Three Months Ended
                                                                January 31,
                                                             1999         1998
                                                          ----------   ----------
Net income                                                     7,425        6,052
         Add:  Interest, net of tax on convertible
                 debenture assumed converted                      17           17
                                                          ----------   ----------
                  Adjusted net income                          7,442        6,069

Weighted average common shares outstanding                    18,168       16,325
         Add:  Common stock equivalents
                  Stock option plan                              833          861
                  Convertible debentures                         100          100
                                                          ----------   ----------

Weighted average common shares
               outstanding, assuming dilution                 19,101       17,286
                                                          ==========   ==========

Net income per share - Basic                                     .41          .37
                                                          ==========   ==========

Net income per share - Diluted                            $      .39   $      .35
                                                          ==========   ==========

NCI BUILDING SYSTEMS, INC.

NOTE 4 - ACQUISITION

On May 4, 1998, the Company acquired Metal Building Components, Inc. ("MBCI") through the purchase of all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of the Company's common stock valued at $32.2 million. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The acquisition was accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $389 million, based on the preliminary purchase price allocation, which may be adjusted upon final valuation of certain assets and liabilities. The consolidated results of operations for the first quarter ended January 31,1998 exclude MBCI, since it was acquired after the first quarter.

The unaudited pro forma results presented below for the three months ended January 31, 1998 combine the results of operations for the Company's three months ended January 31, 1998 with MBCI's results for the three months ended December 31, 1997.The unaudited pro forma results of operations are as follows (in thousands, except per share data):

                                       Three Months Ended
                                        January 31, 1998
                                        ----------------

Sales                                      $   208,846

Net income                                 $    10,732

Net income per share - basic               $       .61

Net income per share - diluted             $       .58

NCI BUILDING SYSTEMS, INC.

ITEM 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998

Sales in the first quarter of fiscal 1999 increased by $117.0 million, or 120%, compared to the first quarter of fiscal 1998. Substantially all of this increase resulted from the inclusion of Metal Buildings Components, Inc. ("MBCI"), which was acquired in May 1998, in the first quarter of fiscal 1999.

Gross profit for the first quarter increased $28.8 million, or 113%, compared to the prior years' first quarter. Gross margin percentage declined from 26.1% last year to 25.3% in the current quarter. The increased mix of component sales versus building system sales (resulting primarily from the acquisition of MBCI) accounted for this decline, since component gross margin percentage is lower than building systems. Due to the integration of MBCI's component operations with NCI's component operations after the acquisition, intercompany sales between units and the transfer of operational control of several manufacturing facilities, it is not possible to calculate the separate impact of MBCI on the gross margin percentage of the company.

Operating expenses, which consist of engineering, selling and administrative costs, increased $15.4 million, or 93%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 15.0% compared to 17.1% a year ago. The dollar increase was primarily due to the inclusion of MBCI in the current quarter. As a percentage of sales, operating expenses declined due to the spread of the fixed cost element over the higher sales base and a lower level of operating expenses in component operations as compared to building systems operations.

Interest expense increased by $9.7 million in the current quarter which resulted from the funds borrowed to finance the MBCI acquisition in May, 1998.

Income before income taxes increased by $3.7 million, or 39%, as a result of the increased sales volume, and improved operating expense percentages offset by the increased interest expense for the period. As a percent of sales, income before taxes was 6.1% in the current quarter compared to 9.7% in the same quarter a year ago. The decline was primarily a result of the interest expense incurred in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31,1999, the Company had working capital of $71.7 million compared to $58.4 million at October 31,1998. The increase in working capital resulted primarily from a reduction of current liabilities related to the payment of accrued expenses for the year end incentive payments in the first quarter, a reduction in trade accounts payable and income tax payments made. During the first quarter of fiscal 1999, the Company generated $15.2 million in cash flow from operations before changes in working capital components.

         On May 4, 1998, the Company acquired all of the outstanding capital stock of Amatek

Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of common stock valued at $32.2 million. The Company financed the acquisition of MBCI by obtaining a new $600 million senior credit facility from a bank. During fiscal 1998, this facility was reduced by the Company to $540 million to better reflect future needs.

         Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that ranges from 0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of NationsBank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 0.5% on base rate loans and 1.75% on LIBOR loans. The Company currently has an interest rate swap agreement in place which caps interest on LIBOR loans at 5.89% plus the applicable LIBOR margin for the principal amount of the term loan which was $185 million at the end of January 1999.

         Loans under the five-year revolver mature on July 1, 2003. Loans under the term loan are payable in successive quarterly installments beginning on October 31, 1998 beginning with $7.5 million and gradually increasing to $12.5 million on the maturity date. As of January 31, 1999, the Company had $485 million outstanding under the senior credit facility. The 364-day revolver matures April 30, 1999 and the Company has requested a one year extension of the maturity date. If the 364-day revolver is not extended by the lenders, the Company has the option to convert it to a three-year term note. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain agreed upon amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

         During the quarter, the Company spent $11.1 million in capital additions for plant expansion, maintenance, capital replacements and betterments and the development of new management information systems. The Company plans to spend approximately $27 million in capital additions in fiscal 1999. Delays or cancellation of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

         Inflation has not significantly affected the Company's financial position or operations. Metal components and metal building system sales are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the company's operations.

         Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future.

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

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is implementing its plan to attempt to ensure that its management information systems ("MIS") and computer software are year 2000 compliant. This review is part of the Company's overall upgrade of its MIS, which is currently in progress and includes the installation of new systems. As a result, the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of management information expenses and have not been separately identified. Management believes that with installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company. The Company expects to complete the MIS upgarde, all new installations, conversions and necessary systems modifications and conversions by early fall 1999. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant MIS and software. The Company does not have a contingency plan with respect to the year 2000 issue if the MIS upgrade is not completed or is delayed beyond the end of 1999. The failure of the Company to address adequately, and in a timely manner, the year 2000 issue, including ensuring that the Company's MIS and software are year 2000 compliant, could have a material adverse effect on the Company's business, results of operations and financial condition.

         To date, the Company has not identified any information technology assets under the control of the Company that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented or is not being implemented. As the Company's MIS upgrade is implemented, the Company may identify assets that present a risk of a year 2000-related disruption. It is also possible that such a disruption could have a material adverse effect on the Company's business, financial condition and results of operations

          The Company is currently discussing with its vendors and customers the possibility of any year 2000 interface difficulties that may affect the Company. The ability of third parties with whom the Company transacts business to address adequately their year 2000 issue is, however, outside the Company's control. If any third parties who provide goods or services that are critical to the Company's business activities fail to appropriately address their year 2000 issues, there could be a material adverse effect on the Company's business, results of operations and financial condition.

--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and order patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission,including its annual report on Form 10-K for the year ended October 31, 1998. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27        Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NCI BUILDING SYSTEMS, INC.
                                                (Registrant)


Date: March 17, 1999                      /s/ ROBERT J. MEDLOCK
                                          --------------------------------------
                                              Robert J. Medlock
                                              Executive Vice President and
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
------         -----------
  27        Financial Data Schedule