Form 10-Q
period 1999-04-30
NCI BUILDING SYSTEMS INC
filed 1999-06-14
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: April 30, 1999
                      ---------------

COMMISSION FILE NUMBER: 1-14315
                       --------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                  76-0127701
----------------------------------------      ----------------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

            7301 Fairview
             Houston, TX                                    77041
----------------------------------------      ----------------------------------
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

Common Stock, $.01 Par Value--18,375,376 shares as of April 30, 1999

                           NCI BUILDING SYSTEMS, INC.
                                      INDEX


PART 1.  FINANCIAL STATEMENTS                                                                                   PAGE NO.
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated balance sheets                                                                     1
                  April 30, 1999 and October 31, 1998

                  Consolidated statements of income                                                               2
                  Three months ended April 30, 1999 and 1998

                  Consolidated statements of income                                                               3
                  Six months ended April 30, 1999 and 1998

                  Condensed consolidated statements of cash flows                                                 4
                  Six months ended April 30, 1999 and 1998

                  Notes to consolidated financial statements                                                    5-6
                  April 30, 1999


ITEM 2.           Management's Discussion and Analysis of  Financial                                           7-10
                  Condition and Results of Operations

PART 2.  OTHER INFORMATION

ITEM 4.           Submission of Matters to a Vote of Security
                  Holders                                                                                        11

ITEM 6.           Exhibits and Reports on Form 8-K                                                               11


                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             April 30,                  October 31,
                                                                                1999                       1998
                                                                        ---------------------      ----------------------
                                                                            (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                                      $             3,273        $              4,599
          Accounts receivable, net                                                    96,361                      99,261
          Inventories                                                                 82,122                      78,001
          Deferred income taxes                                                        6,867                       6,495
          Prepaid expenses                                                             4,953                       4,214
                                                                        ---------------------      ----------------------

          Total current assets                                                       193,576                     192,570

Property, plant and equipment, net                                                   189,932                     179,500
                                                                        ---------------------      ----------------------

Excess of costs over fair value of acquired net assets                               401,160                     413,288
Other assets, primarily investment in joint ventures                                  42,023                      38,179
                                                                        ---------------------      ----------------------

          Total assets                                                   $           826,691        $            823,537
                                                                        =====================      ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long term debt                              $            33,797        $             31,297
          Accounts payable                                                            50,480                      62,694
          Accrued compensation and benefits                                            9,543                      16,261
          Other accrued expenses                                                      28,261                      23,925
                                                                        ---------------------      ----------------------

          Total current liabilities                                                  122,081                     134,177
                                                                        ---------------------      ----------------------

Long-term debt, noncurrent portion                                                   438,401                     444,477
Deferred income taxes                                                                 21,374                      21,271
                                                                        ---------------------      ----------------------

Shareholders' equity:
          Common stock                                                                   184                         181
          Additional paid in capital                                                  94,336                      89,489
          Retained earnings                                                          150,315                     133,942
                                                                        ---------------------      ----------------------

          Total shareholders' equity                                                 244,835                     223,612
                                                                        ---------------------      ----------------------

Total liabilities and shareholders' equity                               $           826,691        $            823,537
                                                                        =====================      ======================



See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   Three Months Ended April 30
                                                                                  1999                      1998
                                                                         -----------------------    ----------------------

Sales                                                                    $        217,365           $          95,349

Cost of sales                                                                     162,981                      68,735
                                                                         -----------------------    ----------------------

Gross profit                                                                       54,384                      26,614


Operating expenses                                                                 31,754                      17,389
                                                                         -----------------------    ----------------------

Income from operations                                                             22,630                       9,225

Interest expense                                                                    9,188                          37
Other (income) expense                                                               (892)                       (793)
Joint venture (income) expense                                                     (1,039)                          -
                                                                         -----------------------    ----------------------

Income before income taxes                                                         15,373                       9,981

Provision for income taxes                                                          6,425                       3,585
                                                                         -----------------------    ----------------------

Net income                                                               $          8,948           $           6,396
                                                                         =======================    ======================

Net income per share - basic                                             $            .49           $             .39
                                                                         =======================    ======================

Net income per share - diluted                                           $            .47           $             .37
                                                                         =======================    ======================


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Six Months Ended April 30
                                                                                  1999                      1998
                                                                         -----------------------    ----------------------

Sales                                                                    $            431,712       $             192,672

Cost of sales                                                                         323,051                     140,621
                                                                         -----------------------    ----------------------

Gross profit                                                                          108,661                      52,051


Operating expenses                                                                     63,824                      34,030
                                                                         -----------------------    ----------------------

Income from operations                                                                 44,837                      18,021

Interest expense                                                                       18,939                          84
Other (income) expense                                                                 (1,562)                     (1,492)
Joint venture (income) expense                                                         (1,059)                          -
                                                                         -----------------------    ----------------------

Income before income taxes                                                             28,519                      19,429

Provision for income taxes                                                             12,146                       6,981
                                                                         -----------------------    ----------------------

Net income                                                               $             16,373       $              12,448
                                                                         =======================    ======================

Net income per share - basic                                             $                .90       $                .76
                                                                         =======================    ======================

Net income per share - diluted                                           $                .86       $                .72
                                                                         =======================    ======================


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                           Six Months Ended April 30
                                                                                        1999                       1998
                                                                               -----------------------     ----------------------

Cash flows from operating activities:

       Net income                                                              $               16,373      $             12,448

       Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation and amortization                                                     14,043                     4,417

             (Gain) loss on sale of fixed assets                                                 (122)                     -

             Provision for doubtful accounts                                                    1,509                       876

             Joint Venture Income                                                              (1,059)

             Deferred income tax provision                                                       (269)                      (30)

             Changes in working capital:

                 Current assets                                                                (3,469)                    6,541

                 Current liabilities                                                           (5,438)                  (14,216)
                                                                               -----------------------     ----------------------

       Net cash provided by operating activities                               $               21,568      $             10,036


Cash flows from investing activities:

             Purchase of property, plant and equipment                                        (18,471)                   (3,959)

             Other                                                                             (1,539)                   (2,440)
                                                                               -----------------------     ----------------------

       Net cash used in investing activities                                                  (20,010)                   (6,399)
                                                                               -----------------------     ----------------------


Cash flows from financing activities:

             Proceeds from stock options exercise                                                 693                     2,194

             Borrowings on line of credit and notes                                           143,700                         -

             Principal payments on long-term debt, line of credit and
                 notes payable                                                               (147,277)                      (25)
                                                                               -----------------------     ----------------------

       Net cash provided by (used in) financing activities                                     (2,884)                    2,169
                                                                               -----------------------     ----------------------

Net increase (decrease) in cash and cash equivalents                           $               (1,326)     $              5,806
                                                                               =======================     ======================


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

         The components of inventory consist of the following:

                                                    April 30,                  October 31,
                                                      1999                         1998
                                              ----------------------       ---------------------
Raw materials                                 $              59,526        $             55,190
Work in process and finished goods                           22,596                      22,811
                                              ======================       =====================
                                              $              82,122        $             78,001
                                              ======================       =====================

NOTE 3 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:


                                                        Three Months Ended April 30         Six Months Ended April 30
                                                           1999             1998              1999             1998
                                                     ---------------    ------------     -------------     -------------
Net income                                           $       8,948      $    6,396       $    16,373       $    12,448
         Add:  Interest, net of tax on convertible
                 debenture assumed converted                    17              17                34                34
                                                     ---------------    ------------     -------------     -------------
                  Adjusted net income                        8,965           6,413            16,407            12,482

Weighted average common shares outstanding                  18,368          16,456            18,268            16,390
         Add:  Common stock equivalents
                  Stock option plan                            657             928               746               896
                  Convertible debentures                       100             100               100               100
                                                     ---------------    ------------     -------------     -------------

Weighted average common shares
               outstanding, assuming dilution               19,125          17,484            19,114            17,386
                                                     ===============    ============     =============     =============

Net income per share - Basic                         $         .49      $      .39       $       .90       $       .76
                                                     ===============    ============     =============     =============

Net income per share - Diluted                       $         .47      $      .37       $       .86       $       .72
                                                     ===============    ============     =============     =============

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 1999


NOTE 4 - ACQUISITION

On May 4, 1998, the Company acquired Metal Building Components, Inc. ("MBCI") through the purchase of all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of the Company's common stock valued at $32.2 million. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The acquisition was accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $389 million. The consolidated results of operations for the six months ended April 30, 1998 exclude MBCI, since it was acquired after the second quarter.

The unaudited pro forma results presented below for the six months ended April 30, 1998 combine the results of operations for the Company's six months ended April 30, 1998 with MBCI's results for the six months ended March 31, 1998. The unaudited pro forma results of operations are as follows (in thousands, except per share data):

                                                           Six Months Ended
                                                            April 30, 1998
                                                       -------------------------
  Sales                                                   $          388,367

  Net income                                              $           12,274

  Net income per share - basic                            $              .69

  Net income per share - diluted                          $              .65


NOTE 5 - SUBSEQUENT EVENTS

On May 5, 1999, the Company completed its offering of $125 million unsecured Senior Subordinated Notes due 2009 (the "Notes"). The net proceeds of the offering, approximately $121 million, were used to repay a portion of outstanding borrowings under the existing senior credit facility. The indenture governing the Notes provides for interest at 9 1/4%, and the Notes mature on May 1, 2009. The indenture governing the Notes also contains covenants restricting certain activities and transactions by the Company and its subsidiaries unless certain financial tests and other requirements are met, including dividends, repurchases of stock, incurrence of additional debt and liens, investments in non-wholly owned entities or ventures and acquisitions or mergers.

As a result of the offering of the Notes, the Company reduced the maximum available borrowings under its extendable facility (a 364 day revolver under the existing senior credit facility) from $200 million to $40 million. The restructuring of the existing senior credit facility will result in the write-off of approximately $1.5 million ($0.9 million after tax) in deferred financing costs during the third quarter of 1999.

NCI BUILDING SYSTEMS, INC.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

Sales in the second quarter of fiscal 1999 increased by $122.0 million, or 128%, compared to the second quarter of fiscal 1998. Substantially all of this increase resulted from the inclusion of Metal Building Components, Inc. ("MBCI") in the second quarter of fiscal 1999, which was acquired in May 1998. On a pro forma basis, sales would have been approximately 18% higher in the second quarter of 1999 compared to the second quarter of 1998.

Gross profit in the second quarter increased $27.7 million, or 104%, compared to the prior year's second quarter. Gross margin percentage declined from 27.9% in the second quarter of last year to 25.0% in the current year's second quarter. The increased component sales from the MBCI transaction accounted for this decline since component gross margin percentage is lower than that of building systems. Due to the combination of component operations of NCI and MBCI after the acquisition, intercompany sales between units, and the transfer of operational control of several manufacturing facilities, it is not possible to compute the separate impact of MBCI on the gross margin percentages of the Company.

Operating expenses, which consist of engineering, selling and administrative costs, increased by $14.4 million, or 83%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 14.6% compared to 18.2% a year ago. The dollar increase was primarily due to the inclusion of MBCI in the current quarter. As a percent of sales, operating expenses declined due to the spread of the fixed cost element over the higher sales base and a lower level of operating expenses in the component operations as compared to the building systems operations.

Interest expense increased by $9.2 million in the current quarter, which resulted from the funds borrowed to finance the MBCI acquisition in May 1998. Other income and expense, including joint venture income and miscellaneous income, increased from $.8 million in last year's second quarter to $1.9 million in the current year's second quarter. This increase resulted from the inclusion of the MBCI coating joint venture operating income in the current year and interest income generated by loans to the joint ventures.

Income before income taxes increased by $5.4 million, or 54%, as a result of the increased sales volume and improved operating expense percentages, which were offset by the increased interest expense for the period. As a percent of sales, income before taxes was 7.1% in the current quarter compared to 10.5% in the same quarter a year ago. The decline was primarily a result of the interest expense incurred in the second quarter of fiscal 1999.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 1998

Sales for the six months ended April 30, 1999 increased by $239.0 million, or 124% compared to the six months ended April 30, 1998. As discussed above, the majority of this increase was a result of the MBCI acquisition. On a pro forma basis, sales would have increased approximately 11% in the current six-month period compared to the same period in 1998.

Gross profit increased by $56.6 million, or 109%, in the current six months compared to the first six months of fiscal 1998. As a percent of sales, gross margin declined from 27.0% last year to 25.2% in the six-month period ended April 30, 1999. This decline resulted from the increased sale of components compared to building systems. Components have a lower gross margin percentage than building systems.

Operating expenses increased by $29.8 million, or 88%, in the current six months compared to the first six months of fiscal 1998. This increase resulted primarily from the inclusion of MBCI in the current period.

As a percentage of sales, operating expenses were 14.8% in 1999 compared to 17.7% for the same period in the prior year. This improvement resulted from the spreading of fixed costs over a larger sales base and the lower operating expense levels in components as compared to building systems.

Interest expense increased by $18.9 million in the first six months of fiscal 1999 as a result of debt incurred to finance the MBCI acquisition. Joint venture income resulted from the inclusion of the MBCI coating joint venture operating income in the current year and interest income generated by loans to the joint ventures.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had working capital of $71.5 million compared to $58.4 million at October 31, 1998. The increase in working capital resulted primarily from a reduction of current liabilities including the payment of accrued expenses for year end incentive payments in the first quarter, a reduction in trade accounts payable and income tax payments made. During the first six months of fiscal 1999, the Company generated $30.5 million in cash flows from operations before changes in working capital components.

On May 4, 1998, the Company acquired all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of common stock valued at $32.2 million. The Company financed the acquisition of MBCI by obtaining a new $600 million senior credit facility from a bank. During fiscal 1998, the facility was reduced by the Company to $540,000 to better reflect future anticipated needs.

Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that from 0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of NationsBank, N.A. prime rate or the overnight Federal funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 0.5% on base rate loans and 1.75% on LIBOR loans. The Company currently has an interest rate swap agreement in place which caps interest on LIBOR loans at 5.89% plus the applicable LIBOR margin for the principal amount of the term loan which was $177.5 million outstanding at the end of April 1999.

Loans under the five-year revolver mature on July 1, 2003. Loans under the term loan are payable in successive quarterly installments beginning on October 31, 1998 beginning with $7.5 million and gradually increasing to $12.5 million on the maturity date. As of April 30, 1999, the Company had $471.0 million outstanding under the senior credit facility. The 364-day revolver matured on April 30, 1999 and the Company received a one-year extension of the maturity date. If the 364-day revolver is not further extended by the lenders, the Company has the option to convert it to a three-year term note. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain agreed upon minimum amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

On May 5, 1999, the Company completed an offering of $125 million in senior subordinated debt which matures on May 1, 2009. This debt has an interest rate of 9.25%. The net proceeds of approximately $121 million were used to repay bank indebtedness. As a result of the offering, the Company reduced the maximum available borrowings under the existing 364-day revolver from $200 million to $40 million. On a pro-forma basis, as adjusted for the offering and related use of proceeds, at April 30, 1999 excess borrowing capacity would have been approximately $72 million.

During the first six months of fiscal 1999, the Company spent $18.5 million in capital additions for plant expansion, maintenance capital replacements and betterments and the development of new management information systems. The Company plans to spend a total of approximately $27.0 million in capital additions in fiscal 1999. Delays or cancellation of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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

The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is implementing its plan to attempt to ensure that its management information systems ("MIS") and computer software are year 2000 compliant. This review is part of the Company's overall upgrade of its MIS, which is currently in progress and includes the installation of new systems. As a result, the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of management information expenses and have not been separately identified. Management believes that with installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company. The Company expects to complete the MIS upgrade, all new installations, conversions and necessary systems modifications and conversions by early fall 1999. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant MIS and software. The Company does not have a contingency plan with respect to the year 2000 issue if the MIS upgrade is not completed or is delayed beyond the end of 1999. The failure of the Company to address adequately, and in a timely manner, the year 2000 issue, including ensuring that the Company's MIS and software are year 2000 compliant, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Wednesday, March 17, 1999. At the Annual Meeting, the stockholders of the Company elected three Class III directors to serve until the annual meeting of stockholders to be held in 2002. Of the 15,836,583 shares of the Company's Common Stock present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the three nominees for director:


                                            Votes Cast                   Votes Withheld
         Nominee                            For Nominee                   From Nominee
         -------                            -----------                  --------------
         CLASS III:

         William D. Breedlove                15,001,294                         835,289

         Robert J. Medlock                   14,989,564                         847,019

         Johnie Schulte                      14,989,844                         846,739

In addition to Messrs. Breedlove, Medlock and Schulte, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: Thomas C. Arnett, Gary L. Forbes, A.R. Ginn, Kenneth W Maddox, Robert N. McDonald, C.A. Rundell, Jr. and Daniel D. Zabcik




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

         27 Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         Current Report on Form 8-K dated April 30, 1999 and filed with the Securities and Exchange Commission on April 30, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NCI BUILDING SYSTEMS, INC.
                                         (Registrant)

                                          /s/ ROBERT J. MEDLOCK
Date:   June 14, 1999                    ---------------------------------------
                                         Robert J. Medlock
                                         Executive Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
27                       Financial Data Schedule
