Form 10-Q
period 1999-07-31
NCI BUILDING SYSTEMS INC
filed 1999-09-14
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  July 31, 1999
                        -------------
COMMISSION FILE NUMBER:  1-14315
                         -------
                           NCI BUILDING SYSTEMS, INC.
  ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                       76-0127701
  -------------------------------                       -------------------
  (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

              7301 Fairview
               Houston, TX                                     77041
 ----------------------------------------                   ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (713) 466-7788
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                 Not Applicable
   -------------------------------------------------------------------------
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

   Common Stock, $.01 Par Value--18,510,725 shares as of July 31, 1999

                           NCI BUILDING SYSTEMS, INC.
                                     INDEX


PART 1.  FINANCIAL STATEMENTS                                           PAGE NO.
 ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                   Consolidated balance sheets                              1
                   July 31, 1999 and October 31, 1998

                   Consolidated statements of income                        2
                   Three months ended July 31, 1999 and 1998

                   Consolidated statements of income                        3
                   Nine months ended July 31, 1999 and 1998

                   Condensed consolidated statements of cash flows          4
                   Nine months ended July 31, 1999 and 1998

                   Notes to consolidated financial statements             5-6
                   July 31, 1999


 ITEM 2.           Management's Discussion and Analysis of Financial      7-9
                   Condition and Results of Operations

 PART 2.  OTHER INFORMATION

 ITEM 6.           Exhibits and Reports on Form 8-K                       10

                           NCI BUILDING SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               July 31,       October 31,
                                                                 1999            1998
                                                             -----------      -----------
                                                             (Unaudited)
ASSETS
Current assets:
           Cash and cash equivalents                           $  5,302        $  4,599
           Accounts receivable, net                             102,986          99,261
           Inventories                                           80,963          78,001
           Deferred income taxes                                  6,867           6,495
           Prepaid expenses                                       5,155           4,214
                                                               --------        --------

           Total current assets                                 201,273         192,570

 Property, plant and equipment, net                             194,882         179,500
                                                               --------        --------

 Excess of costs over fair value of acquired net assets         398,124         413,288
 Other assets, primarily investment in joint ventures            43,944          38,179
                                                               ========        ========

           Total assets                                        $838,223        $823,537
                                                               ========        ========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
           Current portion of long term debt                   $ 33,797        $ 31,297
           Accounts payable                                      62,886          62,694
           Accrued compensation and benefits                     14,050          16,261
           Other accrued expenses                                35,757          23,925
                                                               --------        --------

           Total current liabilities                            146,490         134,177
                                                               --------        --------

 Long-term debt, noncurrent portion                             410,826         444,477
 Deferred income taxes                                           21,364          21,271
                                                               --------        --------

 Shareholders' equity:
           Common stock                                             185             181
           Additional paid in capital                            95,548          89,489
           Retained earnings                                    163,810         133,942
                                                               --------        --------

           Total shareholders' equity                           259,543         223,612
                                                               ========        ========

 Total liabilities and shareholders' equity                    $838,223        $823,537
                                                               ========        ========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended July 31,
                                                              1999              1998
                                                           ---------         ---------

 Sales                                                     $ 243,770         $ 229,547

 Cost of sales                                               180,320           168,831
                                                           ---------         ---------

 Gross profit                                                 63,450            60,716


 Operating expenses                                           33,167            30,055

 Nonrecurring acquisition expense                                 --             2,060
                                                           ---------         ---------

                                                              30,283            28,601

 Interest expense                                              8,697            10,223
 Other (income) expense                                         (748)             (702)
 Joint venture (income) expense                                 (127)             (230)
                                                           ---------         ---------

 Income before income taxes                                   22,461            19,310

 Provision for income taxes                                    8,966             8,212
                                                           ---------         ---------

 Income before extraordinary loss                             13,495            11,098

 Extraordinary loss on debt refinancing, net of tax           (1,001)               --
                                                           ---------         ---------
 Net income                                                $  12,494         $  11,098
                                                           =========         =========

 Net income per common and common equivalent share

 Basic

      Income before extraordinary loss                     $     .73         $     .62

      Extraordinary loss                                        (.05)               --
                                                           ---------         ---------

      Net income                                           $     .68         $     .62
                                                           =========         =========


 Diluted:

      Income before extraordinary loss                     $     .71         $     .58

      Extraordinary loss                                        (.05)               --
                                                           ---------         ---------

      Net income                                           $     .66         $     .58
                                                           =========         =========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Nine Months Ended July 31,
                                                              1999             1998
                                                           ---------         ---------

 Sales                                                     $ 675,481         $ 422,219

 Cost of sales                                               503,370           309,452
                                                           ---------         ---------

 Gross profit                                                172,111           112,767

 Operating expenses                                           96,991            64,084

 Nonrecurring acquisition expense                                 --             2,060
                                                           ---------         ---------

 Income from operations                                       75,120            46,623

 Interest expense                                             27,636            10,307
 Other (income) expense                                       (2,310)           (2,177)
 Joint venture (income) expense                               (1,186)             (247)
                                                           ---------         ---------

 Income before income taxes                                   50,980            38,740

 Provision for income taxes                                   21,112            15,194
                                                           ---------         ---------

 Income before extraordinary loss                             29,868            23,546

 Extraordinary loss on debt refinancing, net of tax           (1,001)               --
                                                           =========         =========

 Net income                                                $  28,867         $  23,546
                                                           =========         =========

 Net income per common and common equivalent share

 Basic:

      Income before extraordinary loss                     $    1.63         $    1.39

      Extraordinary loss                                        (.05)               --
                                                           ---------         ---------

      Net income                                           $    1.58              1.39
                                                           =========         =========

 Diluted:


      Income before extraordinary loss                     $    1.57         $    1.31

      Extraordinary loss                                        (.05)               --
                                                           ---------         ---------
      Net income                                           $    1.52         $    1.31
                                                           =========         =========


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Nine Months Ended July 31
                                                                              1999             1998
                                                                           ---------         ---------
 Cash flows from operating activities:

        Income before extraordinary loss                                   $  29,869         $  23,546

        Adjustments to reconcile net income to net cash provided by operating activities:

              Depreciation and amortization                                   22,060            11,065

              (Gain) on sale of fixed assets                                    (128)              (16)

              Provision for doubtful accounts                                  1,905
                                                                                                 1,868

              Extraordinary loss on debt refinancing, net of tax              (1,001)               --


              Deferred income tax provision                                     (279)             (188)

              Changes in working capital:

                  Current assets                                              (9,533)              855

                  Current liabilities                                         21,089            14,491
                                                                           ---------         ---------

        Net cash provided by operating activities                          $  63,982         $  51,621


 Cash flows from investing activities:

              Purchase of property, plant and equipment                      (26,757)           (7,426)

              Acquisition of Metal Building Components, Inc.                      --          (553,265)


              Acquisition of California Finished Metals, Inc.                     --           (15,458)


              Other                                                           (6,322)           (3,832)
                                                                           ---------         ---------

        Net cash used in investing activities                                (33,079)         (579,981)
                                                                           ---------         ---------


 Cash flows from financing activities:

              Exercise of stock options                                          952             2,310

              Borrowings on line of credit and notes                         317,850           578,900

              Principal payments on long-term debt and
                  notes payable                                             (349,002)          (80,539)
                                                                           ---------         ---------

        Net cash provided by (used in) financing activities                  (30,200)          500,671
                                                                           ---------         ---------

 Net increase (decrease) in cash and cash equivalents                      $     703         $ (27,689)
                                                                           =========         =========


See Accompanying Notes to Consolidated Financial Statements

                          NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JULY 31, 1999

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 1999.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

         The components of inventory consist of the following:

                                           July 31,     October 31,
                                             1999           1998
                                           --------     -----------

 Raw materials                             $57,292        $55,190
 Work in process and finished goods         23,671         22,811
                                           =======        =======
                                           $80,963        $78,001
                                           =======        =======

NOTE 3 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                             Three Months Ended July 31       Nine Months Ended July 31
                                                                1999            1998            1999             1998
                                                              --------         -------        --------         -------
 Income before extraordinary loss                             $ 13,495         $11,098        $ 29,868         $23,546
          Add:  Interest, net of tax on convertible
                  debenture assumed converted                       17              17              50              50
                                                              --------         -------        --------         -------
          Adjusted income before
                  extraordinary loss                            13,512          11,115          29,918          23,596
               Extraordinary loss on debt refinancing,
                  net of tax                                    (1,001)             --          (1,001)             --
                                                              --------         -------        --------         -------
               Adjusted net income                            $ 12,511         $11,115        $ 28,917         $23,596
                                                              ========         =======        ========         =======
 Weighted average common shares outstanding                     18,452          18,010          18,329          16,930

          Add:  Common stock equivalents
                  Stock option plan                                563           1,015             679             935
                  Convertible debentures                           100             100             100             100
                                                              --------         -------        --------         -------
 Weighted average common shares
                  outstanding, assuming dilution                19,115          19,125          19,108          17,965
                                                              ========         =======        ========         =======

 Basic:
      Income before extraordinary loss                        $    .73         $   .62        $   1.63         $  1.39
      Extraordinary loss                                          (.05)             --            (.05)             --
                                                              --------         -------        --------         -------
      Net income                                              $    .68         $   .62        $   1.58         $  1.39
                                                              ========         =======        ========         =======
 Diluted:
      Income before extraordinary loss                        $    .71         $   .58        $   1.57         $  1.31
      Extraordinary loss                                          (.05)             --            (.05)             --
                                                              --------         -------        --------         -------
      Net income                                              $    .66         $   .58        $   1.52         $  1.31
                                                              ========         =======        ========         =======

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 July 31, 1999


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

The unaudited pro forma results presented below for the nine months ended July 31, 1998 combine the results of operations for the Company's nine months ended July 31, 1998 with MBCI's results for the six months ended July 31, 1998. The unaudited pro forma results of operations are as follows (in thousands, except per share data):

                                     Nine Months Ended
                                       July 31, 1998
                                     -----------------

 Sales                                 $   617,914

 Net income                            $    23,372

 Net income per share - basic          $      1.31

 Net income per share - diluted        $      1.23


NOTE 5 - DEBT OFFERING

On May 5, 1999, the Company completed its offering of $125 million of unsecured Senior Subordinated Notes due 2009 (the "Notes"). The net proceeds of the offering, approximately $121 million, were used to repay a portion of outstanding borrowings under the existing senior credit facility. The indenture governing the Notes provides for interest at 9 1/4%, and the Notes mature on May 1, 2009. The indenture governing the Notes also contains covenants restricting certain activities and transactions by the Company and its subsidiaries, including dividends, repurchases of stock, incurrence of additional debt and liens, investments in non-wholly owned entities or ventures and acquisitions or mergers, unless certain financial tests and other requirements are met.

As a result of the offering of the Notes, the Company reduced the maximum available borrowings under its extendable facility (a 364 day revolver under the existing senior credit facility) from $200 million to $40 million. The restructuring of the existing senior credit facility resulted in the write-off of approximately $1.6 million ($1.0 million after tax) in deferred financing costs.

                           NCI BUILDING SYSTEMS, INC.

ITEM 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998

Sales in the third quarter of fiscal 1999 increased by $14.2 million, or 6%, compared to the third quarter of fiscal 1998. Sales in the third quarter came from increased market penetration in both the engineered building systems and component segments of the business.

Gross profit in the third quarter increased $2.7 million, or 4%, compared to the prior year's third quarter. Gross margin percentage declined from 26.5% in the third quarter of last year to 26.0% in the current year's third quarter. The increased component segment sales accounted for this decline because gross margin percentage is lower for the components segment than the engineered building systems segment.

Operating expenses which consist of engineering, selling and administrative costs increased by $3.1 million, or 10%, in the current quarter compared to the same period last year. As a percent of sales, operating expenses were 13.6% compared to 13.1% a year ago. Both the dollar and percentage increase were primarily due to increased sales expenses associated with sales efforts which are expected to increase future sales.

Interest expense decreased by $1.5 million in the current quarter due to a lower level of outstanding debt compared to the third quarter of 1998. Other income and joint venture income was not significantly changed from 1998.

Income before income taxes increased by $3.2 million, or 16%, as a result of the increased sales volume, and lower interest cost in the current quarter compared to the prior third quarter of 1998. As a percent of sales, income before taxes was 9.2% in the current quarter compared to 8.4% in the same quarter a year ago. The increase was primarily from the interest expense reduction and the elimination of the nonrecurring acquisition expense charge in the third quarter of 1998.

The extraordinary loss on refinancing of debt resulted from the issuance of the $125 million of senior subordinated notes in May 1999 which was used to repay bank indebtedness. The portion of the debt financing costs incurred in connection with this permanent reduction in the bank facility was written off at the time of the refinancing.


NINE MONTHS ENDED JULY 31, 1999 COMPARED TO THE NINE MONTHS ENDED JULY 31, 1998

Sales for the nine months ended July 31, 1999 increased by $253.3 million, or 60% compared to the nine months ended July 31, 1998. The majority of this increase was due to the MBCI acquisition which was completed in the beginning of the third quarter last year. On a pro forma basis, sales increased approximately 9% in the current nine month period compared to the same period in 1998.

Gross profit increased by $59.3 million, or 53% in the current nine months. As a percent of sales, gross margin declined from 26.7% last year to 25.5% in the nine month period ended July 31, 1999. This decline resulted from the increased sale of components compared to engineered building systems which has a lower gross margin percentage than engineered building systems.

Operating expenses increased by $32.9 million, or 51%. This increase resulted primarily from the inclusion of MBCI in 1999. As a percent of sales, operating expenses were 14.4% in 1999 compared to 15.2% in the prior year. This improvement resulted from the spreading of fixed costs over a larger sales base and the lower operating expense levels in components as compared to engineered building systems.

Interest expense increased by $17.3 million in 1999 as a result of the debt incurred to finance the MBCI acquisition which was outstanding for nine months in 1999 compared to three months in 1998. Joint venture income increased by $.9 million primarily because of the inclusion of MBCI's joint venture operation for the full nine month period included in 1999 as opposed to the three month period in 1998 that included MBCI.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had working capital of $54.8 million compared to $58.4 million at October 31, 1998. The decrease in working capital resulted primarily from an increase of current liabilities including the payment of accrued expenses for year end incentive payments in the first quarter, an increase in trade accounts payable and income tax payments made. During the first nine months of fiscal 1999, the Company generated $52.4 million in cash flow from operations before changes in working capital components.

On May 4, 1998, the Company acquired all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of approximately $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of common stock valued at $32.2 million. The Company financed the acquisition of MBCI by obtaining a new $600 million senior credit facility from a bank. During fiscal 1998, the facility was reduced by the Company to $540,000,000 to better reflect future anticipated needs.

Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that from 0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of NationsBank, N.A. prime rate or the overnight Federal funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 0.5% on base rate loans and 1.75% on LIBOR loans. The Company terminated an interest rate swap agreement during the third quarter which capped interest on LIBOR loans at 5.89% plus the applicable LIBOR margin for the principal amount of the term loan which was $170.0 million outstanding at the end of July 1999.

Loans under the five-year revolver mature on July 1, 2003. Loans under the term loan are payable in successive quarterly installments beginning on October 31, 1998 beginning with $7.5 million and gradually increasing to $12.5 million on the maturity date. As of July 31, 1999, the Company had $318.0 million outstanding under the senior credit facility. The 364-day revolver matured on April 30, 1999 and the Company received a one-year extension of the maturity date. If the 364-day revolver is not further extended by the lenders, the Company has the option to convert it to a three-year term note. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain agreed upon minimum amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

On May 5, 1999, the Company completed its offering of $125 million of senior subordinated notes which mature on May 1, 2009. The notes have an interest rate of 9.25%. The net proceed of approximately $121 million were used to repay bank indebtedness. As a result of the offering, the Company reduced the maximum available borrowings under the existing 364-day revolver from $200 million to $40 million. At July 31, 1999 excess borrowing capacity would have been approximately $90 million.

During the first nine months of fiscal 1999, the Company spent $26.8 million in capital additions for plant expansion, maintenance capital replacements and betterments and the development of new management information systems. The Company plans to spend a total of approximately $34.0 million in capital additions in fiscal 1999. Delays, cancellations or changes in planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

Inflation has not significantly affected the Company's financial position or operations. Metal components and engineered building systems sales are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the Company's operations.

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

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the year 2000 issue and is implementing its plan to attempt to ensure that its management information systems ("MIS") and computer software are year 2000 compliant. This review is part of the Company's overall upgrade of its MIS, which is currently in progress and includes the installation of new systems. As a result, the Company has no separate budget for year 2000 compliance. Expenses relating to reviewing and assessing systems are included in historical operating expenses as part of management information expenses and have not been separately identified. Management believes that with installation of the new systems, conversion to new software and modifications to existing software, the year 2000 issue will pose no significant operational problems for the Company. The Company expects to complete the MIS upgrade, all new installations, conversions and necessary systems modifications and conversions by early fall 1999. There can be no assurance, however, that the Company will be able to install and maintain year 2000 compliant MIS and software. As a contingency plan, the Company is modifying certain custom code in its existing systems in the event that the new installation is not completed or is delayed beyond the end of 1999. The Company believes that the cost of such modification will not exceed $200,000.

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

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and order patterns, raw material pricing, competitive activity and pricing pressure, the ability to implement strategic activities accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission,including its annual report on Form 10-K for the year ended October 31, 1998. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

                           NCI BUILDING SYSTEMS, INC.


PART II. OTHER INFORMATION




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27 Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current Report on Form 8-K dated May 10, 1999 and filed with the Securities and Exchange Commission on May 10, 1999 relating to the closing of a private offering of 9 1/4% senior subordinated notes due 2009.

          Current Report on Form 8-K/A, Amendment No. 1, dated June 25, 1999 and filed with the Securities and Exchange Commission amending the Company's Current Report on Form 8-K dated June 24, 1998 and filed with the Securities and Exchange Commission on July 9, 1998, both of which filings relate to the Company's shareholder rights plan.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         NCI BUILDING SYSTEMS, INC.
                                         --------------------------------
                                         (Registrant)


Date:    September 14, 1999              /s/ ROBERT J. MEDLOCK
                                         --------------------------------
                                         Robert J. Medlock
                                         Executive Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
  No.                          Description
-------                        -----------
  27                     Financial Data Schedule