Form 10-K405
period 1999-10-31
NCI BUILDING SYSTEMS INC
filed 2000-02-01
CIK 883902

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended October 31, 1999

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

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant on January 5, 2000, was $274,331,448.

                  The number of shares of common stock of the registrant outstanding on January 5, 2000, was 18,566,412.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 1999 Annual Report to Shareholders, and information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 1, 2000.

===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         NCI Building Systems, Inc. is one of North America's largest integrated manufacturers of metal products for the building industry. We operate 39 manufacturing and distribution facilities located in 17 states and Mexico. We sell metal components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

         o Controlling operating and administrative costs

         o Managing working capital and fixed assets

         o Developing new markets

         o Successfully identifying strategic growth opportunities

         We believe that metal products have gained and continue to gain a greater share of the new construction and repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal components offer builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

         In May 1998, we acquired Metal Building Components, Inc. ("MBCI") for a purchase price of $588.5 million. The MBCI acquisition, which doubled our revenue base, made us the largest domestic manufacturer of nonresidential metal components and significantly improved our product mix.

         Before our combination with MBCI, both companies had individually demonstrated strong growth in sales. Over the five fiscal years before the MBCI acquisition, NCI achieved compound annual growth rates of 32.0% in sales. Over the five fiscal years before its acquisition by NCI, MBCI achieved compound annual growth rates of 15.8% in sales.

         We were founded in 1984 and we reincorporated in Delaware on December 31, 1991. Our principal offices are located at 7301 Fairview, Houston, Texas 77041 and our telephone number is (713) 466-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

BUSINESS SEGMENTS

         We have divided our operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product line, manufacturing process, marketing and management of its business. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies value added engineering and drafting, which are typically not part of metal building component products or services. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):



                                                1997                       1998                     1999
SALES TO OUTSIDE CUSTOMERS:
  Engineered building systems .....   $   257,093         63%   $   277,347          41%  $   310,324         33%
  Metal building components .......       150,658         37        397,984          59       626,226         67
  Intersegment sales ..............          --         --           25,094           4        59,692          6
  Corporate eliminations ..........          --         --          (25,094)         (4)      (59,692)        (6)
                                      -----------    -------    -----------    --------   -----------    -------
      Total net sales .............   $   407,751        100%   $   675,331         100%  $   936,550        100%
                                      ===========    =======    ===========    ========   ===========    =======
OPERATING INCOME:
  Engineered building systems .....   $    25,518         10%   $    29,576          11%  $    37,509         12%
  Metal building components .......        17,064         11         51,497          13        72,441         12
  Corporate eliminations ..........          (293)      --           (1,764)       --             582       --
                                      -----------    -------    -----------    --------   -----------    -------
      Total operating income ......   $    42,289         10%   $    79,309          12%  $   110,532         12%
                                      ===========    =======    ===========    ========   ===========    =======
TOTAL ASSETS:
  Engineered building systems .....   $    91,703         47%   $    86,342          10%  $    88,673         10%
  Metal building components .......        61,911         32        352,407          43       364,533         43
  Corporate eliminations ..........        42,718         22        384,788          47       402,277         47
                                      -----------    -------    -----------    --------   -----------    -------
      Total assets ................   $   196,332        100%   $   823,537         100%  $   855,783        100%
                                      ===========    =======    ===========    ========   ===========    =======

         For more business segment information, please see the Supplementary Business Segment Information contained in our 1999 Annual Report to Shareholders.

         Metal Building Components. We are the largest domestic supplier of metal components to the nonresidential building industry and have a market share at least twice that of our largest competitor. We are also one of the largest suppliers in the U.S. of roll-up doors for self-storage facilities. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as repair and retrofit uses.

         The following are the types of components we sell:

         o  Metal roof and wall systems            o  Fascia
         o  Overhead doors                         o  Mansard accessories
         o  Interior and exterior doors            o  Trim accessories

         Our components are used in the following markets:

         o  Industrial                             o  Commercial
         o  Governmental                           o  Agricultural
         o  Community                              o  Residential

         As part of our metal components manufacturing, we also provide hot roll and light gauge metal coil coating and painting services and products. We coat and paint hot roll metal coils for our own use in metal components manufacturing, supplying substantially all of our internal metal coating and painting requirements. On average, our own use accounts for about 75% of our production. We also coat and paint hot roll metal coils and light gauge metal for third parties for a variety of applications, including heating and air conditioning systems, water heaters, lighting fixtures and office furniture.

         We market our metal components products and metal coating and painting services nationwide primarily through a direct sales force under several brand names. These brand names include "Metal Building Components," "American Building Components," "DBCI," "MBCI," "IPS," "Metal Coaters," "Metal-Prep," "DOUBLECOTE" and "Midwest Metal Coatings."

         Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,200 builders and a direct sales force under several brand names. These brand names include "Metallic Buildings," "Mid-West Steel Buildings," "A & S Buildings," "All American Systems," "Steel Systems" and "Mesco."

INDUSTRY OVERVIEW

         The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal components and engineered building systems.

         Metal Building Components. Manufacturers of metal components for the building industry supply pre-formed components, including roof and wall panels, doors, partitions, related trim, accessories and other metal components used in engineered building systems and other repair, retrofit and new construction applications for commercial, industrial, agricultural, governmental, community and residential uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. We estimate the metal components market including roofing applications to be a multi-billion dollar market, although market data is limited. We believe that the metal components business is less affected by economic cycles than the engineered building systems business due to the use of metal components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

         Metal roofing accounts for a significant portion of the overall metal components market, but only approximately 6% of total annual roofing market expenditures, estimated at over $21.0 billion based on available industry information. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

         o Lower lifecycle cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are 60-70% higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial cost.

         o Increased longevity. Metal roofing systems generally last for 20 years without requiring major maintenance or replacement. This compares to five to ten years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

         o Attractive aesthetics and design flexibility. Metal roofing systems allow architects and builders to integrate colors and geometric design into the roofing of new and existing buildings, providing an increasingly fashionable means of enhancing a building's aesthetics. Conventional roofing material is generally tar paper or a gravel surface, and building designers tend to conceal roofs made with these materials.

         Engineered Building Systems. Engineered building systems consist of engineered structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. Engineered building systems manufacturers design an integrated system that meets applicable building code requirements. These systems consist of primary structural framing, secondary structural members like purlins and girts and covering for roofs and walls. Over the last 15 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association, reported sales of engineered building systems have increased from approximately $1.5 billion in 1993 to $2.7 billion in 1998. We believe this increase has resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment. We believe the cost of an engineered building system generally represents approximately 15-20% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, glass and wood exterior facades to meet the aesthetic requirements of customers while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail stores, banks, schools, warehouses, factories and distribution centers, and government and community centers for which aesthetics and architectural features are important considerations of the end users.

         In our marketing efforts, we and other major manufacturers generally emphasize the following characteristics of engineered building systems to distinguish them from other methods of construction:

         o Shorter construction time. In many instances, it takes less time to construct an engineered building than other building types. In addition, because most of the work is done in the factory, the likelihood of weather interruptions is reduced.

         o More efficient material utilization. The larger engineered building systems manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

         o Lower construction costs. The in-plant manufacture of engineered building systems, coupled with automation, allows the substitution of less expensive factory labor for much of the skilled on-site construction labor otherwise required for traditional building methods.

         o Greater ease of expansion. Engineered building systems can be modified quickly and economically before, during or after the building is completed to accommodate all types of expansion. Typically, an engineered building system can be expanded by removing the end or side walls, erecting new framework and adding matching wall and roof panels.

         o Lower maintenance costs. Unlike wood, metal will not deteriorate because of cracking, rot or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

         Consolidation. Over the last several years, there has been consolidation in the metal components and engineered building systems industry, which includes a large number of small local and regional firms. We believe that this industry will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers' product and delivery needs, improve production efficiency and manage costs.

PRODUCTS AND MARKETS

         Our product lines consist of metal components for the building industry and engineered building systems.

         Metal Building Components. Our metal components consist of individual components, including secondary structural framing, covering systems and associated metal trims, that are sold directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products consist of end and side wall panels, roof panels, purlins, girts, partitions, header panels and related trim and screws. We believe we offer the widest selection of metal components in the building industry.

         Purlins and girts are medium gauge, roll formed steel components. They are supplied to builders for secondary structural framing. We custom produce purlins and girts for our customers and offer the widest selection of sizes and profiles in the United States. Covering systems, consisting of wall and roof panels, protect the rest of the structure and the contents of the building from the weather. They also contribute to the structural integrity of the building.

         Our metal roofing products are attractive and durable. We use standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. We also have developed and patented a retrofit metal panel, Retro-R(R), that is used to replace wall and roof panels of metal buildings. Retro-R(R) can be installed over the top of existing metal panels to remodel or preserve a standing structure. Although metal roofing is somewhat more expensive than traditional roofing in upfront costs, its durability and low maintenance costs make metal roofing a lower cost roofing product after the first 10 years.

         We manufacture overhead doors and interior and exterior doors for use in metal and other buildings. We are one of the largest suppliers in the U.S. of roll-up doors to builders of self-storage facilities.

         We provide our own metal coating and painting products and services for use in component manufacturing. We also provide pre-painted hot roll coils to manufacturers of engineered building systems and metal components. Either a customer provides coils through its own supply channels, which are processed by us, or we purchase hot roll coils and process them for sale as a packaged product. We also pre-paint light gauge steel coils for steel mills, which supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components and lighting fixtures.

         Our metal coating and painting operations apply a variety of paint systems to metal coils. The process generally includes cleaning and painting the coil and slitting it to customer specifications. We believe that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers' in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

         Engineered Building Systems. Engineered building systems consist of pre-engineered structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. We design an integrated engineered building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Engineered building systems typically consist of three systems:

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

         Accessory components complete the engineered building system. These components include doors, windows, gutters and interior partitions.

SALES, MARKETING AND CUSTOMERS

         Metal Building Components. We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names "Metal Building Components," "American Building Components," "MBCI" and "IPS." Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names "Doors & Building Components" or "DBCI." These components also are produced for integration into self storage and engineered building systems sold by us.

         We market our components products within four product lines: commercial/industrial, architectural, wood frame builders and residential.

         Customers include regional engineered building systems manufacturers, general contractors, subcontractors, roofing installers, architects and end-users. Commercial and industrial businesses are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are growing in importance. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects are participating in metal building design and purchase decisions to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings. Residential customers are generally contractors building upscale homes that require an architect-specified product.

         Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 1999, our largest customer for metal components accounted for less than 2% of our total sales.

         We provide our customers with product catalogs tailored to our product lines, which include product specifications and suggested list prices. Some of our catalogs are available on-line through the Internet, which enables architects and other customers to download drawings for use in developing project specifications.

Customers place orders via telephone or facsimile to a sales coordinator at the regional office who enters it onto a standard order form. The form is then sent via computer to the plant and downloaded automatically to the production machines.

         We have a small number of national accounts for our coating and painting products and services and rely on a single sales manager. Our metal coating joint ventures have independent sales forces.

         Engineered Building Systems. We sell engineered building systems to builders nationwide under the brand names "Metallic Buildings," "A&S Buildings" and "Mesco." We market engineered building systems through an in-house sales force to authorized builder networks of over 1,200 builders. We market engineered building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using an in-house sales force. We also sell engineered building systems under the name "All American Systems" and various private labels.

         Our authorized builder networks consist of independent general contractors that market our Metallic Buildings, A&S Buildings and Mesco products to end users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 1999, our largest customer for engineered building systems accounted for less than 2% of our total sales.

         We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. The agreement is cancelable by either party on 60 days notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder's advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end user to erect an engineered building system on the customer's site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

MANUFACTURE AND DESIGN

         Metal Building Components. We operate 37 facilities used for manufacturing of metal components for the building industry, including our metal coating and painting operations. We believe this broad geographic penetration gives us an advantage over our components competitors because major elements of a customer's decision are the speed and cost of delivery from the manufacturing facility to the product's ultimate destination. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. We also own a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

         Our doors, interior partitions and other related panels and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Orders are processed at the Georgia plant and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

         Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls which form the steel into various profiles of medium-gauge structural shapes and light-gauge sheets and panels.

         We operate two metal coating and painting facilities for hot rolled, medium gauge steel coils and two metal coating and painting facilities for painting light gauge steel coils. These facilities primarily service our needs, but we also process steel coils at these facilities for other manufacturers. Metal coating and painting processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. Initially, various metals in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services can also be performed on the coated metal before shipping according to customer specifications. Hot roll steel coils typically are used in the production of secondary structural framing of metal buildings and other structural applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures and appliances. Our metal coating operation is one of only two metal coaters in the United States to receive the Supplier Excellence Award from Bethlehem Steel Corporation.

         We are a joint venture partner in two metal coating operations. We own 50% of a metal coating joint venture with a processing plant in Jackson, Mississippi for painting light gauge steel coils. We also own 50% of a joint venture that recently constructed a hot rolled coil coating facility in Granite City, Illinois that commenced operations in April, 1999. The Granite City facility is used to slit and coat hot rolled coils of medium gauge steel for use in manufacturing purlins and girts. We have agreed to purchase a substantial portion of our production requirements for that product from the Granite City joint venture.

         Engineered Building Systems. After we receive an order, our engineers design the engineered building system to meet the customer's requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 228 engineers and draftsmen in this area.

         Once the specifications and designs of the customer's project have been finalized, the manufacturing of frames and other building systems begins at one of our six frame manufacturing facilities in Texas, Georgia, South Carolina or Tennessee or our joint venture facility in Mexico. The fabrication of the primary structural framing consists of a process in which rigid steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

         Once manufactured, structural framing members and covering systems are shipped to the job site for assembly. We generally are not responsible for any on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

         We own 51% of a joint venture, which began operation of a framing facility in Monterrey, Mexico in July 1997. We purchase substantially all of the framing systems produced by the Mexico joint venture.

RAW MATERIALS

         The principal raw material used in the manufacture of our metal components products and engineered building systems is steel. Components are fabricated from common steel products produced by mills including bars, plates, sheets and galvanized sheets. During the 1999 fiscal year, we purchased approximately 82% of our steel requirements from National Steel Corporation and Bethlehem Steel Corporation. No other steel supplier accounted for more than 10% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better service and delivery. These suppliers generally maintain an inventory of the types of materials we require. This enables us to utilize a form of "just-in-time" inventory management with regard to raw materials.

         We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

BACKLOG

         At October 31, 1999, the total backlog for orders for our products believed by us to be firm was $157 million. This compares with a total backlog for our products of $137 million at October 31, 1998. The increases in backlog reflect the results of our marketing activities and market demand. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 1999 currently is scheduled to extend beyond October 31, 2000.

COMPETITION

         Competition in the metal components and metal buildings markets of the building industry is intense. It is based primarily on:

         o price
         o speed of construction
         o ability to provide added value in the design and engineering of buildings
         o service
         o quality
         o delivery

         We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least four other manufacturers of engineered building systems and several manufacturers of metal components have nationwide coverage. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction, which may be perceived as more traditional, more aesthetically pleasing or having other advantages.

REGULATORY MATTERS

         We must comply with a wide variety of federal, state and local laws and regulations governing the protection of the environment. These laws and regulations cover air emissions, discharges to water, the generation, handling, storage, transportation, treatment and disposal of hazardous substances, the cleanup of contamination, the control of noise and odors and other materials and health and safety matters. Laws protecting the environment generally have become more stringent than in the past and are expected to continue to do so. Environmental laws and regulations generally impose strict liability. This means that in some situations we could be exposed to liability for cleanup costs, and toxic tort or other damages as a result of conduct that was lawful at the time it occurred or because of the conduct of or conditions caused by prior operators or other third parties. This strict liability is regardless of fault on our part. We believe we are in substantial compliance with all environmental standards applicable to our operations. We cannot assure you, however, that cleanup costs, natural resource damages, criminal sanctions, toxic tort or other damages arising as a result of environmental laws and costs associated with complying with changes in environmental laws and regulations will not be substantial and will not have a material adverse effect on our financial condition. From time to time, claims have been made against us under environmental laws. We have insurance coverage applicable to some environmental claims and to specified locations after payment of the applicable deductible. We do not anticipate material capital expenditures to meet current environmental quality control standards. We cannot assure you that more stringent regulatory standards will not be established that might require material capital expenditures.

         We also must comply with federal, state and local laws and regulations governing occupational safety and health, including review by the federal Occupational Health and Safety Administration and similar state agencies. We believe we are in substantial compliance with applicable laws and regulations. Compliance does not have a material adverse affect on our business.

         The engineered building systems we manufacture must meet zoning and building code requirements adopted by local governmental agencies.

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We have a number of United States patents and pending patent applications, including patents relating to metal roofing systems and metal overhead doors. We do not, however, consider patent protection to be a material competitive factor in our industry. We also have several registered trademarks and pending registrations in the United States.

EMPLOYEES

         As of October 31, 1999, we had approximately 3,550 employees, of whom over 2,570 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

         Our employees are not represented by a labor union or collective bargaining agreement. The United Steel Workers of America petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees of our Tallapoosa, Georgia facility. A union election was held at the Tallapoosa facility in January 1996, and the union lost the election. Similar elections were held at our Mattoon, Illinois facility in November 1997 and our Rancho Cucamongo, California facility in August 1998 and November 1999. The United Steel Workers of America lost each of those elections.

ITEM 2.  PROPERTIES.

         The Company conducts manufacturing operations at the following facilities:


                                                                               Square           Owned
Facility                            Products                                    Feet           or Leased
--------                            --------                                   -------        ---------
Chandler, Arizona                   Doors and related metal components          35,000           Leased
Tomlinson, Arizona                  Metal components(1)                         65,980           Owned
Atwater, California                 Metal components(2)                         85,700           Owned
Rancho Cucamonga, California        Metal coating and painting                  98,000           Owned


                                                                               Square            Owned
Facility                            Products                                    Feet            or Leased
--------                            --------                                   -------          ---------
Tampa, Florida                      Metal components(3)                         28,775           Owned
Adel, Georgia                       Metal components(1)                         59,550           Owned
Douglasville, Georgia               Metal components(4)                        110,536           Owned
Douglasville, Georgia               Doors and related metal components          60,000           Owned
Marietta, Georgia                   Metal coating and painting                 125,700           Owned
Tallapoosa, Georgia                 Engineered building systems(5)             246,000          Leased
                                    Metal components
Nampa, Idaho                        Metal components(3)                         42,900           Owned
Granite City, Illinois(6)           Metal coating and painting                  94,000           Owned
Mattoon, Illinois                   Metal components(2)                         90,600           Owned
Shelbyville, Indiana                Metal components(3)                         66,450           Owned
Nicholasville, Kentucky             Metal components(7)                         41,280           Owned
Monterrey, Mexico(8)                Engineered building systems(9)              64,125           Owned
Jackson, Mississippi                Metal components(2)                         96,000           Owned
Jackson, Mississippi(9)             Metal coating and painting                 363,200           Owned
Omaha, Nebraska                     Metal components(6)                         51,750           Owned
Rome, New York                      Metal components(3)                         57,700           Owned
Oklahoma City, Oklahoma             Metal components(1)                         59,695           Owned
Chester, South Carolina             Engineered building systems(5)             124,000           Owned
                                    Metal components
Caryville, Tennessee                Engineered building systems(5)             193,800           Owned
                                    Metal components
Memphis, Tennessee                  Metal coating and painting                  61,500           Owned
Nesbitt, Tennessee                  Metal components(1)                         71,720           Owned
Ennis, Texas                        Metal components and studs                  33,000           Owned
Grand Prairie, Texas                Metal components(1)                         48,027           Owned
Houston, Texas                      Metal components                            97,000           Owned
Houston, Texas (10)                 Metal components(4)                        209,355           Owned
Houston, Texas                      Metal coating and painting                  39,550           Owned
Houston, Texas(11)                  Engineered building systems(5)             358,375           Owned
                                    Metal components
Houston, Texas                      Doors                                       23,625           Owned
Houston, Texas                      Engineered building systems (9)             70,200          Leased
Lubbock, Texas                      Metal components(1)(7)                      64,320           Owned
San Antonio, Texas                  Metal components(3)                         52,360           Owned
Southlake, Texas                    Engineered building systems(5)             123,000           Owned
                                    Metal components
Stafford, Texas                     Metal components                            56,840          Leased
Salt Lake City, Utah                Metal components(1)                         93,150           Owned
Colonial Heights, Virginia          Metal components(1)                         37,000           Owned

---------------------

(1)   Secondary structures and covering systems.
(2)   Includes secondary structures and covering systems.
(3)   Covering systems or products.
(4)   Full components product range.
(5)   Primary structures, secondary structures and covering systems.
(6)   We own a 50% interest in a joint venture that owns this facility.
(7)   Specialized products.
(8)   We own a 51% interest in a joint venture that owns this facility.
(9)   Primary structures.
(10) Includes 18,000 square feet used for the principal offices of the metal building components division.
(11) Includes 33,600 square feet used for our principal executive offices and the principal offices of the engineered buildings division.

         We also maintain several drafting office facilities and retail locations in various states. We have short-term leases for these additional facilities.

         We believe that our present facilities are adequate for our current and projected operations.

         We have purchased approximately five acres of land in Houston, Texas where we have constructed a new 60,000 square foot facility. The new facility will be used as our principal executive and administrative offices.

         We are constructing a new facility on land that we already own in Houston, which will manufacture primary structures. When completed, the new facility will replace the manufacturing facility for primary structures that we currently lease in Houston.

ITEM 3.  LEGAL PROCEEDINGS.

         We are involved in various legal proceedings that we consider to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information required by this Item is incorporated by reference from our 1999 Annual Report to Shareholders, bottom of page 28, regarding the market for our common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from our 1999 Annual Report to Shareholders, top of the inside front cover.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from the following portions of our 1999 Annual Report to Shareholders:
Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 25 through 27.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated by reference from our 1999 Annual Report to Shareholders, page 27.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 1999 Annual Report to Shareholders.


                                                                 Pages of
                                                                 Annual Report
                                                                 to Shareholders
                                                                 ---------------
         Selected quarterly financial data                              28

         Consolidated statements of income for
         each of the three years in the period
         ended October 31, 1999                                         14

         Consolidated balance sheets at
         October 31, 1999 and 1998                                      15

         Consolidated statements of shareholders'
         equity for each of the three years in the
         period ended October 31, 1999                                  16

         Consolidated statements of cash flows
         for each of the three years in the
         period ended October 31, 1999                                  17

         Notes to consolidated financial statements                 18--23

         Report of independent auditors                                 23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of our definitive proxy statement for our annual meeting of shareholders to be held on March 1, 2000.


                                                                 Pages of
                                                              Proxy Statement
                                                              ---------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.           3--7

ITEM 11. EXECUTIVE COMPENSATION.                                   8--11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.                                     1--3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.              15

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)    The following documents are filed as a part of this report:

                1.   Consolidated financial statements (see Item 8).

                2.   Consolidated financial statement schedules.

                     Schedule II--Valuation and Qualifying Accounts

                All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

                3.   Exhibits.

                3.1  Restated Certificate of Incorporation of NCI (filed as
                     Exhibit 3.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                3.2 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                3.3 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

                3.4 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 2.4 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                3.5 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                3.6 Amended and Restated By-Laws of NCI, as amended through February 5, 1992 (filed as Exhibit 3.2 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                3.7 Amendment No. 1 to Amended and Restated By-Laws of NCI (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

               *3.8  Amendment No. 2 to Amended and Restated By-Laws of NCI

                4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                4.2 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among NCI, NationsBank, N.A. (as successor in interest to NationsBank of Texas, N.A.), as administrative agent ("NationsBank"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, Swiss Bank Corporation, as documentation agent ("Swiss Bank"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.3 First Amendment to Credit Agreement, dated May 1, 1998, among NCI, NationsBank, Swiss Bank and the parties named therein (filed as Exhibit 4.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.4 Second Amendment to Credit Agreement, dated May 5, 1998, among NCI, NationsBank, Swiss Bank and the parties named therein (filed as Exhibit 4.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.5 Waiver, Consent and Third Amendment to Credit Agreement, dated May 5, 1999, among NCI, Nations Bank, UBS AG and the parties named therein (filed as Exhibit 4.5 to NCI's registration statement No. 333-80029 and incorporated by reference herein)

                4.6 Master Assignment and Acceptance, dated as of May 6, 1998, among NationsBank, Swiss Bank and the several lenders named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.7 Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.7 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.8 Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.9 Guaranty, dated May 1, 1998, between NationsBank and A&S Building Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.10 Guaranty, dated May 1, 1998, between NationsBank and NCI Building Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.11 Guaranty, dated May 1, 1998, between NationsBank and NCI Holding Corp. (filed as Exhibit 4.12 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.12 Guaranty, dated May 1, 1998, between NationsBank and NCI Operating Corp. (filed as Exhibit 4.13 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.13 Guaranty, dated May 1, 1998, between NationsBank and Metal Building Components, L.P. (formerly MBCI Operating, L.P.) (filed as Exhibit 4.16 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.14 Guaranty, dated May 1, 1998, between NationsBank and Metal Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.15 Guaranty, dated May 13, 1998, between NationsBank and Metal Coaters of California, Inc. (filed as Exhibit 4.18 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.16 Pledge Agreement, dated May 1, 1998, between NCI and NationsBank (filed as Exhibit 4.19 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.17 Pledge Agreement, dated May 1, 1998, between NCI Holding Corp. and NationsBank (filed as Exhibit 4.20 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.18 Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and NationsBank (filed as
                       Exhibit 4.22 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.19 Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and NationsBank (filed as
                       Exhibit 4.23 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.20 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.21 Note Pledge Agreement, dated May 5, 1998, between NCI and NationsBank (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                4.22 Loan Agreement "A," dated September 1, 1991, between the City of Mattoon and NCI (filed as Exhibit 4.11 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                4.23 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by NCI (filed as Exhibit 4.12 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                4.24 Loan Agreement "B," dated September 1, 1991, between the City of Mattoon and NCI (filed as Exhibit 4.13 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                4.25 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by NCI (filed as Exhibit 4.14 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                4.26 Stock Retention and Registration Agreement, dated November 13, 1995, by and between NCI, Doors & Building Components, Inc., and David B. Curtis (filed as Exhibit
                       4.14 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1995, and incorporated by reference herein)

                4.27 7% Convertible Subordinated Debenture dated April 1, 1996, Due April 1, 2001, between NCI Building Systems, Inc. and John T. Eubanks (filed as Exhibit 4.15 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, and incorporated by reference herein)

                4.28 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

                4.29 First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8- A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

                10.1 Employment Agreement, dated April 10, 1989, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                10.2 Amendment to Employment Agreement, dated February 21, 1992, between NCI and Johnie Schulte, Jr. (filed as
                       Exhibit 10.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

               *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998 and September 9, 1999

                10.4 Amended and Restated Nonqualified Stock Option Plan, as amended and restated on December 12, 1996 (filed as Exhibit 10.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

               *10.5   Amendment No. 1 to Amended and Restated Stock Option
                       Plan

               *10.6   Amendment No. 2 to Amended and Restated Stock Option
                       Plan

                10.7   Form of Employee Stock Option Agreement (filed as
                       Exhibit 4.3 to NCI's registration statement no. 33-52080 and incorporated by reference herein)

                10.8   Form of Director Stock Option Agreement (filed as
                       Exhibit 4.4 to NCI's registration statement no. 33-52080 and incorporated by reference herein)

                10.9 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

                10.10  Form of Metallic Builder Agreement (filed as Exhibit
                       10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                10.11 Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

                10.12 Purchase Agreement, dated September 7, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

                10.13 Amendment to Purchase Agreement, dated October 14, 1994, between NCI Building Systems, L.P., Ellis Building Components, Inc., Tony Ellis and Ronald Ellis (filed as
                       Exhibit 2.2 to NCI's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

                10.14  Form of Mesco Metal Buildings Agreement (filed as
                       Exhibit 4.13 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

                10.15 Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc., David B. Curtis, DBCI Acquisition Corp. and NCI (filed as Exhibit 2 to NCI's Current Report on Form 8-K dated November 13, 1995 and incorporated by reference herein)

                10.16 Asset Purchase Agreement, dated April 1, 1996, by and among Anderson Industries, Inc., Charles W. Anderson, Thomas L. Anderson, Jr., John T. Eubanks, Robert K. Landon, NCI Building Systems, L.P. and NCI (filed as
                       Exhibit 2 to NCI's Current Report on Form 8-K dated April 1, 1996 and incorporated by reference herein).

                10.17 Employment Agreement, dated April 1, 1996, between NCI and John T. Eubanks (filed as Exhibit 10.19 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated by reference herein)

                10.18 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                10.19 Letter Agreement, dated May 4, 1998, by and among NCI, BTR Australia Limited and BTR plc, amending the Stock Purchase Agreement (filed as Exhibit 2.2 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                10.20 Note Purchase Agreement, dated April 30, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                10.21 Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                10.22 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

               *13 1999 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

               *21     List of Subsidiaries

               *23     Consent of Independent Auditors

               *27     Financial Data Schedule

--------------------------
*        Filed herewith

         (b)      Reports on Form 8-K.

                  None



"This Annual Report contains forward-looking statements concerning our business and operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in our filings with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of January, 1999.

                                   NCI BUILDING SYSTEMS, INC.

                                   By: /s/ Johnie Schulte
                                      -----------------------------------------
                                      Johnie Schulte, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of January, 1999.


         Name                                          Title
         ----                                          -----
/s/ Johnie Schulte                                     Chief Executive Officer and Director
--------------------------                             (principal executive officer)
Johnie Schulte

/s/ Robert J. Medlock                                  Executive Vice President, Chief Financial
--------------------------                             Officer and Director
Robert J. Medlock                                      (principal accounting and financial officer)

/s/ Thomas C. Arnett                                   Director
--------------------------
Thomas C. Arnett

/s/ William D. Breedlove                               Director
--------------------------
William D. Breedlove

/s/ Gary L. Forbes                                     Director
--------------------------
Gary L. Forbes

/s/ A.R. Ginn                                          Director
--------------------------
A.R. Ginn

/s/ Kenneth W. Maddox                                  Director
--------------------------
Kenneth W. Maddox

/s/ Robert N. McDonald                                 Director
--------------------------
Robert N. McDonald

/s/ C.A. Rundell, Jr.                                  Director
--------------------------
C. A. Rundell, Jr.

/s/ Daniel D. Zabcik                                   Director
--------------------------
Daniel D. Zabcik

                           NCI BUILDING SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS



                                                 Balance at             Additions                                  Balance
                                                 Beginning           Charged to Costs                               at End
             Description                         of Period             and Expenses         Deductions(1)         of Period
             -----------                       ---------------       ----------------      ---------------       ---------------
Year ended October 31, 1999:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ............       $     2,321,000       $     2,402,000       $     1,414,000       $     3,309,000
Year ended October 31, 1998:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ............       $     1,498,000       $     2,625,000       $     1,802,000       $     2,321,000
Year ended October 31, 1997:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ............       $     1,629,000       $     1,223,000       $     1,354,000       $     1,498,000

(1)      Uncollectible accounts, net of recoveries.

                               INDEX TO EXHIBITS


   Exhibit
   Number                  Description
   -------                 -----------

   3.1 Restated Certificate of Incorporation of NCI (filed as Exhibit 3.1 to NCI's registration statement no.
                           33-45612 and incorporated by reference herein)

   3.2                     Certificate of Amendment to Restated Certificate of
                           Incorporation of NCI (filed as Exhibit 3.1.1 to
                           NCI's registration statement no. 33-45612 and incorporated by reference herein)

   3.3                     Certificate of Amendment to Restated Certificate of
                           Incorporation of NCI (filed as Exhibit 3.3 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1994 and incorporated by reference herein)

   3.4                     Certificate of Amendment to Restated Certificate of
                           Incorporation of NCI (filed as Exhibit 2.4 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

   3.5                     Certificate of Amendment to Restated Certificate of
                           Incorporation of NCI (filed as Exhibit 3.5 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   3.6 Amended and Restated By-Laws of NCI, as amended through February 5, 1992 (filed as Exhibit 3.2 to
                           NCI's registration statement no. 33-45612 and incorporated by reference herein)

   3.7                     Amendment No. 1 to Amended and Restated By-Laws of
                           NCI (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

  *3.8                     Amendment No. 2 to Amended and Restated By-Laws of
                           NCI

   4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

   4.2                     Credit Agreement, dated March 25, 1998 (the "Credit
                           Agreement"), by and among NCI, NationsBank, N.A. (as successor in interest to NationsBank of Texas, N.A.), as administrative agent ("NationsBank"),
                           NationsBanc Montgomery Securities LLC, as arranger and syndication agent, Swiss Bank Corporation, as documentation agent ("Swiss Bank"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.3                     First Amendment to Credit Agreement, dated May 1,
                           1998, among NCI, NationsBank, Swiss Bank and the parties named therein (filed as Exhibit 4.4 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)


   4.4                     Second Amendment to Credit Agreement, dated May 5,
                           1998, among NCI, NationsBank, Swiss Bank and the parties named therein (filed as Exhibit 4.5 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.5                     Waiver, Consent and Third Amendment to Credit
                           Agreement, dated May 5, 1999, among NCI, Nations
                           Bank, UBS AG and the parties named therein (filed as Exhibit 4.5 to NCI's registration statement No.
                           333-80029 and incorporated by reference herein)

   4.6                     Master Assignment and Acceptance, dated as of May 6,
                           1998, among NationsBank, Swiss Bank and the several lenders named therein (filed as Exhibit 4.6 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.7                     Facility A Notes (Revolving Credit), dated May 6,
                           1998, of NCI in favor of lenders named therein
                           (filed as Exhibit 4.7 to NCI's Annual Report on Form
                           10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.8                     Facility B Notes (Term Loan), dated May 6, 1998, of
                           NCI in favor of lenders named therein (filed as Exhibit 4.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.9                     Guaranty, dated May 1, 1998, between NationsBank and
                           A&S Building Systems, L.P. (filed as Exhibit 4.10 to
                           NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.10                    Guaranty, dated May 1, 1998, between NationsBank and
                           NCI Building Systems, L.P. (filed as Exhibit 4.11 to
                           NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.11                    Guaranty, dated May 1, 1998, between NationsBank and
                           NCI Holding Corp. (filed as Exhibit 4.12 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.12                    Guaranty, dated May 1, 1998, between NationsBank and
                           NCI Operating Corp. (filed as Exhibit 4.13 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.13                    Guaranty, dated May 1, 1998, between NationsBank and
                           Metal Building Components, L.P. (formerly MBCI
                           Operating, L.P.) (filed as Exhibit 4.16 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.14                    Guaranty, dated May 1, 1998, between NationsBank and
                           Metal Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.15 Guaranty, dated May 13, 1998, between NationsBank and Metal Coaters of California, Inc. (filed as
                           Exhibit 4.18 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)



   4.16                    Pledge Agreement, dated May 1, 1998, between NCI and
                           NationsBank (filed as Exhibit 4.19 to NCI's Annual
                           Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.17                    Pledge Agreement, dated May 1, 1998, between NCI
                           Holding Corp. and NationsBank (filed as Exhibit 4.20 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.18                    Assignment of Partnership Interests, dated May 1,
                           1998, between NCI Operating Corp. and NationsBank
                           (filed as Exhibit 4.22 to NCI's Annual Report on
                           Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.19                    Assignment of Partnership Interests, dated May 1,
                           1998, between NCI Holding Corp. and NationsBank
                           (filed as Exhibit 4.23 to NCI's Annual Report on
                           Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.20                    Promissory Note, dated May 5, 1998, of NCI Holding
                           Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

   4.21                    Note Pledge Agreement, dated May 5, 1998, between
                           NCI and NationsBank (filed as Exhibit 4.27 to NCI's
                           Annual Report on Form 10-K for the fiscal year ended
                           October 31, 1998 and incorporated by reference herein)

   4.22 Loan Agreement "A," dated September 1, 1991, between the City of Mattoon and NCI (filed as Exhibit 4.11 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   4.23 $250,000 Promissory Note A, dated October 31, 1991, in favor of the City of Mattoon executed by NCI
                           (filed as Exhibit 4.12 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   4.24 Loan Agreement "B," dated September 1, 1991, between the City of Mattoon and NCI (filed as Exhibit 4.13 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   4.25 $250,000 Promissory Note B, dated January 20, 1992, in favor of the City of Mattoon executed by NCI
                           (filed as Exhibit 4.14 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   4.26                    Stock Retention and Registration Agreement, dated
                           November 13, 1995, by and between NCI, Doors &
                           Building Components, Inc., and David B. Curtis
                           (filed as Exhibit 4.14 to NCI's Annual Report on
                           Form 10-K for the fiscal year ended October 31, 1995, and incorporated by reference herein)

   4.27                    7% Convertible Subordinated Debenture dated April 1,
                           1996, Due April 1, 2001, between NCI Building
                           Systems, Inc. and John T. Eubanks (filed as Exhibit
                           4.15 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, and incorporated by reference herein)


   4.28 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit
                           2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

   4.29                    First Amendment to Rights Agreement, dated June 24,
                           1999, by and between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8- A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

   10.1                    Employment Agreement, dated April 10, 1989, between
                           NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   10.2                    Amendment to Employment Agreement, dated February
                           21, 1992, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

  *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998 and September 9, 1999

   10.4 Amended and Restated Nonqualified Stock Option Plan, as amended and restated on December 12, 1996 (filed as Exhibit 10.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  *10.5                    Amendment No. 1 to Amended and Restated Stock Option
                           Plan

  *10.6                    Amendment No. 2 to Amended and Restated Stock Option
                           Plan

   10.7                    Form of Employee Stock Option Agreement (filed as
                           Exhibit 4.3 to NCI's registration statement no.
                           33-52080 and incorporated by reference herein)

   10.8                    Form of Director Stock Option Agreement (filed as
                           Exhibit 4.4 to NCI's registration statement no.
                           33-52080 and incorporated by reference herein)

   10.9                    401(k) Profit Sharing Plan (filed as Exhibit 4.1 to
                           NCI's registration statement no. 33-52078 and incorporated by reference herein)

   10.10                   Form of Metallic Builder Agreement (filed as Exhibit
                           10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

   10.11                   Form of A&S Builder Agreement (filed as Exhibit
                           10.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

   10.12                   Purchase Agreement, dated September 7, 1994, between
                           NCI Building Systems, L.P., Ellis Building
                           Components, Inc., Tony Ellis and Ronald Ellis (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)


   10.13                   Amendment to Purchase Agreement, dated October 14,
                           1994, between NCI Building Systems, L.P., Ellis
                           Building Components, Inc., Tony Ellis and Ronald
                           Ellis (filed as Exhibit 2.2 to NCI's Current Report on Form 8-K dated October 14, 1994 and incorporated by reference herein)

   10.14                   Form of Mesco Metal Buildings Agreement (filed as
                           Exhibit 4.13 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

   10.15 Asset Purchase Agreement, dated October 13, 1995, by and among Doors & Building Components, Inc., David
                           B. Curtis, DBCI Acquisition Corp. and NCI (filed as
                           Exhibit 2 to NCI's Current Report on Form 8-K dated
                           November 13, 1995 and incorporated by reference herein)

   10.16 Asset Purchase Agreement, dated April 1, 1996, by and among Anderson Industries, Inc., Charles W.
                           Anderson, Thomas L. Anderson, Jr., John T. Eubanks,
                           Robert K. Landon, NCI Building Systems, L.P. and NCI
                           (filed as Exhibit 2 to NCI's Current Report on Form
                           8-K dated April 1, 1996 and incorporated by reference herein).

   10.17                   Employment Agreement, dated April 1, 1996, between
                           NCI and John T. Eubanks (filed as Exhibit 10.19 to
                           NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1997 and incorporated by reference herein)

   10.18 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

   10.19                   Letter Agreement, dated May 4, 1998, by and among
                           NCI, BTR Australia Limited and BTR plc, amending the
                           Stock Purchase Agreement (filed as Exhibit 2.2 to
                           NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

   10.20 Note Purchase Agreement, dated April 30, 1999, by and among NCI, the guarantors named therein, Warburg
                           Dillon Read LLC, Montgomery NationsBanc Securities
                           LLC, First Union Capital Markets Corp. and Bear,
                           Stearns & Co. Inc. (filed as Exhibit 10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

   10.21 Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg
                           Dillon Read LLC, Montgomery NationsBanc Securities
                           LLC, First Union Capital Markets Corp. and Bear,
                           Stearns & Co. Inc. (filed as Exhibit 10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

   10.22 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

  *13 1999 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form
                           10-K, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

  *21                      List of Subsidiaries



   *23                     Consent of Independent Auditors

   *27                     Financial Data Schedule

----------------------
*    Filed herewith