Form 10-Q
period 2000-01-31
NCI BUILDING SYSTEMS INC
filed 2000-03-15
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: January 31, 2000
                      -----------------

COMMISSION FILE NUMBER: 1-14315
                       --------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                  76-0127701
--------------------------------------       ----------------------------------
     (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

               7301 Fairview
                Houston, TX                                77041
------------------------------------------       -------------------------------
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

Common Stock, $.01 Par Value--18,141,822 shares as of January 31, 2000

                           NCI BUILDING SYSTEMS, INC.

                                      INDEX

PART 1. FINANCIAL STATEMENTS                                            PAGE NO.
                                                                        --------

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated balance sheets                                      1
          January 31, 2000 and October 31, 1999

          Consolidated statements of income                                2
          Three months ended January 31, 2000 and 1999

          Condensed consolidated statements of cash flows                  3
          Three months ended January 31, 2000 and 1999

          Notes to consolidated financial statements                       4
          January 31, 2000


ITEM 2.   Management's Discussion and Analysis of  Financial               6
          Condition and Results of Operations

PART 2. OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                11

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             January 31,  October 31,
                                                                2000        1999
                                                             -----------  -----------
                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                  $   6,640    $ 16,089
   Accounts receivable, net                                     104,603     105,608
   Inventories                                                   90,089      83,988
   Deferred income taxes                                          6,943       6,943
   Prepaid expenses                                               6,349       5,037
                                                              ---------    --------

   Total current assets                                         214,624     217,665

   Property, plant and equipment, net                           199,447     197,855
                                                              ---------    --------

   Other assets:
     Excess of costs over fair value of acquired net assets     396,444     398,606
     Investment in joint ventures and other assets               37,834
                                                                             41,357
                                                              ---------    --------

   Total assets                                               $ 848,349    $855,483
                                                              =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                          $  37,547    $ 36,297
   Accounts payable                                              57,038      65,209
   Accrued compensation and benefits                              9,934      17,021
   Accrued income taxes                                           8,005      10,454
   Other accrued expenses                                        20,653      28,113
                                                              ---------    --------

   Total current liabilities                                    133,177     157,094
                                                              ---------    --------

Long-term debt, noncurrent portion                              411,649     397,062
Deferred income taxes                                            24,022      24,037
                                                              ---------    --------

Shareholders' equity:
   Common stock                                                     186         186
   Additional paid in capital                                    97,508      97,289
   Retained earnings                                            188,813     179,815
   Treasury Stock                                                (7,006)         --
                                                              ---------    --------

   Total shareholders' equity                                   279,501     277,290
                                                              ---------    --------

Total liabilities and shareholders' equity                    $ 848,349    $855,483
                                                              =========    ========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Three Months Ended
                                                           January 31,
                                                         2000       1999
                                                       --------   --------


Sales                                                  $232,052   $214,347

Cost of sales                                           172,656    160,070
                                                       --------   --------
     Gross profit                                        59,396     54,277
Operating expenses                                       35,183     32,070
                                                       --------   --------
     Income from operations                              24,213     22,207
Interest expense                                          9,249      9,751
Other income                                                797        670
Joint venture income                                        104         20
                                                       --------   --------
     Income before income taxes                          15,865     13,146
Provision for income taxes                                6,867      5,721
                                                       --------   --------
Net income                                             $  8,998   $  7,425
                                                       ========   ========
Net income per common and common equivalent share:
     Basic                                             $    .49   $    .41
                                                       ========   ========
     Diluted                                           $    .48   $    .39
                                                       ========   ========



See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                Three Months Ended
                                                                     January 31,
                                                                  2000        1999
                                                                --------    --------


Net income                                                      $  8,998    $  7,425
Adjustments to reconcile net income to net cash provided by
      operating activities:
      Depreciation and amortization                                7,880       7,034
      (Gain) loss on sale of fixed assets                            (66)         54
      Provision for doubtful accounts                                563         985
      Deferred income tax provision                                  (15)       (254)
      Changes in working capital:
        Current assets                                            (6,971)     (3,301)
        Current liabilities                                      (25,116)     (2,105)
                                                                --------    --------
Net cash provided by (used in) operating activities             $(14,727)   $  9,838

Cash flows from investing activities:
      Purchase of property, plant and equipment                   (6,113)    (11,165)
      Other                                                        2,378          (1)
                                                                --------    --------
Net cash used in investing activities                             (3,735)    (11,166)
                                                                --------    --------
Cash flows from financing activities:
        Proceeds from stock options exercise                         182         529
        Net (payments) borrowing on revolving lines of credit     24,587       8,387
        Payments on long-term debt                                (8,750)     (7,500)
        Purchase of treasury stock                                (7,006)         --
                                                                --------    --------
Net cash provided by financing activities                          9,013       1,416
                                                                --------    --------
Net increase (decrease) in cash and cash equivalents            $ (9,449)   $     88
                                                                ========    ========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended January 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, filed with the Securities and Exchange Commission.


NOTE 2 -- INVENTORIES

The components of inventory consist of the following:

                                      January 31,         October 31,
                                         2000                1999
                                      -----------         -----------

Raw materials                            $ 72,068         $    65,315
Work-in-process and finished goods         18,021              18,673
                                         --------         -----------
                                         $ 90,089         $    83,988
                                         ========         ===========


NOTE 3 - BUSINESS SEGMENTS

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1999. The Company has divided its operations into two reportable segments: engineered building systems and metal components, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segments' performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot rolled material. Information with respect to the segments is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 6.

NCI BUILDING SYSTEMS, INC.


NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                     Three Months Ended
                                                        January 31,
                                                      2000      1999
                                                     -------   --------

Net income                                           $ 8,998   $ 7,425
         Add: Interest, on convertible debenture
              assumed converted, net of tax               17        17
                                                     -------   -------
Adjusted net income                                  $ 9,015   $ 7,442

Weighted average common shares outstanding            18,274    18,168
         Add: Common stock equivalents
              Stock option plan                          261       833
              Convertible debentures                     100       100
                                                     -------   -------

Weighted average common shares outstanding,
              assuming dilution                       18,635    19,101
                                                     =======   =======
Net income per common and common equivalent share:
     Basic                                           $   .49   $   .41
                                                     =======   =======
     Diluted                                         $   .48   $   .39
                                                     =======   =======


NOTE 5 - OTHER ITEMS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101, which is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first fiscal quarter of the fiscal year ended October 31, 2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

NCI BUILDING SYSTEMS, INC.


ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's various product lines have been aggregated into two business segments: metal building components and engineered building systems. These aggregations are based on the similar nature of the products, distribution of products and management and reporting of those products within the Company. Both segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and terms of financing available for construction.

Products of both business segments are similar in basic raw materials used and manufacturing. Engineered building systems includes the manufacturing of structural framing, supplies and value added engineering and drafting, which are typically not part of component products or services. The Company believes it has one of the broadest product offerings of metal building products in the industry.

Intersegment sales consist primarily of products and services provided to the engineered buildings segment by the component segment including paintings and coating of hot rolled material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.


                                  THREE MONTHS ENDED   THREE MONTHS ENDED
                                   JANUARY 31, 2000     JANUARY 31, 1999
                                  ------------------   ------------------
                                                 %                    %
                                                ----                 ----

SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems   $  76,778      33    $  75,738      35
     Metal building components       155,274      67      138,609      65
     Intersegment sales               11,204       5       14,399       7
     Corporate/eliminations          (11,204)     (5)     (14,399)     (7)
                                   ---------    ----    ---------    ----
          Total net sales (1)      $ 232,052     100    $ 214,347     100
                                   =========    ====    =========    ====

OPERATING INCOME:
     Engineered building systems   $   7,066       9    $   9,153      12
     Metal building components        17,549      11       13,317      10
     Corporate/eliminations             (402)     --         (263)     --
                                   ---------    ----    ---------    ----
          Total operating income   $  24,213      10    $  22,207      10
                                   =========    ====    =========    ====

TOTAL ASSETS:
     Engineered building systems   $  95,953      11       87,124      11
     Metal building components       358,150      42      345,323      42
     Corporate/eliminations          394,246      47      393,444      47
                                   ---------    ----    ---------    ----
          Total assets             $ 848,349     100    $ 825,891     100
                                   =========    ====    =========    ====

NCI BUILDING SYSTEMS, INC.


THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999.

Consolidated sales for the quarter ended January 31, 2000 increased by $17.7 million, or 8%, compared to the first quarter of fiscal 1999. Most of this increase came from the metal components segment, which was up 12% compared to the prior year. Market share gains coupled with favorable prevailing weather accounted for the increase over the prior year.

Engineered Building Systems sales increased only 1% in the first quarter compared to the prior year's first quarter. Although our major building systems operations showed improvement over the prior year, one of our regional operating companies performed below expectations and offset these increases. Incoming orders for engineered building systems were 11% over the prior year and backlog at the end of the quarter was up 22%. Engineered building systems accounted for 33% of total consolidated sales in the first quarter of fiscal 2000 compared to 35% in the first quarter of fiscal 1999.

Operating income of engineered building systems declined in the first quarter of fiscal 2000 by 23% to $7.1 million compared to $9.2 million in the prior year's first quarter. Significant under performance in one of the Company's regional operating units coupled with a general increase in operating expenses as discussed below resulted in this decline in operating income contribution. As a percent of sales, engineered building systems' operating income was 9% in the current quarter compared to 12% in the prior year. Lower sales volume than expected resulted in a higher percentage of operating expenses which accounted for this decline. Gross profit margins in the current quarter were comparable to the prior year.

Metal Building Components sales increased by 12% in the first quarter compared to the prior year's first quarter. Favorable weather aided sales growth particularly in the rural product lines of this segment. Higher sales volume resulted in increased utilization of the painting and coating operations of this segment and door and component sales into the mini storage industry were particularly strong in the first quarter. This segment accounted for 67% of consolidated sales in the first quarter of fiscal year 2000 compared to 65% in the prior year's first quarter.

Increased sales volume and higher utilization of plant facilities resulted in a 32% increase in operating income for the first quarter of fiscal 2000 compared to the prior year. As a percent of sales, operating income increased from 10% in fiscal 1999 to 11% in fiscal 2000.

Consolidated operating expenses, consisting of engineering and drafting, selling and administrative costs, increased to $35.2 million in the first quarter of fiscal 2000 compared to $32.1 million in fiscal 1999. This represented an increase of 10%, which was higher than the sales growth of 8%. Operating expenses increased at a faster rate than sales due primarily to a larger operating and selling expense base required to support an anticipated higher revenue base in 2000, as well as higher information technology related costs in the first quarter of 2000 relating to the completion of various systems implementations in the quarter. As a percent of sales, operating expenses were 15.2% in fiscal 2000 compared to 15.0% in fiscal 1999.

NCI BUILDING SYSTEMS, INC.

Interest expense in fiscal 2000 declined to $9.2 million compared to $9.8 million in fiscal 1999. This decrease resulted from lower average debt levels in fiscal 2000 offset by increased rate cost due to the refinancing of $125 million in floating rate debt to a fixed rate of 9.25% with longer maturity and the general increase in floating rate interest costs in the first quarter of fiscal 2000 as compared to rates in the first quarter of fiscal 1999.

Joint Venture operations include 50% interests in both light gauge and heavy gauge coil coating operations in the United States and a 50% interest in a Mexico drafting and sales operation. Total joint venture income from these three operations increased in fiscal 2000 due to improved operations at all three ventures.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2000, the Company had working capital of $81.4 million compared to $60.6 million at the end of fiscal 1999. The majority of this increase came from a reduction in current liabilities related to payments of year end incentives and income tax payments for fiscal 1999. During the first quarter of fiscal 2000, the Company generated cash flow from operations before changes in working capital components of $17.4 million. This cash flow, along with additional borrowings under the Company's credit agreements of $15.8 million, was used to finance the $20.8 million increase in working capital, net repurchases of Company common stock of $7.0 million and capital expenditures of $6.1 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowing early in the year with the majority of debt reduction occurring in the second half of the year as sales and income increase early in the year.

The Company has a $440 million senior credit facility from a syndicate of banks, which includes a $40 million 364-day facility and a $200 million five year revolver which matures on July 1, 2003. In addition, the Company has a five year term loan which matures on July 1, 2003 and required current quarterly payments of $8.75 million in the first quarter of 2000 and gradually increasing to $12.5 million at maturity. As of January 31, 2000, the Company had $170.1 million outstanding under the revolving credit facility and had $152.5 million outstanding under the five year term loan.

Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that ranges from 0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of the Bank of America, N.A. prime rate or the overnight Federal funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 1.375% on LIBOR loans and 0% on base rate loans.

The 364-day revolver matures on May 1, 2000 and the Company has requested a one year extension of the maturity date. If the 364 day revolver is not extended by the lenders, the Company has the option to convert it to a three-year term note. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

NCI BUILDING SYSTEMS, INC.


In addition, the Company has $125 million of senior subordinated notes, which mature on May 1, 2009. The notes have an interest rate of 9.25%.

During the quarter, the Company spent $6.1 million for capital additions for plant expansions, capital replacements and betterments and the completion of management information systems. The Company plans to spend approximately $26 million in capital additions during fiscal 2000. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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

IMPACT OF YEAR 2000 ISSUE

During 1999, the Company completed a review of its computer systems to identify the systems that could be affected by the year 2000 issue and implemented its plans to ensure that its management information systems ("MIS") and computer software were year 2000 compliant.

To date, the company has not experienced any year 2000 problems with either its internal MIS or with any third parties with whom it transacts business. The Company believes that it has addressed all issues which could have a material adverse on its business, financial condition or results of operations.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 31, 2000, the Company had $322.6 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

NCI BUILDING SYSTEMS, INC.

--------------------------------------------------------------------------------
FORWARD LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and order patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic activities accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission including its annual report on Form 10-K for the year ended October 31, 1999. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

NCI BUILDING SYSTEMS, INC.


PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         No. 27 Financial Data Schedule

     (b) REPORTS ON FORM 8-K

         None

NCI BUILDING SYSTEMS, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     NCI BUILDING SYSTEMS, INC.
                                                     ---------------------------
                                                            (Registrant)



Date: March 15, 2000                                 By: /s/ ROBERT J. MEDLOCK
     ---------------                                    ------------------------

                                                        Robert J. Medlock
                                                        Executive Vice President
                                                        Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION
-----------         -----------

   27               Financial Data Schedule