Form 10-Q
period 2000-04-30
NCI BUILDING SYSTEMS INC
filed 2000-06-13
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  April 30, 2000

COMMISSION FILE NUMBER:  1-14315

                           NCI BUILDING SYSTEMS, INC.
 ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                          76-0127701
 ------------------------------                        ------------------
(STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
             Houston, TX                                    77064
---------------------------------------                   ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                 (281) 897-7788
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                        7301 Fairview, Houston, TX 77041
             ------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT

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

Common Stock, $.01 Par Value--17,882,409 shares as of April 30, 2000

                           NCI BUILDING SYSTEMS, INC.
                                      INDEX

PART 1.  FINANCIAL STATEMENTS                                         PAGE NO.
                                                                      --------
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated balance sheets                                    1
           April 30, 2000 and October 31, 1999

           Consolidated statements of income                              2
           Three months ended April 30, 2000 and 1999

           Consolidated statements of income                              3
           Six months ended April 30, 2000 and 1999

           Condensed consolidated statements of cash flows                4
           Six months ended April 30, 2000 and 1999

           Notes to consolidated financial statements                   5-6
           April 30, 2000


ITEM 2.    Management's Discussion and Analysis of  Financial          7-11
           Condition and Results of Operations

PART 2.  OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders           12

ITEM 6.    Exhibits and Reports on Form 8-K                              12

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                              April 30,  October 31,
                                                                2000        1999
                                                            -----------  ----------
                                                            (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                          $   2,498    $  16,089
          Accounts receivable, net                             118,861      105,608
          Inventories                                           86,204       83,988
          Deferred income taxes                                  6,943        6,943
          Prepaid expenses                                       7,874        5,037
                                                             ---------    ---------

          Total current assets                                 222,380      217,665

Property, plant and equipment, net                             226,638      197,855
                                                             ---------    ---------

Excess of costs over fair value of acquired net assets         403,782      398,606
Other assets, primarily investment in joint ventures            18,162       41,357
                                                             ---------    ---------

          Total assets                                       $ 870,962    $ 855,483
                                                             =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long term debt                  $  38,797    $  36,297
          Accounts payable                                      57,300       65,209
          Accrued compensation and benefits                     12,739       17,021
          Accrued income taxes                                   4,085       10,454
          Other accrued expenses                                22,137       28,113
                                                             ---------    ---------

          Total current liabilities                            135,058      157,094
                                                             ---------    ---------

Long-term debt, noncurrent portion                             426,235      397,062
Deferred income taxes                                           24,012       24,037
                                                             ---------    ---------

Shareholders' equity:
          Common stock                                             186          186
          Additional paid in capital                            97,464       97,289
          Retained earnings                                    198,884      179,815
          Treasury stock                                       (10,877)          --
                                                             ---------    ---------

          Total shareholders' equity                           285,657      277,290
                                                             ---------    ---------

Total liabilities and shareholders' equity                   $ 870,962    $ 855,483
                                                             =========    =========


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months Ended April 30,
                                                  2000               1999
                                               ---------           --------
Sales                                          $ 232,766          $ 217,365

Cost of sales                                    171,356            162,981
                                               ---------          ---------

Gross profit                                      61,410             54,384


Operating expenses                                35,520             31,754
                                               ---------          ---------

Income from operations                            25,890             22,630

Interest expense                                   9,505              9,188
Other (income) expense                              (721)              (892)
Joint venture (income) expense                      (419)            (1,039)
                                               ---------          ---------

Income before income taxes                        17,525             15,373

Provision for income taxes                         7,454              6,425
                                               ---------          ---------

Net income                                     $  10,071          $   8,948
                                               =========          =========

Net income per share - basic                   $     .56          $     .49
                                               =========          =========

Net income per share - diluted                 $     .55          $     .47
                                               =========          =========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             Six Months Ended April 30,
                                               2000             1999
                                             ---------        ---------
Sales                                        $ 464,818        $ 431,712

Cost of sales                                  344,012          323,051
                                             ---------        ---------

Gross profit                                   120,806          108,661


Operating expenses                              70,703           63,824
                                             ---------        ---------

Income from operations                          50,103           44,837

Interest expense                                18,754           18,939
Other (income) expense                          (1,518)          (1,562)
Joint venture (income) expense                    (523)          (1,059)
                                             ---------        ---------

Income before income taxes                      33,390           28,519

Provision for income taxes                      14,321           12,146
                                             ---------        ---------

Net income                                   $  19,069        $  16,373
                                             =========        =========

Net income per share - basic                 $    1.05        $     .90
                                             =========        =========

Net income per share - diluted               $    1.03        $     .86
                                             =========        =========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      Six Months Ended April 30,
                                                                         2000            1999
                                                                      ---------        --------
Cash flows from operating activities:

       Net income                                                     $ 19,069         $ 16,373

       Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation and amortization                              16,122           14,043

             (Gain) loss on sale of fixed assets                           (64)            (122)

             Provision for doubtful accounts                             1,096            1,509

             Deferred income tax provision                                 (25)            (269)

             Changes in working capital:

                 Current assets                                         (8,674)          (3,469)

                 Current liabilities                                   (23,928)          (5,438)
                                                                      --------         --------

       Net cash provided by operating activities                      $  3,596         $ 22,627
                                                                      --------         --------


Cash flows from investing activities:

             Purchase of property, plant and equipment                 (13,937)         (18,471)

             Other                                                       2,949           (2,598)

             Acquisition of DOUBLECOTE L.L.C                           (24,408)              --
                                                                      --------         --------

       Net cash used in investing activities                           (35,396)         (21,069)
                                                                      --------         --------


Cash flows from financing activities:

             Proceeds from stock options exercise                          516              693

             Net (payments) borrowings on revolving lines of credit     49,173            3,923

             Payments on long-term debt                                (17,500)          (7,500)

             Purchase of treasury stock                                (13,980)              --
                                                                      --------         --------

       Net cash provided by (used in) financing activities              18,209           (2,884)
                                                                      --------         --------

Net increase (decrease) in cash and cash equivalents                  $(13,591)        $ (1,326)
                                                                      ========         ========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended April 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

         The components of inventory are as follows:

                                     April 30, October 31,
                                       2000       1999
                                     --------  ----------
Raw materials                        $66,171    $65,315
Work in process and finished goods    20,033     18,673
                                     -------    -------
                                     $86,204    $83,988
                                     =======    =======

NOTE 3 - BUSINESS SEGMENTS

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1999. The Company has divided its operations into two reportable segments: engineered building systems and metal components, based on similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segments' performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot rolled material. Information with respect to the segments is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations on page 7.

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 2000


NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                     Three Months Ended April 30,        Six Months Ended April 30,
                                                       2000               1999            2000                 1999
                                                     -------             -------         -------             -------
Net income                                           $10,071             $ 8,948         $19,069             $16,373
         Add:  Interest, net of tax on convertible
               debenture assumed converted                17                  17              34                  34
                                                     -------             -------         -------             -------
               Adjusted net income                    10,088               8,965          19,103              16,407

Weighted average common shares outstanding            17,901              18,368          18,088              18,268
         Add:  Common stock equivalents
               Stock option plan                         443                 657             420                 746
               Convertible debentures                    100                 100             100                 100
                                                     -------             -------         -------             -------

Weighted average common shares
            outstanding, assuming dilution            18,444              19,125          18,608              19,114
                                                     =======             =======         =======             =======

Net income per share - Basic                         $   .56             $   .49         $  1.05             $   .90
                                                     =======             =======         =======             =======

Net income per share - Diluted                       $   .55             $   .47         $  1.03             $   .86
                                                     =======             =======         =======             =======

NOTE 5 - ACQUISITION

On March 31, 2000, the Company acquired its partner's 50% share of DOUBLECOTE, L.L.C., a metal coil coating business that it developed and previously owned jointly with Consolidated Systems, Inc., a privately held company. The transaction was valued at approximately $26 million, and accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $9 million, based on our preliminary purchase price allocation, which may be adjusted upon final valuation of certain assets and liabilities. The consolidated results of operations for the six months ended April 30, 2000 include five months of DOUBLECOTE earnings accounted for under the equity method, and one month's consolidated operations, since it was acquired on March 31, 2000.

NOTE 6 - OTHER ITEMS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101, which is effective for the first fiscal quarter of the fiscal year beginning after December 15, 1999, provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first fiscal quarter of the fiscal year ended October 31, 2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

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

Products of both business segments are similar in basic raw materials used and manufacturing. Engineered building systems includes the manufacturing of structural framing and value added engineering and drafting, which are typically not part of component products or services. The Company believes it has one of the broadest product offerings of metal building products in the industry.

Intersegment sales consist primarily of products and services provided to the engineered buildings segment by the components segment, including painting and coating of hot rolled material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

                                             THREE MONTHS ENDED        THREE MONTHS ENDED
                                               APRIL 30, 2000            APRIL 30, 1999
                                          ----------------------    ----------------------
                                                               %                         %
                                                      ----------                ----------
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ...      $  74,379           32    $  70,720           33
     Metal building components .....        158,387           68      146,645           67
     Intersegment sales ............         10,488            5       13,547            6
     Corporate/eliminations ........        (10,488)          (5)     (13,547)          (6)
                                          ---------    ---------    ---------    ---------
          Total net sales ..........      $ 232,766          100    $ 217,365          100
                                          ---------    ---------    ---------    ---------

OPERATING INCOME:
     Engineered building systems ...      $   8,236           11    $   7,163           10
     Metal building components .....         18,169           11       15,423           11
     Corporate/eliminations ........           (515)          --           44           --
                                          ---------    ---------    ---------    ---------
          Total operating income ...      $  25,890           11    $  22,630           10
                                          ---------    ---------    ---------    ---------

TOTAL ASSETS:
     Engineered building systems ...      $  95,382           11    $  86,647           10
     Metal building components .....        383,033           44      348,290           42
     Corporate/eliminations ........        392,547           45      391,754           48
                                          ---------    ---------    ---------    ---------
          Total assets .............      $ 870,962          100    $ 826,691          100
                                          ---------    ---------    ---------    ---------

NCI BUILDING SYSTEMS, INC.

                                             SIX MONTHS ENDED          SIX MONTHS ENDED
                                              APRIL 30, 2000            APRIL 30, 1999
                                         ----------------------    ----------------------
                                                              %                         %
                                                      ---------                ----------
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ...     $ 151,157           33    $ 146,458           34
     Metal building components .....       313,661           67      285,254           66
     Intersegment sales ............        21,693            5       27,946            6
     Corporate/eliminations ........       (21,693)          (5)     (27,946)          (6)
                                         ---------    ---------    ---------    ---------
          Total net sales ..........     $ 464,818          100    $ 431,712          100
                                         ---------    ---------    ---------    ---------

OPERATING INCOME:
     Engineered building systems ...     $  15,301           10    $  16,316           11
     Metal building components .....        35,719           11       28,740           10
     Corporate/eliminations ........          (917)          --         (219)          --
                                         ---------    ---------    ---------    ---------
          Total operating income ...     $  50,103           11    $  44,837           10
                                         ---------    ---------    ---------    ---------

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

Consolidated sales for the second quarter of fiscal 2000 increased by $15.4 million, or 7%, compared to the second quarter of fiscal 1999. This increase in sales includes a $2.8 million contribution from DOUBLECOTE, which was acquired on March 31, 2000.

ENGINEERED BUILDING SYSTEMS

For the quarter, engineered building systems sales increased by $3.7 million, or 5%, compared to the same period in 1999. This increase was in line with general increases in the metal building industry sales for the same period. For the quarter, this segment accounted for 32% of total sales compared to 33% for the same period in 1999. As of April 30, 2000, the backlog of orders for this segment was up 16% compared to April 30, 1999.

Operating income of engineered building systems increased in the second quarter of fiscal 2000 by 15% to $8.2 million compared to $7.2 million in the second quarter of fiscal 1999. Improved manufacturing efficiencies and better performance from one of the segment's regional operations in the current quarter accounted for these gains. As a percent of engineered building systems' sales, operating income improved to 11% in the current quarter compared to 10% in the prior year's second quarter.

METAL BUILDING COMPONENTS

For the quarter, metal building component sales increased by $11.7 million, or 8%, compared to the same period in 1999. The second quarter's increase was less than the first quarter percentage increase due to the seasonal nature of the business in the second quarter of the fiscal year. This segment accounted for 68% of consolidated sales in the second quarter of fiscal 2000 compared to 67% for the same period in fiscal 1999.

Operating income for the second quarter of fiscal year 2000 increased by 18% over the prior year's second quarter. Operating income increased at a faster rate than sales due to better utilization of manufacturing facilities and improved cost controls in the quarter.

CONSOLIDATED OPERATING EXPENSES, consisting of engineering, drafting, selling and administrative costs, increased to $35.5 million in the second quarter compared to $31.8 million in the second quarter last year. This represented an increase of 12% which was higher than the 7% increase in sales. Operating expenses grew at a faster rate than sales due primarily to a larger operating and selling base required to support anticipated growth in fiscal 2000 and information technology cost related to the completion of various systems implementations.

INTEREST EXPENSE increased to $9.5 million in the second quarter of fiscal 2000 compared to $9.2 million in the second quarter of fiscal 1999. Increased borrowings to fund the acquisition of DOUBLECOTE and the repurchase of common stock and the general increase in floating interest rates in fiscal 2000 accounted for this increase.

JOINT VENTURE INCOME includes 50% interests in both light gauge and heavy gauge coating operations in the United States and a 50% interest in a Mexico drafting and sales operation. Income is recognized on the equity method of accounting. On March 31, 2000, the company acquired the remaining 50% interest in DOUBLECOTE ( the light gauge coating operation). Since DOUBLECOTE was consolidated for one month of the second quarter, joint venture income represented only two months compared to three months in the second quarter of fiscal 1999.

SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999

Consolidated sales for the six months ended April 30, 2000, increased by $33.1 million, or 8%, compared to the six months ended April 30, 1999. Most of this increase was attributable to the metal building components segment, which was up 10% over the prior year's six month period.

ENGINEERED BUILDING SYSTEMS

For the six months, sales increased by $4.7 million, or 3%, compared to the same period in fiscal 1999. Poor performance in one of the regional operating units in the first quarter resulted in a six month increase that was slightly less than the increase achieved in the second quarter. Engineered building systems accounted for 33% of total consolidated sales in the first six months of fiscal 2000 compared to 34% for the same period in fiscal 1999.

Operating income declined in the current six months by 6% to $15.3 million compared to $16.3 million for the same period in fiscal 1999. This decline is attributed to first quarter results for which operating income was down 23% as compared to the first quarter of 1999. As a percent of sales, operating income was 10% in the six months ended April 30, 2000 compared to the 11% for the same period in fiscal 1999.

METAL BUILDING COMPONENTS

For the six months, sales increased by $28.4 million, or 10%, compared to the same period in fiscal 1999. Higher sales resulted from a general increase in industry sales, higher volume in painting and coating resulting from increased activity, and higher sales in the self-storage industry. This segment accounted for 67% of total sales in the six months ended April 30, 2000 compared to 66% in the same period of fiscal 1999.

Operating income increased by $7.0 million, or 24%, compared to the same period in fiscal 1999. This increase was due primarily to the increased sales volume and higher plant utilization in the current year. As a percent of sales, operating income improved to 11% in fiscal 2000 compared to 10% in fiscal 1999.

CONSOLIDATED OPERATING EXPENSES increased by $6.9 million, or 11%, in the current six months compared to the same period of 1999. Operating expenses increased at a faster rate than sales due to costs incurred to meet expected increases in sales demand and technology related costs incurred to complete projects in the six month period. As a percent of sales, operating expenses were 15.2% in fiscal 2000 compared to 14.8% in the same period in fiscal 1999.

INTEREST EXPENSE for the six month period was $18.8 million compared to $18.9 million in the prior year's six month period. Lower average borrowing levels in fiscal 2000 were offset by higher rates in the current year.

JOINT VENTURE operations are described under the three month discussion. The decline in joint venture income resulted in the difference in accounting treatment for DOUBLECOTE as a result of its acquisition discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2000, the Company had working capital of $87.3 million compared to $60.6 million at the end of fiscal 1999. The majority of this increase came from a reduction in current liabilities related to payments of year end incentives and income tax payments for fiscal 2000. The Company generated cash flow from operations before changes in working capital components of $36.2 million during the first six months of fiscal 2000. This cash flow, along with additional borrowings under the Company's credit agreements of $31.7 million, was used to finance the acquisition of DOUBLECOTE, net repurchases of Company common stock of $13.9 million and capital expenditures of $13.9 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowings early in the year with the majority of debt reduction occurring in the second half of the year as sales and income increase.

The Company has a $440 million senior credit facility from a syndicate of banks, which includes a $40 million 364-day facility and a $200 million five-year revolver which matures on July 1, 2003. In addition, the Company has a five-year term loan which matures on July 1, 2003 and requires current quarterly payments of $8.75 million in the second quarter of 2000 and gradually increasing to $12.5 million at maturity. As of April 30, 2000, the Company had $196.2 million outstanding under the revolving credit facility and had $143.8 million outstanding under the five-year term loan.

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

The 364-day revolver matures on May 1, 2001. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

In addition, the Company has $125 million of senior subordinated notes, which mature on May 1, 2009. The notes bear interest at the rate of 9.25%.

During the first six months of fiscal 2000, the Company spent $13.9 million for capital additions for plant expansions, capital replacements and betterments and the completion of management information systems. The Company plans to spend an additional $12 million in capital additions during fiscal 2000. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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

To date, the company has not experienced any year 2000 problems with either its internal MIS or with any third parties with whom it transacts business. The Company believes that it has addressed all issues which could have a material adverse effect on its business, financial condition or results of operations.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 30, 2000, the Company had $340.0 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.4 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

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

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Wednesday, March 1, 2000. At the Annual Meeting, the stockholders of the Company elected three Class I directors to serve until the annual meeting of stockholders to be held in 2003. Of the 16,866,733 shares of Common Stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the three nominees for director:

                                 Votes Cast          Votes Withheld
         Nominee                 For Nominee          From Nominee
         -------                 -----------          ------------
         CLASS I:

         A. R. Ginn              16,321,234            545,499

         Kenneth W. Maddox       16,320,034            546,699

         Daniel D. Zabcik        16,310,834            555,899

         In addition to Messrs. Ginn, Maddox and Zabcik, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: William D. Breedlove, Gary L. Forbes, Robert N. McDonald, Robert
J. Medlock, C.A. Rundell, Jr. and Johnie Schulte.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

                  27 Financial Data Schedule

(b)      REPORTS ON FORM 8-K

                  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                    NCI BUILDING SYSTEMS, INC.
                                    --------------------------
                                    (Registrant)


Date: June 13, 2000             By: /s/ ROBERT J. MEDLOCK
                                    --------------------------
                                    Robert J. Medlock
                                    Executive Vice President and
                                    Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule