Form 10-Q
period 2000-07-31
NCI BUILDING SYSTEMS INC
filed 2000-09-13
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  July 31, 2000

COMMISSION FILE NUMBER:  1-14315

                           NCI BUILDING SYSTEMS, INC.
 -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Delaware                                        76-0127701
     -------------------------------                       -----------------
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

                10943 N. Sam Houston Parkway W.
                          Houston, TX                             77064
           ---------------------------------------              ----------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

                                 (281) 897-7788
 ------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

   Common Stock, $.01 Par Value--17,737,409 shares as of July 31, 2000

                           NCI BUILDING SYSTEMS, INC.
                                      INDEX


PART 1.  FINANCIAL STATEMENTS                                          PAGE NO.
                                                                       --------
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                  Consolidated balance sheets                                1
                  July 31, 2000 and October 31, 1999

                  Consolidated statements of income                          2
                  Three months ended July 31, 2000 and 1999

                  Consolidated statements of income                          3
                  Nine months ended July 31, 2000 and 1999

                  Condensed consolidated statements of cash flows            4
                  Nine months ended July 31, 2000 and 1999

                  Notes to consolidated financial statements               5-6
                  July 31, 2000


ITEM 2.           Management's Discussion and Analysis of Financial       7-12
                  Condition and Results of Operations

PART 2.  OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                          13

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           July 31,   October 31,
                                                            2000         1999
                                                         ------------ -----------
                                                         (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                       $   9,090    $  16,089
          Accounts receivable, net                          122,584      105,608
          Inventories                                       104,998       83,988
          Deferred income taxes                               6,943        6,943
          Prepaid expenses                                    7,907        5,037
                                                          ---------    ---------

          Total current assets                              251,522      217,665

Property, plant and equipment, net                          229,320      197,855

Excess of costs over fair value of acquired net assets      400,812      398,606
Other assets, primarily investment in joint ventures         17,290       41,357
                                                          ---------    ---------

Total assets                                              $ 898,944    $ 855,483
                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long term debt               $  38,797    $  36,297
          Accounts payable                                   76,484       65,209
          Accrued compensation and benefits                  15,473       17,021
          Accrued income taxes                                7,286       10,454
          Other accrued expenses                             21,485       28,113
                                                          ---------    ---------

          Total current liabilities                         159,525      157,094
                                                          ---------    ---------

Long-term debt, noncurrent portion                          417,521      397,062
Deferred income taxes                                        23,997       24,037

Shareholders' equity:
          Common stock                                          186          186
          Additional paid in capital                         86,663       97,289
          Retained earnings                                 227,765      179,815
          Treasury stock                                    (16,713)          --
                                                          ---------    ---------

          Total shareholders' equity                        297,901      277,290
                                                          ---------    ---------

Total liabilities and shareholders' equity                $ 898,944    $ 855,483
                                                          =========    =========

See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Three Months Ended July 31,
                                                            2000             1999
                                                         ---------        ---------
Sales                                                    $ 272,749        $ 243,770

Cost of sales                                              200,270          180,320
                                                         ---------        ---------

      Gross profit                                          72,479           63,450

Operating expenses                                          37,492           33,167
                                                         ---------        ---------

       Income from operations                               34,987           30,283

Interest expense                                            10,220            8,697
Other income, net                                             (816)            (748)
Joint venture (income) loss                                    334             (127)
                                                         ---------        ---------

       Income before income taxes                           25,249           22,461

Provision for income taxes                                  10,348            8,966
                                                         ---------        ---------

       Income before extraordinary loss                     14,901           13,495

Extraordinary loss on debt financing, net of tax                --           (1,001)
                                                         ---------        ---------

Net income                                               $  14,901        $  12,494
                                                         =========        =========

Net income per common and common equivalent share:

Basic:

      Income before extraordinary loss                   $     .84        $     .73

      Extraordinary loss, net of tax                            --             (.05)
                                                         =========        =========

      Net income                                         $     .84        $     .68
                                                         =========        =========


Diluted:

      Income before extraordinary loss                   $     .82        $     .71

      Extraordinary loss, net of tax                            --             (.05)
                                                         =========        =========

      Net income                                         $     .82        $     .66
                                                         =========        =========


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         Nine Months Ended July 31,
                                                            2000            1999
                                                         ---------        --------
Sales                                                    $ 737,567        $ 675,481

Cost of sales                                              544,282          503,370
                                                         ---------        ---------

     Gross profit                                          193,285          172,111

Operating expenses                                         108,195           96,991
                                                         ---------        ---------

     Income from operations                                 85,090           75,120

Interest expense                                            28,974           27,636
Other income, net                                           (2,334)          (2,310)
Joint venture (income) losses                                 (189)          (1,186)
                                                         ---------        ---------

     Income before income taxes                             58,639           50,980

Provision for income taxes                                  24,669           21,112
                                                         ---------        ---------

     Net income before extraordinary loss                   33,970           29,868

Extraordinary loss on debt financing, net of tax                --           (1,001)
                                                         =========        =========

Net income                                               $  33,970        $  28,867
                                                         =========        =========


Net income per common and common equivalent share:

Basic:

      Income before extraordinary loss                   $    1.89        $    1.63

      Extraordinary loss, net of tax                            --             (.05)
                                                         =========        =========

      Net income                                         $    1.89        $    1.58
                                                         =========        =========


Diluted:

      Income before extraordinary loss                   $    1.85        $    1.57

      Extraordinary loss, net of tax                            --             (.05)
                                                         =========        =========

      Net income                                         $    1.85        $    1.52
                                                         =========        =========


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      Nine Months Ended July 31,
                                                                         2000            1999
                                                                      ---------        ---------
Cash flows from operating activities:

       Income before extraordinary loss                               $  33,970        $  29,868

       Adjustments to reconcile net income to net cash provided by operating activities:

             Depreciation and amortization                               24,940           22,060

             Gain on sale of fixed assets                                  (203)            (127)

             Provision for doubtful accounts                              1,850            1,905

             Extraordinary loss on debt refinancing, net of tax              --           (1,001)

             Deferred income tax benefit                                    (40)            (279)

             Changes in working capital:

                 Current assets                                         (32,047)          (9,533)

                 Current liabilities                                       (712)          21,089
                                                                      ---------        ---------

       Net cash provided by operating activities                      $  27,758        $  63,982
                                                                      ---------        ---------


Cash flows from investing activities:

             Purchase of property, plant and equipment                  (21,849)         (26,757)

             Acquisition of DOUBLECOTE, L.L.C                           (22,623)              --

             Other                                                        2,875           (6,322)
                                                                      ---------        ---------

       Net cash used in investing activities                            (41,597)         (33,079)
                                                                      ---------        ---------


Cash flows from financing activities:

             Proceeds from stock options exercise                           594              952

             Net (payments) borrowings on revolving lines of credit      49,250         (133,612)

             Borrowings on long-term debt                                    --          125,000

             Payments on long-term debt                                 (26,291)         (22,540)

             Purchase of treasury stock                                 (16,713)              --
                                                                      ---------        ---------

       Net cash provided by (used in) financing activities                6,840          (30,200)
                                                                      ---------        ---------

Net increase (decrease) in cash and cash equivalents                  $  (6,999)       $     703
                                                                      =========        =========


See Accompanying Notes to Consolidated Financial Statements

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2000

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended July 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

The components of inventory are as follows:

                                      July 31,  October 31,
                                       2000        1999
                                     --------   ----------
Raw materials                        $ 82,121    $ 65,315
Work in process and finished goods     22,877      18,673
                                     --------    --------
                                     $104,998    $ 83,988
                                     ========    ========

NOTE 3 - BUSINESS SEGMENTS

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information in 1999. The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based on similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segments' performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot rolled material. Information with respect to the segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2000


NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                     Three Months Ended July 31,   Nine Months Ended July 31,
                                                       2000              1999        2000              1999
                                                     --------          --------    --------          --------
Income before extraordinary loss                     $ 14,901          $ 13,495    $ 33,970          $ 29,868
         Add:  Interest, net of tax on convertible
               debenture assumed converted                 17                17          50                50
                                                     --------          --------    --------          --------
         Adjusted income before
               extraordinary loss                      14,918            13,512      34,020            29,918
         Extraordinary loss on debt refinancing,
               net of tax                                  --            (1,001)         --             1,001)
                                                     --------          --------    --------          --------
         Adjusted net income                         $ 14,918          $ 12,511    $ 34,020          $ 28,917
                                                     ========          ========    ========          ========
Weighted average common shares outstanding             17,769            18,452      17,982            18,329
         Add:  Common stock equivalents
                  Stock option plan                       336               563         291               679
                  Convertible debentures                  100               100         100               100
                                                     --------          --------    --------          --------
Weighted average common shares
                    outstanding, assuming dilution     18,205            19,115      18,373            19,108
                                                     ========          ========    ========          ========

Basic:
     Income before extraordinary loss                $    .84          $    .73    $   1.89             $1.63
     Extraordinary loss, net of tax                        --              (.05)         --              (.05)
                                                     --------          --------    --------          --------
     Net income                                      $    .84          $    .68        1.89              1.58
                                                     ========          ========    ========          ========
Diluted:
     Income before extraordinary loss                $    .82          $    .71    $   1.85          $   1.57
     Extraordinary loss, net of tax                        --              (.05)         --              (.05)
                                                     --------          --------    --------          --------
     Net income                                      $    .82          $    .66    $   1.85          $   1.52
                                                     ========          ========    ========          ========

NOTE 5 - ACQUISITION

On March 31, 2000, the Company acquired its partner's 50% share of DOUBLECOTE, L.L.C., a metal coil coating business that it developed and previously owned jointly with Consolidated Systems, Inc., a privately held company. The transaction was valued at approximately $22.6 million, and was accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $10 million, based on our preliminary purchase price allocation, which may be adjusted upon final valuation of certain assets and liabilities.

NOTE 6 - OTHER ITEMS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 to the fourth fiscal quarter for registrants with fiscal years that begin after December 15, 1999. The Company will adopt SAB 101 as required in the forth fiscal quarter of 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

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

                                               THREE MONTHS ENDED        THREE MONTHS ENDED
                                                  JULY 31, 2000            JULY 31, 1999
                                               ------------------        ------------------
                                                                 %                         %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems .......     $  89,525           33    $  78,909           32
     Metal building components .........       183,224           67      164,861           68
     Intersegment sales ................        13,080            5       15,460            6
     Corporate/eliminations ............       (13,080)          (5)     (15,460)          (6)
                                             ---------    ---------    ---------    ---------
          Total net sales ..............     $ 272,749          100    $ 243,770          100
                                             ---------    ---------    ---------    ---------

OPERATING INCOME:
     Engineered building systems .......     $  10,008           11    $   9,676           12
     Metal building components .........        25,289           14       20,628           13
     Corporate/eliminations ............          (310)          --          (21)          --
                                             ---------    ---------    ---------    ---------
          Total operating income .......     $  34,987           13    $  30,283           12
                                             ---------    ---------    ---------    ---------

TOTAL ASSETS:
     Engineered building systems .......     $ 108,970           12    $  90,636           11
     Metal building components .........       391,403           44      357,024           43
     Corporate/eliminations ............       398,571           44      390,563           46
                                             ---------    ---------    ---------    ---------
          Total assets .................     $ 898,944          100    $ 838,223          100
                                             ---------    ---------    ---------    ---------

NCI BUILDING SYSTEMS, INC.

                                        NINE MONTHS ENDED        NINE MONTHS ENDED
                                          JULY 31, 2000            JULY 31, 1999
                                     ----------------------    ----------------------
                                                         %                         %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems...  $ 240,682           33    $ 225,367           33
     Metal building components.....    496,885           67      450,114           67
     Intersegment sales............     34,772            5       43,407            6
     Corporate/eliminations........    (34,772)          (5)     (43,407)          (6)
                                     ---------    ---------    ---------    ---------
          Total net sales..........  $ 737,567          100    $ 675,481          100
                                     ---------    ---------    ---------    ---------

OPERATING INCOME:
     Engineered building systems...  $  25,309           11    $  25,992           12
     Metal building components.....     61,008           12       49,368           11
     Corporate/eliminations........     (1,227)          --         (240)          --
                                     ---------    ---------    ---------    ---------
          Total operating income...  $  85,090           12    $  75,120           11
                                     ---------    ---------    ---------    ---------

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY  31, 1999

Consolidated sales for the third quarter of fiscal 2000 increased by $29 million, or 12%, compared to the third quarter of fiscal 1999. This increase in sales includes a $9.0 million contribution from DOUBLECOTE which was acquired on March 31, 2000.

ENGINEERED BUILDING SYSTEMS

For the quarter, engineered building systems sales increased by $10.6 million, or 13%, compared to the same period in 1999. This increase was above the general increases in the metal building industry sales for the same period and resulted from new product introduction and increased market penetration. For the quarter, this segment accounted for 33% of total sales compared to 32% for the same period in 1999. As of July 31, 2000, the backlog of orders for this segment was up 11% compared to July 31, 1999.

Operating income of this segment increased in the third quarter of fiscal 2000 by 3% to $10.0 million compared to $9.7 million in the third quarter of fiscal 1999. Operating income grew less rapidly than sales due to start up costs associated with the expansion of the Company's operations in Mexico and the relocation and expansion of its Texas structural operations. As a percent of engineered building systems' sales, operating income declined to 11% in the current quarter compared to 12% in the prior year's third quarter.

METAL BUILDING COMPONENTS

For the quarter, metal building component sales increased by $18.4 million, or 11%, compared to the same period in 1999. This increase included a $9.0 million contribution from DOUBLECOTE. This segment accounted for 67% of consolidated sales in the third quarter of fiscal 2000 compared to 68% for the same period in fiscal 1999.

Operating income for the third quarter of fiscal year 2000 increased by $4.7 million, or 23% over the prior year's third quarter. Operating income increased at a faster rate than sales due to higher sales and margin contributions from coating operations, better utilization of manufacturing facilities and improved cost controls in the quarter.

CONSOLIDATED OPERATING EXPENSES, consisting of engineering, drafting, selling and administrative costs, increased to $37.5 million in the third quarter compared to $33.2 million in the third quarter last year. This represented an increase of 13% which was slightly higher than the 12% increase in sales. Operating expenses grew at a faster rate than sales due primarily to a larger operating and selling base required to support anticipated growth in fiscal 2000 and information technology cost related to the completion of various systems implementations in the quarter.

INTEREST EXPENSE increased to $10.2 million in the third quarter of fiscal 2000 compared to $8.7 million in the third quarter of fiscal 1999. Increased borrowings to fund the acquisition of DOUBLECOTE and the repurchase of common stock and the general increase in floating rate interest rates as compared to the prior year accounted for this increase.

JOINT VENTURE INCOME includes 50% interests in both light gauge and heavy gauge coating operations in the United States and a 50% interest in a Mexico drafting and sales operation. Income is recognized on the equity method of accounting. On March 31, 2000, the company acquired the remaining 50% interest in DOUBLECOTE (the light gauge coating operation). Since DOUBLECOTE was consolidated for the third quarter, joint venture income represented only the remaining two operations. This change accounted for the reduction in joint venture income for the current quarter.

NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999

Consolidated sales for the nine months ended July 31, 2000, increased by $62.1 million, or 9%, compared to the nine months ended July 31, 1999. Engineered building systems increased 7% and metal building components was up 10% over the prior year's nine-month period.

ENGINEERED BUILDING SYSTEMS

For the nine months, sales increased by $15.3 million, or 7%, compared to the same period in fiscal 1999. This was up from the 3% growth experienced for the first six months of this fiscal year. Engineered building systems accounted for 33% of total consolidated sales in the first nine months of fiscal 2000 compared to 33% for the same period in fiscal 1999.

Operating income declined in the current nine months by $.6 million, or 3%, compared to the same period in fiscal 1999. This decline is attributed to first quarter results when operating income was down 23%. As a percent of sales, operating income was 11% in the nine months ended July 31, 2000 compared to 11% for the same period in fiscal 1999.

METAL BUILDING COMPONENTS

For the nine months, sales increased by $46.8 million, or 10%, compared to the same period in fiscal 1999. Higher sales resulted from a general increase in industry sales, higher volume in painting and coating resulting from increased activity, and higher sales in the self-storage industry. This segment accounted for 67% of total sales in the nine months ended July 31, 2000 compared to 67% in the same period of fiscal 1999.

Operating income increased by $11.6 million, or 24%, compared to the same period in fiscal 1999. This increase was due primarily to the increased sales volume and higher plant utilization in the current year and higher sales contribution from the coating operations which have a higher operating income margin. As a percent of sales, operating income improved to 12% in fiscal 2000 compared to 10% in fiscal 1999.

CONSOLIDATED OPERATING EXPENSES increased by $11.2 million, or 12%, in the current nine months compared to the same period of 1999. Operating expenses increased at a faster rate than sales due to costs incurred to meet expected increases in sales demand and technology related costs incurred to complete projects in the nine month period. As a percent of sales, operating expenses were 14.7% in fiscal 2000 compared to 14.4% in the same period in fiscal 1999.

INTEREST EXPENSE for the nine month period was $29.0 million compared to $27.6 million in the prior year's nine months. Lower average borrowing levels in fiscal year 2000 were offset by higher rates in the current year.

JOINT VENTURE operations are described under the three-month discussion. The decline in joint venture income is related to the acquisition of DOUBLECOTE as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company had working capital of $92.0 million compared to $60.6 million at the end of fiscal 1999. The majority of this increase came from an increase in receivables and inventory of $38.0 million. The Company generated cash flow from operations before changes in working capital components of $60.5 million during the first nine months of fiscal 2000. This cash flow, along with additional borrowings under the Company's credit agreements, of which $22.6 million, was used to finance the acquisition of DOUBLECOTE, $16.7 million for the repurchase of Company common stock and capital expenditures of $21.8 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowings early in the year with the majority of debt reduction occurring in the second half of the year as sales and income increase.

The Company has a $440 million senior credit facility from a syndicate of banks, which includes a $40 million 364-day facility and a $200 million five-year revolver which matures on July 1, 2003. In addition, the Company has a five-year term loan which matures on July 1, 2003 and requires current quarterly payments ($8.75 million in the third quarter of 2000) which gradually increase to $12.5 million at maturity. As of July 31, 2000, the Company had $194.7 million outstanding under the revolving credit facility and had $135 million outstanding under the five-year term loan.

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

During the first nine months of fiscal 2000, the Company spent $21.8 million for capital additions for plant expansions, capital replacements and betterments and the completion of management information systems. The Company plans to spend an additional $6 million in capital additions during fiscal 2000. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to nine months. At July 31, 2000, the Company had $329.7 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.3 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

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

                                                NCI BUILDING SYSTEMS, INC.
                                                --------------------------
                                                (Registrant)


Date: September 13, 2000                        By: /s/ ROBERT J. MEDLOCK
                                                   ---------------------------
                                                   Robert J. Medlock
                                                   Executive Vice President and
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
  27           Financial Data Schedule