Form 10-K405
period 2000-10-31
NCI BUILDING SYSTEMS INC
filed 2001-01-29
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14315

                           NCI BUILDING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                       Delaware                            76-0127701
             (State or other jurisdiction               (I.R.S. employer
           of incorporation or organization)           identification no.)


         10943 North Sam Houston Parkway West
                    Houston, Texas                           77064
        (Address of principal executive offices)           (Zip code)

         Registrant's telephone number, including area code:           (281) 897-7788

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

                  The aggregate market value of the voting stock held by non-affiliates of the registrant on January 2, 2001, was $289,570,792.

                  The number of shares of common stock of the registrant outstanding on January 2, 2001, was 17,689,313.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 2000 Annual Report to Shareholders, and information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 1, 2001.

================================================================================

                                TABLE OF CONTENTS

                                                     PART I

Item 1.           Business ..................................................................................1
Item 2.           Properties ...............................................................................11
Item 3.           Legal Proceedings ........................................................................12
Item 4.           Submission of Matters to a Vote of Security Holders ......................................12

                                                    PART II

Item 5.           Market for Registrant's Common Equity and Related Shareholder Matters ....................12
Item 6.           Selected Financial Data ..................................................................12
Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ....................................................................12
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...............................12
Item 8.           Financial Statements and Supplementary Data ..............................................13
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure .....................................................................13

                                                    PART III

Item 10.          Directors and Executive Officers of the Registrant .......................................13
Item 11.          Executive Compensation ...................................................................13
Item 12.          Security Ownership of Certain Beneficial Owners and Management ...........................13
Item 13.          Certain Relationships and Related Transactions ...........................................13

                                                    PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................14




"This Annual Report contains forward-looking statements concerning our business and operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in our filings with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations."

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         NCI Building Systems, Inc. is one of North America's largest integrated manufacturers of metal products for the building industry. We operate 40 manufacturing and distribution facilities located in 18 states and Mexico. We sell metal building components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

                  o Controlling operating and administrative costs

                  o Managing working capital and fixed assets

                  o Developing new markets and products

                  o  Successfully identifying strategic growth opportunities

         We believe that metal products have gained and continue to gain a greater share of the new construction and repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal building components offer builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

         In May 1998, we acquired Metal Building Components, Inc. ("MBCI") for a purchase price of $589 million. The MBCI acquisition, which doubled our revenue base, made us the largest domestic manufacturer of nonresidential metal building components and significantly improved our product mix.

         In March 2000, we acquired the remaining 50% joint interest in DOUBLECOTE, L.L.C. from our previous joint venture partner. This acquisition gives us complete control over our principal metal coating facility. In December 2000, we bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components, which gives us a stronger presence in the Midwest.

         We were founded in 1984 and we reincorporated in Delaware on December 31, 1991. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064 and our telephone number is (281) 897-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

BUSINESS SEGMENTS

         We have divided our operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product line, manufacturing process, marketing and management of its business. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component products or services. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):

                                                   1998                           1999                           2000
                                        --------------------------     --------------------------     --------------------------
SALES TO OUTSIDE CUSTOMERS:
  Engineered building systems .......   $   277,347             41%    $   310,324             33%    $   333,087             33%
  Metal building components .........       397,984             59         626,226             67         685,237             67
  Intersegment sales ................        25,094              4          59,692              6          47,107              5
  Corporate/eliminations ............       (25,094)            (4)        (59,692)            (6)        (47,107)            (5)
                                        -----------    -----------     -----------    -----------     -----------    -----------
          Total net sales ...........   $   675,331            100%    $   936,550            100%    $ 1,018,324            100%
                                        ===========    ===========     ===========    ===========     ===========    ===========

OPERATING INCOME:
  Engineered building systems .......   $    29,576             11%    $    37,509             12%    $    37,549             11%
  Metal building components .........        51,497             13          72,441             12          87,838             13
  Corporate/eliminations ............        (1,764)            --             582             --             430             --
                                        -----------    -----------     -----------    -----------     -----------    -----------
           Total operating income ...   $    79,309             12%    $   110,532             12%    $   125,817             12%
                                        ===========    ===========     ===========    ===========     ===========    ===========

TOTAL ASSETS:
  Engineered building systems .......   $    86,342             10%    $    88,673             10%    $    97,130             11%
  Metal building components .........       352,407             43         364,533             43         403,415             46
  Corporate/eliminations ............       384,788             47         402,277             47         379,375             43
                                        -----------    -----------     -----------    -----------     -----------    -----------
           Total assets .............   $   823,537            100%    $   855,783            100%    $   879,920            100%
                                        ===========    ===========     ===========    ===========     ===========    ===========

         For more business segment information, please see the Supplementary Business Segment Information contained in our 2000 Annual Report to Shareholders.

         Metal Building Components. We are the largest domestic supplier of metal building components to the nonresidential building industry and have a market share at least twice that of our largest competitor. We are also one of the largest suppliers in the U.S. of roll-up doors for self-storage facilities. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as repair and retrofit uses.

         The following are the types of components we sell:

                  o  Metal roof and wall systems          o  Fascia

                  o  Overhead doors                       o  Mansard accessories

                  o  Interior and exterior doors          o  Trim accessories

         Our components are used in the following markets:

                  o  Industrial                           o  Commercial

                  o  Governmental                         o  Agricultural

                  o  Community                            o  Residential

         As part of our metal building components manufacturing, we also provide hot roll and light gauge metal coil coating and painting services and products. We coat and paint hot roll metal coils for our own use in metal building components manufacturing, supplying substantially all of our internal metal coating and painting requirements. On average, our own use accounts for about 65% of our production. We also coat and paint hot roll metal coils and light gauge metal for third parties for a variety of applications, including heating and air conditioning systems, water heaters, lighting fixtures and office furniture.

         We market our metal building components products and metal coating and painting services nationwide primarily through a direct sales force under several brand names. These brand names include "Metal Building Components," "American Building Components," "DBCI," "MBCI," "Midland Metals," "IPS," "Metal Coaters," "Metal-Prep," "DOUBLECOTE" and "Midwest Metal Coatings."

         Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,400 builders and a direct sales force under several brand names. These brand names include "Metallic Buildings," "Mid-West Steel Buildings," "A & S Buildings," "All American Systems," "Steel Systems" and "Mesco."

INDUSTRY OVERVIEW

         The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal building components and engineered building systems.

         Metal Building Components. Manufacturers of metal components supply products to the building industry. These products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. These products are used in new construction and in repair and retrofit applications for commercial, industrial, agricultural, governmental, community and residential uses. Metal building components are used in a wide variety of construction applications, including purlins and girts, roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. We estimate the metal building components market including roofing applications to be a multi-billion dollar market, although market data is limited. We believe that the metal building components business is less affected by economic cycles than the engineered building systems business due to the use of metal building components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

         Metal roofing accounts for a significant portion of the overall metal building components market, but only approximately 6% of total annual roofing market expenditures, estimated at over $21 billion based on available industry information. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

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

         Engineered Building Systems. Engineered building systems consist of engineered structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. Engineered building systems manufacturers design an integrated system that meets applicable building code requirements. These systems consist of primary structural framing, secondary structural members like purlins and girts and covering for roofs and walls. Over the last 15 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association, reported sales of engineered building systems have increased from approximately $1.5 billion in 1993 to $2.6 billion in 1999. We believe this increase has resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment. We believe the cost of an engineered building system generally represents approximately 15-20% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, glass and wood exterior facades to meet the aesthetic requirements of customers while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail stores, banks, schools, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end-users.

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

         Consolidation. Over the last several years, there has been consolidation in the metal building components and engineered building systems industry, which includes a large number of small local and regional firms. We believe that this industry will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers' product and delivery needs, improve production efficiency and manage costs.

PRODUCTS AND MARKETS

         Our product lines consist of metal building components and engineered building systems.

         Metal Building Components. Our metal building components consist of individual components, including secondary structural framing, covering systems and associated metal trims, that are sold directly to contractors or end-users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products consist of end and side wall panels, roof panels, purlins, girts, partitions, header panels and related trim and screws. We believe we offer the widest selection of metal building components in the building industry.

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

         During fiscal 2000, we introduced our new "pier and header" system that is used in the construction of self-storage warehouse facilities. Conventional metal building systems require approximately ten steps and processes to construct the areas between and above the doors of self-storage units. Our pier and header system requires only two and produces a facility that is more aesthetically pleasing with a clean, uncluttered profile.

         We provide our own metal coating and painting products and services for use in component manufacturing. We also provide pre-painted hot roll coils to manufacturers of engineered building systems and metal building components. Either a customer provides coils through its own supply channels, which are processed by us, or we purchase hot roll coils and process them for sale as a packaged product. We also pre-paint light gauge steel coils for steel mills, which supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal building components and lighting fixtures.

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

         During the fourth quarter of fiscal 1999, we introduced our new "Long Bay System," that allows for the construction of metal buildings with spans up to 56 feet without internal supports. This compares to spans of up to 28 feet under other engineered building systems. The LB System virtually eliminates all welding at the site, which significantly reduces erection time compared with conventional steel construction. Our LB System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers needs more quickly.

SALES, MARKETING AND CUSTOMERS

         Metal Building Components. We sell metal building components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names "Metal Building Components," "American Building Components," "MBCI" and "IPS." Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names "Doors & Building Components" or "DBCI." These components also are produced for integration into self storage and engineered building systems sold by us.

         We market our components products within four product lines: commercial/industrial, architectural, wood frame builders and residential.

         Customers include regional engineered building systems manufacturers, general contractors, subcontractors, roofing installers, architects and end-users. Commercial and industrial businesses are heavy users of metal building components and metal buildings systems. Standing seam roof and architectural customers are growing in importance. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end-users of metal buildings, we believe that architects are participating in metal building design and purchase decisions to a greater extent. Wood frame builders also purchase our metal building components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings. Residential customers are generally contractors building upscale homes that require an architect-specified product.

         Our metal building components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. In addition, our primary metal coating facility has its own sales manager. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2000, our largest customer for metal building components accounted for less than 2% of our total sales.

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

         We have a small number of national accounts for our coating and painting products and services and rely on a single sales manager. Our metal coating joint venture has an independent sales force.

         Engineered Building Systems. We sell engineered building systems to builders nationwide under the brand names "Metallic Buildings," "A&S Buildings" and "Mesco." We market engineered building systems through an in-house sales force to authorized builder networks of over 1,400 builders. We market engineered building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using an in-house sales force. We also sell engineered building systems under the names "All American Systems" and "Steel Systems" and various private labels.

         Our authorized builder networks consist of independent general contractors that market our Metallic Buildings, A&S Buildings and Mesco products to end-users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2000, our largest customer for engineered building systems accounted for less than 2% of our total sales.

         We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. The agreement is cancelable by either party on 60 days notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder's advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer's site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

         Our LB System provides us with an entree to new larger builders. This also provides us with new opportunities to cross-sell our other products to these new builders.

MANUFACTURE AND DESIGN

         Metal Building Components. We operate 39 facilities used for manufacturing of metal building components for the building industry, including our doors and our metal coating and painting operations. We believe this broad geographic penetration gives us an advantage over our components competitors because major elements of a customer's decision are the speed and cost of delivery from the manufacturing facility to the product's ultimate destination. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. We also own a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

         We operate two metal coating and painting facilities for hot rolled, medium gauge steel coils and three metal coating and painting facilities for painting light gauge steel coils. These facilities primarily service our needs, but we also process steel coils at these facilities for other manufacturers. Metal coating and painting processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. Initially, various metals in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services can also be performed on the coated metal before shipping according to customer specifications. Hot roll steel coils typically are used in the production of secondary structural framing of metal buildings and other structural applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures and appliances. Our metal coating operation is one of only two metal coaters in the United States to receive the Supplier Excellence Award from Bethlehem Steel Corporation.

         We own 50% of a joint venture that operates a hot rolled coil coating facility in Granite City, Illinois that commenced operations in April 1999. The Granite City facility is used to slit and coat hot rolled coils of medium gauge steel for use in manufacturing purlins and girts. We have agreed to purchase a substantial portion of our production requirements for that product from the Granite City joint venture.

         Engineered Building Systems. After we receive an order, our engineers design the engineered building system to meet the customer's requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 237 engineers and draftsmen in this area.

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

RAW MATERIALS

         The principal raw material used in the manufacture of our metal building components and engineered building systems is steel. Components are fabricated from common steel products produced by mills including bars, plates, sheets and galvanized sheets. During the 2000 fiscal year, we purchased approximately 90% of our steel requirements from National Steel Corporation, Bethlehem Steel Corporation and U.S. Steel. No other steel supplier accounted for more than 3% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better service and delivery. These suppliers generally maintain an inventory of the types of materials we require.

         We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

BACKLOG

         At October 31, 2000, the total backlog of orders for our products believed by us to be firm was $169 million. This compares with a total backlog for our products of $157 million at October 31, 1999. The increase in backlog reflects the results of our marketing activities and market demand. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 2000 currently is scheduled to extend beyond October 31, 2001.

COMPETITION

         We and other manufacturers of metal building components and engineered building systems compete in the building industry with all other alternative methods of building construction such as tilt-wall, concrete and wood, all of which may be perceived as more traditional, more aesthetically pleasing or having other advantages over our products. We compete with all manufacturers of building products, from small local firms to large national firms.

         In addition, competition in the metal building components and engineered building systems market of the building industry is intense. It is based primarily on:

                  o        price

                  o        speed of construction

                  o ability to provide added value in the design and engineering of buildings

                  o        service

                  o        quality

                  o        delivery

         We compete with a number of other manufacturers of metal building components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least four other manufacturers of engineered building systems and several manufacturers of metal building components have nationwide coverage.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We have a number of United States patents and pending patent applications, including patents and applications relating to metal roofing systems, metal overhead doors, our new pier and header system, our LB System and Retro-R(R) panel. We do not, however, consider patent protection to be a material competitive factor in our industry. We also have several registered trademarks and pending registrations in the United States.

EMPLOYEES

         As of October 31, 2000, we had approximately 4,250 employees, of whom over 3,055 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

         Our employees are not represented by a labor union or collective bargaining agreement. The United Steel Workers of America petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees of our Tallapoosa, Georgia facility. A union election was held at the Tallapoosa facility in January 1996, and the union lost the election. Similar elections were held at our Mattoon, Illinois facility in November 1997 and our Rancho Cucamonga, California facility in August 1998 and November 1999. The United Steel Workers of America lost each of those elections.

ITEM 2. PROPERTIES.

         The Company conducts manufacturing operations at the following facilities:

                                                                               Square             Owned
Facility                            Products                                    Feet             or Leased
--------                            --------                                   -------           ---------
Chandler, Arizona                   Doors and related metal components          35,000           Leased
Tomlinson, Arizona                  Metal components(1)                         65,980           Owned
Atwater, California                 Metal components(2)                         85,700           Owned
Rancho Cucamonga, California        Metal coating and painting                  98,000           Owned
Tampa, Florida                      Metal components(3)                         28,775           Owned
Adel, Georgia                       Metal components(1)                         59,550           Owned
Douglasville, Georgia               Metal components(4)                        110,536           Owned
Douglasville, Georgia               Doors and related metal components          60,000           Owned
Marietta, Georgia                   Metal coating and painting                 125,700           Owned
Tallapoosa, Georgia                 Engineered building systems(5)             246,000           Leased
                                    Metal components
Nampa, Idaho                        Metal components(3)                         42,900           Owned
Granite City, Illinois(6)           Metal coating and painting                  94,000           Owned
Mattoon, Illinois                   Metal components(2)                         90,600           Owned
Shelbyville, Indiana                Metal components(3)                         66,450           Owned
Oskaloosa, Iowa                     Metal components                            62,702           Owned
Nicholasville, Kentucky             Metal components(7)                         41,280           Owned
Monterrey, Mexico(8)                Engineered building systems(9)             237,476           Owned
Jackson, Mississippi                Metal components(2)                         96,000           Owned
Jackson, Mississippi                Metal coating and painting(9)              363,200           Owned
Omaha, Nebraska                     Metal components(7)                         51,750           Owned
Rome, New York                      Metal components(3)                         57,700           Owned
Oklahoma City, Oklahoma             Metal components(1)                         59,695           Owned
Chester, South Carolina             Engineered building systems(5)             124,000           Owned
                                    Metal components
Caryville, Tennessee                Engineered building systems(5)             193,800           Owned
                                    Metal components
Memphis, Tennessee                  Metal coating and painting                  61,500           Owned
Nesbitt, Tennessee                  Metal components(1)                         71,720           Owned
Ennis, Texas                        Metal components and studs                  33,000           Owned
Grand Prairie, Texas                Metal components(1)                         48,027           Owned
Houston, Texas                      Metal components                            97,000           Owned
Houston, Texas                      Metal components(4)                        209,355           Owned
Houston, Texas                      Metal coating and painting                  39,550           Owned
Houston, Texas                      Engineered building systems(5)             358,375           Owned
                                    Metal components
Houston, Texas                      Doors                                       23,625           Owned
Houston, Texas                      Engineered building systems(9)             148,523           Owned
Lubbock, Texas                      Metal components(1)(7)                      64,320           Owned
San Antonio, Texas                  Metal components(3)                         52,360           Owned
Southlake, Texas                    Engineered building systems(5)             123,000           Owned
                                    Metal components
Stafford, Texas                     Metal components                            56,840           Leased
Salt Lake City, Utah                Metal components(1)                         93,150           Owned
Colonial Heights, Virginia          Metal components(1)                         37,000           Owned

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

         Additionally, we own approximately five acres of land in Houston, Texas where we have constructed a new 60,000 square foot facility. This facility is used as our principal executive and administrative offices.

         In December 2000, our board of directors authorized the leasing of a new metal building components facility in Grand Rapids, Michigan that is expected to be operational during the third quarter of fiscal 2001.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information required by this Item is incorporated by reference from our 2000 Annual Report to Shareholders, bottom of page 40, regarding the market for our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from our 2000 Annual Report to Shareholders, top of the inside front cover.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from the following portions of our 2000 Annual Report to Shareholders: Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 36 through 39.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated by reference from our 2000 Annual Report to Shareholders, page 39.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2000 Annual Report to Shareholders.

                                                                                            Pages of Annual
                                                                                               Report to
                                                                                              Shareholders
                                                                                            ---------------
         Selected quarterly financial data                                                         40

         Consolidated statements of income for each of the three years in
         the period ended October 31, 2000                                                         22

         Consolidated balance sheets at October 31, 2000 and 1999                                  23

         Consolidated statements of shareholders' equity for each of the
         three years in the period ended October 31, 2000                                          24

         Consolidated statements of cash flows for each of the three years
         in the period ended October 31, 2000                                                      25

         Notes to consolidated financial statements                                             26 - 33

         Report of independent auditors                                                            34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of our definitive proxy statement for our annual meeting of shareholders to be held on March 1, 2001.

                                                                                          Pages of
                                                                                       Proxy Statement
                                                                                       ---------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                              3 - 7, 20

ITEM 11. EXECUTIVE COMPENSATION.                                                            8 - 14

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT.                                                             1 - 3

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                     20

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

                  3.       Exhibits.

                  3.1 Restated Certificate of Incorporation of NCI (filed as Exhibit 3.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.2 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.3 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

                  3.4 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 2.4 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                  3.5 Certificate of Amendment to Restated Certificate of Incorporation of NCI (filed as Exhibit 3.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  3.6 Amended and Restated By-Laws of NCI, as amended through February 5, 1992 (the "By-Laws") (filed as
                           Exhibit 3.2 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.7 Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  3.8      Amendment No. 2 to By-Laws of NCI (filed as Exhibit
                           3.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated by reference herein)

                 *3.9      Amendment No. 3 to By-Laws

                  4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                  4.2 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among NCI, Bank of America, N.A. (as successor in interest to NationsBank, N.A.), as administrative agent ("BOA"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, UBS AG, as documentation agent ("UBS"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.3 First Amendment to Credit Agreement, dated May 1, 1998, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.4 Second Amendment to Credit Agreement, dated May 5, 1998, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.5 Waiver, Consent and Third Amendment to Credit Agreement, dated May 5, 1999, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.5 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                 *4.6 Fourth Amendment to Credit Agreement, dated October 30, 2000, among NCI, BOA, UBS and the parties named therein

                  4.7 Master Assignment and Acceptance, dated as of May 6, 1998, among BOA, UBS and the several lenders named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.8 Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.7 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.9 Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.10 Guaranty, dated May 1, 1998, between BOA and A&S Building Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.11 Guaranty, dated May 1, 1998, between BOA and NCI Building Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.12 Guaranty, dated May 1, 1998, between BOA and NCI Holding Corp. (filed as Exhibit 4.12 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.13 Guaranty, dated May 1, 1998, between BOA and NCI Operating Corp. (filed as Exhibit 4.13 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.14 Guaranty, dated May 1, 1998, between BOA and Metal Building Components, L.P. (formerly MBCI Operating, L.P.) (filed as Exhibit 4.16 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.15 Guaranty, dated May 1, 1998, between BOA and Metal Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.16 Guaranty, dated May 13, 1998, between BOA and Metal Coaters of California, Inc. (filed as Exhibit 4.18 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.17 Pledge Agreement, dated May 1, 1998, between NCI and BOA (filed as Exhibit 4.19 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.18 Pledge Agreement, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as Exhibit 4.20 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.19 Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and BOA (filed as
                           Exhibit 4.22 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.20 Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as
                           Exhibit 4.23 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.21 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.22 Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.23 7% Convertible Subordinated Debenture dated April 1, 1996, due April 1, 2001, between NCI Building Systems, Inc. and John T. Eubanks (filed as Exhibit
                           4.15 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

                  4.24 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

                  4.25 First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

                  10.1 Employment Agreement, dated April 10, 1989, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  10.2 Amendment to Employment Agreement, dated February 21, 1992, between NCI and Johnie Schulte, Jr. (filed as
                           Exhibit 10.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                 *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999 and December 7, 2000

                 *10.4 Stock Option Plan, as amended and restated on December 14, 2000

                 *10.5     Form of Nonqualified Stock Option Agreement

                 *10.6     Form of Incentive Stock Option Agreement

                  10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

                  10.8     Form of Metallic Builder Agreement (filed as Exhibit
                           10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  10.9 Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

                  10.10 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.11 Letter Agreement, dated May 4, 1998, by and among NCI, BTR Australia Limited and BTR plc, amending the Stock Purchase Agreement (filed as Exhibit 2.2 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.12 Note Purchase Agreement, dated April 30, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.13 Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.14 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                 *13 2000 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

                 *21       List of Subsidiaries

                 *23       Consent of Independent Auditors

----------

*        Filed herewith

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January, 2001.

                                       NCI BUILDING SYSTEMS, INC.

                                   By: /s/ Johnie Schulte
                                      -----------------------------------
                                      Johnie Schulte, President and Chief
                                      Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of January, 2001.

         Name                                            Title
         ----                                            -----
/s/ Johnie Schulte                 President and Chief Executive Officer and Director
------------------------           (principal executive officer)
Johnie Schulte


/s/ Robert J. Medlock              Executive Vice President and Chief Financial Officer
------------------------           (principal accounting and financial officer)
Robert J. Medlock


/s/ William D. Breedlove           Director
------------------------
William D. Breedlove


                                   Director
------------------------
Sheldon R. Erikson


/s/ Gary L. Forbes                 Director
------------------------
Gary L. Forbes


/s/ A.R. Ginn                      Director
------------------------
A.R. Ginn


/s/ Robert N. McDonald             Director
------------------------
Robert N. McDonald


/s/ W.B. Pieper                    Director
------------------------
W.B. Pieper


/s/ Daniel D. Zabcik               Director
------------------------
Daniel D. Zabcik

                           NCI BUILDING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                             BALANCE AT           ADDITIONS                              BALANCE
                                              BEGINNING        CHARGED TO COSTS                          AT END
              DESCRIPTION                     OF PERIOD          AND EXPENSES       DEDUCTIONS(1)       OF PERIOD
              -----------                    ----------        ----------------     -------------       ---------
Year ended October 31, 2000:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges...........       $3,309,000           $2,645,000          $2,298,000        $3,656,000

Year ended October 31, 1999:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible               $2,321,000           $2,402,000          $1,414,000        $3,309,000
   accounts and backcharges...........

Year ended October 31, 1998:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible               $1,498,000           $2,625,000          $1,802,000        $2,321,000
   accounts and backcharges...........

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

  3.6 Amended and Restated By-Laws of NCI, as amended through February 5, 1992 (the "By-Laws") (filed as Exhibit 3.2 to
                  NCI's registration statement no. 33-45612 and incorporated by reference herein)

  3.7 Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

  3.8             Amendment No. 2 to By-Laws (filed as Exhibit 3.8 to NCI's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1999 and incorporated by reference herein)

 *3.9             Amendment No. 3 to By-Laws

  4.1 Form of certificate representing shares of Company's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

  4.2             Credit Agreement, dated March 25, 1998 (the "Credit
                  Agreement"), by and among NCI, Bank of America, N.A. (as successor in interest to NationsBank, N.A.), as administrative agent ("BOA"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, UBS AG, as documentation agent
                  ("UBS"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.3             First Amendment to Credit Agreement, dated May 1, 1998, among
                  NCI, BOA, UBS and the parties named therein (filed as Exhibit
                  4.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.4             Second Amendment to Credit Agreement, dated May 5, 1998, among
                  NCI, BOA, UBS and the parties named therein (filed as Exhibit
                  4.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.5             Waiver, Consent and Third Amendment to Credit Agreement, dated
                  May 5, 1999, among NCI, BOA, UBS and the parties named therein
                  (filed as Exhibit 4.5 to NCI's registration statement no.
                  333-80029 and incorporated by reference herein)

 *4.6 Fourth Amendment to Credit Agreement, dated October 30, 2000, among NCI, BOA, UBS and the parties named therein

  4.7 Master Assignment and Acceptance, dated as of May 6, 1998, among BOA, UBS and the several lenders named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.8 Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.7 to NCI's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1998 and incorporated by reference herein)

  4.9 Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8 to NCI's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1998 and incorporated by reference herein)

  4.10            Guaranty, dated May 1, 1998, between BOA and A&S Building
                  Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual Report on
                  Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.11            Guaranty, dated May 1, 1998, between BOA and NCI Building
                  Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual Report on
                  Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.12            Guaranty, dated May 1, 1998, between BOA and NCI Holding Corp.
                  (filed as Exhibit 4.12 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.13            Guaranty, dated May 1, 1998, between BOA and NCI Operating
                  Corp. (filed as Exhibit 4.13 to NCI's Annual Report on Form
                  10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.14            Guaranty, dated May 1, 1998, between BOA and Metal Building
                  Components, L.P. (formerly MBCI Operating, L.P.) (filed as
                  Exhibit 4.16 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.15            Guaranty, dated May 1, 1998, between BOA and Metal Coaters
                  Operating, L.P. (filed as Exhibit 4.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.16            Guaranty, dated May 13, 1998, between BOA and Metal Coaters of
                  California, Inc. (filed as Exhibit 4.18 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.17            Pledge Agreement, dated May 1, 1998, between NCI and BOA
                  (filed as Exhibit 4.19 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.18            Pledge Agreement, dated May 1, 1998, between NCI Holding Corp.
                  and BOA (filed as Exhibit 4.20 to NCI's Annual Report on Form
                  10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.19 Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and BOA (filed as Exhibit 4.22 to
                  NCI's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1998 and incorporated by reference herein)

  4.20 Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as Exhibit 4.23 to
                  NCI's Annual Report on Form 10-K for the fiscal year ended
                  October 31, 1998 and incorporated by reference herein)

  4.21 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on
                  Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.22            Note Pledge Agreement, dated May 5, 1998, between NCI and BOA
                  (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

  4.23            7% Convertible Subordinated Debenture dated April 1, 1996, due
                  April 1, 2001, between NCI Building Systems, Inc. and John T.
                  Eubanks (filed as Exhibit 4.15 to NCI's Annual Report on Form
                  10-K for the fiscal year ended October 31, 1996 and incorporated by reference herein)

  4.24            Rights Agreement, dated June 24, 1998, between NCI and Harris
                  Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July
                  9, 1998 and incorporated by reference herein)

  4.25 First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank (filed as
                  Exhibit 3 to NCI's registration statement on Form 8-A,
                  Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

  10.1            Employment Agreement, dated April 10, 1989, between NCI and
                  Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

  10.2 Amendment to Employment Agreement, dated February 21, 1992, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

 *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999 and December 7, 2000

 *10.4            Stock Option Plan, as amended and restated on December 14,
                  2000

 *10.5            Form of Nonqualified Stock Option Agreement

 *10.6            Form of Incentive Stock Option Agreement

  10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

  10.8            Form of Metallic Builder Agreement (filed as Exhibit 10.10 to
                  NCI's registration statement no. 33-45612 and incorporated by reference herein)

  10.9            Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1992 and incorporated by reference herein)

  10.10           Stock Purchase Agreement, dated March 25, 1998, by and among
                  BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current
                  Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

  10.11           Letter Agreement, dated May 4, 1998, by and among NCI, BTR
                  Australia Limited and BTR plc, amending the Stock Purchase
                  Agreement (filed as Exhibit 2.2 to NCI's Current Report on
                  Form 8-K dated May 19, 1998 and incorporated by reference herein)

  10.12           Note Purchase Agreement, dated April 30, 1999, by and among
                  NCI, the guarantors named therein, Warburg Dillon Read LLC,
                  Montgomery NationsBanc Securities LLC, First Union Capital
                  Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit
                  10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

  10.13           Registration Rights Agreement, dated May 5, 1999, by and among
                  NCI, the guarantors named therein, Warburg Dillon Read LLC,
                  Montgomery NationsBanc Securities LLC, First Union Capital
                  Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit
                  10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

  10.14 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as
                  Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

 *13 2000 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7 and 8 of this Form 10-K, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

 *21              List of Subsidiaries

 *23              Consent of Independent Auditors


----------

*        Filed herewith