Form 10-Q
period 2001-01-31
NCI BUILDING SYSTEMS INC
filed 2001-03-14
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  January 31, 2001

COMMISSION FILE NUMBER:  1-14315

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                     76-0127701
----------------------------------------                -------------------
   (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  10943 N. Sam Houston Parkway W.
          Houston, TX                                         77064
----------------------------------------                -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

                                 (281) 897-7788
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


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

Common Stock, $.01 Par Value--18,098,196 shares as of February 28, 2001

                           NCI BUILDING SYSTEMS, INC.
                                      INDEX


                                                                                                     PAGE NO.
                                                                                                     --------
PART 1.  FINANCIAL STATEMENTS

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

           Consolidated balance sheets                                                                     1
           January 31, 2001 and October 31, 2000

           Consolidated statements of income                                                               2
           Three months ended January 31, 2001 and 2000

           Condensed consolidated statements of cash flows                                                 3
           Three months ended January 31, 2001 and 2000

           Notes to condensed consolidated financial statements                                        4 - 6
           January 31, 2001

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                        7 - 10

PART 2.  OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                                                               11

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           January 31,       October 31,
                                                              2001              2000
                                                           -----------       -----------
                                                           (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents                          $   7,897        $   2,999
          Accounts receivable, net                              98,378          119,368
          Inventories                                          109,037           98,612
          Deferred income taxes                                  4,986            4,986
          Prepaid expenses                                       7,898            7,482
                                                             ---------        ---------

          Total current assets                                 228,196          233,447

Property, plant and equipment, net                             230,722          231,042

Excess of costs over fair value of acquired net assets         396,167          395,073
Other assets, primarily investment in joint ventures            19,902           20,358
                                                             ---------        ---------

Total assets                                                 $ 874,987        $ 879,920
                                                             =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long term debt                  $  44,047        $  42,806
          Accounts payable                                      49,860           74,400
          Accrued compensation and benefits                     15,436           21,383
          Accrued income taxes                                   1,170            3,194
          Other accrued expenses                                16,370           26,007
                                                             ---------        ---------

          Total current liabilities                            126,883          167,790
                                                             ---------        ---------

Long-term debt, noncurrent portion                             404,524          374,448
Deferred income taxes                                           23,559           23,574

Shareholders' equity:
          Common stock                                             186              186
          Additional paid in capital                            96,178           97,224
          Retained earnings                                    235,754          231,754
          Treasury stock                                       (12,097)         (15,056)
                                                             ---------        ---------

          Total shareholders' equity                           320,021          314,108
                                                             ---------        ---------

Total liabilities and shareholders' equity                   $ 874,987        $ 879,920
                                                             =========        =========


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   Three Months Ended January 31,
                                                      2001                2000
                                                   -----------        -----------
Sales                                                $ 216,562        $ 232,052

Cost of sales                                          164,845          172,656
                                                     ---------        ---------

      Gross profit                                      51,717           59,396

Operating expenses                                      36,217           35,183
                                                     ---------        ---------

       Income from operations                           15,500           24,213

Interest expense                                         9,494            9,249

Other income, net                                         (611)            (901)
                                                     ---------        ---------

       Income before income taxes                        6,617           15,865

Provision for income taxes                               2,617            6,867
                                                     ---------        ---------

Net income                                           $   4,000        $   8,998
                                                     =========        =========


Income per common and common equivalent share:

       Basic                                         $     .23        $     .49
                                                     =========        =========

       Diluted                                       $     .22        $     .48
                                                     =========        =========


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Three Months Ended January 31,
                                                                     2001               2000
                                                                 ------------        ----------
Cash flows from operating activities:

       Income before extraordinary loss                              $  4,000        $  8,998

       Adjustments to reconcile net income to net cash used in

         operating activities:

             Depreciation and amortization                              8,970           7,880

             Gain on sale of fixed assets                                  (4)            (66)

             Provision for doubtful accounts                              545             563

             Deferred income tax benefit                                  (15)            (15)

             Changes in working capital:

                 Current assets                                         9,518          (6,971)

                 Current liabilities                                  (42,195)        (25,116)
                                                                     --------        --------
       Net cash used in operating activities                         $(19,181)       $(14,727)
                                                                     --------        --------

Cash flows from investing activities:

             Purchase of property, plant and equipment                 (3,746)         (6,113)

             Acquisition of Midland Metals, Inc.                       (5,521)             --

             Other                                                      1,007           2,378
                                                                     --------        --------
       Net cash used in investing activities                           (8,260)         (3,735)
                                                                     --------        --------


Cash flows from financing activities:

             Proceeds from stock options exercise                       1,341             182

             Net borrowings on revolving lines of credit               41,318          24,587

             Payments on long-term debt                               (10,000)         (8,750)

             Purchase of treasury stock                                  (320)         (7,006)
                                                                     --------        --------
       Net cash provided by financing activities                       32,339           9,013
                                                                     --------        --------
Net increase (decrease) in cash and cash equivalents                 $  4,898        $ (9,449)
                                                                     ========        ========


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

The components of inventory are as follows:

                                      January 31,  October 31,
                                         2001         2000
                                      -----------  -----------
                                          (in thousands)
Raw materials                          $ 78,559     $ 75,209
Work in process and finished goods       30,478       23,403
                                       --------     --------
                                       $109,037     $ 98,612
                                       ========     ========

NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based on similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot rolled material. Information with respect to the segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           NCI BUILDING SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2001


NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                         Three Months Ended January 31,
                                                            2001               2000
                                                         ----------         -----------
                                                      (in thousands, except per share data)
Net income                                                 $ 4,000          $ 8,998
         Add: Interest, net of tax on convertible
              debenture assumed converted
                                                                17               17
                                                           -------          -------
              Adjusted net income                          $ 4,017          $ 9,015
                                                           =======          =======

Weighted average common shares outstanding                  17,739           18,274
         Add: Common stock equivalents
                 Stock options                                 275              261
                 Convertible debentures                        100              100
                                                           -------          -------
Weighted average common shares
              outstanding, assuming dilution                18,114           18,635
                                                           =======          =======

Income per common and common equivalent share:
        Basic                                              $   .23          $   .49
                                                           =======          =======
        Diluted                                            $   .22          $   .48
                                                           =======          =======

NOTE 5 - ACQUISITIONS

On March 31, 2000, the Company acquired its partner's 50% share of DOUBLECOTE, L.L.C., a metal coil coating business that it developed and previously owned jointly with Consolidated Systems, Inc., a privately held company. The transaction was valued at approximately $22.6 million, and was accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $10 million. In December 2000, the Company bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components for $5.5 million in cash.

NOTE 6 - OTHER ITEMS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 to the fourth fiscal quarter for registrants with fiscal years that begin after December 15, 1999. The Company will adopt SAB 101 as required in the fourth fiscal quarter of 2001 and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives is required to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges is required to be recognized in earnings. NCI adopted FAS 133 effective November 1, 2000, and such adoption did not have a material effect on consolidated results of operations or financial position.

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

During the quarter ended January 31, 2001, the Company reclassified administrative expenses incurred by corporate headquarters from identified reportable segments to corporate expenses for purposes of management reporting. Financial data for prior periods has been restated to conform to the current presentation.

                                                    THREE MONTHS ENDED            THREE MONTHS ENDED
                                                     JANUARY 31, 2001              JANUARY 31, 2000
                                                  ----------------------        ----------------------
                                                                   %                             %
                                                  ----------------------        ----------------------
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ..........       $  74,973           35        $  76,778           33
     Metal building components ............         141,589           65          155,274           67
     Intersegment sales ...................          11,670            5           11,204            5
     Corporate/eliminations ...............         (11,670)          (5)         (11,204)          (5)
                                                  ---------    ---------        ---------    ---------
          Total net sales .................       $ 216,562          100        $ 232,052          100
                                                  ---------    ---------        ---------    ---------

OPERATING INCOME:
     Engineered building systems ..........       $   9,372           13        $   9,545           12
     Metal building components ............          12,657            9           20,910           13
     Corporate/eliminations ...............          (6,529)          --           (6,242)          --
                                                  ---------    ---------        ---------    ---------
          Total operating income ..........       $  15,500            7        $  24,213           10
                                                  ---------    ---------        ---------    ---------

TOTAL ASSETS:
     Engineered building systems ..........       $  86,609           10        $  95,953           11
     Metal building components ............         385,523           44          358,150           42
     Corporate/eliminations ...............         402,855           46          394,246           47
                                                  ---------    ---------        ---------    ---------
          Total assets ....................       $ 874,987          100        $ 848,349          100
                                                  ---------    ---------        ---------    ---------

NCI BUILDING SYSTEMS, INC.


THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000

Consolidated sales for the quarter ended January 31, 2001 decreased by $15.5 million, or 6.7%, compared to the first quarter of fiscal 2000. Exceptionally poor weather conditions reduced construction activity this winter much more than normal, causing shipments in all aspects of the Company's business to be delayed. Weather conditions have been more severe than those experienced in the past four or five years. These conditions accounted for the bulk of the decline in sales for the first quarter. These conditions continued into February and will impact sales and earnings performance in the second quarter.

Engineered Building Systems sales decreased by 2.4% in the first quarter compared to the prior year's first quarter. All divisions were impacted by weather related delays during the quarter. Based on published information, the decrease in sales was less than experienced by the Company's major competitors. Incoming orders for engineered building systems were 1.0% over the prior year and backlog at the end of the quarter was up 7.5%.

Operating income of the engineered building systems segment declined in the first quarter of fiscal 2001 by 1.8% to $9.4 million compared to $9.5 million in the prior year's first quarter. The decrease in operating income was in line with the decrease in sales for the period. As a percent of sales, engineered building systems' operating income was 12.5% in the current quarter compared to 12.4% in the prior year.

Metal Building Components sales decreased by 8.8% in the first quarter compared to the prior year's first quarter. The majority of this decline resulted from the more severe weather conditions being experienced this quarter compared to the prior year. Both the mini storage and rural sections of the components business were impacted by the unfavorable weather to a greater degree than other sections. Lower sales led to lower utilization of the coating plants and the severe weather resulted in lost production days in some mid-west and northern components plants, with resultant adverse impact on margins. Coupled with higher energy costs, primarily a doubling of natural gas costs in the first quarter, operating income of the building components segment declined by 39.5% in fiscal 2001 compared to fiscal 2000. As a percent of sales, operating income was 8.9% compared to 13.5% in the prior year's first quarter.

Consolidated operating expenses, consisting of engineering and drafting, selling and administrative costs, increased to $36.2 million in the first quarter of fiscal 2001 compared to $35.2 million in fiscal 2000. This represented an increase of 2.9% compared to the sales decline of 6.7%. Due to seasonal factors, the first half of the fiscal year is historically not as strong as the second half and operating expense increases tend to be proportionally higher in the first half of the fiscal year. As a percent of sales, operating expenses were 16.7% in fiscal 2001 compared to 15.2% in fiscal 2000.

Interest expense in fiscal 2001 increased to $9.5 million compared to $9.2 million in fiscal 2000. This increase resulted from a higher borrowing rate in fiscal 2001 compared to fiscal 2000 based on higher LIBOR and prime rates.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had working capital of $101.3 million compared to $65.7 million at the end of fiscal year 2000. The majority of this increase came from a reduction in current liabilities related to payments of year-end incentives, timing of trade accounts payable and income tax payments for fiscal year 2000. During the first quarter of fiscal 2001, the Company generated cash flow from operations before changes in working capital components of $13.5 million. This cash flow along with borrowing under the Company's senior revolving credit agreements of $31.3 million, was used to finance the $35.6 million increase in working capital, the $5.5 million acquisition of Midland Metals and capital expenditures of $3.7 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowing in the first half of the year with the majority of debt reduction occurring in the second half of the year as sales and income increase.

The Company has a $240 million senior credit facility from banks which includes a $40 million 364 day facility that matures on April 30, 2001, unless renewed, and a $200 million revolver which matures on July 1, 2003. In addition, the Company has a term loan which matures on July 1, 2003 and requires quarterly payments of $10.0 million currently and gradually increasing to $12.5 million at maturity. As of January 31, 2001, the Company had $207.0 million outstanding under the revolving credit facility and had $115.0 million outstanding under the five-year term loan.

Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that ranges from 0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 1.375% on LIBOR loans and 0% on base rate loans.

The Company intends to request a one year extension of the maturity date of the 364-day revolver. If the 364-day revolver is not extended by the lenders, the Company has the option to convert it to a term note that would mature on July 1, 2003. Borrowing under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

In addition, the Company has $125 million of senior subordinated notes which mature on May 1, 2009. The notes bear interest at a rate of 9.25%.

During the quarter, the Company spent $3.7 million for capital additions for plant expansions and capital replacements and betterments. In addition, the Company spent $5.5 million to acquire the assets and business of Midland Metals, Inc. The Company plans to spend approximately $15 million in capital additions in fiscal 2001, in addition to the Midland Metals, Inc. acquisition. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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


MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 31, 2001, the Company had $322.0 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and order patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including its annual report on Form 10-K for the year ended October 31, 2000. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

                           NCI BUILDING SYSTEMS, INC.


PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          None

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

                                                NCI BUILDING SYSTEMS, INC.
                                                --------------------------
                                                (Registrant)


Date: March 14, 2001                            By: /s/ Robert J. Medlock
                                                   ----------------------
                                                   Robert J. Medlock
                                                   Executive Vice President and
                                                   Chief Financial Officer