Form 10-K405/A
period 2000-10-31
NCI BUILDING SYSTEMS INC
filed 2001-06-07
CIK 883902

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-14315

                           NCI BUILDING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       76-0127701
        (State or other jurisdiction)                         (I.R.S. employer
      of incorporation or organization                       identification no.)

    10943 NORTH SAM HOUSTON PARKWAY WEST
               HOUSTON, TEXAS                                       77064
  (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (281) 897-7788

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 2000 Annual Report to Shareholders, and certain information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders held on March 1, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        EXPLANATORY NOTE -- RESTATEMENT

     NCI Building Systems, Inc. (the "Company") is filing this amendment to its Annual Report on Form 10-K in order to restate our consolidated financial statements for the years ended October 31, 1999 and October 31, 2000. These restatements reflect an aggregate adjustment to net income as of October 31, 1999 and October 31, 2000 of approximately $8.8 million relating to accounting and management information systems errors that impacted certain inventories and related liabilities. The net effect for the year ended October 31, 1999, after adjusting for income tax of $794,000, is a $1,296,000 decrease to net income, from $45,873,000 to $44,577,000. The net effect for the year ended October 31, 2000, after adjusting for income tax of $4,615,000, is a $7,532,000 decrease to net income, from $51,939,000 to $44,407,000. The impact of these restatements on the accompanying financial statements is summarized in Note 11 to the consolidated financial statements contained herein. We have also included in the amendment to our Annual Report on Form 10-K for the year ended October 31, 2000, certain information regarding compensation and retirement benefits paid to our former Chairman of the Board, which were inadvertently omitted from our definitive proxy statement for our annual meeting of shareholders held on March 1, 2001.

     Contemporaneously with this filing, we are also filing an amendment to our quarterly report on Form 10-Q for the first quarter of fiscal 2001 in order to restate the consolidated financial statements therein.

     The following items of this Form 10-K/A reflect amendments made to our above-referenced Annual Report on Form 10-K:

        Item 1.  Business
        Item 3.  Legal Proceedings
        Item 6.  Selected Financial Data
        Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        Item 8.  Financial Statements and Supplementary Data
        Item 11. Executive Compensation
        Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K

     General information in the originally filed Annual Report on Form 10-K was presented as of the original filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing. Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatements.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                  PART I


Item 1.   Business....................................................    1

Item 3.   Legal Proceedings...........................................   10

                                  PART II


Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
Item 8.   Financial Statements and Supplementary Data.................   16

                                 PART III


Item 11.  Executive Compensation......................................   35

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   42

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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     NCI Building Systems, Inc. is one of North America's largest integrated manufacturers of metal products for the building industry. We operate 40 manufacturing and distribution facilities located in 18 states and Mexico. We sell metal building components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

     - Controlling operating and administrative costs

     - Managing working capital and fixed assets

     - Developing new markets and products

     - Successfully identifying strategic growth opportunities

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

BUSINESS SEGMENTS

     We have divided our operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing process, marketing and management of its business. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component products or services. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):

                                                1998              1999               2000
                                           --------------    --------------    ----------------
                                                               (RESTATED)         (RESTATED)
SALES TO OUTSIDE CUSTOMERS:
  Engineered building systems............  $277,347    41%   $310,324    33%   $  333,087    33%
  Metal building components..............   397,984    59     626,226    67       685,237    67
  Intersegment sales.....................    25,094     4      59,692     6        47,107     5
  Corporate/eliminations.................   (25,094)   (4)    (59,692)   (6)      (47,107)   (5)
                                           --------   ---    --------   ---    ----------   ---
          Total net sales................  $675,331   100%   $936,550   100%   $1,018,324   100%
                                           ========   ===    ========   ===    ==========   ===
OPERATING INCOME:
  Engineered building systems............  $ 29,576    11%   $ 37,509    12%   $   37,549    11%
  Metal building components..............    51,497    13      70,351    11        75,691    11
  Corporate/eliminations.................    (1,764)   --         582    --           430    --
                                           --------   ---    --------   ---    ----------   ---
          Total operating income.........  $ 79,309    12%   $108,442    12%   $  113,670    11%
                                           ========   ===    ========   ===    ==========   ===
TOTAL ASSETS:
  Engineered building systems............  $ 86,342    10%   $ 88,673    10%   $   97,130    11%
  Metal building components..............   352,407    43     365,417    43       392,416    45
  Corporate/eliminations.................   384,788    47     402,277    47       379,375    44
                                           --------   ---    --------   ---    ----------   ---
          Total assets...................  $823,537   100%   $856,367   100%   $  868,921   100%
                                           ========   ===    ========   ===    ==========   ===

     For more business segment information, please see the Supplementary Business Segment Information contained in Item 7.

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

     The following are the types of components we sell:

- Metal roof and wall systems               - Fascia
- Overhead doors                            - Mansard accessories
- Interior and exterior doors               - Trim accessories

     Our components are used in the following markets:

- Industrial                                - Commercial
- Governmental                              - Agricultural
- Community                                 - Residential

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

     Metal roofing accounts for a significant portion of the overall metal building components market, but only approximately 6% of total annual roofing market expenditures, estimated at over $21 billion based on available industry information. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

     - Lower lifecycle cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are 60-70% higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial cost.

     - Increased longevity. Metal roofing systems generally last for 20 years without requiring major maintenance or replacement. This compares to five to ten years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

     - Attractive aesthetics and design flexibility. Metal roofing systems allow architects and builders to integrate colors and geometric design into the roofing of new and existing buildings, providing an increasingly fashionable means of enhancing a building's aesthetics. Conventional roofing material is generally tar paper or a gravel surface, and building designers tend to conceal roofs made with these materials.

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

     In our marketing efforts, we and other major manufacturers generally emphasize the following characteristics of engineered building systems to distinguish them from other methods of construction:

     - Shorter construction time. In many instances, it takes less time to construct an engineered building than other building types. In addition, because most of the work is done in the factory, the likelihood of weather interruptions is reduced.

     - More efficient material utilization. The larger engineered building systems manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

     - Lower construction costs. The in-plant manufacture of engineered building systems, coupled with automation, allows the substitution of less expensive factory labor for much of the skilled on-site construction labor otherwise required for traditional building methods.

     - Greater ease of expansion. Engineered building systems can be modified quickly and economically before, during or after the building is completed to accommodate all types of expansion. Typically, an engineered building system can be expanded by removing the end or side walls, erecting new framework and adding matching wall and roof panels.

     - Lower maintenance costs. Unlike wood, metal will not deteriorate because of cracking, rot or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

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

     Engineered Building Systems. Engineered building systems consist of pre-engineered structural beams and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. We design an integrated engineered building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Engineered building systems typically consist of three systems:

     - Primary structural framing. Primary structural framing, fabricated from heavy-gauge steel, supports the secondary structural framing, roof, walls and all externally applied loads. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

     - Secondary structural framing. Secondary structural framing consists of medium-gauge, roll-formed steel components called purlins and girts. Purlins are attached to the primary frame to support the roof. Girts are attached to the primary frame to support the walls. The secondary structural framing is designed to strengthen the primary structural framing and efficiently transfer applied loads from the roof and walls to the primary structural framing.

     - Covering systems. Covering systems consist of roof and wall panels. These panels not only lock out the weather but also contribute to the structural integrity of the overall building system. Roof and siding panels are fabricated from light-gauge, roll-formed steel.

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

     In addition, competition in the metal building components and engineered building systems market of the building industry is intense. It is based primarily on:

     - price

     - speed of construction

     - ability to provide added value in the design and engineering of buildings

     - service

     - quality

     - delivery

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

ITEM 3. LEGAL PROCEEDINGS.

     Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

     We are involved in various other legal proceedings that we consider to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA.

                                                                   YEAR ENDED OCTOBER 31,(1)
                              ---------------------------------------------------------------------------------------------------
                               1992       1993       1994       1995       1996       1997       1998      1999(2)      2000(2)
                              -------   --------   --------   --------   --------   --------   --------   ----------   ----------
                                                                                                          (RESTATED)   (RESTATED)
Sales.......................  $79,008   $134,506   $167,767   $234,215   $332,880   $407,751   $675,331    $936,550    $1,018,324
Net Income..................    3,611      6,333     10,256     17,032     24,814     27,887     37,318      44,577(3)     44,407
Net Income per Share
  (Diluted).................      .34        .48        .77       1.26       1.51       1.64       2.05        2.34(3)       2.43
Working Capital.............    4,835     15,511     16,885     31,687     51,958     76,746     58,393      59,254        56,913
Total Assets................   34,187     46,733     63,373     83,082    158,326    196,332    823,537     856,367       868,921
Long-term Debt (Noncurrent
  Portion)..................    2,185      1,899        326        278      1,730      1,679    444,477     397,062       374,448
Shareholders' Equity........  $21,232   $ 28,655   $ 39,682   $ 57,682   $116,175   $147,815   $223,612    $275,994    $  305,280
Average Common Shares
  (Assuming Dilution).......   10,864     13,156     13,390     13,530     16,455     17,085     18,192      19,100        18,286

---------------

(1) All numbers in thousands except net income per share.

(2) See Note 11 to the consolidated financial statements for a discussion of the restatement.

(3) Includes an extraordinary loss on debt refinancing, net of tax, of $1.0 million or $0.05 per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table presents, as a percentage of sales, certain selected consolidated financial data for the Company for the periods indicated:

                                                                  YEAR ENDED OCTOBER 31,
                                                              -------------------------------
                                                              1998       1999         2000
                                                              -----   ----------   ----------
                                                                      (RESTATED)   (RESTATED)
Sales.......................................................  100.0%    100.0%       100.0%
Cost of sales...............................................   73.7      74.4         74.8
          Gross profit......................................   26.3      25.6         25.2
Operating expenses..........................................   14.2      14.0         14.0
Nonrecurring acquisition expense............................    0.3        --           --
                                                              -----     -----        -----
          Income from operations............................   11.8      11.6         11.2
Interest expense............................................    3.1       3.8          3.8
Other income, net...........................................   (0.5)     (0.5)        (0.2)
                                                              -----     -----        -----
          Income before income taxes........................    9.2       8.3          7.6
Provision for income taxes..................................    3.6       3.4          3.2
                                                              -----     -----        -----
          Income before extraordinary loss..................    5.6       4.9          4.4
Extraordinary loss on debt refinancing, net of tax..........     --      (0.1)          --
                                                              -----     -----        -----
          Net income........................................    5.6%      4.8%         4.4%
                                                              =====     =====        =====

SUPPLEMENTARY BUSINESS SEGMENT INFORMATION

     The Company's various product lines have been aggregated into two business segments: metal building components and engineered building systems. These aggregations are based on the similar nature of the products, distribution of products, and management and reporting for those products within the Company. Both segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and terms of financing available for construction.

     Products of both business segments are similar in basic raw materials used and manufacturing. Engineered building systems include the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of component products or services. The Company believes it has one of the broadest product offerings of metal building products in the industry.

     Intersegment sales consist primarily of products and services provided to the engineered buildings segment by the component segment, including painting and coating of hot rolled material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

     The following table presents the Company's supplementary business segment information (in thousands), for the periods indicated:

                                              1998      %     1999(1)      %     2000(1)      %
                                            --------   ---   ----------   ---   ----------   ---
                                                             (RESTATED)         (RESTATED)
Sales to outside customers:
  Engineered building systems.............   277,347    41     310,324     33      333,087    33
  Metal building components...............   397,984    59     626,226     67      685,237    67
  Intersegment sales......................    25,094     4      59,692      6       47,107     5
  Corporate/eliminations..................   (25,094)   (4)    (59,692)    (6)     (47,107)   (5)
                                            --------   ---    --------    ---   ----------   ---
          Total net sales(2)..............  $675,331   100    $936,550    100   $1,018,324   100
                                            ========   ===    ========    ===   ==========   ===
Operating income:
  Engineered building systems.............    29,576    11      37,509     12       37,549    11
  Metal building components...............    51,497    13      70,351     11       75,691    11
  Corporate/eliminations..................    (1,764)   --         582     --          430    --
                                            --------   ---    --------    ---   ----------   ---
          Total operating income..........  $ 79,309    12    $108,442     12   $  113,670    11
                                            ========   ===    ========    ===   ==========   ===
Joint venture income:
  Engineered building systems.............         8     1         150      9          575   140
  Metal building components...............       729    99       1,525     91         (165)  (40)
  Corporate/eliminations..................        --    --          --     --           --    --
                                            --------   ---    --------    ---   ----------   ---
          Total joint venture income......  $    737   100    $  1,675    100   $      410   100
                                            ========   ===    ========    ===   ==========   ===
Investment in joint ventures:
  Engineered building systems.............        28    --         178      1          303     3
  Metal building components...............    25,937   100      30,301     99        9,065    97
  Corporate/eliminations..................        --    --          --     --           --    --
                                            --------   ---    --------    ---   ----------   ---
          Total investment in joint
            ventures......................  $ 25,965          $ 30,479    100   $    9,368   100
                                            ========   ===    ========    ===   ==========   ===
Property, plant and equipment:
  Engineered building systems.............    33,244    19      35,931     18       42,002    18
  Metal building components...............   142,637    79     153,156     77      173,837    75
  Corporate/eliminations..................     3,619     2       8,768      5       15,203     7
                                            --------   ---    --------    ---   ----------   ---
          Total property, plant and
            equipment, net................  $179,500   100    $197,855    100   $  231,042   100
                                            ========   ===    ========    ===   ==========   ===
Depreciation and amortization:
  Engineered building systems.............     5,958    33       6,893     24        7,894    24
  Metal building components...............    10,346    58      17,590     62       23,080    69
  Corporate/eliminations..................     1,514     9       4,059     14        2,513     7
                                            --------   ---    --------    ---   ----------   ---
          Total depreciation and
            amortization..................  $ 17,818   100    $ 28,542    100   $   33,487   100
                                            ========   ===    ========    ===   ==========   ===

                                              1998      %     1999(1)      %     2000(1)      %
                                            --------   ---   ----------   ---   ----------   ---
                                                             (RESTATED)         (RESTATED)
Capital expenditures:
  Engineered building systems.............     7,297    35      10,067     31       12,813    44
  Metal building components...............    13,233    64      17,769     53        9,217    32
  Corporate/eliminations..................       304     1       5,426     16        6,855    24
                                            --------   ---    --------    ---   ----------   ---
          Total capital expenditures......  $ 20,834   100    $ 33,262    100   $   28,885   100
                                            ========   ===    ========    ===   ==========   ===
Total assets:
  Engineered building systems.............    86,342    10      88,673     10       97,130    11
  Metal building components...............   352,407    43     365,417     43      392,416    45
  Corporate/eliminations..................   384,788    47     402,277     47      379,375    44
                                            --------   ---    --------    ---   ----------   ---
          Total assets....................  $823,537   100    $856,367    100   $  868,921   100
                                            ========   ===    ========    ===   ==========   ===

---------------

(1) See Note 11 to the consolidated financial statements for a discussion of the restatement.

(2) The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company's sales are made within the United States.

RESULTS OF OPERATIONS FOR FISCAL 2000 COMPARED TO 1999

     Consolidated sales for fiscal 2000 exceeded $1 billion for the first time and totaled $1.02 billion which represents an increase of 9% as compared to fiscal 1999 sales of $936.6 million. The 2000 fiscal year growth is attributable to increased market penetration, and new sales related to the new long bay building systems in the engineered buildings segment, additional revenues in the metal building components segment related to the acquisition of DOUBLECOTE and the related consolidation of its results for the last seven months of fiscal 2000. Intersegment sales of $47.1 million represent product and services provided by the metal building components segment, principally coating and painting services to the engineered buildings segment in 2000.

     Engineered Building Systems sales increased approximately 7% in fiscal 2000 as compared to fiscal 1999. This increase resulted from increased market penetration due to growth in the builder customer base and wider geographical distribution, as well as the introduction of our new long bay building systems. Operating income for fiscal 2000 remained consistent with fiscal 1999 and represented 11% of sales in fiscal 2000 and 12% in fiscal 1999. The slight deterioration in operating income margins is due primarily to the building systems absorption of non-capitalizable costs associated with the consolidation and relocation of our corporate headquarters, post-implementation costs associated with the management information systems, and an increase in employee related costs related to the increase in sales.

     Metal Building Components sales increased in fiscal 2000 by 9% compared to fiscal 1999. The majority of this increase resulted from the DOUBLECOTE acquisition and the inclusion of DOUBLECOTE's sales for the last seven months of 2000. Operating income of this segment increased by $5.3 million or 8% in fiscal 2000 compared to fiscal 1999 and represented 11% of sales in both fiscal 2000 and 1999. This change is in line with the increase in sales volume.

     Consolidated operating expenses increased $11.8 million, or 9%, in fiscal 2000 as compared to fiscal 1999 which was generally in line with the 9% increase in sales. As a percent of sales, operating expenses were 14% in fiscal 1999 and 2000.

     Joint venture income decreased $1.3 million to $0.4 million in fiscal 2000 as compared to fiscal 1999 due primarily to the purchase of our partner's 50% ownership of DOUBLECOTE, a coil paint line whose results are included in the Company's consolidated results of operations for the last seven months of fiscal 2000.

RESULTS OF OPERATIONS FOR FISCAL 1999 COMPARED TO 1998

     Consolidated sales for fiscal 1999 increased by 39% as compared to fiscal 1998. Most of this increase resulted from the inclusion of MBCI (acquired in May
1998) for the full year in 1999 compared to only six months in 1998. On a pro forma basis, the increase in sales would have been approximately 8%.

     Engineered Building Systems sales increased by 12% in 1999 compared to 1998 due to increased market penetration, increased geographic coverage through utilization of component plants and increased product offerings available to engineered building systems' customers after the MBCI acquisition. Operating income in 1999 increased by 27% over 1998 which represented 12% of sales compared to 11% of sales for 1998. Operating income increased at a faster rate than sales volume growth as a result of synergies of the MBCI acquisition including purchase pricing and efficiencies, vertical integration of painting and coating, lower distribution costs from broader geographical locations, improved manufacturing utilization, and product procurement from the metal component segment.

     Metal Building Components sales increased 57% in 1999 compared to 1998 primarily from the inclusion of the MBCI acquisition for the full year in 1999. On a pro forma basis, the sales increase would have been approximately 7% for the year. Top line sales growth has been reduced by sales which became intersegment sales after the combination of MBCI with the Company. Since 90% of coating and painting requirements of the Company are performed internally, external sales opportunities may be lost during peak periods. In addition, the external sales which are diverted to one of the Company's joint ventures may result in a reduction of sales growth. Although sales increased by 57%, operating income increased by only 37% in the current year, representing 11% of sales in 1999 compared to 13% in 1998. A more competitive pricing environment in 1999 and new competition in some market areas accounted for the decline in margin performance.

     Consolidated operating expenses consisting of engineering and drafting, selling and administrative costs, increased by $35 million, or 36%, in 1999 compared to 1998 which was slightly less than the 39% increase in consolidated sales. As a percent of sales, operating expenses were 14% in 1999 and 1998.

     Interest expense for 1999 was $35.4 million compared to $20.8 million in 1998. In May 1998, the Company borrowed approximately $540 million in bank debt to finance the acquisition of MBCI. During the last six months of 1998 and in 1999, the Company reduced its total indebtedness to $433 million. The reduction in debt coupled with lower interest costs (as leverage decreased) resulted in a lower percentage increase in interest cost being a lower percentage of sales in 1999 as compared to 1998.

     Joint venture income increased from $.7 million in 1998 to $1.7 million in 1999 due to the inclusion of MBCI's joint venture operations for the whole year. In April 1999, a 50% joint venture for the painting of heavy gauge hot roll coils began operation. This joint venture has incurred start up losses which reduced the overall increase in total joint venture income in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     As of October 31, 2000, the Company had working capital of $56.8 million compared to $59.3 million at the end of fiscal 1999. Better inventory management and strict credit policies allowed the Company to finance its growth with a decrease in net working capital. During fiscal 2000, the Company generated $81.8 million in cash flow from operations before changes in working capital components. This was approximately 4% higher than the $78.5 million generated in fiscal 1999. This cash flow was used primarily to fund capital additions of $28.9 million, purchase treasury stock of $20.4 million, acquire DOUBLECOTE for $24.4 million, and reduce debt by $16.1 million during fiscal 2000.

     The Company has a senior credit facility from a syndicate of banks. At October 31, 2000, this facility consisted of (i) a revolving credit facility of up to $200 million, (ii) a term loan facility in the original principal amount of $200 million, and (iii) a 364-day revolving credit facility of up to $40 million. At October 31, 2000, the Company had $145 million outstanding under its revolving credit facility, $20.7 million outstanding under its 364-day revolving credit facility, and $125 million under its term loan facility. The senior credit facility matures in total on July 1, 2003.

     After completion of the restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance. In connection with this waiver and at the request of the Company, the $40 million aggregate principal amount outstanding at May 22, 2001 under the Company's 364-day senior revolving credit facility was converted to a term note maturing on July 1, 2003.

     Loans under the senior credit facility bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin the ranges from 0% to 0.5% and (2) LIBOR loan at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 1.375% on LIBOR loans and 0% on base rate loans.

     Borrowings under the senior credit facility may be prepaid at any time without penalty. In addition, the Company may voluntarily reduce the unutilized portion under the revolver at any time in certain agreed minimum amounts, without premium or penalty but subject to LIBOR breakage fees. Borrowings under the term loan are payable in successive quarterly installments of currently $10 million and gradually increase to $12.5 million at maturity. Repayments on the term loan facilities may not be reborrowed by the Company.

     The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations. Further, under the senior credit facility the Company is subject to certain restrictions, including a restriction from paying cash dividends or making other cash distributions with respect to its common stock, other than repurchases of no more than $50 million of its common stock. "

     The Company has outstanding $125 million of unsecured senior subordinated notes that mature on May 1, 2009. These notes have an interest rate of 9.25%. The Company was not in default under the terms of these notes as a result of the restatement of its financials. For more information regarding the Company's long-term debt, see Note 2 to the consolidated financial statements included elsewhere herein.

     During the 2000 fiscal year, the Company spent $28.9 million in capital additions for plant expansions, development of new management information systems and a new corporate headquarters building. The Company plans to spend approximately $15.3 million on capital projects in fiscal 2001. Delays or cancellation of planned projects or changes in the economic outlook could increase or decrease capital spending from the amounts currently anticipated.

     Inflation has not significantly affected the Company's financial position or operations. Metal components and engineered building systems are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the Company's operations.

     Liquidity in future periods will be dependent on internally generated cash flows and the ability to obtain adequate financing for capital expenditures and expansion when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and the availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CONSOLIDATED STATEMENTS OF INCOME

                           NCI BUILDING SYSTEMS, INC.
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         OCTOBER 31,
                                                              ----------------------------------
                                                                1998        1999         2000
                                                              --------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
Sales.......................................................  $675,331    $936,550    $1,018,324
Cost of sales...............................................   497,862     696,999       761,702
                                                              --------    --------    ----------
          Gross profit......................................   177,469     239,551       256,622
Operating expenses..........................................    96,100     131,109       142,952
Nonrecurring acquisition expenses...........................     2,060          --            --
                                                              --------    --------    ----------
          Income from operations............................    79,309     108,442       113,670
Interest expense............................................   (20,756)    (35,449)      (39,069)
Other income, net...........................................     2,559       3,204         2,262
Joint venture income........................................       737       1,675           410
                                                              --------    --------    ----------
          Income before income taxes........................    61,849      77,872        77,273
                                                              --------    --------    ----------
Provision for income taxes:
          Current...........................................    16,573      29,272        31,372
          Deferred..........................................     7,958       3,022         1,494
                                                              --------    --------    ----------
Total income tax............................................    24,531      32,294        32,866
                                                              --------    --------    ----------
          Income before extraordinary loss..................    37,318      45,578        44,407
Extraordinary loss on debt financing, net of tax............        --      (1,001)           --
                                                              --------    --------    ----------
Net income..................................................  $ 37,318    $ 44,577    $   44,407
                                                              ========    ========    ==========
Income per common and common equivalent share:
  Basic:
     Income before extraordinary loss.......................  $   2.17    $   2.48    $     2.48
     Extraordinary loss, net of tax.........................        --       (0.05)           --
                                                              ========    ========    ==========
     Net income.............................................  $   2.17    $   2.43    $     2.48
                                                              ========    ========    ==========
  Diluted:
     Income before extraordinary loss.......................  $   2.05    $   2.39    $     2.43
     Extraordinary loss, net of tax.........................        --       (0.05)           --
                                                              ========    ========    ==========
     Net income.............................................  $   2.05    $   2.34    $     2.43
                                                              ========    ========    ==========

        See accompanying notes to the consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                           NCI BUILDING SYSTEMS, INC.
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    OCTOBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                                                              (RESTATED)   (RESTATED)
                                       ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 16,089     $  2,999
  Accounts receivable, net..................................    105,608      119,368
  Inventories...............................................     84,872       87,613
  Deferred income taxes.....................................      6,943        4,986
  Prepaid expenses..........................................      5,037        7,482
                                                               --------     --------
          Total current assets..............................    218,549      222,448
Property, plant and equipment, net..........................    197,855      231,042
Excess of costs over fair value of acquired net assets......    398,606      395,073
Other assets, primarily investment in joint ventures........     41,357       20,358
                                                               --------     --------
          Total assets......................................   $856,367     $868,921
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................   $ 36,297     $ 42,806
  Accounts payable..........................................     68,183       77,638
  Accrued compensation and benefits.........................     17,021       21,383
  Other accrued expenses....................................     37,773       23,792
                                                               --------     --------
          Total current liabilities.........................    159,274      165,619
Long-term debt, noncurrent portion..........................    397,062      374,448
Deferred income taxes.......................................     24,037       23,574
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $1 par value, 1,000,000 shares
     authorized, none outstanding...........................         --           --
  Common stock, $.01 par value, 50,000,000 authorized,
     18,520,000 and 17,675,000 shares issued and
     outstanding, respectively..............................        186          186
  Additional paid-in capital................................     97,289       97,224
  Retained earnings.........................................    178,519      222,926
  Treasury stock............................................         --      (15,056)
                                                               --------     --------
          Total shareholders' equity........................    275,994      305,280
                                                               --------     --------
          Total liabilities and shareholders' equity........   $856,367     $868,921
                                                               ========     ========

        See accompanying notes to the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                           NCI BUILDING SYSTEMS, INC.
                                 (IN THOUSANDS)

                                                   ADDITIONAL
                                          COMMON    PAID-IN     TREASURY   RETAINED   SHAREHOLDERS'
                                          STOCK     CAPITAL      STOCK     EARNINGS       EQUITY
                                          ------   ----------   --------   --------   --------------
Balance, October 31, 1997...............   $ 82     $51,109     $     --   $ 96,624      $147,815
  Proceeds from exercise of stock
     options, including tax benefit
     thereon............................      2       4,317           --         --         4,319
  Two-for-one split of common stock.....     82         (82)          --         --            --
  Shares issued in connection with
     purchase of MBCI...................     14      32,186           --         --        32,200
  Shares issued for contribution to
     401(k) plan........................      1       1,959           --         --         1,960
  Net income............................     --          --           --     37,318        37,318
                                           ----     -------     --------   --------      --------
Balance, October 31, 1998...............    181      89,489           --    133,942       223,612
  Proceeds from exercise of stock
     options, including tax benefit
     thereon............................      3       3,076           --         --         3,079
  Shares issued for contribution to
     401(k) plan........................      2       4,724           --         --         4,726
  Net income (Restated).................     --          --           --     44,577        44,577
                                           ----     -------     --------   --------      --------
Balance, October 31, 1999 (Restated)....    186      97,289           --    178,519       275,994
  Treasury stock purchases..............     --          --      (20,416)        --       (20,416)
  Proceeds from exercise of stock
     options, including tax benefit
     thereon............................     --         202           --         --           202
  Treasury stock reissued for stock
     options exercised..................               (604)       1,442         --           838
  Shares issued from treasury stock for
     contribution to 401(k) plan........     --         337        3,918         --         4,255
  Net income (Restated).................     --          --           --     44,407        44,407
                                           ----     -------     --------   --------      --------
Balance, October 31, 2000 (Restated)....   $186     $97,224     $(15,056)  $222,926      $305,280
                                           ====     =======     ========   ========      ========

        See accompanying notes to the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           NCI BUILDING SYSTEMS, INC.
                                 (IN THOUSANDS)

                                                                         OCTOBER 31,
                                                             -----------------------------------
                                                               1998         1999         2000
                                                             ---------   ----------   ----------
                                                                         (RESTATED)   (RESTATED)
Cash flows from operating activities:
  Income before extraordinary loss.........................  $  37,318   $  45,578     $ 44,407
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization.........................     17,818      28,542       33,487
     Gain on sale of fixed assets..........................        (32)        (11)        (201)
     Provision for doubtful accounts.......................      2,625       2,402        2,645
     Extraordinary loss on debt refinancing, net of tax....         --      (1,001)          --
     Deferred income tax provision.........................      7,958       3,022        1,494
  Changes in operating assets and liabilities, net of
     effect of acquisitions:
     Accounts, notes and other receivables.................     (3,663)     (8,749)      (7,403)
     Inventories...........................................      9,951      (6,871)      (1,472)
     Prepaid expenses......................................        109        (823)      (2,056)
     Accounts payable......................................     24,189       5,489        7,856
     Accrued expenses......................................     13,772      26,650       (5,917)
                                                             ---------   ---------     --------
  Net cash provided by operating activities................    110,045      94,228       72,840
Cash flows from investing activities:
  Proceeds from sale of fixed assets.......................         98       1,561          383
  Acquisition of Metal Building Components, Inc. ..........   (553,510)         --           --
  Acquisition of California Finished Metals, Inc. .........    (15,458)         --           --
  Acquisition of DOUBLECOTE, L.L.C. .......................         --          --      (24,408)
  Changes in other noncurrent assets.......................    (24,450)     (9,574)       2,780
  Capital expenditures.....................................    (20,834)    (33,262)     (28,885)
                                                             ---------   ---------     --------
  Net cash used in investing activities....................   (614,154)    (41,275)     (50,130)
Cash flows from financing activities:
  Proceeds from stock options exercised....................      2,494         952          721
  Net (payments) borrowings on revolving lines of credit...    281,600    (136,112)      20,145
  Borrowings on long-term debt.............................    200,000     125,000           --
  Payments on long-term debt...............................     (7,552)    (31,303)     (36,250)
  Purchase of treasury stock...............................         --          --      (20,416)
                                                             ---------   ---------     --------
  Net cash provided by (used in) financing activities......    476,542     (41,463)     (35,800)
Net increase (decrease) in cash and cash equivalents.......    (27,567)     11,490      (13,090)
Cash at beginning of period................................     32,166       4,599       16,089
                                                             ---------   ---------     --------
Cash at end of period......................................  $   4,599   $  16,089     $  2,999
                                                             =========   =========     ========

        See accompanying notes to the consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Reporting Entity

     These financial statements include the operations and activities of NCI Building Systems, Inc. and its subsidiaries (the "Company") after the elimination of intercompany accounts and balances. The Company designs, manufactures and markets metal building systems and components for commercial, industrial, agricultural and community service use.

  (b) Revenue Recognition

     The Company recognizes revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Adequate provision is made, upon shipment, for estimated product returns, and warranties. Costs associated with shipping and handling of products are included in cost of sales.

  (c) Accounts Receivable

     The Company reports accounts receivable net of the allowance for doubtful accounts of $3,309,000 and $3,656,000 at October 31, 1999 and 2000,
respectively. Trade accounts receivable are the result of sales of building systems and components to customers throughout the United States and affiliated territories including international builders who resell to end users. All sales are denominated in United States dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process.

  (d) Inventories

     Inventories are stated at the lower of cost or market value, using specific identification or the weighted-average method for steel coils and other raw materials.

     The components of inventory are as follows:

                                                                 OCTOBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $65,999   $66,696
Work-in-process and finished goods..........................   18,873    20,917
                                                              -------   -------
                                                              $84,872   $87,613
                                                              =======   =======

  (e) Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated over their estimated useful lives. Depreciation is computed using the straight-line method for financial reporting purposes and both straight-line and accelerated methods for income tax purposes.

     Depreciation expense for the years ended October 31, 1998, 1999 and 2000 was $9,970,000, $13,468,000 and $19,005,000, respectively. The Company capitalizes certain costs related to internal use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for Internal Use.

                           NCI BUILDING SYSTEMS, INC.

     Property, plant and equipment consist of the following:

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 12,417   $ 12,912
Buildings and improvements..................................    87,893    104,883
Machinery, equipment and furniture..........................   115,768    150,187
Transportation equipment....................................     4,721      4,609
Computer software and equipment.............................    17,759     27,188
                                                              --------   --------
                                                               238,558    299,779
Less accumulated depreciation...............................   (40,703)   (68,737)
                                                              --------   --------
                                                              $197,855   $231,042
                                                              ========   ========

     Estimated useful lives for depreciation are:

Buildings and improvements............................   10 - 40 years
Machinery, equipment and furniture....................    5 - 13 years
Transportation equipment..............................    3 - 10 years
Computer software and equipment.......................    5 -  7 years

  (f) Statements of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Total interest paid for the years ended October 31, 1998, 1999 and 2000 was $16,733,000, $30,198,000 and $37,186,000, respectively.
Income taxes paid, including refunds and prepayments, for the years ended October 31, 1998, 1999 and 2000 were $19,915,000, $13,247,000 and $42,885,000
(of which $11,748,000 related to 1999, but was payable in 2000), respectively. Non-cash investing or financing activities included: $2,343,000 for the 2000 401(k) plan contributions through the third fiscal quarter of 2000, and $1,912,000 for the related 1999 contributions which were paid in common stock in 2000; $2,301,000 for the 1999 401(k) plan contributions through the third fiscal quarter of 1999 and $2,425,000 for the related 1998 contributions which were paid in common stock in 1999; and $1,960,000 for the 1997 contribution paid in common stock in 1998.

  (g) Excess of Cost Over Fair Value of Acquired Net Assets

     Excess of cost over fair value of acquired net assets is amortized on a straight-line basis over periods of fifteen to forty years. Accumulated amortization as of October 31, 1999 was $21,581,000, and $32,802,000 as of October 31, 2000. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted cash flows of the entity acquired over the remaining amortization period, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of cash flows.

  (h) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                           NCI BUILDING SYSTEMS, INC.

  (i) Advertising Costs

     Advertising costs are expensed as incurred. Advertising expense was $2,301,000, $3,851,000 and $3,083,000 in 1998, 1999 and 2000, respectively.

  (j) Long-Lived Assets

     Impairment losses are recognized when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets carrying amount. Assets held for disposal are measured at the lower of carrying value or estimated fair value, less costs to sell.

  (k) Stock-Based Compensation

     The Company uses the intrinsic value method in accounting for its stock-based employee compensation plans.

  (l) Pending Accounting Changes

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. NCI has elected to adopt FAS 133 effective November 1, 2000, and accordingly, NCI will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. NCI believes that such adoption will not have a material effect on its consolidated results of operations or financial position.

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

  (m) Business Segments

     The Company adopted FAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in 1999. The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segments' performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of products and services provided to the engineered building systems segment by the metal building components

                           NCI BUILDING SYSTEMS, INC.

segment, including painting and coating of hot rolled material. Information with respect to the segments is included in the three-year comparison labeled Supplementary Business Segment Information on page 11.

NOTE 2. LONG-TERM DEBT

                                                                  OCTOBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Five-year revolving credit line with banks bearing interest
  at a rate of 30-day LIBOR plus 1.375% (8.0% at October 31,
  2000), maturing on July 1, 2003...........................  $124,800   $145,000
Five-year term loan payable to banks bearing interest at a
  rate of 90-day LIBOR plus 1.375% (8.1% at October 31,
  2000) repayable beginning on October 31, 1998, in
  quarterly installments beginning with $7.5 million and
  gradually increasing to $12.5 million on the maturity
  date, July 1, 2003........................................   161,250    125,000
364-day revolving credit facility with banks bearing
  interest at a rate of 30-day LIBOR plus 1.375% (8.0% at
  October 31, 2000) maturing on May 1, 2001.................    20,688     20,688
Unsecured senior subordinated notes bearing interest at a
  rate of 9.25%, maturing on May 1, 2009....................   125,000    125,000
Note payable to employee bearing interest at 7%, maturing
  April 1, 2001, with an option to convert into common stock
  at $14.96 per share.......................................     1,500      1,500
Other.......................................................       121         66
                                                              --------   --------
                                                               433,359    417,254
Current portion of long-term debt...........................   (36,297)   (42,806)
                                                              --------   --------
                                                              $397,062   $374,448
                                                              ========   ========

     Aggregate required principal reductions are as follows:

                                                   YEAR ENDED OCTOBER 31,
                                                   ----------------------
                                                       (IN THOUSANDS)
2001............................................          $ 42,806
2002............................................            46,260
2003............................................           203,188
2004............................................                --
2005 and thereafter.............................           125,000
                                                          --------
                                                          $417,254
                                                          ========

     The Company has a senior credit facility from a syndicated group of banks, which consists of (i) a five-year revolving credit facility of up to $200 million, of which up to $20 million may be utilized in the form of commercial and standby letters of credit, (ii) a five-year term loan facility and (iii) a 364-day revolving credit facility which originally provided for up to $200 million. Loans and letters of credit under the five-year revolver will be available, and amounts repaid may be reborrowed at any time until July 2003, subject to the fulfillment of certain conditions precedent, including the absence of default under the facility. If the 364-day revolver is not repaid by the Company or extended by the lenders, the Company has the option to convert it to a term note maturing on July 1, 2003. The Company's obligations under the senior credit facility are secured by the pledge of all capital stock, partnership interests and other equity interests of the Company's domestic subsidiaries. All obligations are also guaranteed by each of the Company's domestic corporate subsidiaries and operating limited partnerships. The senior credit facility contains customary financial and restrictive covenants with amounts and ratios negotiated between the Company and the lender. The Company is required to make

                           NCI BUILDING SYSTEMS, INC.

mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations.

     On May 5, 1999, the Company completed its offering of $125 million of unsecured Senior Subordinated Notes due 2009 (the "Notes"). The net proceeds of the offering, approximately $121 million, were used to repay a portion of outstanding borrowings under the existing senior credit facility. The indenture governing the Notes provides for interest at 9.25%, and the Notes mature on May 1, 2009. The indenture governing the Notes also contains covenants restricting certain activities and transactions by the Company and its subsidiaries including dividends, repurchases of stock, incurrence of additional debt and liens, investments in non-wholly owned entities or ventures and acquisitions or mergers, unless certain financial tests and other requirements are met.

     In 1999, as a result of the offering of the Notes, the Company reduced the maximum available borrowings under its 364-day revolver from $200 million to $40 million. During 1999, the restructuring of the existing senior credit facility resulted in the write-off of approximately $1.6 million ($1.0 million after tax) in deferred financing costs. At October 31, 1999 and 2000, the remaining unamortized balance in deferred financing costs relating to the senior credit facility and the Notes were $4,429,000 and $3,549,000, respectively.

     At October 31, 2000, the fair value of the Company's long-term debt, based on current interest rates and quoted market prices, was $409.8 million, compared with the carrying amount of $417.3 million.

NOTE 3. INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Taxes on income from continuing operations consist of the following:

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $15,371   $26,835   $28,501
  State.................................................    1,202     2,437     2,871
                                                          -------   -------   -------
  Total current.........................................   16,573    29,272    31,372
Deferred:
  Federal...............................................    7,292     2,760     1,378
  State.................................................      666       262       116
                                                          -------   -------   -------
  Total deferred........................................    7,958     3,022     1,494
                                                          -------   -------   -------
Total provision.........................................  $24,531   $32,294   $32,866
                                                          =======   =======   =======

                           NCI BUILDING SYSTEMS, INC.

     The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED OCTOBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              ----     ----     -----
Statutory federal income tax rate...........................  35.0%    35.0%     35.0%
State income taxes..........................................   2.1%     2.3%      2.7%
Non-deductible goodwill amortization........................   2.7%     4.3%      4.1%
Other.......................................................  (0.1)%   (0.1)%     0.7%
                                                              ----     ----     -----
Effective tax rate..........................................  39.7%    41.5%     42.5%
                                                              ====     ====     =====

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                  OCTOBER 31,
                                                              --------------------
                                                                1999        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Deferred tax assets
  Inventory.................................................  $  1,693    $  1,539
  Bad debt reserve..........................................     1,328       1,416
  Accrued insurance reserves................................     1,480       2,006
  Deferred compensation.....................................     1,416         754
  Other reserves............................................     1,026       1,364
                                                              --------    --------
          Total deferred tax assets.........................     6,943       7,079
Deferred tax liabilities
  Depreciation and amortization.............................    21,098      22,174
  Other.....................................................     2,939       3,493
                                                              --------    --------
          Total deferred tax liabilities....................    24,037      25,667
                                                              --------    --------
          Net deferred tax liability........................  $(17,094)   $(18,588)
                                                              ========    ========

     Other accrued liabilities includes income tax receivable of $2,215,000 at October 31, 2000 and accrued income taxes of $9,660,000 at October 31, 1999.

NOTE 4. OPERATING LEASE COMMITMENTS

     Total rental expense incurred from operating non-cancelable leases for the years ended October 31, 1998, 1999 and 2000 was $5,527,000, $6,795,000 and
$7,279,000, respectively. Aggregate minimum required annual payments on long-term operating leases at October 31, 2000 were as follows:

                                                           YEAR ENDED
                                                           OCTOBER 31,
                                                         ---------------
                                                         (IN THOUSANDS)
2001.................................................        $3,618
2002.................................................         3,031
2003.................................................           907
2004.................................................           480
2005.................................................           207
                                                             ------
                                                             $8,243
                                                             ======

                           NCI BUILDING SYSTEMS, INC.

NOTE 5. SHAREHOLDERS' RIGHTS PLAN

     In June 1998 the Board of Directors adopted a Shareholders' Rights Plan in which one preferred stock purchase right ("Right") was declared as a dividend for each common share outstanding. Each Right entitles shareholders to purchase, under certain conditions, one one-hundredth (1/100th) of a share of newly authorized Series A Junior Participating Preferred Stock at an exercise price of $62.50. Rights will be exercisable only if a person or group acquires beneficial ownership of 20% or more of the common shares or commences a tender or exchange offer, upon consummation of which such person or group would beneficially own 20% or more of the common shares. In the event that a person or group acquires 20% or more of the common shares, the Rights enable dilution of the acquiring person's or group's interest by providing for a 50% discount on the purchase of common shares by the non-controlling shareholders.

     The company will generally be entitled to redeem the Rights at $0.005 per Right at any time before a person or group acquires 20% or more of the common shares. Rights will expire on June 24, 2008 unless earlier exercised, redeemed or exchanged.

NOTE 6. PREFERRED, COMMON, AND TREASURY STOCK

  Preferred Stock

     The Company has 1 million shares of authorized preferred stock, none of which was outstanding as of October 31, 2000.

  Common Stock

     The Company has 50 million shares of authorized common stock, of which 18,520,000 and 17,675,000 were outstanding at October 31, 1999 and 2000, respectively. In June 1998, the Company's Board of Directors approved a two-for-one split of the Common Stock effective for stockholders of record on July 8, 1998. Share and per share amounts have been restated to reflect the stock split.

  Treasury Stock

     On November 3, 1999, the Company's Board of Directors authorized the repurchase of 1.0 million shares of the Company's common stock, and an additional 1.5 million shares on November 7, 2000. Subject to applicable federal securities law, such purchases occur at times and in amounts that the Company deems appropriate. No time limit was placed on the duration of the repurchase program. Shares repurchased are reserved for later re-issuance in connection with possible future acquisitions, the Company's stock option and 401(k) profit sharing plans. As of October 31, 2000, the Company had repurchased 1,219,508 shares of its common stock for $20.4 million since the inception of the repurchase program in November 1999.

     Changes in treasury common stock were as follows:

                                                              NUMBER OF
                                                               SHARES     AMOUNT
                                                              ---------   -------
                                                                (IN THOUSANDS)
Balance, October 31, 1999...................................       --     $    --
  Purchases.................................................    1,220      20,416
  Issued in exercise of stock options.......................      (88)     (1,442)
  Issued in 401(k) contributions............................     (239)     (3,918)
                                                                -----     -------
Balance, October 31, 2000...................................      893     $15,056
                                                                =====     =======

                           NCI BUILDING SYSTEMS, INC.

NOTE 7. STOCK OPTION PLAN

     The Board of Directors has approved a non-statutory employee stock option plan. This plan includes the future granting of stock options to purchase up to 4,100,000 shares as an incentive and reward for key management personnel. Options expire ten years from date of grant. Generally, the right to acquire the option shares is earned in 25% increments over the first four years of the option period. Stock option transactions during 1998, 1999 and 2000 are as follows (in thousands, except per share amounts):

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              NUMBER OF   EXERCISE
                                                               SHARES      PRICE
                                                              ---------   --------
Balance, October 31, 1997...................................    1,709     $  8.94
  Granted...................................................      517       23.65
  Cancelled.................................................      (22)     (14.56)
  Exercised.................................................     (313)      (7.98)
                                                                -----     -------
Balance, October 31, 1998...................................    1,891     $ 13.06
  Granted...................................................      118       22.72
  Cancelled.................................................      (37)     (13.27)
  Exercised.................................................     (271)      (3.57)
                                                                -----     -------
Balance, October 31, 1999...................................    1,701     $ 15.23
  Granted...................................................      503       15.88
  Cancelled.................................................     (217)     (19.00)
  Exercised.................................................     (103)      (7.02)
                                                                -----     -------
Balance, October 31, 2000...................................    1,884     $ 15.42
                                                                =====     =======

     Options exercisable at October 31, 1998, 1999, and 2000 were 910,000, 929,000 and 1,423,000, respectively. The weighted average exercise prices for options exercisable at October 31, 1998, 1999 and 2000 were $6.67, $11.11 and $13.73, respectively. Exercise prices for options outstanding at October 31, 2000 range from $2.83 to $28.13. The weighted average remaining contractual life of options outstanding at October 31, 2000 is 6.5 years. The following summarizes additional information concerning outstanding options as of October 31, 2000:

  Options Outstanding

RANGE OF               NUMBER OF   WEIGHTED-AVERAGE
EXERCISE PRICES         OPTIONS     REMAINING LIFE    EXERCISE PRICE
---------------        ---------   ----------------   --------------
$ 2.83 - 11.50           452,000      3.1 years           $ 6.48
$12.00 - 15.75           791,000      7.4 years           $14.80
$16.38 - 28.13           641,000      7.7 years           $22.49
                       ---------
                       1,884,000
                       =========

  Options Exercisable

                                              WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES  NUMBER OF OPTIONS    EXERCISE PRICE
------------------------  -----------------   ----------------
$ 2.83 - 11.50                  452,000            $ 6.48
$12.00 - 15.75                  665,000            $14.71
$16.38 - 28.13                  306,000            $22.31
                              ---------
                              1,423,000
                              =========

                           NCI BUILDING SYSTEMS, INC.

     In accordance with the terms of APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, the Company records no compensation expense for its stock option awards. The weighted average grant-date fair value of options granted during 1998, 1999 and 2000 was $12.07, $12.83 and $9.49, respectively. These values were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: no expected dividend, expected volatility of 38.4% for 1998 and 1999, and 50.0% for 2000, risk free interest rates ranging from 4.6% to 5.9% for 1998, 4.4% to 6.2% for 1999, and 6.2% to 6.8% for 2000, and expected lives of 7 years. Had compensation expense been recorded based on these values, the Company's income and earnings per share would have been as follows (in thousands, except per share data):

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Proforma income before extraordinary loss...............  $35,887   $43,615   $42,917
Proforma income per share before extraordinary loss:
     Basic..............................................  $  2.08   $  2.38   $  2.40
     Diluted............................................  $  1.98   $  2.29   $  2.35

     Because options vest over several years and additional options grants are expected, the effects of these calculations are not likely to be representative of similar future calculations.

NOTE 8. NET INCOME PER SHARE

     Basic and diluted net income per share computations are as follows:

                                                            YEAR ENDED OCTOBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Income before extraordinary item........................  $37,318   $45,578   $44,407
  Interest, net of tax, on convertible debenture assumed
     converted..........................................       66        66        66
                                                          -------   -------   -------
Adjusted income before extraordinary loss...............   37,384    45,644    44,473
  Extraordinary loss on debt refinancing, net of tax....       --    (1,001)       --
                                                          -------   -------   -------
Adjusted net income.....................................  $37,384   $44,643   $44,473
                                                          =======   =======   =======
Weighted average common shares outstanding..............   17,212    18,378    17,904
  Common stock equivalents:
     Stock options......................................      880       622       282
     Convertible debenture..............................      100       100       100
                                                          -------   -------   -------
Weighted average common shares outstanding, assuming
  dilution..............................................   18,192    19,100    18,286
                                                          =======   =======   =======

                           NCI BUILDING SYSTEMS, INC.

Income per common and common equivalent share:

  Basic:
     Income before extraordinary loss......................  $2.17    $ 2.48    $2.48
     Extraordinary loss....................................     --     (0.05)      --
                                                             -----    ------    -----
     Net income............................................  $2.17    $ 2.43    $2.48
                                                             =====    ======    =====
  Diluted:
     Income before extraordinary loss......................  $2.05    $ 2.39    $2.43
     Extraordinary loss....................................     --     (0.05)      --
                                                             -----    ------    -----
     Net income............................................  $2.05    $ 2.34    $2.43
                                                             =====    ======    =====

NOTE 9. EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan (the "Savings Plan") which covers all eligible employees. The Savings Plan requires the Company to match employee contributions up to a certain percentage of a participant's salary. No other contributions may be made to the Savings Plan. Contributions expense for the years ended October 31, 1998, 1999 and 2000 were $2,575,000, $4,144,000 and
$3,677,000, respectively for contributions to the Savings Plan.

NOTE 10. ACQUISITIONS

     On March 31, 2000, the Company acquired its partner's 50% share of DOUBLECOTE, L.L.C., a metal coil coating business that it developed and previously owned jointly with Consolidated Systems, Inc., a privately held company. The transaction was valued at approximately $24.4 million, and was accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $10 million.

     On May 4, 1998, the Company acquired Metal Building Components, Inc. ("MBCI") through the purchase of all of the outstanding capital stock of Amatek Holdings, Inc. from BTR Australia Limited, a wholly owned subsidiary of BTR plc, for a purchase price of $589 million, including cash of $550 million (plus transaction costs) and 1.4 million shares of the Company's common stock valued at $32.2 million. MBCI designs, manufactures, sells and distributes metal components for commercial, industrial, architectural, agricultural and residential construction uses. MBCI also processes its own hot roll coil metal for use in component manufacturing, as well as processing hot roll coil metal and toll coating light gauge metal for use by other parties in the construction of metal building components and numerous other products. The funds for this acquisition were provided from the proceeds of a $600 million bank credit facility under which the Company initially borrowed $540 million. The acquisition was accounted for using the purchase method of accounting. The excess of cost over the fair value of the acquired assets was approximately $389 million. The consolidated results of operations for 1998 include MBCI since the date of acquisition.

NOTE 11. RESTATEMENT

     The Company has restated its consolidated financial statements for the years ended October 31, 1999 and October 31, 2000. These restatements reflect an aggregate adjustment to net income as of October 31, 1999 and October 31, 2000 of approximately $8.8 million relating to accounting and management information systems errors that impacted certain inventories and related liabilities. The net effect for the year ended October 31, 1999, after adjusting for income tax of $794,000, is a $1,296,000 decrease to net income, from

                           NCI BUILDING SYSTEMS, INC.

$45,873,000 to $44,577,000. The net effect for the year ended October 31, 2000, after adjusting for income tax of $4,615,000, is a $7,532,000 decrease to net income, from $51,939,000 to $44,407,000.

                                                    OCTOBER 31, 1999            OCTOBER 31, 2000
                                                -------------------------   -------------------------
                                                AS REPORTED   AS RESTATED   AS REPORTED   AS RESTATED
                                                -----------   -----------   -----------   -----------
Sales.........................................   $936,550      $936,550     $1,018,324    $1,018,324
Cost of sales.................................    694,909       696,999        749,555       761,702
                                                 --------      --------     ----------    ----------
  Gross profit................................    241,641       239,551        268,769       256,622
Operating expenses............................    131,109       131,109        142,952       142,952
Nonrecurring acquisition expenses.............         --            --             --            --
                                                 --------      --------     ----------    ----------
  Income from operations......................    110,532       108,442        125,817       113,670
Interest expense..............................    (35,449)      (35,449)       (39,069)      (39,069)
Other income, net.............................      3,204         3,204          2,262         2,262
Joint venture income..........................      1,675         1,675            410           410
                                                 --------      --------     ----------    ----------
  Income before income taxes..................     79,962        77,872         89,420        77,273
                                                 --------      --------     ----------    ----------
Provision for income taxes
  Current.....................................     30,066        29,272         35,987        31,372
  Deferred....................................      3,022         3,022          1,494         1,494
                                                 --------      --------     ----------    ----------
Total income tax..............................     33,088        32,294         37,481        32,866
                                                 --------      --------     ----------    ----------
  Income before extraordinary loss............     46,874        45,578         51,939        44,407
Extraordinary loss on debt financing, net of
  tax.........................................     (1,001)       (1,001)            --            --
                                                 --------      --------     ----------    ----------
Net income....................................   $ 45,873      $ 44,577     $   51,939    $   44,407
                                                 ========      ========     ==========    ==========
Income per common and common equivalent share:
  Basic:
     Income before extraordinary loss.........   $   2.55      $   2.48     $     2.90    $     2.48
     Extraordinary loss, net of tax...........      (0.05)        (0.05)            --            --
                                                 --------      --------     ----------    ----------
     Net income...............................   $   2.50      $   2.43     $     2.90    $     2.48
                                                 ========      ========     ==========    ==========
  Diluted:
     Income before extraordinary loss.........   $   2.46      $   2.39     $     2.84    $     2.43
     Extraordinary loss, net of tax...........      (0.05)        (0.05)            --            --
                                                 --------      --------     ----------    ----------
     Net income...............................   $   2.41      $   2.34     $     2.84    $     2.43
                                                 ========      ========     ==========    ==========
Inventories...................................   $ 83,988      $ 84,872     $   98,612    $   87,613
Total current assets..........................    217,665       218,549        233,447       222,448
Total assets..................................    855,483       856,367        879,920       868,921
Accounts payable..............................     65,209        68,183         74,400        77,638
Other accrued expenses........................     38,567        37,773         29,201        23,792
Total current liabilities.....................    157,094       159,274        167,790       165,619
Retained earnings.............................    179,815       178,519        231,754       222,926
Total shareholders' equity....................    277,290       275,994        314,108       305,280
Total liabilities and shareholders' equity....    855,483       856,367        879,920       868,921

     Commencing in April 2001, several class action lawsuits were filed against the Company and certain of its present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of common stock of the Company during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and

                           NCI BUILDING SYSTEMS, INC.

costs, including legal fees. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on the business, consolidated financial condition or results of operations of the Company.

     After completion of the restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance.

                           NCI BUILDING SYSTEMS, INC.

NOTE 12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following two tables present unaudited quarterly results for fiscal years 1999 and 2000 as reported and as restated. This restatement affects the third and fourth quarters of fiscal 1999 and all four quarters of fiscal 2000. The first and second quarter of 1999 are not affected by this restatement.

                                                                    AS REPORTED
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year 1999
  Sales............................................  $214,347   $217,365   $243,770   $261,068
  Gross profit.....................................    54,277     54,384     63,450     69,530
  Income before taxes..............................    13,146     15,373     22,461     28,982
  Income before extraordinary loss.................     7,425      8,948     13,495     17,006
  Extraordinary loss on debt refinancing, net of
     tax...........................................        --         --     (1,001)        --
                                                     --------   --------   --------   --------
          Net Income...............................  $  7,425   $  8,948   $ 12,494   $ 17,006
Net income per common and common equivalent
  share(1)
  Basic:...........................................  $   0.41   $   0.49   $   0.73   $   0.92
     Extraordinary loss............................        --         --      (0.05)        --
                                                     --------   --------   --------   --------
     Net income....................................  $   0.41   $   0.49   $   0.68   $   0.92
  Diluted:.........................................      0.39       0.47       0.71       0.89
     Extraordinary loss............................        --         --      (0.05)        --
                                                     --------   --------   --------   --------
     Net income....................................  $   0.39   $   0.47   $   0.66   $   0.89
Fiscal Year 2000
  Sales............................................  $232,052   $232,766   $272,749   $280,757
  Gross profit.....................................    59,396     61,410     72,479     75,484
  Income before income taxes.......................    15,865     17,525     25,249     30,781
                                                     --------   --------   --------   --------
  Net income.......................................  $  8,998   $ 10,071   $ 14,901   $ 17,969
  Net income per common and common equivalent
     share(1)
     Basic:........................................  $   0.49   $   0.56   $   0.84   $   1.02
     Diluted:......................................  $   0.48   $   0.55   $   0.82   $   1.00

---------------

(1) The sum of the quarterly income per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

                           NCI BUILDING SYSTEMS, INC.

                                                                    AS RESTATED
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Fiscal Year 1999
  Sales............................................  $214,347   $217,365   $243,770   $261,068
  Gross profit.....................................    54,277     54,384     62,437     68,453
  Income before taxes..............................    13,146     15,373     21,448     27,905
  Income before extraordinary loss.................     7,425      8,948     12,867     16,338
  Extraordinary loss on debt refinancing, net of
     tax...........................................        --         --     (1,001)        --
                                                     --------   --------   --------   --------
          Net Income...............................  $  7,425   $  8,948   $ 11,866   $ 16,338
Net income per common and common equivalent
  share(1)
  Basic:...........................................  $   0.41   $   0.49   $   0.70   $   0.88
     Extraordinary loss............................        --         --      (0.05)        --
                                                     --------   --------   --------   --------
     Net income....................................  $   0.41   $   0.49   $   0.65   $   0.88
  Diluted:.........................................      0.39       0.47       0.67       0.86
     Extraordinary loss............................        --         --      (0.05)        --
                                                     --------   --------   --------   --------
     Net income....................................  $   0.39   $   0.47   $   0.62   $   0.86
Fiscal Year 2000
  Sales............................................  $232,052   $232,766   $272,749   $280,757
  Gross profit.....................................    57,328     59,459     67,723     72,112
  Income before income taxes.......................    13,797     15,574     20,493     27,409
                                                     --------   --------   --------   --------
  Net income.......................................  $  7,716   $  8,861   $ 11,952   $ 15,878
  Net income per common and common equivalent
     share(1)
     Basic:........................................  $   0.42   $   0.50   $   0.67   $    .90
     Diluted:......................................  $   0.41   $   0.48   $   0.66   $    .89

---------------

(1) The sum of the quarterly income per share amounts do not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
NCI Building Systems, Inc.

     We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. as of October 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. at October 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 11, the Company has restated its financial statements for the years ended October 31, 2000 and 1999.

                                                     /s/ ERNST & YOUNG LLP

Houston, Texas
December 4, 2000
except for Note 11, as to which the date is May 23, 2001

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table shows information regarding compensation paid to our Chief Executive Officer, each of our four other most highly paid persons who were executive officers at the end of the 2000 fiscal year and to Mr. C.A. Rundell, Jr., who served as our Chairman of the Board until his retirement in July 2000 (collectively, the "Named Executive Officers"), with respect to each of our last three fiscal years based on salary and bonus earned during each fiscal year.

                                                                       LONG-TERM
                                                                     COMPENSATION
                                                                     -------------
                                                                      SECURITIES
                                             ANNUAL COMPENSATION      UNDERLYING       ALL OTHER
NAME AND                                    ----------------------      OPTIONS       COMPENSATION
PRINCIPAL POSITION                   YEAR   SALARY($)     BONUS($)      (#)(1)           ($)(2)
------------------                   ----   ---------     --------   -------------    ------------
A. R. Ginn.........................  2000   $420,000      $253,594       15,000         $ 8,750
  Chairman of the Board              1999    400,000       293,640           --          10,000
                                     1998    200,000(3)    297,475           --             636
Johnie Schulte.....................  2000   $420,000      $253,594       15,000         $ 8,750
  President and Chief                1999    400,000       293,640           --          10,000
  Executive Officer                  1998    338,333(4)    256,875       40,000              --
C.A. Rundell, Jr. .................  2000   $209,692      $126,797           --(5)      $31,910
  Former Chairman of                 1999    200,000       146,820           --          33,159
  the Board                          1998    165,833       125,625       40,000          33,160
Robert J. Medlock..................  2000   $206,666      $124,405       10,000         $55,070
  Executive Vice President and       1999    193,333       146,820           --          56,319
  Chief Financial Officer            1998    158,383       120,000       30,000          56,316
Kenneth W. Maddox..................  2000   $206,666      $124,405       10,000         $ 8,750
  Executive Vice President,          1999    199,834(3)    146,820           --          10,000
  Administration                     1998     99,500        99,500           --           3,586
Donnie R. Humphries................  2000   $109,750      $ 47,333        5,000         $ 7,847
  Secretary                          1999    101,250        51,109           --           7,849
                                     1998     89,025        45,000           --           7,754

---------------

(1) Options to acquire shares of common stock.

(2) This column is comprised of: (a) our matching contribution under our 401(k) plan and (b) with respect to Messrs Rundell and Medlock, an amount which represents the increase in present value during each of the three fiscal years of a vested retirement benefit under our supplemental retirement plan as shown in the following table:

                                                    PAYABLE         INCREASE IN
                                                BEGINNING AT AGE   PRESENT VALUE
                                                ----------------   --------------
Rundell.......................................         70          2000   $23,160
                                                                   1999    23,159
                                                                   1998    23,160
Medlock.......................................         65          2000   $46,320
                                                                   1999    46,319
                                                                   1998    46,316

(3) Represents the salary paid to Messrs. Ginn and Maddox from May 1998 (after our acquisition of MBCI) until October 1998.

(4) We paid Mr. Schulte a base salary of $285,000 per year in his capacity as Chief Executive Officer of NCI from November 1997 until May 1998. In May 1998, Mr. Schulte's base salary was increased to $400,000 per year.

(5) During fiscal 2000, we granted Mr. Rundell options to purchase 15,000 shares of common stock. We canceled these shares upon Mr. Rundell's retirement in July 2000.

OPTION GRANTS DURING 2000 FISCAL YEAR

     The following table sets forth the options granted during fiscal 2000 to the Named Executive Officers under our stock option plan. We did not grant any stock appreciation rights during fiscal 2000.

                                                 INDIVIDUAL GRANTS
                                    --------------------------------------------    POTENTIAL REALIZABLE
                                              % OF TOTAL                              VALUE AT ASSUMED
                                               OPTIONS                              ANNUAL RATES OF STOCK
                                              GRANTED TO   EXERCISE                PRICE APPRECIATION FOR
                                    OPTIONS   EMPLOYEES    OR BASE                       OPTION TERM
                                    GRANTED   IN FISCAL     PRICE     EXPIRATION   -----------------------
NAME                                  (#)        YEAR       ($/SH)       DATE        5%($)        10%($)
----                                -------   ----------   --------   ----------   ----------   ----------
A.R. Ginn.........................  15,000        3%        $15.75     12-8-09      $384,826     $612,722
Johnie Schulte....................  15,000        3%        $15.75     12-8-09      $384,826     $612,722
C.A. Rundell, Jr.(1)..............      --       --             --          --            --           --
Robert J. Medlock.................  10,000        2%        $15.75     12-8-09      $256,551     $408,514
Kenneth W. Maddox.................  10,000        2%        $15.75     12-8-09      $256,551     $408,514
Donnie R. Humphries...............   5,000        1%        $15.75     12-8-09      $128,275     $204,257

---------------

(1) During fiscal 2000, we granted Mr. Rundell options to purchase 15,000 shares of common stock. We canceled these shares upon Mr. Rundell's retirement in July 2000.

OPTION EXERCISES DURING 2000 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table provides information related to options exercised by the Named Executive Officers and the number and value of options held at fiscal year end. We do not have any outstanding stock appreciation rights.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                                NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED       IN-THE-MONEY
                                     SHARES                      OPTIONS AT FY-END       OPTIONS AT FY-END
                                    ACQUIRED        VALUE           EXERCISABLE/            EXERCISABLE/
NAME                               ON EXERCISE   REALIZED(1)       UNEXERCISABLE          UNEXERCISABLE(1)
----                               -----------   -----------   ----------------------   --------------------
A.R. Ginn........................      --            --                  0/15,000          $      0/$    0
Johnie Schulte...................      --            --             70,000/35,000          $ 65,625/$    0
C.A. Rundell, Jr.(2).............      --            --                 --                       --
Robert J. Medlock................      --            --             92,948/28,000          $661,545/$3,938
Kenneth W. Maddox................      --            --                  0/10,000          $      0/$    0
Donnie R. Humphries..............      --            --             10,000/ 5,000          $ 28,125/$    0

---------------

(1) Value is calculated on the basis of the difference between the option exercise price and the market value of our common stock on the exercise date or at the end of our fiscal year, as appropriate.

(2) We canceled all of Mr. Rundell's options upon his retirement in July 2000.

LONG-TERM INCENTIVE PLAN AWARDS DURING 2000 FISCAL YEAR

     The following table provides information related to awards under our Management Incentive Plan to the Named Executive Officers during fiscal 2000.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                     ESTIMATED FUTURE PAYOUTS
                                                                          UNDER NON-STOCK
                                                                         PRICE BASED PLANS
                                           PERFORMANCE OR OTHER      -------------------------
NAME                                    PERIOD UNTIL MATURATION(1)    TARGET(2)    MAXIMUM(2)
----                                    --------------------------   -----------   -----------
A.R. Ginn.............................         May 1, 2003           $  732,027    $  732,027
Johnie Schulte........................                  --                   --            --
C.A. Rundell, Jr. ....................                  --                   --            --
Robert J. Medlock.....................                  --                   --            --
Kenneth W. Maddox.....................         May 1, 2003           $1,056,211    $1,056,211
Donnie R. Humphries...................                  --                   --            --

---------------

(1) For a description of the terms and conditions, including the appropriate performance standard, of the Management Incentive Plan, please see
    "-- Employment and Change-in-Control Agreements."

(2) The amounts reported in these columns are the market value of the trust accounts as of January 8, 2001 established under the Management Incentive Plan for the benefit of Messrs. Ginn and Maddox. The amounts to be paid to Messrs. Ginn and Maddox at payout will be these amounts, as adjusted for any increases resulting from investment gains or decreases resulting from investment losses from January 8, 2001 until payout. In connection with our acquisition of MBCI in May 1998, we deposited $684,760 for Mr. Ginn and $993,370 for Mr. Maddox into trusts under the Management Incentive Plan.

COMPENSATION OF DIRECTORS

     Directors of NCI who are employees of NCI do not receive compensation as directors. We pay non-employee directors an annual fee of $20,500 plus expenses incurred and $3,000 for each meeting of our board of directors or committee meeting attended. From March 1997 until December 15, 2000, each non-employee director received an annual grant of options to purchase 2,000 shares of common stock under our stock option plan. Effective December 15, 2000, each non-employee director will receive grants of options to purchase shares having a fair market value of $30,000 (if the non-employee director serves as the chairman of a committee) or $25,000 (if the non-employee director does not serve as the chairman of a committee) under our stock option plan on June 15 and December 15 of each year, provided, that the non-employee director has served as a director for at least six months. In addition, upon election to our board of directors, each new non-employee director will receive an initial grant of options to purchase 5,000 shares of common stock.

     We have a deferred compensation agreement with Mr. McDonald, under which the payment of $65,000 earned by him for special services in 1993 has been deferred until 2004. Interest on the deferred compensation is accruing at the annual rate of 1 1/2% below the prime interest rate of our principal lending bank.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

     Under the terms of an employment agreement, Mr. Schulte agreed to serve in an executive capacity for us through December 1995, and thereafter for successive one-month periods until his discharge by us, his voluntary resignation or his death or disability, at a minimum annual salary of $125,000. His base salary rate may be increased at the discretion of our board of directors. If Mr. Schulte's employment with us is terminated, whether by voluntary termination by Mr. Schulte or by termination with or without cause by us, Mr. Schulte has agreed not to compete with us within a 500-mile radius of any of our manufacturing facilities for a three-year period after his termination. In consideration of Mr. Schulte's covenant not to compete, Mr. Schulte is entitled to receive 100% of his then current base salary for the first 30 days after a termination or discharge and will thereafter receive 75% of his base salary for the remainder of the three-year period. In addition, Mr. Schulte may continue to participate in our group health insurance plan. We may elect to cease making noncompete payments to Mr. Schulte at any time, in which case Mr. Schulte would be relieved of his covenant not to compete.

     We maintain a supplemental retirement plan, which is a nonqualified, unfunded benefit plan under which designated key employees are eligible to receive monthly benefits following their retirement with us. If a participating key employee dies before retirement, his designated beneficiary is eligible to receive monthly preretirement survivor benefits. Our board of directors determines the amount of retirement benefit to be payable to an eligible employee at the time our board of directors designates the employee as eligible to participate in our supplemental retirement plan. Generally, a participant becomes vested in his retirement benefit under the Supplemental Plan at the rate of 10% for each year of service with us and becomes fully vested upon his disability or upon the occurrence of a change in control of NCI. Mr. Medlock, among others, is currently a participant in our supplemental retirement plan. The benefit payable to Mr. Medlock, beginning at age 65, is $100,000 per year for 10 years. We have acquired life insurance policies to be used to discharge our obligations under our supplemental retirement plan.

     We have entered into split dollar life insurance agreements with specified key employees, including Mr. Schulte. Under these agreements, the key employees are the owners of life insurance policies providing death benefits. We advance the annual premium on each policy and the insured employee pays income tax on the one-year term cost of his policy. Each insured employee has collaterally assigned an interest in his respective policy to us in an amount equal to the premiums paid by us. The policy on Mr. Schulte covers him and his wife and provides a death benefit of $5,000,000, payable after the death of both Mr. Schulte and his wife.

     Before its acquisition by us in May 1998, MBCI maintained the Metal Building Components, Inc. Executive Management Deferred Compensation Plan (the "MBCI Compensation Plan") and the Metal Building Components, Inc. Long-Term Management Incentive Scheme (the "MBCI Incentive Plan"). At the same time as our acquisition of MBCI in May 1998, MBCI paid the participants in the MBCI Incentive Plan the vested portion of the amounts being held for their accounts under the MBCI Incentive Plan and that plan was terminated. The unvested portions of their accounts were forfeited to us and deposited into a trust established under the Metal Building Components, L.P. and Metal Coaters Operating, L.P. Management Incentive Plan and related trust agreements (the "Management Incentive Plan") for officers of MBCI, including $684,760 for the account of Mr. Ginn and $993,370 for the account of Mr. Maddox. We also issued 1,400,000 unregistered shares of our common stock at the closing of the MBCI acquisition, which we booked at a value of $32.2 million for financial reporting purposes, to officers and employees of MBCI. The stock issuances included 500,000 shares to Mr. Ginn, which we booked at a value of $11,500,000 for financial reporting purposes, and 238,000 shares to Mr. Maddox, which we booked at a value of $5,474,000 for financial reporting purposes. These stock issuances were in exchange for their future interests in the MBCI Incentive Plan, their withdrawal from the MBCI Incentive Plan and their consent to the termination of the MBCI Compensation Plan.

     The funds held under the Management Incentive Plan are invested by the trustee, a national banking association, and may not be invested in our common stock. The amounts held in trust for the participants in the Management Incentive Plan, after taking into account any investment income and losses on those amounts, will be held in trust for the account of each participant until May 1, 2003 unless earlier forfeited and distributed to us as specified in the Management Incentive Plan. During fiscal 1999, we amended the plan for three officers, other than Messrs. Ginn and Maddox, to allow them to vest early in a specified percentage of their trust account. In consideration of the early vesting, these officers agreed to defer their receipt of their remaining trust account until September 30, 2004 and agreed to extend some of their obligations under the Non-Competition Agreement (defined below). On the appropriate date, the entire balance then held in trust for the participants will become 100% vested. Promptly following vesting, we will distribute to each participant the entire balance of his individual trust account and all undistributed income, if either: (1) the participant, on that date, is then and has, since the date of our acquisition of MBCI, continuously been employed by us and has not, during that period, breached or violated the covenants in a Confidentiality, Non-Competition and Non-Solicitation Agreement, dated May 1, 1998 (the "Non-Competition Agreement"), by and among us and the participants in the Management Incentive Plan; or (2) the participant is not our employee on that date but (a) the participant either died or justifiably terminated his employment as a result of listed actions or events, including a change in control of NCI; and (b) during the continuous period beginning with our acquisition of MBCI and ending on that date, the participant has not breached or violated the covenants in the Non-Competition Agreement.

     Messrs. Ginn and Maddox are parties to the Non-Competition Agreement, in which they have agreed that they will not compete with us until the later of May 1, 2003 or the second anniversary of the termination of their employment with us for any reason whatsoever. If Messrs. Ginn or Maddox breach this covenant or other specified covenants in the Non-Competition Agreement, they will forfeit their rights to receive distributions under the Management Incentive Plan.

     In July 2000, we entered into an agreement with C.A. Rundell in connection with his retirement. In recognition of his many years of service to our shareholders and NCI, we paid Mr. Rundell his then current base salary for the last three months of fiscal 2000, a cash bonus under our Bonus Program as if he had served as our Chairman of the Board for all of fiscal 2000, and a lump sum payment of $412,500 in consideration of his agreement not to compete with us for a two-year period ending August 1, 2002. We also provided Mr. Rundell with coverage under our standard health and other employee benefit programs during the last three months of fiscal 2000. At his retirement date, Mr. Rundell was 90% vested in our supplemental retirement plan which entitles Mr. Rundell, after reaching the age of 70, to receive $45,000 a year for ten years. We also agreed with Mr. Rundell to cancel all of the outstanding options he held under our stock option plan, and, as part of our publicly announced share repurchase program, we purchased from Mr. Rundell the 150,000 shares of our common stock that he owned for an aggregate of $2.83 million, based on the closing sale price for our common stock on the date we signed the agreement with Mr. Rundell.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of our board of directors is responsible for determining executive compensation. Mr. Breedlove, Mr. Forbes and Mr. McDonald are the only members of the Compensation Committee. Neither Mr. Breedlove, Mr. Forbes nor Mr. McDonald is an officer or employee of NCI.

REPORT OF THE COMPENSATION COMMITTEE

     The principal elements of compensation provided to executive and other officers, including Mr. Johnie Schulte, our President and Chief Executive Officer, historically have consisted of a base salary, supplemented with the opportunity to earn a bonus under our annual cash bonus program ("Bonus Program"). The bonus amount is based on the return on operating assets of NCI for the fiscal year, as calculated in accordance with the Bonus Program ("ROA"), except that bonuses of our executive and most senior officers are based on a combination of ROA and minimum increases in earnings per share. Option grants under our stock option plan also have been utilized as a principal component of compensation.

     Mr. Schulte is entitled to receive a minimum annual salary of $125,000 under his employment agreement with us. Subject to this minimum, Mr. Schulte's base salary rate may be adjusted at the discretion of our board of directors based upon factors that our board of directors deems appropriate. For the first two months of fiscal 2000, NCI paid Mr. Schulte a salary of $400,000 per year, which was his minimum annual salary during fiscal 1999. In December 1999, our board of directors approved a 6% increase to Mr. Schulte's salary, increasing his annual compensation to $424,000 per year. The board of directors approved the increase based on NCI's performance during fiscal 1999. In December 2000, our board of directors approved another 6.1% increase in salary for Mr. Schulte bringing his minimum annual salary for the remainder of fiscal 2001 to $450,000. Our board of directors approved this increase based on Mr. Schulte's assumption of additional responsibilities as well as NCI's performance for fiscal 2000.

     Under our Bonus Program, Level 1 and Level 2 participants are eligible for the award of an annual cash bonus equal to a percentage of their respective base salaries, based upon our achievement of both a minimum ROA and a minimum increase in earnings per share for the fiscal year. No cash bonuses are awarded to Level 1 or Level 2 participants if both ROA and earnings per share growth are less than 20% or ROA is less than 10%. The percentage of base salary payable as a bonus increases proportionately with increases in the ROA and earnings per share growth achieved. The maximum bonus for Level 1 participants, including Messrs. Ginn, Maddox, Medlock, Rundell and Schulte is 127.5% of base salary. The maximum bonus for Level 2 participants is 85% of base salary. In addition, under the Bonus Program, Level 3 and Level 4 participants are eligible for the award of a cash bonus equal to a percentage of their respective base salaries, based upon our achievement of a minimum ROA for the fiscal year. No cash bonuses are awarded to Level 3 or Level 4 participants if the ROA is less than 20%. If ROA is between 20% and 30%, Level 3 participants are eligible for the award of a cash bonus equal to 25% of base salary and an additional 2.50% of base salary for each 1% increment in ROA over 20%. The maximum bonus for Level 3 participants, including Mr. Humphries, is 50% of base salary. If ROA is between 20% and 30%, Level 4 participants are eligible for the award of a cash bonus equal to 12.5% of base salary and an additional 1.25% of base salary for each 1% increment in ROA over 20%. The maximum bonus for Level 4 participants is 25% of base salary.

     In December 2000, the Committee approved a change to the Bonus Program for Level 3 participants for fiscal 2001. The Committee, working with senior management, classified Level 3 participants into five categories based on levels of responsibility and profits generated by the participant's manufacturing facility. The minimum bonuses for Level 3 participants range from 15% of base salary to 25% of base salary if ROA is 20%. If ROA is between 20% and 30%, the bonus for Level 3 participants will increase proportionally, up to a maximum bonus for each category equal to double the minimum bonus. For example, if ROA is 20% or more, a Level 3 participant with a minimum bonus of 15% will be eligible for the award of a cash bonus equal to 15% of base salary and an additional 1.50% of base salary for each additional 1% increment in ROA over 20%, up to a maximum ROA of 30%.

     The Committee believes that the Bonus Program allows us to provide base compensation to our management group below comparable rates paid by other companies, in exchange for generous bonuses when warranted by our performance. The Compensation Committee also believes that including the achievement of earnings per share growth as an additional bonus criteria for top management provides incentives to maximize stockholder value and growth, while retaining the historical ROA incentive to aggressively manage asset accounts and income and expense categories.

     Some members of management also receive benefits under NCI's supplemental plan, the split dollar life insurance agreements, the Management Incentive Plan and the various other arrangements described above under "Employment and Change-in-Control Agreements." The Compensation Committee believes that benefit programs such as these, which address the unique circumstances of executives in light of limitations imposed on benefits payable from qualified welfare, profit-sharing and retirement plans, are critical in attracting and retaining quality executives.

     At this time, based on our current executive structure, we do not believe it is necessary to adopt a policy with respect to qualifying executive compensation in excess of $1.0 million for deductibility under Section 162(m) of the Internal Revenue Code of 1986.

     This report is submitted by the members of the Compensation Committee.

                                            WILLIAM D. BREEDLOVE
                                            GARY L. FORBES
                                            ROBERT N. MCDONALD

     In accordance with the rules and regulations of the SEC, the above report of the Compensation Committee and the performance graph appearing below shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, notwithstanding any general incorporation by reference of this annual report into any other filed document.

STOCK PERFORMANCE CHART

     The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 1995 to the end of the fiscal year ended October 31, 2000 with the cumulative total return on the New York Stock Exchange Index and the MG Industry Group 634 -- General Building Materials, a peer group. The comparison assumes $100 was invested on November 1, 1995 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

                              [PERFORMANCE GRAPH]

------------------------------------------------------------------------------------------------------------------------
                                                                  Fiscal Year Ending
     Company/Index/Market        10/31/1995     10/31/1996     10/31/1997     10/30/1998     10/29/1999     10/31/2000
------------------------------------------------------------------------------------------------------------------------
 NCI Building Systems               100.0         140.96         156.72         186.02         136.02         133.88
 General Building Materials         100.0         117.52         136.01         141.84         134.09         129.29
 NYSE Market Index                  100.0         122.11         158.87         183.26         212.62         229.94

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

          1. Consolidated financial statements (see Item 8).

          2. Consolidated financial statement schedules.

          Schedule II -- Valuation and Qualifying Accounts

         All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            3.           -- Exhibits.

            3.1          -- Restated Certificate of Incorporation of NCI (filed as
                            Exhibit 3.1 to NCI's registration statement no. 33-45612
                            and incorporated by reference herein)

            3.2          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.1.1 to NCI's
                            registration statement no. 33-45612 and incorporated by
                            reference herein)

            3.3          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.3 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1994 and incorporated by reference herein)

            3.4          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 2.4 to NCI's
                            registration statement on Form 8-A filed with the SEC on
                            July 20, 1998 and incorporated by reference herein)

            3.5          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.5 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

            3.6          -- Amended and Restated By-Laws of NCI, as amended through
                            February 5, 1992 (the "By-Laws") (filed as Exhibit 3.2 to
                            NCI's registration statement no. 33-45612 and
                            incorporated by reference herein)

            3.7          -- Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by
                            reference herein)

            3.8          -- Amendment No. 2 to By-Laws of NCI (filed as Exhibit 3.8 to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1999 and incorporated by reference
                            herein)

           *3.9          -- Amendment No. 3 to By-Laws

            4.1          -- Form of certificate representing shares of Company's
                            common stock (filed as Exhibit 1 to NCI's registration
                            statement on Form 8-A filed with the SEC on July 20, 1998
                            and incorporated by reference herein)

            4.2          -- Credit Agreement, dated March 25, 1998 (the "Credit
                            Agreement"), by and among NCI, Bank of America, N.A. (as
                            successor in interest to NationsBank, N.A.), as
                            administrative agent ("BOA"), NationsBanc Montgomery
                            Securities LLC, as arranger and syndication agent, UBS
                            AG, as documentation agent ("UBS"), and the several
                            lenders named therein (filed as Exhibit 4.3 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            4.3          -- First Amendment to Credit Agreement, dated May 1, 1998, among NCI, BOA, UBS and the parties named therein (filed
                            as Exhibit 4.4 to NCI's Annual Report on Form 10-K for
                            the fiscal year ended October 31, 1998 and incorporated
                            by reference herein)

            4.4          -- Second Amendment to Credit Agreement, dated May 5, 1998, among NCI, BOA, UBS and the parties named therein (filed
                            as Exhibit 4.5 to NCI's Annual Report on Form 10-K for
                            the fiscal year ended October 31, 1998 and incorporated
                            by reference herein)

            4.5          -- Waiver, Consent and Third Amendment to Credit Agreement,
                            dated May 5, 1999, among NCI, BOA, UBS and the parties
                            named therein (filed as Exhibit 4.5 to NCI's registration
                            statement no. 333-80029 and incorporated by reference
                            herein)

           *4.6          -- Fourth Amendment to Credit Agreement, dated October 30,
                            2000, among NCI, BOA, UBS and the parties named therein

            4.7          -- Master Assignment and Acceptance, dated as of May 6,
                            1998, among BOA, UBS and the several lenders named
                            therein (filed as Exhibit 4.6 to NCI's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.8          -- Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as
                            Exhibit 4.7 to NCI's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1998 and incorporated by
                            reference herein)

            4.9          -- Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8
                            to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1998 and incorporated by reference
                            herein)

            4.10         -- Guaranty, dated May 1, 1998, between BOA and A&S Building
                            Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.11         -- Guaranty, dated May 1, 1998, between BOA and NCI Building
                            Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.12         -- Guaranty, dated May 1, 1998, between BOA and NCI Holding
                            Corp. (filed as Exhibit 4.12 to NCI's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.13         -- Guaranty, dated May 1, 1998, between BOA and NCI
                            Operating Corp. (filed as Exhibit 4.13 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.14         -- Guaranty, dated May 1, 1998, between BOA and Metal
                            Building Components, L.P. (formerly MBCI Operating, L.P.)
                            (filed as Exhibit 4.16 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.15         -- Guaranty, dated May 1, 1998, between BOA and Metal
                            Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

            4.16         -- Guaranty, dated May 13, 1998, between BOA and Metal
                            Coaters of California, Inc. (filed as Exhibit 4.18 to
                            NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            4.17         -- Pledge Agreement, dated May 1, 1998, between NCI and BOA
                            (filed as Exhibit 4.19 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.18         -- Pledge Agreement, dated May 1, 1998, between NCI Holding
                            Corp. and BOA (filed as Exhibit 4.20 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.19         -- Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and BOA (filed as Exhibit
                            4.22 to NCI's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1998 and incorporated by reference
                            herein)

            4.20         -- Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as Exhibit 4.23
                            to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1998 and incorporated by reference
                            herein)

            4.21         -- Promissory Note, dated May 5, 1998, of NCI Holding Corp.
                            in favor of NCI (filed as Exhibit 4.26 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.22         -- Note Pledge Agreement, dated May 5, 1998, between NCI and
                            BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.23         -- 7% Convertible Subordinated Debenture dated April 1,
                            1996, due April 1, 2001, between NCI Building Systems,
                            Inc. and John T. Eubanks (filed as Exhibit 4.15 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1996 and incorporated by reference herein)

            4.24         -- Rights Agreement, dated June 24, 1998, between NCI and
                            Harris Trust and Savings Bank (filed as Exhibit 2 to
                            NCI's registration statement on Form 8-A (filed with the
                            SEC on July 9, 1998 and incorporated by reference herein)

            4.25         -- First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank
                            (filed as Exhibit 3 to NCI's registration statement on
                            Form 8-A, Amendment No. 1 filed with the SEC on June 25,
                            1999 and incorporated by reference herein)

           10.1          -- Employment Agreement, dated April 10, 1989, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's
                            registration statement no. 33-45612 and incorporated by
                            reference herein)

           10.2          -- Amendment to Employment Agreement, dated February 21,
                            1992, between NCI and Johnie Schulte, Jr. (filed as
                            Exhibit 10.1.1 to NCI's registration statement no.
                            33-45612 and incorporated by reference herein)

          *10.3          -- Amended and Restated Bonus Program, as amended and
                            restated on December 11, 1998, September 9, 1999 and
                            December 7, 2000

          *10.4          -- Stock Option Plan, as amended and restated on December
                            14, 2000

          *10.5          -- Form of Nonqualified Stock Option Agreement

          *10.6          -- Form of Incentive Stock Option Agreement

           10.7          -- 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by
                            reference herein)

           10.8          -- Form of Metallic Builder Agreement (filed as Exhibit
                            10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           10.9          -- Form of A&S Builder Agreement (filed as Exhibit 10.17 to
                            NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1992 and incorporated by reference
                            herein)

           10.10         -- Stock Purchase Agreement, dated March 25, 1998, by and
                            among BTR Australia Limited and NCI, and joined therein
                            for certain purposes by BTR plc (filed as Exhibit 2.1 to
                            NCI's Current Report on Form 8-K dated May 19, 1998 and
                            incorporated by reference herein)

           10.11         -- Letter Agreement, dated May 4, 1998, by and among NCI,
                            BTR Australia Limited and BTR plc, amending the Stock
                            Purchase Agreement (filed as Exhibit 2.2 to NCI's Current
                            Report on Form 8-K dated May 19, 1998 and incorporated by
                            reference herein)

           10.12         -- Note Purchase Agreement, dated April 30, 1999, by and
                            among NCI, the guarantors named therein, Warburg Dillon
                            Read LLC, Montgomery NationsBanc Securities LLC, First
                            Union Capital Markets Corp. and Bear, Stearns & Co. Inc.
                            (filed as Exhibit 10.18 to NCI's registration statement
                            no. 333-80029 and incorporated by reference herein)

           10.13         -- Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon
                            Read LLC, Montgomery NationsBanc Securities LLC, First
                            Union Capital Markets Corp. and Bear, Stearns & Co. Inc.
                            (filed as Exhibit 10.19 to NCI's registration statement
                            no. 333-80029 and incorporated by reference herein)

           10.14         -- Indenture, dated May 5, 1999, by and among NCI, the
                            guarantors named therein and Harris Trust Company of New
                            York (filed as Exhibit 10.20 to NCI's registration
                            statement no. 333-80029 and incorporated by reference
                            herein)

         **10.15         -- Agreement Regarding Retirement, dated July 31, 2000,
                            between NCI and C.A. Rundell, Jr.

          *13            -- 2000 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5
                            and 7A of this Form 10-K, the 2000 Annual Report to
                            Shareholders is not to be deemed filed as part of this
                            Form 10-K.

          *21            -- List of Subsidiaries

         **23            -- Consent of Independent Auditors

---------------

 * Previously filed

** Filed herewith

     (b) Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K on April 13, 2001 under "Item 5. Other Events" in which it announced that it would be restating certain of its financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of June, 2001.

                                            NCI BUILDING SYSTEMS, INC.

                                            By:    /s/ ROBERT J. MEDLOCK
                                              ----------------------------------
                                              Robert J. Medlock, Executive Vice
                                                President and Chief Financial
                                                Officer

                           NCI BUILDING SYSTEMS, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT       ADDITIONS                       BALANCE AT
                                           BEGINNING OF   CHARGED TO COSTS                     END OF
DESCRIPTION                                   PERIOD        AND EXPENSES     DEDUCTIONS(1)     PERIOD
-----------                                ------------   ----------------   -------------   ----------
Year ended October 31, 2000:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................   $3,309,000       $2,645,000       $2,298,000     $3,656,000
Year ended October 31, 1999:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................   $2,321,000       $2,402,000       $1,414,000     $3,309,000
Year ended October 31, 1998:
  Reserves and allowances deducted from
     asset accounts:
     Allowance for uncollectible accounts
       and backcharges...................   $1,498,000       $2,625,000       $1,802,000     $2,321,000

---------------

(1) Uncollectible accounts, net of recoveries.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            3.           -- Exhibits.

            3.1          -- Restated Certificate of Incorporation of NCI (filed as
                            Exhibit 3.1 to NCI's registration statement no. 33-45612
                            and incorporated by reference herein)

            3.2          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.1.1 to NCI's
                            registration statement no. 33-45612 and incorporated by
                            reference herein)

            3.3          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.3 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1994 and incorporated by reference herein)

            3.4          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 2.4 to NCI's
                            registration statement on Form 8-A filed with the SEC on
                            July 20, 1998 and incorporated by reference herein)

            3.5          -- Certificate of Amendment to Restated Certificate of
                            Incorporation of NCI (filed as Exhibit 3.5 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

            3.6          -- Amended and Restated By-Laws of NCI, as amended through
                            February 5, 1992 (the "By-Laws") (filed as Exhibit 3.2 to
                            NCI's registration statement no. 33-45612 and
                            incorporated by reference herein)

            3.7          -- Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by
                            reference herein)

            3.8          -- Amendment No. 2 to By-Laws of NCI (filed as Exhibit 3.8 to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1999 and incorporated by reference
                            herein)

           *3.9          -- Amendment No. 3 to By-Laws

            4.1          -- Form of certificate representing shares of Company's
                            common stock (filed as Exhibit 1 to NCI's registration
                            statement on Form 8-A filed with the SEC on July 20, 1998
                            and incorporated by reference herein)

            4.2          -- Credit Agreement, dated March 25, 1998 (the "Credit
                            Agreement"), by and among NCI, Bank of America, N.A. (as
                            successor in interest to NationsBank, N.A.), as
                            administrative agent ("BOA"), NationsBanc Montgomery
                            Securities LLC, as arranger and syndication agent, UBS
                            AG, as documentation agent ("UBS"), and the several
                            lenders named therein (filed as Exhibit 4.3 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

            4.3          -- First Amendment to Credit Agreement, dated May 1, 1998, among NCI, BOA, UBS and the parties named therein (filed
                            as Exhibit 4.4 to NCI's Annual Report on Form 10-K for
                            the fiscal year ended October 31, 1998 and incorporated
                            by reference herein)

            4.4          -- Second Amendment to Credit Agreement, dated May 5, 1998, among NCI, BOA, UBS and the parties named therein (filed
                            as Exhibit 4.5 to NCI's Annual Report on Form 10-K for
                            the fiscal year ended October 31, 1998 and incorporated
                            by reference herein)

            4.5          -- Waiver, Consent and Third Amendment to Credit Agreement,
                            dated May 5, 1999, among NCI, BOA, UBS and the parties
                            named therein (filed as Exhibit 4.5 to NCI's registration
                            statement no. 333-80029 and incorporated by reference
                            herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           *4.6          -- Fourth Amendment to Credit Agreement, dated October 30,
                            2000, among NCI, BOA, UBS and the parties named therein

            4.7          -- Master Assignment and Acceptance, dated as of May 6,
                            1998, among BOA, UBS and the several lenders named
                            therein (filed as Exhibit 4.6 to NCI's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.8          -- Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as
                            Exhibit 4.7 to NCI's Annual Report on Form 10-K for the
                            fiscal year ended October 31, 1998 and incorporated by
                            reference herein)

            4.9          -- Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8
                            to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1998 and incorporated by reference
                            herein)

            4.10         -- Guaranty, dated May 1, 1998, between BOA and A&S Building
                            Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.11         -- Guaranty, dated May 1, 1998, between BOA and NCI Building
                            Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.12         -- Guaranty, dated May 1, 1998, between BOA and NCI Holding
                            Corp. (filed as Exhibit 4.12 to NCI's Annual Report on
                            Form 10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.13         -- Guaranty, dated May 1, 1998, between BOA and NCI
                            Operating Corp. (filed as Exhibit 4.13 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.14         -- Guaranty, dated May 1, 1998, between BOA and Metal
                            Building Components, L.P. (formerly MBCI Operating, L.P.)
                            (filed as Exhibit 4.16 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.15         -- Guaranty, dated May 1, 1998, between BOA and Metal
                            Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1998 and incorporated by reference herein)

            4.16         -- Guaranty, dated May 13, 1998, between BOA and Metal
                            Coaters of California, Inc. (filed as Exhibit 4.18 to
                            NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

            4.17         -- Pledge Agreement, dated May 1, 1998, between NCI and BOA
                            (filed as Exhibit 4.19 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.18         -- Pledge Agreement, dated May 1, 1998, between NCI Holding
                            Corp. and BOA (filed as Exhibit 4.20 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.19         -- Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and BOA (filed as Exhibit
                            4.22 to NCI's Annual Report on Form 10-K for the fiscal
                            year ended October 31, 1998 and incorporated by reference
                            herein)

            4.20         -- Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as Exhibit 4.23
                            to NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1998 and incorporated by reference
                            herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

            4.21         -- Promissory Note, dated May 5, 1998, of NCI Holding Corp.
                            in favor of NCI (filed as Exhibit 4.26 to NCI's Annual
                            Report on Form 10-K for the fiscal year ended October 31,
                            1998 and incorporated by reference herein)

            4.22         -- Note Pledge Agreement, dated May 5, 1998, between NCI and
                            BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form
                            10-K for the fiscal year ended October 31, 1998 and
                            incorporated by reference herein)

            4.23         -- 7% Convertible Subordinated Debenture dated April 1,
                            1996, due April 1, 2001, between NCI Building Systems,
                            Inc. and John T. Eubanks (filed as Exhibit 4.15 to NCI's
                            Annual Report on Form 10-K for the fiscal year ended
                            October 31, 1996 and incorporated by reference herein)

            4.24         -- Rights Agreement, dated June 24, 1998, between NCI and
                            Harris Trust and Savings Bank (filed as Exhibit 2 to
                            NCI's registration statement on Form 8-A (filed with the
                            SEC on July 9, 1998 and incorporated by reference herein)

            4.25         -- First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank
                            (filed as Exhibit 3 to NCI's registration statement on
                            Form 8-A, Amendment No. 1 filed with the SEC on June 25,
                            1999 and incorporated by reference herein)

           10.1          -- Employment Agreement, dated April 10, 1989, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's
                            registration statement no. 33-45612 and incorporated by
                            reference herein)

           10.2          -- Amendment to Employment Agreement, dated February 21,
                            1992, between NCI and Johnie Schulte, Jr. (filed as
                            Exhibit 10.1.1 to NCI's registration statement no.
                            33-45612 and incorporated by reference herein)

          *10.3          -- Amended and Restated Bonus Program, as amended and
                            restated on December 11, 1998, September 9, 1999 and
                            December 7, 2000

          *10.4          -- Stock Option Plan, as amended and restated on December
                            14, 2000

          *10.5          -- Form of Nonqualified Stock Option Agreement

          *10.6          -- Form of Incentive Stock Option Agreement

           10.7          -- 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by
                            reference herein)

           10.8          -- Form of Metallic Builder Agreement (filed as Exhibit
                            10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

           10.9          -- Form of A&S Builder Agreement (filed as Exhibit 10.17 to
                            NCI's Annual Report on Form 10-K for the fiscal year
                            ended October 31, 1992 and incorporated by reference
                            herein)

           10.10         -- Stock Purchase Agreement, dated March 25, 1998, by and
                            among BTR Australia Limited and NCI, and joined therein
                            for certain purposes by BTR plc (filed as Exhibit 2.1 to
                            NCI's Current Report on Form 8-K dated May 19, 1998 and
                            incorporated by reference herein)

           10.11         -- Letter Agreement, dated May 4, 1998, by and among NCI,
                            BTR Australia Limited and BTR plc, amending the Stock
                            Purchase Agreement (filed as Exhibit 2.2 to NCI's Current
                            Report on Form 8-K dated May 19, 1998 and incorporated by
                            reference herein)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

           10.12         -- Note Purchase Agreement, dated April 30, 1999, by and
                            among NCI, the guarantors named therein, Warburg Dillon
                            Read LLC, Montgomery NationsBanc Securities LLC, First
                            Union Capital Markets Corp. and Bear, Stearns & Co. Inc.
                            (filed as Exhibit 10.18 to NCI's registration statement
                            no. 333-80029 and incorporated by reference herein)

           10.13         -- Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon
                            Read LLC, Montgomery NationsBanc Securities LLC, First
                            Union Capital Markets Corp. and Bear, Stearns & Co. Inc.
                            (filed as Exhibit 10.19 to NCI's registration statement
                            no. 333-80029 and incorporated by reference herein)

           10.14         -- Indenture, dated May 5, 1999, by and among NCI, the
                            guarantors named therein and Harris Trust Company of New
                            York (filed as Exhibit 10.20 to NCI's registration
                            statement no. 333-80029 and incorporated by reference
                            herein)

         **10.15         -- Agreement Regarding Retirement, dated July 31, 2000,
                            between NCI and C.A. Rundell, Jr.

          *13            -- 2000 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5
                            and 7A of this Form 10-K, the 2000 Annual Report to
                            Shareholders is not to be deemed filed as part of this
                            Form 10-K.

          *21            -- List of Subsidiaries

         **23            -- Consent of Independent Auditors

---------------

 * Previously filed

** Filed herewith