Form 10-Q/A
period 2001-01-31
NCI BUILDING SYSTEMS INC
filed 2001-06-07
CIK 883902

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: January 31, 2001
                       ----------------

COMMISSION FILE NUMBER: 1-14315
                        -------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                          76-0127701
    -------------------------------                         -------------------
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
             Houston, TX                                           77064
----------------------------------------                         ----------
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

Common Stock, $.01 Par Value--18,098,196 shares as of February 28, 2001
-----------------------------------------------------------------------

================================================================================

                           FORWARD LOOKING STATEMENTS

"This Quarterly Report contains forward-looking statements concerning our business and operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in our filings with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations."

                         EXPLANATORY NOTE - RESTATEMENT

NCI Building Systems, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q in order to restate its consolidated financial statements for the first quarter of fiscal 2001. This restatement reflects an adjustment relating to accounting and management information systems errors that impacted certain inventories and related liabilities. The net effect for the first quarter of fiscal 2001, after adjusting for income tax of $709,000, is a $1,158,000 decrease to net income, from $4,000,000 to $2,842,000. The impact of this restatement on the financial statements for the fiscal quarter ended January 31, 2001, is summarized in Note 7 to the consolidated financial statements contained herein.

Contemporaneously with this filing, the Company also is filing an amendment to its Annual Report on Form 10-K for the year ended October 31, 2000 in order to restate its consolidated financial statements for the years ended October 31, 1999 and October 31, 2000.

General information in the originally filed Form 10-Q for the quarter ended January 31, 2001 was presented as of the original filing date or earlier, as indicated. Unless otherwise stated, such information has not been updated in this amended filing. Financial statement and related disclosures contained in this amended filing reflect, where appropriate, changes to conform to the restatements.

================================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.  Financial Statements

         Consolidated balance sheets                                       1
         January 31, 2001 and October 31, 2000

         Consolidated statements of income                                 2
         Three months ended January 31, 2001 and 2000

         Condensed consolidated statements of cash flows                   3
         Three months ended January 31, 2001 and 2000

         Notes to condensed consolidated financial statements            4-7
         January 31, 2001

Item 2.  Management's Discussion and Analysis of Financial              8-11
         Condition and Results of Operations

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                12

Item 3.  Defaults Upon Senior Securities                                  12

Item 6.  Exhibits and Reports on Form 8-K                                 12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 January 31,      October 31,
                                                                    2001             2000
                                                                 -----------      -----------
                                                                 (Restated)       (Restated)
ASSETS                                                           (Unaudited)

Current assets:
          Cash and cash equivalents .......................       $   7,897        $   2,999
          Accounts receivable, net ........................          98,378          119,368
          Inventories .....................................          98,114           87,613
          Deferred income taxes ...........................           4,986            4,986
          Prepaid expenses ................................           7,898            7,482
                                                                  ---------        ---------
          Total current assets ............................         217,273          222,448

Property, plant and equipment, net ........................         230,722          231,042

Excess of costs over fair value of acquired net assets ....         396,167          395,073
Other assets, primarily investment in joint ventures ......          19,902           20,358
                                                                  ---------        ---------
Total assets ..............................................       $ 864,064        $ 868,921
                                                                  =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ...............       $  44,047        $  42,806
          Accounts payable ................................          54,761           77,638
          Accrued compensation and benefits ...............          15,436           21,383
          Other accrued expenses ..........................          11,702           23,792
                                                                  ---------        ---------
          Total current liabilities .......................         125,946          165,619
                                                                  ---------        ---------
Long-term debt, noncurrent portion ........................         404,524          374,448
Deferred income taxes .....................................          23,559           23,574

Shareholders' equity:
          Common stock ....................................             186              186
          Additional paid-in capital ......................          96,178           97,224
          Retained earnings ...............................         225,768          222,926
          Treasury stock ..................................         (12,097)         (15,056)
                                                                  ---------        ---------
          Total shareholders' equity ......................         310,035          305,280
                                                                  ---------        ---------
Total liabilities and shareholders' equity ................       $ 864,064        $ 868,921
                                                                  =========        =========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            Three Months Ended January 31,
                                               2001              2000
                                             ---------        ---------
                                             (Restated)       (Restated)

Sales ................................       $ 216,562        $ 232,052
Cost of sales ........................         166,432          174,724
                                             ---------        ---------
      Gross profit ...................          50,130           57,328
Operating expenses ...................          36,217           35,183
                                             ---------        ---------
       Income from operations ........          13,913           22,145
Interest expense .....................           9,774            9,249
Other income, net ....................            (611)            (901)
                                             ---------        ---------
       Income before income taxes ....           4,750           13,797
Provision for income taxes ...........           1,908            6,081
                                             ---------        ---------
Net income ...........................       $   2,842        $   7,716
                                             =========        =========

Income per common and common equivalent share:
       Basic .........................       $     .16        $     .42
                                             =========        =========
       Diluted .......................       $     .16        $     .41
                                             =========        =========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Three Months Ended January 31,
                                                                            2001            2000
                                                                          --------        --------
                                                                         (Restated)       (Restated)

Cash flows from operating activities:
       Net Income .................................................       $  2,842        $  7,716
       Adjustments to reconcile net income to net cash used in
       operating activities:
             Depreciation and amortization ........................          8,970           7,880
             Gain on sale of fixed assets .........................             (4)            (66)
             Provision for doubtful accounts ......................            545             563
             Deferred income tax benefit ..........................            (15)            (15)
             Changes in working capital:
                 Current assets ...................................         10,432          (7,206)
                 Current liabilities ..............................        (40,961)        (23,599)
                                                                          --------        --------
       Net cash used in operating activities ......................        (18,191)        (14,727)
                                                                          --------        --------

Cash flows from investing activities:
             Purchase of property, plant and equipment ............         (3,746)         (6,113)
             Acquisition of Midland Metals, Inc. ..................         (5,521)             --
             Other ................................................             17           2,378
                                                                          --------        --------
       Net cash used in investing activities ......................         (9,250)         (3,735)
                                                                          --------        --------

Cash flows from financing activities:
             Proceeds from stock options exercised ................          1,341             182
             Net borrowings on revolving lines of credit ..........         41,318          24,587
             Payments on long-term debt ...........................        (10,000)         (8,750)
             Purchase of treasury stock ...........................           (320)         (7,006)
                                                                          --------        --------
       Net cash provided by financing activities ..................         32,339           9,013
                                                                          --------        --------
Net increase (decrease) in cash and cash equivalents ..............       $  4,898        $ (9,449)
                                                                          ========        ========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                JANUARY 31, 2001

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                             January 31,  October 31,
                                               2001          2000
                                             -----------  -----------
                                                 (in thousands)

Raw materials .........................       $70,105       $66,696
Work in process and finished goods ....        28,009        20,917
                                              -------       -------
                                              $98,114       $87,613
                                              =======       =======

NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing process, marketing and management of its business. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of hot roll and light gauge metal coil coating and painting services and products. Information with respect to the segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                         Three Months Ended January 31,
                                                              2001          2000
                                                             -------       -------
                                                     (in thousands, except per share data)

Net income ...........................................       $ 2,842       $ 7,716
         Add: Interest, net of tax on convertible
              debenture assumed converted ............            17            17
                                                             -------       -------
         Adjusted net income .........................       $ 2,859       $ 7,733
                                                             =======       =======

Weighted average common shares outstanding ...........        17,739        18,274
         Add: Common stock equivalents
              Stock options ..........................           275           261
              Convertible debentures .................           100           100
                                                             -------       -------
Weighted average common shares
              outstanding, assuming dilution .........        18,114        18,635
                                                             =======       =======

Income per common and common
              equivalent share:
         Basic .......................................       $   .16       $   .42
                                                             =======       =======
         Diluted .....................................       $   .16       $   .41
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

NOTE 7 - RESTATEMENT

The Company has restated its consolidated financial statements for the first quarter of fiscal 2001. This restatement reflects an adjustment relating to accounting and management information systems errors that impacted certain inventories and related liabilities. The net effect for the first quarter of fiscal 2001, after adjusting for income tax of $709,000, is a $1,158,000 decrease to net income, from $4,000,000 to $2,842,000.

                                                                       Three Months Ended January 31
                                                       --------------------------------------------------------------
                                                                   2001                              2000
                                                       ----------------------------      ----------------------------
                                                       As Reported      As Restated      As Reported      As Restated
                                                       -----------      -----------      -----------      -----------

Sales ...........................................       $ 216,562        $ 216,562        $ 232,052        $ 232,052
Cost of sales ...................................         164,845          166,432          172,656          174,724
                                                        ---------        ---------        ---------        ---------
         Gross profit ...........................          51,717           50,130           59,396           57,328
Operating expenses ..............................          36,217           36,217           35,183           35,183
                                                        ---------        ---------        ---------        ---------
         Income from operations .................          15,500           13,913           24,213           22,145
Interest expense ................................           9,494            9,774            9,249            9,249
Other income, net ...............................            (611)            (611)            (901)            (901)
                                                        ---------        ---------        ---------        ---------
         Income before income taxes .............           6,617            4,750           15,865           13,797
Provision for income taxes ......................           2,617            1,908            6,867            6,081
                                                        ---------        ---------        ---------        ---------
Net income ......................................       $   4,000        $   2,842        $   8,998        $   7,716
                                                        =========        =========        =========        =========

Income per common and common equivalent share:

         Basic ..................................       $     .23        $     .16        $     .49        $     .42
                                                        =========        =========        =========        =========
         Diluted ................................       $     .22        $     .16        $     .48        $     .41
                                                        =========        =========        =========        =========

                                                       January 31, 2001              October 31, 2000
                                                  ---------------------------    --------------------------
                                                  As Reported     As Restated    As Reported    As Restated
                                                  -----------     -----------    -----------    -----------

Inventories .................................       $109,037         98,114         98,612         87,613
Total current assets ........................        228,196        217,273        233,447        222,448
Total assets ................................        874,987        864,064        879,920        868,921
Accounts payable ............................         49,860         54,761         74,400         77,638
Other accrued expenses ......................         17,540         11,702         29,201         23,792
Total current liabilities ...................        126,883        125,946        167,790        165,619
Retained earnings ...........................        235,754        225,768        231,754        222,926
Total shareholders' equity ..................        320,021        310,035        314,108        305,280
Total liabilities and shareholders' equity ..        874,987        864,064        879,920        868,921

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

Intersegment sales consist primarily of products and services provided to the engineered buildings segment by the components segment, including hot roll and light gauge metal coil coating and painting services and products. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

During the quarter ended January 31, 2001, the Company reclassified administrative expenses incurred by corporate headquarters from identified reportable segments to corporate expenses for purposes of management reporting. Financial data for prior periods has been restated to conform to the current presentation.

                                              THREE MONTHS ENDED                 THREE MONTHS ENDED
                                               JANUARY 31, 2001                   JANUARY 31, 2000
                                           --------------------------        --------------------------
                                                   (Restated)                        (Restated)
                                                                   %                                 %

SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ...       $  74,973               35        $  76,778               33
     Metal building components .....         141,589               65          155,274               67
     Intersegment sales ............          11,670                5           11,204                5
     Corporate/eliminations ........         (11,670)              (5)         (11,204)              (5)
                                           ---------              ---        ---------              ---
          Total net sales ..........       $ 216,562              100        $ 232,052              100
                                           =========              ===        =========              ===

OPERATING INCOME:
     Engineered building systems ...       $   9,372               13        $   9,545               12
     Metal building components .....          11,350                8           18,842               12
     Corporate/eliminations ........          (6,809)              --           (6,242)              --
                                           ---------              ---        ---------              ---
          Total operating income ...       $  13,913                6        $  22,145               10
                                           =========              ===        =========              ===

TOTAL ASSETS:
     Engineered building systems ...       $  86,609               10        $  95,953               11
     Metal building components .....         374,600               43          359,269               42
     Corporate/eliminations ........         402,855               47          394,246               47
                                           ---------              ---        ---------              ---
          Total assets .............       $ 864,064              100        $ 849,468              100
                                           =========              ===        =========              ===

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

Lower sales led to lower utilization of the coating plants and the severe weather resulted in lost production days in some mid-west and northern components plants, with resultant adverse impact on margins. Coupled with higher energy costs, primarily a doubling of natural gas costs in the first quarter, operating income of the building components segment declined by 37.2% in fiscal 2001 compared to fiscal 2000. As a percent of sales, operating income was 8.0% compared to 12.1% in the prior year's first quarter.

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

Interest expense in fiscal 2001 increased to $9.8 million compared to $9.2 million in fiscal 2000. This increase resulted from a higher borrowing rate in fiscal 2001 compared to fiscal 2000 based on higher LIBOR and prime rates.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2001, the Company had working capital of $91.3 million compared to $56.9 million at the end of fiscal year 2000. The majority of this increase came from a reduction in current liabilities related to payments of year-end incentives, timing of trade accounts payable and income tax payments for fiscal year 2000. During the first quarter of fiscal 2001, the Company generated cash flow from operations before changes in working capital components of $12.3 million. This cash flow along with borrowing under the Company's senior revolving credit agreements of $31.3 million, was used to finance the $34.4 million increase in working capital, the $5.5 million acquisition of Midland Metals and capital expenditures of $3.7 million. Because of the seasonal nature of the

Company's operations, working capital needs are generally funded by debt borrowing in the first half of the year with the majority of debt reduction occurring in the second half of the year as sales and income increase.

The Company has a senior credit facility from a syndicate of banks. At January 31, 2001, this facility consisted of (i) a revolving credit facility of up to $200 million, (ii) a term loan facility in the original principal amount of $200 million, and (iii) a 364-day revolving credit facility of up to $40 million. At January 31, 2001, the Company had $186.3 million outstanding under its revolving credit facility, $20.7 million outstanding under its 364-day revolving credit facility, and $115 million outstanding under its term loan facility. The senior credit facility matures in total on July 1, 2003.

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

Borrowings under the senior credit facility may be prepaid at any time without penalty. In addition, the Company may voluntarily reduce the unutilized portion of the revolver at any time, in certain agreed minimum amounts, without premium or penalty but subject to LIBOR breakage costs. Borrowings under the term loan are payable in successive quarterly installments of currently $10 million and gradually increase to $12.5 million at maturity. Repayments on the term loan facilities may not be reborrowed by the Company.

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

The Company has $125 million of senior subordinated notes that mature on May 1, 2009. The notes bear interest at a rate of 9.25%. The Company was not in default under the terms of these notes as a result of the restatement of its financials.

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

--------------------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

After completion of the restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance. In connection with this waiver and at the request of the Company, the $40 million aggregate principal amount outstanding at May 22, 2001 under the Company's 364-day senior revolving credit facility was converted to a term note maturing July 1, 2003. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    None

(b) REPORTS ON FORM 8-K

    The Company filed a Current Report on Form 8-K on April 13, 2001 under "Item 5. Other Events." in which it announced that it would be restating certain of its financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           NCI BUILDING SYSTEMS, INC.
                                           ----------------------------
                                           (Registrant)

Date: June 7, 2001                     By: /s/ Robert J. Medlock
      ------------                         ----------------------------
                                           Robert J. Medlock
                                           Executive Vice President and
                                           Chief Financial Officer