Form 10-Q
period 2001-04-30
NCI BUILDING SYSTEMS INC
filed 2001-06-14
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  April 30, 2001

COMMISSION FILE NUMBER:  1-14315

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                  76-0127701
-----------------------------------------      ---------------------------------
     (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

     10943 N. Sam Houston Parkway W.
               Houston, TX                                   77064
-----------------------------------------      ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (281) 897-7788
--------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                        7301 Fairview, Houston, TX 77041
--------------------------------------------------------------------------------
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF
                           CHANGED SINCE LAST REPORT.

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

   Common Stock, $.01 Par Value--18,176,342 shares as of May 31, 2001

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                           PAGE NO.
                                                                                                           --------
ITEM 1.           FINANCIAL STATEMENTS

                  Consolidated balance sheets                                                                     1
                  April 30, 2001 and October 31, 2000

                  Consolidated statements of income                                                               2
                  Three months ended April 30, 2001 and 2000

                  Consolidated statements of income                                                               3
                  Six months ended April 30, 2001 and 2000

                  Condensed consolidated statements of cash flows                                                 4
                  Six months ended April 30, 2001 and 2000

                  Notes to condensed consolidated financial statements                                        5 - 7
                  April 30, 2001


ITEM 2.           Management's Discussion and Analysis of Financial                                          8 - 13
                  Condition and Results of Operations

                                            PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                              14

ITEM 3.           Defaults Upon Senior Securities                                                                14

ITEM 4.           Submission of Matters to a Vote of Security Holders                                       14 - 15

ITEM 6.           Exhibits and Reports on Form 8-K                                                               15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               April 30,     October 31,
                                                                 2001           2000
                                                              -----------    -----------
                                                              (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents .......................   $     3,980    $     2,999
          Accounts receivable, net ........................       102,359        119,368
          Inventories .....................................        80,444         87,613
          Deferred income taxes ...........................         4,986          4,986
          Prepaid expenses ................................         7,831          7,482
                                                              -----------    -----------

          Total current assets ............................       199,600        222,448

Property, plant and equipment, net ........................       229,047        231,042
Excess of costs over fair value of acquired net assets ....       393,113        395,073
Other assets, primarily investment in joint ventures ......        19,143         20,358
                                                              -----------    -----------

Total assets ..............................................   $   840,903    $   868,921
                                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Current portion of long-term debt ...............   $    43,788    $    42,806
          Accounts payable ................................        49,268         77,638
          Accrued compensation and benefits ...............         9,151         21,383
          Other accrued expenses ..........................        14,945         23,792
                                                              -----------    -----------

          Total current liabilities .......................       117,152        165,619
                                                              -----------    -----------
Long-term debt, noncurrent portion ........................       383,760        374,448
Deferred income taxes .....................................        23,544         23,574
                                                              -----------    -----------
Shareholders' equity:
          Common stock ....................................           186            186
          Additional paid-in capital ......................        95,932         97,224
          Retained earnings ...............................       226,934        222,926
          Treasury stock ..................................        (6,605)       (15,056)
                                                              -----------    -----------

          Total shareholders' equity ......................       316,447        305,280
                                                              -----------    -----------

Total liabilities and shareholders' equity ................   $   840,903    $   868,921
                                                              ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended April 30,
                                                               2001               2000
                                                            ----------         ----------
Sales .............................................         $  208,184         $  232,766

Cost of sales .....................................            162,056            173,307
                                                            ----------         ----------

      Gross profit ................................             46,128             59,459

Operating expenses ................................             34,612             35,520
                                                            ----------         ----------

      Income from operations ......................             11,516             23,939

Interest expense ..................................              8,897              9,505

Other (income) expense, net .......................                165             (1,140)
                                                            ----------         ----------

      Income before income taxes ..................              2,454             15,574

Provision for income taxes ........................              1,209              6,713
                                                            ----------         ----------

Net income ........................................         $    1,245         $    8,861
                                                            ==========         ==========


Income per common and common equivalent share:

      Basic .......................................         $      .07         $      .50
                                                            ==========         ==========

      Diluted .....................................         $      .07         $      .48
                                                            ==========         ==========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         Six Months Ended April 30,
                                                          2001                2000
                                                       ----------          ----------
Sales ............................................     $  424,746          $  464,818

Cost of sales ....................................        328,488             348,031
                                                       ----------          ----------

      Gross profit ...............................         96,258             116,787

Operating expenses ...............................         70,829              70,703
                                                       ----------          ----------

      Income from operations .....................         25,429              46,084

Interest expense .................................         18,671              18,754

Other income, net ................................           (446)             (2,041)
                                                       ----------          ----------

      Income before income taxes .................          7,204              29,371

Provision for income taxes .......................          3,117              12,794
                                                       ----------          ----------

Net income .......................................     $    4,087          $   16,577
                                                       ==========          ==========

Income per common and common equivalent share:


      Basic ......................................     $      .23          $      .92
                                                       ==========          ==========

      Diluted ....................................     $      .23          $      .89
                                                       ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Six Months Ended April 30,
                                                             2001                2000
                                                          ----------          ----------
Cash flows from operating activities:
       Net income ....................................... $    4,087          $   16,577
       Adjustments to reconcile net income to net cash
         provided by operating activities:
             Depreciation and amortization ..............     18,255              16,122
             (Gain) loss on sale of fixed assets ........         60                 (64)
             Provision for doubtful accounts ............      1,101               1,096
             Deferred income tax benefit ................       (114)                (25)
             Changes in working capital:
                Current assets ..........................     23,632              (9,144)
                Current liabilities .....................    (45,978)            (20,966)
                                                          ----------          ----------
       Net cash provided by operating activities ........      1,043               3,596
                                                          ----------          ----------

Cash flows from investing activities:
             Purchase of property, plant and equipment ..     (7,717)            (13,937)
             Other ......................................        128               2,949
             Acquisition of DOUBLECOTE L.L.C ............         --             (24,408)
             Acquisition of Midland Metals, Inc. ........     (5,521)                 --
                                                          ----------          ----------
       Net cash used in investing activities ............    (13,110)            (35,396)
                                                          ----------          ----------

Cash flows from financing activities:
             Proceeds from stock options exercised ......      2,861                 516
             Net borrowings on revolving lines of
                credit ..................................     31,846              49,173
             Payments on long-term debt .................    (21,178)            (17,500)
             Purchase of treasury stock .................       (481)            (13,980)
                                                          ----------          ----------
       Net cash provided by financing activities ........     13,048              18,209
                                                          ----------          ----------
Net increase (decrease) in cash and cash equivalents .... $      981          $  (13,591)
                                                          ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 APRIL 30, 2001

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three-month and six-month periods ended April 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2001.

Financial data for the fiscal 2000 periods and the quarter ended January 31, 2001 have been restated to adjust net income relating to accounting and management information systems errors that impacted certain inventories and related liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and the Company's Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2001 filed with the Securities and Exchange Commission.

NOTE 2 -- INVENTORIES

The components of inventory are as follows:

                                                       April 30,         October 31,
                                                         2001               2000
                                                     ------------       ------------
Raw materials                                        $     59,599       $     66,696
Work in process and finished goods                         20,845             20,917
                                                     ------------       ------------
                                                     $     80,444       $     87,613
                                                     ============       ============


NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing processes, marketing and management of its business. Products of both segments are similar in basic raw materials used and manufacturing. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates a segment's performance based upon operating income. Intersegment sales are recorded based on prevailing market prices, and consist primarily of hot roll and light gauge metal coil coating and painting services and products. Information with respect to the segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                                  Three Months Ended April 30,      Six Months Ended April 30,
                                                                     2001               2000         2001               2000
                                                                  ----------         ----------   ----------         ----------
Net income ..............................................         $    1,245         $    8,861   $    4,087         $   16,577
      Add:  Interest, net of tax on convertible
         debenture assumed converted ....................                 11                 17           28                 34
                                                                  ----------         ----------   ----------         ----------
      Adjusted net income ...............................         $    1,256         $    8,878   $    4,115         $   16,611
                                                                  ==========         ==========   ==========         ==========

Weighted average common shares outstanding ..............             18,125             17,901       17,932             18,088
      Add:  Common stock equivalents
             Stock option plan ..........................                153                443          214                420
             Convertible debentures .....................                 67                100           84                100
                                                                  ----------         ----------   ----------         ----------

      Weighted average common shares outstanding,
         assuming dilution ..............................             18,345             18,444       18,230             18,608
                                                                  ==========         ==========   ==========         ==========
Income per common and common equivalent share:
      Basic .............................................         $      .07         $      .50   $      .23         $      .92
                                                                  ==========         ==========   ==========         ==========
      Diluted ...........................................         $      .07         $      .48   $      .23         $      .89
                                                                  ==========         ==========   ==========         ==========


NOTE 5 - ACQUISITIONS

On March 31, 2000, the Company acquired its partner's 50% share of DOUBLECOTE, L.L.C., a metal coil coating business that it developed and previously owned jointly with Consolidated Systems, Inc., a privately held company. The transaction was valued at approximately $24.4 million, and accounted for using the purchase method. The excess of cost over the fair value of the acquired assets was approximately $10 million. In December 2000, the Company bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components for $5.5 million in cash.


NOTE 6 - CONTINGENCIES

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

The Company is involved in various other legal proceedings that it considers to be in the normal course of business. The Company believes that these proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.


NOTE 7 - OTHER ITEMS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 to the fourth fiscal quarter for registrants with fiscal years that begin after December 15, 1999. The Company will adopt SAB 101 as required in the fourth fiscal quarter of 2001, and is evaluating the effect that such adoption may have on its consolidated results of operations and financial position.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended, is effective for all fiscal years beginning after June 15, 2000. FAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are required to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedged transaction and the type of hedge transaction. The ineffective portion of all hedges is required to be recognized in earnings. The Company adopted FAS 133 effective November 1, 2000, and such adoption did not have a material effect on consolidated results of operations or financial position.

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

Products of both business segments are similar in basic raw materials used and manufacturing. Engineered building systems include the manufacturing of structural framing and value added engineering and drafting, which are typically not part of component products or services. The Company believes it has one of the broadest product offerings of metal building products in the industry.

Intersegment sales consist primarily of products and services provided to the engineered buildings segment by the components segment, including hot roll and light gauge metal coil coating and painting services and products. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

During the quarter ended January 31, 2001, the Company reclassified administrative expenses incurred by corporate headquarters from identified reportable segments to corporate expenses to conform with management reporting. Financial data for prior periods has been restated to conform to the current presentation.

As described in Note 1 to the Condensed Consolidated Financial Statements, the Company also has restated financial data for the fiscal 2000 periods and the quarter ended January 31, 2001.


                                           THREE MONTHS ENDED         THREE MONTHS ENDED
                                             APRIL 30, 2001             APRIL 30, 2000
                                        ------------------------    ------------------------
                                                           %                          %
                                                      ----------                  ----------
SALES TO OUTSIDE CUSTOMERS:

     Engineered building systems ....   $   68,560            33    $   74,379            32
     Metal building components ......      139,624            67       158,387            68
     Intersegment sales .............        8,196             4        10,488             5
     Corporate/eliminations .........       (8,196)           (4)      (10,488)           (5)
                                        ----------    ----------    ----------    ----------

          Total net sales ...........   $  208,184           100    $  232,766           100
                                        ----------    ----------    ----------    ----------

OPERATING INCOME:

     Engineered building systems ....   $    9,195            13    $   10,408            14
     Metal building components ......        8,202             6        19,268            12
     Corporate/eliminations .........       (5,881)           --        (5,737)           --
                                        ----------    ----------    ----------    ----------

          Total operating income ....   $   11,516             6    $   23,939            10
                                        ----------    ----------    ----------    ----------

NCI BUILDING SYSTEMS, INC.

                                            SIX MONTHS ENDED           SIX MONTHS ENDED
                                             APRIL 30, 2001             APRIL 30, 2000
                                        ------------------------    ------------------------
                                                           %                          %
                                                      ----------                  ----------
SALES TO OUTSIDE CUSTOMERS:

     Engineered building systems ....   $  143,533            34    $  151,157            33
     Metal building components ......      281,213            66       313,661            67
     Intersegment sales .............       19,866             5        21,693             5
     Corporate/eliminations .........      (19,866)           (5)      (21,693)           (5)
                                        ----------    ----------    ----------    ----------

          Total net sales ...........   $  424,746           100    $  464,818           100
                                        ----------    ----------    ----------    ----------

OPERATING INCOME:

     Engineered building systems ....   $   18,568            13    $   19,953            13
     Metal building components ......       19,272             7        38,110            12
     Corporate/eliminations .........      (12,411)           --       (11,979)           --
                                        ----------    ----------    ----------    ----------

          Total operating income ....   $   25,429             6        46,084            10
                                        ----------    ----------    ----------    ----------


                                                  AS OF                    AS OF
                                             APRIL 30, 2001            APRIL 30, 2000
                                        -----------------------   -----------------------
                                                          %                        %
                                                     ----------                ----------
TOTAL ASSETS:

     Engineered building systems ....   $   84,274           10   $   95,382           11
     Metal building components ......      364,114           43      384,387           44
     Corporate/eliminations .........      392,515           47      392,547           45
                                        ----------   ----------   ----------   ----------

          Total assets ..............   $  840,903          100   $  872,316          100
                                        ----------   ----------   ----------   ----------


THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000

Consolidated sales for the second quarter of fiscal 2001 decreased by $24.6 million, or 11%, compared to the second quarter of fiscal 2000 and were down $8.4 million, or 4%, from the first quarter of fiscal 2001. This decrease resulted from the general decline in construction activity and some weather related delays in shipments.


ENGINEERED BUILDING SYSTEMS

For the quarter, engineered building systems sales decreased by $5.8 million, or 8%, compared to the same period in fiscal 2000. This decrease resulted from a general decline in construction activity and weather related delays in shipments during the quarter. Industry sales for the same period were down 22%, which increased competition for existing business and resulted in a more competitive pricing environment. For the quarter this segment accounted for 33% of total sales compared to 32% for the same period in fiscal 2000.

Operating income of this segment decreased in the current quarter by $1.2 million, or 12%, compared to the same quarter a year ago. As a percent of sales, operating income declined to 13% in the current quarter from 14% in the prior year's second quarter. More competitive pricing, which impacted gross margins, coupled with the impact of fixed costs in manufacturing and operating expenses were the major reasons for the higher decline in operating income margins compared to the sales decline.


METAL BUILDING COMPONENTS

For the quarter, metal building component sales decreased by $18.8 million, or 12%, compared to the same period in fiscal 2000. This decrease was the result of lower levels of construction activity during the quarter, weather related delays which impacted sales activity in the rural and mini storage markets and increased competition in some geographic areas. This segment accounted for 67% of consolidated sales in the current quarter compared to 68% in the prior year's second quarter.

Operating income decreased in the second quarter of fiscal 2001 by $11.1 million, or 57%, compared to the second quarter of fiscal 2000. Declines in market pricing, higher manufacturing costs due to lower production volume and higher energy costs accounted for the decrease. Utility costs in the coating operations of the component segment increased by $1.1 million, or 123%, in the current quarter of this year as compared to the prior year's quarter. As a percent of sales, operating income for the current quarter was 6% compared to 12% in the second quarter of fiscal 2000. The fixed portion of operating expenses also contributed to the decline in operating income percentage.


CONSOLIDATED OPERATING EXPENSES, consisting of engineering, drafting, selling and administrative costs, decreased by $0.9 million, or 3%, in the second quarter compared to the second quarter of last year. Operating expenses decreased at a smaller rate than sales due primarily to an expectation of a faster recovery of the economy and the impact of fixed costs over a lower sales volume.


INTEREST EXPENSE decreased by $0.6 million, or 6%, in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Lower borrowing levels and the general decrease in floating interest rates during the second quarter of fiscal 2001 accounted for this decrease.


SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000

Consolidated sales for the six months ended April 30, 2001 decreased by $40.1 million, or 9%, compared to the six months ended April 30, 2000. This decline resulted from the general decline in construction activity and some weather related delays in shipments.


ENGINEERED BUILDING SYSTEMS

For the six months, sales decreased by $7.6 million, or 5%, compared to the same period in fiscal 2000. Engineered building systems accounted for 34% of total consolidated sales in the first six months of fiscal 2001 compared to 33% for the same period in fiscal 2000. This decrease was the result of competitive market conditions as well as the general decline in construction activity and weather related delays. This six-month decline is smaller than the second quarter decline due to the fulfillment of backlog during the second quarter of this year.

Operating income declined in the current six months by $1.4 million, or 7%, compared to the same period in fiscal 2000. As a percent of sales, operating income was 13% in both six-month periods ending April 30, 2001 and April 30, 2000. Fixed manufacturing costs and operating expenses contributed to the decrease in operating income.


METAL BUILDING COMPONENTS

For the six months, sales decreased by $32.4 million, or 10%, compared to the same period in fiscal 2000. This segment accounted for 66% of total sales in the six months ended April 30, 2001 compared to 67% in the same period of fiscal 2000. The decrease in sales is attributed to the general decrease in construction activity and weather related delays.

Operating income decreased by $18.8 million, or 49%, compared to the same period in fiscal 2000. As a percent of sales, operating income decreased to 7% in fiscal 2001 compared to 12% in fiscal 2000. Declines in market pricing, higher manufacturing costs due to lower production volume and higher energy costs accounted for this decrease. Utility costs in the coating operations of the component segment increased by $2.6 million, or 159%, in the current year compared to the same period in fiscal 2000.


CONSOLIDATED OPERATING EXPENSES were flat in the current six months compared to the same period of 2000. As a percent of sales, operating expenses were 17% in fiscal 2001 compared to 15% in the same period in fiscal 2000. Operating expenses did not decrease with sales due primarily to an expectation of a faster recovery of the economy and the spreading of fixed costs over a lower sales volume.


INTEREST EXPENSE for the six month period decreased $0.01 million, or 1%, compared to the prior year's six month period. Lower average interest rates and borrowing levels during the second quarter of fiscal 2001 were offset with higher borrowing rates in the first quarter of fiscal 2001 as compared to the same periods in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2001, the Company had working capital of $82.4 million compared to $56.8 million at the end of fiscal 2000. This represented an increase of $25.6 million, or 45%. The majority of this increase came from a reduction in current liabilities related to timing of trade accounts payable payments and payments of fiscal 2000 bonuses and 401(k) costs coupled with lower related accruals required in fiscal 2001. The Company generated cash flow from operations before changes in working capital components of $23.4 million during the first six months of fiscal 2001. This cash flow along with additional borrowings under the Company's credit agreements of $10.7 million was used to finance the increase in working capital, the $5.5 million acquisition of Midland Metals and capital expenditures of $7.7 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowings early in the year with the majority of debt reduction occurring in the second half of the year as sales and income increase.

The Company has a $240 million senior credit facility from a syndicate of banks. At January 31, 2001, this facility consisted of (i) a revolving credit facility of up to $200 million, (ii) a five-year term loan facility in the original principal amount of $200 million, and (iii) a 364-day revolving credit facility of up to $40 million.

Following restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance. In connection with this waiver and at the request of the Company, the $40 million aggregate principal amount outstanding at May 22, 2001 under the Company's 364-day senior revolving credit facility was converted to a term note maturing on July 1, 2003.

At April 30, 2001, the Company had $157.5 million outstanding under its revolving credit facility and $40 million under the term note maturing on July 1, 2003. In addition, the Company had $105 million outstanding on the five-year term loan. This term loan matures on July 1, 2003.

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

During the first six months of fiscal 2001, the Company spent $7.7 million for capital additions for plant expansions, capital replacements and betterments. In addition, the Company spent $5.5 million to acquire the assets and business of Midland Metals, Inc. The Company plans to spend approximately $8 million in capital additions during the second half of fiscal 2001. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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


MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 30, 2001, the Company had $302.5 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.0 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

--------------------------------------------------------------------------------

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements concerning the business and operations of the Company. Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and order patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry as well as other risks detailed in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its expectations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Thursday, March 1, 2001. At the Annual Meeting, the stockholders of the Company elected two Class II directors to serve until the annual meeting of stockholders to be held in 2004 and one Class I director, who replaced the retiring Daniel D. Zabcik, to serve the remainder of Mr. Zabcik's term, which expires at the annual meeting of stockholders to be held in 2003. Of the 17,177,036 shares of Common Stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

                                           Votes Cast        Votes Withheld
                    Nominee               For Nominee         From Nominee
                    -------               -----------        --------------
         CLASS II:

              Sheldon R. Erickson          16,370,191           806,845

              Gary L. Forbes               16,366,491           810,545

         CLASS I:

              W. B. Pieper                 16,379,956           797,080

In addition to Messrs. Erikson, Forbes and Pieper, the following persons have a term of office as a director of the Company that continued after the Annual
Meeting: William D. Breedlove, A.R. Ginn and Johnie Schulte.

At the Annual Meeting, the Company submitted a proposal to its stockholders to amend and restate the Company's Stock Option Plan. To be adopted, the proposed amendment had to be approved by the affirmative vote of the holders of a majority of the Common Stock present, in person or by proxy, at the Annual Meeting. Of the 17,177,036 shares of Common Stock of the Company present at the Annual Meeting, in person or by proxy, the votes cast for and against the proposed amendment and restatement of the Company's Stock Option Plan were 9,889,615 and 2,789,964, respectively, with 32,821 shares abstaining and 4,464,636 broker non-votes. Accordingly, the proposed amendment and restatement of the Company's Stock Option Plan was adopted.


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

                                                NCI BUILDING SYSTEMS, INC.
                                                --------------------------
                                                (Registrant)


Date: June 14, 2001                      By:  /s/ Robert J. Medlock
                                            ------------------------------------
                                                Robert J. Medlock
                                                Executive Vice President and
                                                Chief Financial Officer