Form 10-Q
period 2001-07-31
NCI BUILDING SYSTEMS INC
filed 2001-09-14
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: July 31, 2001

COMMISSION FILE NUMBER: 1-14315

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                           Delaware                                                       76-0127701
  ------------------------------------------------------------      --------------------------------------------------------
                (STATE OR OTHER JURISDICTION OF                                        (I.R.S. EMPLOYER
                INCORPORATION OR ORGANIZATION)                                        IDENTIFICATION NO.)

                10943 N. Sam Houston Parkway W.
                          Houston, TX                                                        77064
  ------------------------------------------------------------      --------------------------------------------------------
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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIODS THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
         ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICAL DATE.

Common Stock, $.01 Par Value--18,236,446 shares as of August 31, 2001

                                TABLE OF CONTENTS


                    PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------

ITEM 1.      FINANCIAL STATEMENTS

             Consolidated balance sheets                                    1
             July 31, 2001 and October 31, 2000

             Consolidated statements of income                              2
             Three months ended July 31, 2001 and 2000

             Consolidated statements of income                              3
             Nine months ended July 31, 2001 and 2000

             Condensed consolidated statements of cash flows                4
             Nine months ended July 31, 2001 and 2000

             Notes to condensed consolidated financial statements         5-7
             July 31, 2001


ITEM 2.      Management's Discussion and Analysis of Financial           8-13
             Condition and Results of Operations

                    PART II - OTHER INFORMATION

ITEM 1.      Legal Proceedings                                             14

ITEM 3.      Defaults Upon Senior Securities                               14

ITEM 6.      Exhibits and Reports on Form 8-K                              14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            July 31,          October 31,
                                                                              2001               2000
                                                                         ---------------    ---------------
                                                                           (Unaudited)
ASSETS
Current assets:
          Cash and cash equivalents ..................................   $         5,641    $         2,999
          Accounts receivable, net ...................................           124,306            119,368
          Inventories ................................................            71,655             87,613
          Deferred income taxes ......................................             4,986              4,986
          Prepaid expenses ...........................................             6,405              7,482
                                                                         ---------------    ---------------

          Total current assets .......................................           212,993            222,448
Property, plant and equipment, net ...................................           227,636            231,042
Excess of costs over fair value of acquired net assets ...............           390,017            395,073
Other assets, primarily investment in joint ventures .................            18,522             20,358
                                                                         ---------------    ---------------

Total assets .........................................................   $       849,168    $       868,921
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
          Current portion of long-term debt ..........................   $        45,000    $        42,806
          Accounts payable ...........................................            68,153             77,638
          Accrued compensation and benefits ..........................             8,396             21,383
          Other accrued expenses .....................................            21,797             23,792
                                                                         ---------------    ---------------

          Total current liabilities ..................................           143,346            165,619
                                                                         ---------------    ---------------
Long-term debt, noncurrent portion ...................................           357,710            374,448
Deferred income taxes ................................................            23,529             23,574
Shareholders' equity:
          Common stock ...............................................               186                186
          Additional paid-in capital .................................            95,885             97,224
          Retained earnings ..........................................           234,122            222,926
          Treasury stock .............................................            (5,610)           (15,056)
                                                                         ---------------    ---------------

          Total shareholders' equity .................................           324,583            305,280
                                                                         ---------------    ---------------

Total liabilities and shareholders' equity ...........................   $       849,168    $       868,921
                                                                         ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Three Months Ended July 31,
                                                                              2001                2000
                                                                         ---------------    ---------------


Sales ................................................................   $       259,114    $       272,749

Cost of sales ........................................................           199,693            205,026
                                                                         ---------------    ---------------

      Gross profit ...................................................            59,421             67,723

Operating expenses ...................................................            37,963             37,492
                                                                         ---------------    ---------------

      Income from operations .........................................            21,458             30,231

Interest expense .....................................................             7,681             10,220

Other (income) expense, net ..........................................              (306)              (482)
                                                                         ---------------    ---------------

      Income before income taxes .....................................            14,083             20,493

Provision for income taxes ...........................................             6,975              8,541
                                                                         ---------------    ---------------

Net income ...........................................................   $         7,108    $        11,952
                                                                         ===============    ===============


Income per common and common equivalent share:

      Basic ..........................................................   $           .39    $           .67
                                                                         ===============    ===============

      Diluted ........................................................   $           .39    $           .66
                                                                         ===============    ===============



See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             Nine Months Ended July 31,
                                                                              2001               2000
                                                                         ---------------    ---------------


Sales ................................................................   $       683,860    $       737,567

Cost of sales ........................................................           528,181            553,057
                                                                         ---------------    ---------------

      Gross profit ...................................................           155,679            184,510

Operating expenses ...................................................           108,792            108,195
                                                                         ---------------    ---------------

      Income from operations .........................................            46,887             76,315

Interest expense .....................................................            26,351             28,974

Other (income) expense, net ..........................................              (752)            (2,523)
                                                                         ---------------    ---------------

      Income before income taxes .....................................            21,288             49,864

Provision for income taxes ...........................................            10,092             21,335
                                                                         ---------------    ---------------

Net income ...........................................................   $        11,196    $        28,529
                                                                         ===============    ===============


Income per common and common equivalent share:


      Basic ..........................................................   $           .62    $          1.59
                                                                         ===============    ===============

      Diluted ........................................................   $           .62    $          1.56
                                                                         ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             Nine Months Ended July 31,
                                                                              2001               2000
                                                                         ---------------    ---------------

Cash flows from operating activities:
       Net income ....................................................   $        11,196    $        28,529
       Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization ...........................            26,961             24,940
             (Gain) loss on sale of fixed assets .....................                64               (203)
             Provision for doubtful accounts .........................             1,908              1,850
             Deferred income tax benefit .............................               (45)               (40)
             Changes in working capital:
                Current assets .......................................            11,093            (32,750)
                Current liabilities ..................................           (20,196)             5,432
                                                                         ---------------    ---------------
       Net cash provided by operating activities .....................            30,981             27,758
                                                                         ---------------    ---------------

Cash flows from investing activities:
             Purchase of property, plant and equipment ...............           (12,029)           (21,849)
             Acquisition of DOUBLECOTE, L.L.C. .......................                --            (22,623)
             Acquisition of Midland Metals, Inc. .....................            (5,521)                --
             Other investing activities, net .........................               857              2,875
                                                                         ---------------    ---------------
       Net cash used in investing activities .........................           (16,693)           (41,597)
                                                                         ---------------    ---------------

Cash flows from financing activities:
             Proceeds from stock options exercised ...................             3,005                594
             Net borrowings on revolving lines of credit .............            17,008             49,209
             Payments on long-term debt ..............................           (31,178)           (26,250)
             Purchase of treasury stock ..............................              (481)           (16,713)
                                                                         ---------------    ---------------
       Net cash provided by (used in) financing activities ...........           (11,646)             6,840
                                                                         ---------------    ---------------
Net increase (decrease) in cash and cash equivalents .................   $         2,642    $        (6,999)
                                                                         ===============    ===============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JULY 31, 2001

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the three-month and nine-month periods ended July 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2001.

Financial data for the fiscal 2000 periods and the quarter ended January 31, 2001 have been restated to adjust net income relating to accounting and management information systems errors that impacted certain inventories and related liabilities. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and the Company's Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2001 filed with the Securities and Exchange Commission ("SEC").

NOTE 2 -- INVENTORIES

The components of inventory are as follows:

                                                         July 31,        October 31,
                                                           2001             2000
                                                     ---------------   ---------------
                                                              (in thousands)

Raw materials                                        $        56,283   $        66,696
Work in process and finished goods                            15,372            20,917
                                                     ---------------   ---------------
                                                     $        71,655   $        87,613
                                                     ===============   ===============


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

NOTE 4 -- NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                          Three Months Ended July 31,   Nine Months Ended July 31,
                                                              2001           2000           2001           2000
                                                          ------------   ------------   ------------   ------------
Net income ............................................   $      7,108   $     11,952   $     11,196   $     28,529
      Add:  Interest, net of tax on convertible
         debenture assumed converted ..................             --             17             27             50
                                                          ------------   ------------   ------------   ------------
      Adjusted net income .............................   $      7,108   $     11,969   $     11,223   $     28,579
                                                          ============   ============   ============   ============

Weighted average common shares outstanding ............         18,198         17,769         18,021         17,982
      Add:  Common stock equivalents
             Stock option plan ........................             53            336            142            291
             Convertible debentures ...................             --            100             --            100
                                                          ------------   ------------   ------------   ------------
      Weighted average common shares outstanding,
         assuming dilution ............................         18,251         18,205         18,163         18,373
                                                          ============   ============   ============   ============
Income per common and common equivalent share:
      Basic ...........................................   $        .39   $        .67   $        .62   $       1.59
                                                          ============   ============   ============   ============
      Diluted .........................................   $        .39   $        .66   $        .62   $       1.56
                                                          ============   ============   ============   ============


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


NOTE 6 - CONTINGENCIES

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of its present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of common stock of the Company during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, but the Court has yet to approve a lead plaintiff for the consolidated lawsuit. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on the business, consolidated financial condition or results of operations of the Company.

The Company is involved in various other legal proceedings that it considers to be in the normal course of business. The Company believes that these proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.


NOTE 7 - OTHER ITEMS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective November 1, 2002, with the option of early adoption effective November 1, 2001. The Company intends to adopt FAS 142 on November 1, 2001. As of July 31, 2001, the Company has $390.0 million in goodwill on its Consolidated Balance Sheet. Goodwill amortization for fiscal 2001 is expected to be $12.2 million, of which $9.5 million is non-deductible for tax purposes. The Company continues to evaluate the effect that adoption of the provisions of FAS 142 will have on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"), Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation date of SAB 101 to the fourth fiscal quarter for registrants with fiscal years that begin after December 15, 1999. The Company will adopt SAB 101 as required in the fourth fiscal quarter of 2001, and such adoption is not expected to have a material effect on the Company's consolidated results of operations or financial position.

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

As described in Note 1 to the Condensed Consolidated Financial Statements, the Company has restated financial data for the fiscal 2000 periods and the quarter ended January 31, 2001.


                                                              THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                 JULY 31, 2001                   JULY 31, 2000
                                                          ----------------------------    ----------------------------
                                                                                %                              %
                                                          ------------    ------------    ------------    ------------
SALES TO OUTSIDE CUSTOMERS:

     Engineered building systems ......................   $     84,847              33    $     89,525              33

     Metal building components ........................        174,267              67         183,224              67

     Intersegment sales ...............................          9,043               3          13,080               5

     Corporate/eliminations ...........................         (9,043)             (3)        (13,080)             (5)
                                                          ------------    ------------    ------------    ------------

          Total net sales .............................   $    259,114             100    $    272,749             100
                                                          ------------    ------------    ------------    ------------

OPERATING INCOME:

     Engineered building systems ......................   $     12,857              15    $     12,278              14

     Metal building components ........................         14,949               9          24,020              13

     Corporate/eliminations ...........................         (6,348)             --          (6,067)             --
                                                          ------------    ------------    ------------    ------------

          Total operating income ......................   $     21,458               8    $     30,231              11
                                                          ------------    ------------    ------------    ------------

NCI BUILDING SYSTEMS, INC.


                                                               NINE MONTHS ENDED               NINE MONTHS ENDED
                                                                 JULY 31, 2001                    JULY 31, 2000
                                                          ----------------------------    ----------------------------
                                                                               %                                %
                                                          ------------    ------------    ------------    ------------
SALES TO OUTSIDE CUSTOMERS:

     Engineered building systems ......................   $    228,380              33    $    240,682              33

     Metal building components ........................        455,480              67         496,885              67

     Intersegment sales ...............................         28,909               4          34,772               5

     Corporate/eliminations ...........................        (28,909)             (4)        (34,772)             (5)
                                                          ------------    ------------    ------------    ------------

          Total net sales .............................   $    683,860             100    $    737,567             100
                                                          ------------    ------------    ------------    ------------

OPERATING INCOME:

     Engineered building systems ......................   $     31,424              14    $     32,230              13

     Metal building components ........................         34,221               8          62,130              13

     Corporate/eliminations ...........................        (18,758)             --         (18,045)             --
                                                          ------------    ------------    ------------    ------------

          Total operating income ......................   $     46,887               7    $     76,315              10
                                                          ------------    ------------    ------------    ------------


                                                                    AS OF                          AS OF
                                                                JULY 31, 2001                 JULY 31, 2000
                                                          ---------------------------   ---------------------------
                                                                               %                            %
                                                          ------------   ------------   ------------   ------------
TOTAL ASSETS:

     Engineered building systems ......................   $     89,544             11   $    108,970             12

     Metal building components ........................        364,886             43        392,991             44

     Corporate/eliminations ...........................        394,738             46        398,571             44
                                                          ------------   ------------   ------------   ------------

          Total assets ................................   $    849,168            100   $    900,532            100
                                                          ------------   ------------   ------------   ------------


THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000

Consolidated sales for the third quarter of fiscal 2001 decreased by $13.6 million, or 5%, compared to the third quarter of fiscal 2000 but were up $50.9 million, or 24%, from the second quarter of fiscal 2001. This year-to-year decrease resulted from the general decline in construction activity and increased pricing competition.


ENGINEERED BUILDING SYSTEMS
For the quarter, engineered building systems sales decreased by $4.7 million, or 5%, compared to the same period in fiscal 2000. This decrease resulted from a general decline in construction activity and increased pricing competition. Industry sales for the same period were down approximately 20%, which increased competition for existing business and resulted in a more competitive pricing environment. This segment accounted for 33% of consolidated sales in both three-month periods ending July 31, 2001 and 2000.

Operating income of this segment increased in the current quarter by $.6 million, or 5%, compared to the same quarter a year ago. As a percent of sales, operating income increased to 15% in the current quarter from 14% in the prior year's second quarter. The majority of the improvement in operating income is attributed to favorable raw material costs for plate, flat bar and structural materials which are unique to this segment.


METAL BUILDING COMPONENTS

For the quarter, metal building component sales decreased by $9.0 million, or 5%, compared to the same period in fiscal 2000. This decrease was the result of lower levels of construction activity and increased pricing competition during the quarter. This segment accounted for 67% of consolidated sales in both three-month periods ending July 31, 2001 and 2000.

Operating income decreased in the third quarter of fiscal 2001 by $9.1 million, or 38%, compared to the third quarter of fiscal 2000. Declines in market pricing, higher manufacturing costs due to lower production volume, higher energy costs and fixed portion of operating expenses accounted for the decrease. Utility costs in the coating operations of the component segment increased by $.6 million, or 45%, in the current quarter compared to the same period in fiscal 2000. As a percent of sales, operating income for the current quarter was 9% compared to 13% in the third quarter of fiscal 2000.


CONSOLIDATED OPERATING EXPENSES, consisting of engineering, drafting, selling and administrative costs, were flat in the current quarter compared to the same period of 2000. As a percent of sales, operating expenses were 15% in the current quarter compared to 14% in the same period of 2000. Increases in operating expenses such as health insurance costs, liability insurance costs, and property taxes resulted in a higher percentage of operating expenses to sales in the current quarter compared to the same period in fiscal 2000.


INTEREST EXPENSE decreased by $2.5 million, or 25%, in the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Lower borrowing levels and the general decrease in floating interest rates during the third quarter of fiscal 2001 accounted for this decrease.


NINE MONTHS ENDED JULY 31, 2001 COMPARED TO NINE MONTHS ENDED JULY 31, 2000

Consolidated sales for the nine months ended July 31, 2001 decreased by $53.7 million, or 7%, compared to the nine months ended July 31, 2000. This decline resulted from the general decline in construction activity, increased pricing competition and reduction in shipments caused by inclement weather during the first half of fiscal 2001.


ENGINEERED BUILDING SYSTEMS

For the nine months, sales decreased by $12.3 million, or 5%, compared to the same period in fiscal 2000. Engineered building systems accounted for 33% of consolidated sales in both nine-month periods ending July 31, 2001 and 2000. This decrease was the result of competitive market conditions as well as the general decline in construction activity and reduction in shipments caused by inclement weather during the first half of fiscal 2001.

Operating income declined in the current nine months by $ .8 million, or 3%, compared to the same period in fiscal 2000. As a percent of sales, operating income was 14% in the nine months ending July 31, 2001 compared to 13% to the same period in fiscal 2000. Operating income declined at a smaller rate than sales due to favorable raw material costs for plate, flat bar and structural materials that are unique to this segment.


METAL BUILDING COMPONENTS

For the nine months, sales decreased by $41.4 million, or 8%, compared to the same period in fiscal 2000. This segment accounted for 67% of consolidated sales in both nine-month periods ending July 31, 2001 and 2000. The decrease in sales is attributed to the general decrease in construction activity, increased pricing competition and reduction in shipments caused by inclement weather during the first half of fiscal 2001.

Operating income decreased by $27.9 million, or 45%, compared to the same period in fiscal 2000. As a percent of sales, operating income decreased to 8% in fiscal 2001 compared to 13% in fiscal 2000. Lower market pricing, higher manufacturing costs due to lower production volume, and higher energy costs accounted for this decrease.

Utility costs in the coating operations of the component segment increased by $3.3 million, or 106%, in the current year compared to the same period in fiscal 2000.


CONSOLIDATED OPERATING EXPENSES increased by $.6 million, or 1%, in the current nine months compared to the same period of 2000. As a percent of sales, operating expenses were 16% in fiscal 2001 compared to 15% in the same period in fiscal 2000. Increases in health insurance costs, liability insurance costs, and property taxes were partially offset by lower performance incentive costs, resulting in a higher percentage of operating expenses to sales in the current quarter compared to the same period in fiscal 2000.


INTEREST EXPENSE for the nine month period decreased by $2.6 million, or 9%, compared to the prior year's nine month period. Lower borrowing levels and the general decrease in floating interest rates during fiscal 2001 accounted for this decrease.




LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2001, the Company had working capital of $69.6 million compared to $56.8 million at the end of fiscal 2000. This represented an increase of $12.8 million, or 23%. The majority of this increase came from a reduction in current liabilities related to timing of trade accounts payable payments and payments of fiscal 2000 bonuses and 401(k) costs coupled with lower related accruals required in fiscal 2001. The Company generated cash flow from operations before changes in working capital components of $40.1 million during the first nine months of fiscal 2001. Significant cash outflows included the increase in working capital, the $5.5 million acquisition of Midland Metals in December 2000, capital expenditures of $12.0 million, and reduction of debt by $14.2 million. Because of the seasonal nature of the Company's operations, working capital needs are generally funded by debt borrowings early in the year with the majority of debt reduction occurring in the second half of the fiscal year as sales and income increase.

The Company has a $240 million senior credit facility from a syndicate of banks. At July 31, 2001, this facility consisted of (i) a revolving credit facility of up to $200 million, (ii) a five-year term loan facility in the original principal amount of $200 million, and (iii) a $40 million term note.

Following restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance. In connection with this waiver and at the request of the Company, the $40 million aggregate principal amount outstanding at May 22, 2001 under the Company's 364-day senior revolving credit facility was converted to a term note maturing on July 1, 2003. At July 31, 2001, the Company was in compliance with all senior credit facility covenants.

At July 31, 2001, the Company had $142.7 million outstanding under its revolving credit facility and $40 million under the term note, both of which mature on July 1, 2003. In addition, the Company had $95 million outstanding on the five-year term loan. This term loan matures on July 1, 2003.

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

Borrowings under the senior credit facility may be prepaid at any time without penalty. In addition, the Company may voluntarily reduce the unutilized portion of the revolver at any time, in certain agreed minimum amounts, without premium or penalty but subject to LIBOR breakage costs. Borrowings under the term loan are payable in successive quarterly installments, currently $11.25 million and gradually increasing to $12.5 million at maturity. Repayments on the term loan facilities may not be reborrowed by the Company.

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

During the first nine months of fiscal 2001, the Company spent $12.0 million for capital additions for plant expansions, capital replacements and betterments. In addition, the Company spent $5.5 million to acquire the assets and business of Midland Metals, Inc. The Company plans to spend approximately $4 million in capital additions during the fourth quarter of fiscal 2001. Delays, changes or cancellations of planned projects could increase or decrease capital spending from the amounts anticipated at the current time.

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


MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments carry interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 31, 2001, the Company had $277.7 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.8 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

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

                           NCI BUILDING SYSTEMS, INC.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of its present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of common stock of the Company during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, but the Court has yet to approve a lead plaintiff for the consolidated lawsuit. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on the business, consolidated financial condition or results of operations of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

After completion of the restatement of its financial results for its 1999 and 2000 fiscal years and the first quarter of fiscal 2001, the Company determined that it was not in compliance with the minimum fixed charge coverage ratio required by its senior credit facility at October 31, 2000, and with certain covenants and representations in its credit facility documents during the periods restated. This noncompliance caused the Company to be in default under its senior credit facility. On May 22, 2001, the Company's bank lenders executed a waiver of all defaults, violations and noncompliance of the Company under the senior credit facility that relate to the restatement of its financial results and agreed not to exercise any rights available to them as a result of those defaults, violations and noncompliance. In connection with this waiver and at the request of the Company, the $40 million aggregate principal amount outstanding at May 22, 2001 under the Company's 364-day senior revolving credit facility was converted to a term note maturing July 1, 2003. At July 31, 2001, the Company was in compliance with all required financial covenants under its senior and subordinated loan agreements. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      EXHIBITS

                  None

         (b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K on June 8, 2001 under "Item 5. Other Events." which contains a letter to its shareholders explaining the restatement of its financial statements for the fiscal years ended October 31, 1999 and October 31, 2000 and for the first quarter of fiscal 2001 and providing the shareholders with tabular information showing the effects of the restatement on net income and earnings per share for the restated periods.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NCI BUILDING SYSTEMS, INC.
                                              -------------------------------
                                              (Registrant)


Date:   September 14, 2001                 By: /s/ Robert J. Medlock
     ---------------------                    -------------------------------
                                              Robert J. Medlock
                                              Executive Vice President and
                                              Chief Financial Officer