Form 10-K405
period 2001-10-31
NCI BUILDING SYSTEMS INC
filed 2002-01-29
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended October 31, 2001

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                  The aggregate market value of the voting stock held by non-affiliates of the registrant on January 2, 2002, was $296,053,333.

                  The number of shares of common stock of the registrant outstanding on January 2, 2002, was 18,284,368.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 2001 Annual Report to Shareholders, and certain information required by Part III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders held on March 1, 2002.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
   Item 1.    Business ...........................................................................................1
   Item 2.    Properties ........................................................................................13
   Item 3.    Legal Proceedings .................................................................................14
   Item 4.    Submission of Matters to a Vote of Security Holders ...............................................14

                                     PART II

   Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters .............................14
   Item 6.    Selected Financial Data ...........................................................................14
   Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations .............................................................................14
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........................................14
   Item 8.    Financial Statements and Supplementary Data .......................................................15
   Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ..............................................................................15

                                    PART III

   Item 10.   Directors and Executive Officers of the Registrant ................................................15
   Item 11.   Executive Compensation ............................................................................15
   Item 12.   Security Ownership of Certain Beneficial Owners and Management ....................................15
   Item 13.   Certain Relationships and Related Transactions ....................................................15


                                     PART IV

   Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................16

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         NCI Building Systems, Inc. is one of North America's largest integrated manufacturers of metal products for the building industry. We operate 34 manufacturing facilities located in 15 states and Mexico. We sell metal building components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

            o  Controlling operating and administrative costs

            o  Managing working capital and fixed assets

            o  Developing new markets and products

            o  Successfully identifying strategic growth opportunities

         We believe that metal products have gained and continue to gain a greater share of the new non-residential construction and repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal building components offer builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

         In May 1998, we acquired Metal Building Components, Inc. ("MBCI") for a purchase price of $589 million. The MBCI acquisition, which doubled our revenue base, made us the largest domestic manufacturer of nonresidential metal building components and significantly improved our product mix.

         In March 2000, we acquired the remaining 50% interest in DOUBLECOTE, L.L.C. from our previous joint venture partner. The acquisition gave us complete control over our principal metal coating facility. In December 2000, we bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components, which gives us a stronger presence in the Midwest.

         In June 2001, we sold our 50% interest in Midwest Metal Coatings, LLC, a joint venture that operated a hot rolled coil coating facility, to our joint venture partner. In October 2001, we announced the closing of five of our manufacturing facilities, which we completed during the first quarter of fiscal 2002. Two of the closings are the result of ongoing synergies realized from our acquisition of MBCI. The operations of the other three facilities are being consolidated into our other manufacturing facilities that can efficiently provide delivery and service to those geographic areas.

         In the second quarter of fiscal 2001, we discovered errors in a new accounting and financial system that impacted certain inventories and related liabilities, which resulted in a restatement of our financial results for the third and fourth quarters of 1999, fiscal year 2000 and the quarter ended January 31, 2001. The restatement was reflected in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and our Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2001 filed with the SEC. All financial information in this Annual Report on Form 10-K for fiscal 1999 and 2000 reflect this restatement. See "Item 3. Legal Proceedings" for a description of litigation matters related to our restatement.

         We were founded in 1984 and we reincorporated in Delaware in 1991. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064 and our telephone number is (281) 897-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

BUSINESS SEGMENTS


         We have divided our operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing process, marketing and management of its business. Products of both segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component products or services. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):


                                                  1999                           2000                           2001
                                                  ----                           ----                           ----

SALES TO OUTSIDE CUSTOMERS:
  Engineered building systems ......   $   310,324             33%    $   333,087             33%    $   313,765             33%
  Metal building components ........       626,226             67         685,237             67         641,112             67
  Intersegment sales ...............        59,692              6          47,107              5          36,597              4
  Corporate/eliminations ...........       (59,692)            (6)        (47,107)            (5)        (36,597)            (4)
                                       -----------    -----------     -----------    -----------     -----------    -----------
          Total net sales ..........   $   936,550            100%    $ 1,018,324            100%    $   954,877            100%
                                       ===========    ===========     ===========    ===========     ===========    ===========

OPERATING INCOME:
  Engineered building systems ......   $    46,352             15%    $    47,523             14%    $    42,245             13%
  Metal building components ........        76,505             12          86,227             13          50,112              8
  Restructuring charge .............            --             --              --             --          (2,815)            --
  Corporate/eliminations ...........       (14,415)            --         (20,080)            --         (24,717)            --
                                       -----------    -----------     -----------    -----------     -----------    -----------
           Total operating income ..   $   108,442             12%    $   113,670             11%    $    64,825              7%
                                       ===========    ===========     ===========    ===========     ===========    ===========

TOTAL ASSETS:
  Engineered building systems ......   $    88,673             10%    $    97,130             11%    $    85,915             10%
  Metal building components ........       352,136             41         380,312             44         343,112             41
  Corporate/eliminations ...........       415,558             49         391,479             45         409,785             49
                                       -----------    -----------     -----------    -----------     -----------    -----------
           Total assets ............   $   856,367            100%    $   868,921            100%    $   838,812            100%
                                       ===========    ===========     ===========    ===========     ===========    ===========

         For more business segment information, please see the supplementary business segment information contained in footnote 13 to our consolidated financial statements included in our 2001 Annual Report to Shareholders.

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

                o  Roll-up doors                                       o  Mansard accessories

                o  Interior and exterior doors                         o  Trim accessories

         Our components are used in the following markets:

                o  Industrial                                          o  Commercial

                o  Governmental                                        o  Agricultural

                o  Community                                           o  Residential

         As part of our metal building components manufacturing, we also provide hot roll and light gauge metal coil coating and painting services and products. We coat and paint hot roll and light gauge metal coils for our own use in metal building components manufacturing, supplying substantially all of our internal metal coating and painting requirements. On average, our own use accounts for about 55% of our production. We also coat and paint hot roll metal coils and light gauge metal for third parties for a variety of applications, including heating and air conditioning systems, water heaters, lighting fixtures and office furniture.

         We market our metal building components products and metal coating and painting services nationwide primarily through a direct sales force under several brand names. These brand names include "Metal Building Components," "American Building Components," "ABC," "DBCI," "MBCI," "Midland Metals," "IPS," "Metal Coaters," "Metal-Prep" and "DOUBLECOTE."

         Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,400 builders and a direct sales force under several brand names. These brand names include "Metallic Buildings," "Metallic de Mexico," "Mid-West Steel Buildings," "A & S Buildings," "All American Systems," "Classic," "Steel Systems" and "Mesco."

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

         Metal roofing accounts for a significant portion of the overall metal building components market, but less than 10% of total annual roofing material expenditures. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

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

         Engineered Building Systems. Engineered building systems consist of engineered structural members and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. Engineered building systems manufacturers design an integrated system that meets applicable building code requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and covering for roofs and walls. Over the last 15 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association, reported sales of engineered building systems have increased from approximately $1.5 billion in 1993 to $2.5 billion in 2000. We believe this increase has resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment through the year 2000. We believe the cost of an engineered building system generally represents approximately 15-20% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, glass and wood exterior facades to meet the aesthetic requirements of customers while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail stores, banks, schools, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end-users.

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

         Engineered Building Systems. Engineered building systems consist of pre-engineered structural members and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. We design an integrated engineered building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Engineered building systems typically consist of three systems:

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

         Our "Long Bay System" allows for the construction of metal buildings with base spacings of up to 60 feet without internal supports. This compares to base spacings of up to 30 feet under other engineered building systems. The Long Bay System virtually eliminates all welding at the site, which significantly reduces erection time compared with conventional steel construction. Our Long Bay System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers' needs more quickly.

SALES, MARKETING AND CUSTOMERS

         Metal Building Components. We sell metal building components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names "Metal Building Components," "American Building Components," "ABC," "MBCI" and "IPS." Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names "Doors & Building Components" or "DBCI." These components also are produced for integration into self storage and engineered building systems sold by us. We also operate three retail stores that sell components directly to the public.

         We market our components products within four product lines: commercial/industrial, architectural, agricultural and residential.

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

         Our metal building components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. In addition, each of our metal coating facilities has its own sales manager. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2001, our largest customer for metal building components accounted for less than 3% of our total sales.

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

         Engineered Building Systems. We sell engineered building systems to builders nationwide under the brand names "Metallic Buildings," "Mid-West Steel Buildings," "A&S Buildings" and "Mesco." We market engineered building systems through an in-house sales force to authorized builder networks of over 1,400 builders. We market engineered building systems under the brand name "Mid-West Steel Buildings" directly to contractors in Texas and surrounding states using an in-house sales force. We also sell engineered building systems under the names "All American Systems" and "Steel Systems" to various private labels.

         Our authorized builder networks consist of independent general contractors that market our Mid-West Steel Buildings, Metallic Buildings, A&S Buildings and Mesco products to end-users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2001, our largest customer for engineered building systems accounted for less than 2% of our total sales.

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

         Our Long Bay System provides us with an entree to new larger builders. This also provides us with new opportunities to cross-sell our other products to these new builders.

         During fiscal 2001, we introduced a new National Accounts program. This program is designed to provide our builders with access to the largest contractors and developers in the United States. We currently have four persons who comprise our National Accounts group. We plan to market our engineered building systems and our Long Bay System under this program using the brand name "Metallic Buildings."

MANUFACTURE AND DESIGN

         Metal Building Components. We operate 26 facilities used for manufacturing of metal building components for the building industry, including our doors and our metal coating and painting operations. We believe this broad geographic penetration gives us an advantage over our components competitors because major elements of a customer's decision are the speed and cost of delivery from the manufacturing facility to the product's ultimate destination. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. We also own a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

         Engineered Building Systems. We operate eight facilities used for manufacturing engineered building systems. After we receive an order, our engineers design the engineered building system to meet the customer's requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 282 engineers and draftsmen in this area.

         Once the specifications and designs of the customer's project have been finalized, the manufacturing of frames and other building systems begins at one of our five frame manufacturing facilities in Texas, Georgia or Tennessee or our joint venture facility in Mexico. The fabrication of the primary structural framing consists of a process in which rigid steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

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

         We own 51% of a joint venture, which operates a framing facility in Monterrey, Mexico. We purchase substantially all of the framing systems produced by the Mexico joint venture.

RAW MATERIALS

         The principal raw material used in manufacturing of our metal building components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During the 2001 fiscal year, we purchased approximately 75% of our steel requirements from National Steel Corporation, Bethlehem Steel Corporation and U.S. Steel. No other steel supplier accounted for more than 7% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery. These suppliers generally maintain an inventory of the types of materials we require.

         We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

BACKLOG

         At October 31, 2001, the total backlog of orders for our products believed by us to be firm was $152 million. This compares with a total backlog for our products of $169 million at October 31, 2000. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 31, 2001 currently is scheduled to extend beyond October 31, 2002.

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

            o  quality

            o  service

            o  delivery

            o ability to provide added value in the design and engineering of buildings

            o  price

            o  speed of construction

         We compete with a number of other manufacturers of metal building components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least four other manufacturers of engineered building systems and three manufacturers of metal building components have nationwide coverage.

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

         The engineered building systems and components we manufacture must meet zoning, building code and uplift requirements adopted by local governmental agencies.

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

EMPLOYEES

         As of October 31, 2001, we had approximately 4,076 employees, of whom over 3,123 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

         Our employees are not represented by a labor union or collective bargaining agreement. The United Steel Workers of America has periodically petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees at various facilities, but has lost the resulting union election each time. The last elections were at our Rancho Cucamonga, California facility in August 1998 and November 1999.

RISK FACTORS

         This Annual Report contains forward-looking statements concerning our business and operations. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry, as well as other risks detailed in our filings with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

         OUR BUSINESSES ARE CYCLICAL. The nonresidential construction industry is highly sensitive to national and regional economic conditions. From time to time, it has been adversely affected in various parts of the country by unfavorable economic conditions, low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. We cannot predict the timing or severity of future economic or industry downturns. Any economic downturn, particularly in states where many of our sales are made, could have a material adverse effect on our results of operations and financial condition.

         OUR BUSINESSES ARE SEASONAL. The metal components and engineered building systems businesses, as well as the construction industry in general, are seasonal in nature. Sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe winter weather conditions can delay construction projects and otherwise adversely affect our business.

         SUPPLY AND DEMAND FOR STEEL MAY AFFECT OUR BUSINESS. Our principal raw material is steel. We do not have any long-term contracts for the purchase of steel. During fiscal 2001, we purchased approximately 28% of our steel requirements from Bethlehem Steel Corporation, which has filed for protection under federal bankruptcy laws. In addition, we purchased approximately 47% of our steel requirements from National Steel Corporation and U.S. Steel during fiscal 2001. We believe that our other primary steel suppliers can meet our demand for steel if our supply from Bethlehem Steel is interrupted. We do not maintain an inventory of steel in excess of our current production requirements. We can give you no assurance that steel will remain available or that prices will remain stable. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond our control. These factors include general economic conditions, competition, labor costs, import duties and other trade restrictions. Furthermore, a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. If the available supply of steel declines or if one or more of our current suppliers is unable for financial or any other any reason to continue in business or produce steel sufficient to meet our requirements, we could experience price increases, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

         WE HAVE POTENTIAL EXPOSURE TO SHAREHOLDER LAWSUITS. Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001.

On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The Court ordered the lead plaintiff to file a consolidated amended complaint on or before February 1, 2002. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

         WE HAVE POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES. We must comply with federal, state and local laws and regulations governing the protection of the environment. These laws and regulations cover air emissions, discharges to water, the management of wastes and hazardous substances, the cleanup of contamination and the control of noise and odors. We may incur significant fines or penalties if we fail to comply with these environmental requirements. In some circumstances, a current or previous owner or operator of real property, and parties that generate or transport hazardous substances that are disposed of at real property, may be held liable for the cost to investigate or clean up hazardous substances on or under the property. We may incur liability, including liability for cleanup costs, if contamination is discovered at one of our facilities or at a landfill or other location where we have disposed of wastes. Because environmental requirements are becoming increasingly stringent, our expenditures for environmental compliance may increase and we may incur material costs associated with environmental compliance in the future. From time to time, claims have been made against us under environmental laws or regulations.

         OUR BUSINESSES ARE HIGHLY COMPETITIVE. Competition in the metal components and metal buildings markets of the building industry is intense. It is based primarily on:

            o  quality

            o  service

            o  delivery

            o ability to provide added value in the design and engineering of buildings

            o  price

            o  speed of construction

         We compete with a number of other manufacturers of metal components and engineered building systems ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction. These alternative building methods may be perceived as more traditional, more aesthetically pleasing or having other advantages.

         ACQUISITIONS MAY HAVE SHORT-TERM ADVERSE EFFECTS ON OUR OPERATIONS. One element of our growth strategy is to pursue strategic acquisitions that either expand or complement our business. We may not be able to integrate successfully an acquired business into our business or operate profitably any business we may acquire. Acquisitions involve a number of special risks. They divert management's attention to the integration of the operations and personnel of the acquired companies. They may also have adverse short-term effects on our operating results. We may have difficulty integrating our financial reporting and other management systems in connection with acquisitions.

         OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE. The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

            o  variations in quarterly operating results;

            o  changes in earnings estimates by analysts;

            o our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

            o general conditions in the metal components and engineered building systems industries;

            o  fluctuations in stock market price and volume; and

            o  other general economic conditions.

         In recent years, the stock market in general, has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

         WE ARE SIGNIFICANTLY LEVERAGED AND MAY NOT BE ABLE TO SERVICE OR REFINANCE OUR DEBT. As a result of the MBCI acquisition, we are significantly leveraged. This means we have a large amount of debt in relation to our shareholders' equity. We may also incur additional debt from time to time to finance acquisitions or capital expenditures or for other purposes if we comply with the restrictions in our senior credit facility and the indenture governing our publicly-held notes.

         Our significant degree of leverage may have important consequences to us, including the following:

            o Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms.

            o We need a substantial portion of our cash flow to pay the principal and interest on our debt.

            o Payments on our debt reduce the funds that would otherwise be available for our operations and future business opportunities.

            o A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations.

            o We may be more vulnerable to a downturn in our business or the economy generally.

            o There could be a material adverse effect on our business and financial condition if we are unable to service our debt or obtain additional financing as needed.

         If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can give you no assurance that we can do any of these things on satisfactory terms or at all.

         WE MUST COMPLY WITH DEBT COVENANTS. We must comply with operating and financing restrictions in our senior credit facility and the indenture governing our publicly-held notes. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prohibit our ability to:

            o  incur additional indebtedness;

            o make restricted payments, including dividends or other distributions;

            o  incur liens;

            o  make investments, including joint venture investments;

            o  sell assets; and

            o merge or consolidate with or into other companies or sell substantially all our assets.

         Our senior credit facility also requires us to achieve specified financial and operating results and satisfy set financial tests governing our consolidated net worth and our leverage, fixed charge coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict corporate activities. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

ITEM 2. PROPERTIES.

         We conduct manufacturing operations at the following facilities:

                                                                               Square             Owned
Facility                            Products                                    Feet             or Leased
--------                            --------                                   -------           ---------
Chandler, Arizona                   Doors and related metal components          35,000           Leased
Tolleson, Arizona                   Metal components (1)                        65,980           Owned
Atwater, California                 Metal components (2)                       112,200           Owned
Rancho Cucamonga, California        Metal coating and painting                  98,000           Owned
Adel, Georgia                       Metal components (1)                        59,550           Owned
Douglasville, Georgia               Metal components (3)                       110,536           Owned
Douglasville, Georgia               Doors and related metal components          60,000           Owned
Marietta, Georgia                   Metal coating and painting                 125,700           Owned
Tallapoosa, Georgia                 Engineered building systems (4)            249,000           Leased
Mattoon, Illinois                   Metal components (2)                       115,480           Owned
Shelbyville, Indiana                Metal components (1)                        66,450           Owned
Oskaloosa, Iowa                     Metal components (5)                        62,702           Owned
Nicholasville, Kentucky             Metal components (5)                        41,280           Owned
Monterrey, Mexico (6)               Engineered building systems (4)            237,476           Owned
Jackson, Mississippi                Metal components (5)                        96,000           Owned
Jackson, Mississippi                Metal coating and painting                 363,200           Owned
Hernando, Mississippi               Metal components (1)                        71,720           Owned
Omaha, Nebraska                     Metal components (5)                        51,750           Owned
Rome, New York                      Metal components (5)                        57,700           Owned
Oklahoma City, Oklahoma             Metal components (1)                        59,695           Owned
Caryville, Tennessee                Engineered building systems (4)            193,800           Owned
Memphis, Tennessee                  Metal coating and painting                  61,500           Owned
Ennis, Texas                        Metal components (1)                        33,000           Owned
Houston, Texas                      Metal components (3)                       209,355           Owned
Houston, Texas                      Metal coating and painting                  39,550           Owned
Houston, Texas                      Engineered building systems (7)            410,980           Owned
Houston, Texas                      Doors and related metal components          23,625           Owned
Houston, Texas                      Engineered building systems (4)            148,500           Owned
Lubbock, Texas                      Metal components (1)                        64,320           Owned
San Antonio, Texas                  Metal components (5)                        52,360           Owned
Southlake, Texas                    Engineered building systems (4)            123,000           Owned
Stafford, Texas                     Metal components (8)                        56,840           Leased
Salt Lake City, Utah                Metal components (3)                        93,150           Owned
Colonial Heights, Virginia          Metal components (1)                        37,000           Owned


----------

(1)  Secondary structures and covering systems.

(2) Endwalls, secondary structures and covering systems for engineered building systems.

(3)  Full components product range.

(4) Primary structures, secondary structures and covering systems for engineered building systems.

(5)  Covering systems.

(6)  We own a 51% interest in a joint venture that owns this facility.

(7)  Structural steel.

(8)  Insulated Panel Systems.

         We also maintain several drafting office facilities and retail locations in various states. We have short-term leases for these additional facilities.

         We believe that our present facilities are adequate for our current and projected operations.

         Additionally, we own approximately six acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 14,000 square feet of this facility is leased to third parties for a term of five years with approximately three and one-half years remaining on the lease term.

         During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we closed five of our manufacturing facilities, all of which we are holding for sale.

ITEM 3. LEGAL PROCEEDINGS.

         Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The Court ordered the lead plaintiff to file a consolidated amended complaint on or before February 1, 2002. The Company denies the allegations in the complaints and intends to defend them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information required by this Item is incorporated by reference from our 2001 Annual Report to Shareholders, bottom of page 35, regarding the market for our common stock.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from our 2001 Annual Report to Shareholders, top of the inside front cover.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from the following portions of our 2001 Annual Report to Shareholders: Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 29 through 34.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated by reference from our 2001 Annual Report to Shareholders, page 34.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2001 Annual Report to Shareholders.

                                                                                            Pages of Annual Report
                                                                                                to Shareholders
                                                                                            ----------------------
         Selected quarterly financial data                                                             35

         Consolidated statements of income for each of the three years in the period
         ended October 31, 2001                                                                        14

         Consolidated balance sheets at October 31, 2001 and 2000                                      15

         Consolidated statements of shareholders' equity for each of the three years
         in the period ended October 31, 2001                                                          16

         Consolidated statements of cash flows for each of the three years in the
         period ended October 31, 2001                                                                 17

         Notes to consolidated financial statements                                                  18-27

         Report of independent auditors                                                                28


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

         The information required by Items 10 through 13 of Part III is incorporated by reference from the indicated pages of our definitive proxy statement for our annual meeting of shareholders to be held on March 1, 2002.

                                                                                             Pages of
                                                                                          Proxy Statement
                                                                                          ---------------
ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.                            3-7, 16

ITEM 11.      EXECUTIVE COMPENSATION.                                                           8-14

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT.                                                             1-3

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                     17

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

                  3.       Exhibits.

                  3.1      Restated Certificate of Incorporation (filed as
                           Exhibit 3.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.2 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.3 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

                  3.4 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 2.4 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                  3.5 Certificate of Amendment to Restated Certificate of Incorporation (filed as Exhibit 3.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  3.6 Amended and Restated By-Laws, as amended through February 5, 1992 (the "By-Laws") (filed as Exhibit
                           3.2 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  3.7 Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  3.8 Amendment No. 2 to By-Laws (filed as Exhibit 3.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated by reference herein)

                  3.9 Amendment No. 3 to By-Laws (filed as Exhibit 3.9 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  4.1 Form of certificate representing shares of NCI's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                  4.2 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among NCI, Bank of America, N.A, as administrative agent ("BOA"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, UBS AG, as documentation agent ("UBS"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's Annual

                           Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.3 First Amendment to Credit Agreement, dated May 1, 1998, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.4 Second Amendment to Credit Agreement, dated May 5, 1998, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.5 Waiver, Consent and Third Amendment to Credit Agreement, dated May 5, 1999, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.5 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  4.6 Fourth Amendment to Credit Agreement, dated October 30, 2000, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  4.7 Master Assignment and Acceptance, dated as of May 6, 1998, among BOA, UBS and the several lenders named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.8 Facility A Notes (Revolving Credit), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.7 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.9 Facility B Notes (Term Loan), dated May 6, 1998, of NCI in favor of lenders named therein (filed as Exhibit 4.8 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.10 Guaranty, dated May 1, 1998, between BOA and A&S Building Systems, L.P. (filed as Exhibit 4.10 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.11 Guaranty, dated May 1, 1998, between BOA and NCI Building Systems, L.P. (filed as Exhibit 4.11 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.12 Guaranty, dated May 1, 1998, between BOA and NCI Holding Corp. (filed as Exhibit 4.12 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.13 Guaranty, dated May 1, 1998, between BOA and NCI Operating Corp. (filed as Exhibit 4.13 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.14 Guaranty, dated May 1, 1998, between BOA and Metal Building Components, L.P. (formerly MBCI Operating, L.P.) (filed as Exhibit 4.16 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.15 Guaranty, dated May 1, 1998, between BOA and Metal Coaters Operating, L.P. (filed as Exhibit 4.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.16 Guaranty, dated May 13, 1998, between BOA and Metal Coaters of California, Inc. (filed as Exhibit 4.18 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.17 Pledge Agreement, dated May 1, 1998, between NCI and BOA (filed as Exhibit 4.19 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.18 Pledge Agreement, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as Exhibit 4.20 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.19 Assignment of Partnership Interests, dated May 1, 1998, between NCI Operating Corp. and BOA (filed as
                           Exhibit 4.22 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.20 Assignment of Partnership Interests, dated May 1, 1998, between NCI Holding Corp. and BOA (filed as
                           Exhibit 4.23 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.21 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.22 Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.23 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

                  4.24 First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

                  10.1 Employment Agreement, dated April 10, 1989, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  10.2 Amendment to Employment Agreement, dated February 21, 1992, between NCI and Johnie Schulte, Jr. (filed as
                           Exhibit 10.1.1 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                 *10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May 24, 2001 and December 6, 2001

                  10.4 Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  10.5     Form of Nonqualified Stock Option Agreement (filed as
                           Exhibit 10.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  10.6     Form of Incentive Stock Option Agreement (filed as
                           Exhibit 10.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

                  10.8     Form of Metallic Builder Agreement (filed as Exhibit
                           10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  10.9 Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

                  10.10 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.11 Letter Agreement, dated May 4, 1998, by and among NCI, BTR Australia Limited and BTR plc, amending the Stock Purchase Agreement (filed as Exhibit 2.2 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.12 Note Purchase Agreement, dated April 30, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.13 Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.14 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.15 Agreement Regarding Retirement, dated July 31, 2000, between NCI and C.A. Rundell, Jr. (filed as Exhibit
                           10.15 to NCI's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  *13 2001 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

                  *21      List of Subsidiaries

                  *23.1    Consent of Independent Auditors

                  *23.2    Report of Independent Auditors

----------

* Filed herewith

         (b) Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of January, 2002.

                                        NCI BUILDING SYSTEMS, INC.

                                        By:   /s/ Johnie Schulte
                                           -------------------------------------
                                           Johnie Schulte, President and Chief
                                           Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of January, 2002.

         Name                                                                       Title
         ----                                                                       -----
/s/ Johnie Schulte                                            President and Chief Executive Officer and Director
--------------------------------------------------            (principal executive officer)
Johnie Schulte


/s/ Robert J. Medlock                                         Executive Vice President and Chief Financial Officer
--------------------------------------------------            (principal accounting and financial officer)
Robert J. Medlock


/s/ William D. Breedlove                                      Director
--------------------------------------------------
William D. Breedlove


/s/ Sheldon R. Erikson                                        Director
--------------------------------------------------
Sheldon R. Erikson


/s/ Gary L. Forbes                                            Director
--------------------------------------------------
Gary L. Forbes


/s/ A.R. Ginn                                                 Director
--------------------------------------------------
A.R. Ginn


/s/ W.B. Pieper                                               Director
--------------------------------------------------
W.B. Pieper

                           NCI BUILDING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                             BALANCE AT       ADDITIONS CHARGED                           BALANCE
                                              BEGINNING         TO COSTS AND                              AT END
              DESCRIPTION                     OF PERIOD            EXPENSES         DEDUCTIONS (1)       OF PERIOD
              -----------                    ----------       -----------------     --------------       ---------
Year ended October 31, 2001:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges...........         $ 3,656             $ 2,396              $ 2,190           $ 3,862

Year ended October 31, 2000:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges...........         $ 3,309             $ 2,645              $ 2,298           $ 3,656

Year ended October 31, 1999:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges...........         $ 2,321             $ 2,402              $ 1,414           $ 3,309

----------

(1) Uncollectible accounts, net of recoveries.

                                INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------

3.1            Restated Certificate of Incorporation (filed as Exhibit 3.1 to
               NCI's registration statement no. 33-45612 and incorporated by reference herein)

3.2            Certificate of Amendment to Restated Certificate of Incorporation
               (filed as Exhibit 3.1.1 to NCI's registration statement no.
               33-45612 and incorporated by reference herein)

3.3            Certificate of Amendment to Restated Certificate of Incorporation
               (filed as Exhibit 3.3 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1994 and incorporated by reference herein)

3.4            Certificate of Amendment to Restated Certificate of Incorporation
               (filed as Exhibit 2.4 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

3.5            Certificate of Amendment to Restated Certificate of Incorporation
               (filed as Exhibit 3.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

3.6            Amended and Restated By-Laws, as amended through February 5, 1992
               (the "By-Laws") (filed as Exhibit 3.2 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

3.7 Amendment No. 1 to By-Laws (filed as Exhibit 3.7 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

3.8            Amendment No. 2 to By-Laws (filed as Exhibit 3.8 to NCI's Annual
               Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated by reference herein)

3.9            Amendment No. 3 to By-Laws (filed as Exhibit 3.9 to NCI's Annual
               Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

4.1            Form of certificate representing shares of NCI's common stock
               (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2 Credit Agreement, dated March 25, 1998 (the "Credit Agreement"), by and among NCI, Bank of America, N.A, as administrative agent
               ("BOA"), NationsBanc Montgomery Securities LLC, as arranger and syndication agent, UBS AG, as documentation agent ("UBS"), and the several lenders named therein (filed as Exhibit 4.3 to NCI's
               Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

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

4.6 Fourth Amendment to Credit Agreement, dated October 30, 2000, among NCI, BOA, UBS and the parties named therein (filed as Exhibit 4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

4.7            Master Assignment and Acceptance, dated as of May 6, 1998, among
               BOA, UBS and the several lenders named therein (filed as Exhibit
               4.6 to NCI's Annual Report on Form 10-K for the fiscal year ended
               October 31, 1998 and incorporated by reference herein)

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

4.23           Rights Agreement, dated June 24, 1998, between NCI and Harris
               Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

4.24 First Amendment to Rights Agreement, dated June 24, 1999, by and between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

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

*10.3 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May 24,
               2001 and December 6, 2001

10.4           Stock Option Plan, as amended and restated on December 14, 2000
               (filed as Exhibit 10.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.5           Form of Nonqualified Stock Option Agreement (filed as Exhibit
               10.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.6 Form of Incentive Stock Option Agreement (filed as Exhibit 10.6 to NCI's Annual Report on Form 10-K for the fiscal year ended
               October 31, 2000 and incorporated by reference herein)

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

10.15 Agreement Regarding Retirement, dated July 31, 2000, between NCI and C.A. Rundell, Jr. (filed as Exhibit 10.15 to NCI's Annual
               Report on Form 10-K/A for the fiscal year ended October 31, 2000 and incorporated by reference herein)

*13 2001 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

*21            List of Subsidiaries

*23.1          Consent of Independent Auditors

*23.2          Report of Independent Auditors

----------

* Filed herewith