Form 10-Q
period 2002-02-02
NCI BUILDING SYSTEMS INC
filed 2002-03-19
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  February 2, 2002
                        ----------------

COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                   76-0127701
-------------------------------------------      -------------------------------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      10943 N. Sam Houston Parkway W.
                Houston, TX                                    77064
-------------------------------------------      -------------------------------
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

   Common Stock, $.01 Par Value--18,351,502 shares as of February 02, 2002

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

================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                PAGE
Item 1.   Financial Statements

          Consolidated balance sheets                                              1
          February 2, 2002 and October 31, 2001

          Consolidated statements of income                                        2
          Fiscal quarters ended February 2, 2002 and January 31, 2001

          Condensed consolidated statements of cash flows                          3
          Fiscal quarters ended February 2, 2002 and January 31, 2001

          Notes to condensed consolidated financial statements                   4-6
          February 2, 2002

Item 2.   Management's Discussion and Analysis of Financial                     7-10
          Condition and Results of Operations


                   PART II - OTHER INFORMATION

                                                                                PAGE

Item 1.   Legal Proceedings                                                       11

Item 6.   Exhibits and Reports on Form 8-K                                        11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             February 2,    October 31,
                                                                2002            2001
                                                             -----------    -----------
                                                             (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents ......................   $     4,376    $    21,125
          Accounts receivable, net .......................        91,264        107,981
          Inventories ....................................        73,532         72,464
          Deferred income taxes ..........................         5,884          5,884
          Prepaid expenses ...............................         7,038          5,553
                                                             -----------    -----------

          Total current assets ...........................       182,094        213,007

Property, plant and equipment, net .......................       220,543        224,593

Excess of costs over fair value of acquired net assets ...       387,268        387,268
Other assets .............................................        13,470         13,944
                                                             -----------    -----------

Total assets .............................................   $   803,375    $   838,812
                                                             ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ..............   $    47,500    $    46,250
          Accounts payable ...............................        60,950         72,426
          Accrued compensation and benefits ..............        13,055         11,897
          Other accrued expenses .........................        25,627         32,973
                                                             -----------    -----------

          Total current liabilities ......................       147,132        163,546
                                                             -----------    -----------

Long-term debt, noncurrent portion .......................       297,900        321,250
Deferred income taxes ....................................        23,658         23,673

Shareholders' equity:
          Common stock ...................................           186            186
          Additional paid-in capital .....................        95,496         95,649
          Retained earnings ..............................       242,551        239,461
          Treasury stock .................................        (3,548)        (4,953)
                                                             -----------    -----------

          Total shareholders' equity .....................       334,685        330,343
                                                             -----------    -----------

Total liabilities and shareholders' equity ...............   $   803,375    $   838,812
                                                             ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             Fiscal Quarter Ended
                                                     February 2, 2002    January 31, 2001
                                                     ----------------    ----------------
Sales ............................................   $        228,565    $        216,562

Cost of sales ....................................            183,020             166,432
                                                     ----------------    ----------------

      Gross profit ...............................             45,545              50,130

Operating expenses ...............................             34,306              36,217
                                                     ----------------    ----------------

       Income from operations ....................             11,239              13,913

Interest expense .................................             (6,150)             (9,774)

Other income (expense), net ......................               (189)                611
                                                     ----------------    ----------------

       Income before income taxes ................              4,900               4,750

Provision for income taxes .......................              1,810               1,908
                                                     ----------------    ----------------

Net income .......................................   $          3,090    $          2,842
                                                     ================    ================


Income per common and common equivalent share:

       Basic .....................................   $            .17    $            .16
                                                     ================    ================

       Diluted ...................................   $            .17    $            .16
                                                     ================    ================


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Fiscal Quarter Ended
                                                                              February 2, 2002    January 31, 2001
                                                                              ----------------    ----------------
Cash flows from operating activities:

       Net income .........................................................   $          3,090    $          2,842

       Adjustments to reconcile net income to net cash provided by (used in) operating activities:

             Depreciation and amortization ................................              6,311               8,970

             Gain on sale of fixed assets .................................                 --                  (4)

             Provision for doubtful accounts ..............................                874                 545

             Deferred income tax benefit ..................................                (15)                (15)

             Changes in working capital:

                 Current assets ...........................................             13,291              10,432

                 Current liabilities ......................................            (16,688)            (40,961)
                                                                              ----------------    ----------------

       Net cash provided by (used in) operating activities ................   $          6,863    $        (18,191)
                                                                              ----------------    ----------------

Cash flows from investing activities:

             Purchase of property, plant and equipment ....................             (1,795)             (3,746)

             Acquisition of Midland Metals, Inc. ..........................                 --              (5,521)

             Other ........................................................                  7                  17
                                                                              ----------------    ----------------

       Net cash used in investing activities ..............................             (1,788)             (9,250)
                                                                              ----------------    ----------------


Cash flows from financing activities:

             Proceeds from stock options exercised ........................                276               1,341

             Net borrowings (payments) on revolving lines of credit .......            (10,850)             41,318

             Payments on long-term debt ...................................            (11,250)            (10,000)

             Purchase of treasury stock ...................................                 --                (320)
                                                                              ----------------    ----------------

       Net cash provided by (used in) financing activities ................            (21,824)             32,339
                                                                              ----------------    ----------------

Net increase (decrease) in cash and cash equivalents ......................   $        (16,749)   $          4,898
                                                                              ================    ================

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                FEBRUARY 2, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal quarter ended February 2, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended November 2, 2002.

Effective February 2, 2002, the Company adopted a revised accounting calendar which incorporates a four-four-five week calendar each quarter. For fiscal year 2002 the quarters will end on February 2, May 4, August 3, and November 2. The Company believes that the impact for comparative purposes is not material.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

The components of inventory are as follows:


                                             February 2,   October 31,
                                                2002          2001
                                             -----------   -----------
                                                   (in thousands)
Raw materials ............................   $    55,068   $    55,310
Work in process and finished goods .......        18,464        17,154
                                             -----------   -----------
                                             $    73,532   $    72,464
                                             ===========   ===========


NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates segment performance based upon operating income. Intersegment sales are recorded based on weighted average costs, and consist primarily of products and services provided to the engineered building system segment by the metal building component segment, including painting and coating of hot roll and light gauge material. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company's sales are made within the United States. Information with respect to segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                                    Fiscal Quarter Ended
                                                           February 2, 2002     January 31, 2001
                                                           ----------------     ----------------
                                                           (in thousands, except per share data)
Net income.............................................    $          3,090     $          2,842
         Add:  Interest, net of tax on convertible
                 debenture assumed converted...........                  --                   17
                                                           ----------------     ----------------
         Adjusted net income ..........................    $          3,090     $          2,859
                                                           ================     ================

Weighted average common shares outstanding.............              18,302               17,739
         Add:  Common stock equivalents
                Stock options .........................                  50                  275
                Convertible debentures ................                  --                  100
                                                           ----------------     ----------------
Weighted average common shares
                outstanding, assuming dilution.........              18,352               18,114
                                                           ================     ================

Income per common and common equivalent share:
         Basic ........................................    $            .17     $            .16
                                                           ================     ================
         Diluted ......................................    $            .17     $            .16
                                                           ================     ================

NOTE 5 - ACQUISITIONS

In December 2000, the Company bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components, for $5.5 million in cash.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted FAS 142 effective November 1, 2001 during the first quarter of fiscal 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $11.2 million ($0.60 per diluted share) in 2002. The Company is testing goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company is currently performing the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 1, 2001. Based on steps the Company has taken to prepare for the adoption of FAS 142, it is likely that a portion of the goodwill related to the Metal Building Components segment will be impaired using the impairment test required by FAS 142. The Company has historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting FAS 142 will be reflected as the cumulative effect of a change in accounting principle effective November 1, 2001, and the first quarter results will be restated upon adoption, as required by FAS 142. The Company has not yet determined the amount of the potential impairment loss. The Company plans to complete the measurement of the impairment loss in the second quarter of fiscal 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment or a business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted FAS 144 as of November 1, 2001 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

NOTE 7 - RESTRUCTURING

In October 2001, management announced a plan to realign its manufacturing capabilities to increase efficiencies, raise productivity, and lower operating expenses. The pretax restructuring charge taken in the fourth quarter of fiscal 2001 of $2.8 million related to the planned closing of five manufacturing facilities as part of this plan. This included a $2.1 million non-cash charge for an identified impairment to property, plant and equipment for the expected loss on the sale of two of the five facilities. The actions were substantially completed by the end of the first quarter of fiscal 2002 with the exception of the sales of the associated real estate, which is ongoing.

NOTE 8 - CONTINGENCIES

Two of the Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During fiscal 2001, the Company purchased approximately 65% of its steel requirements from these two suppliers. Should both companies cease operations, essential supply of primary raw materials could be temporarily interrupted. However, the Company does not believe at this time that the outcome of these matters will have a material adverse effect on the Company's financial position or operating results.

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The lead plaintiff filed a consolidated amended complaint on February 1, 2002. The Company denies the allegations in the complaint and intends to defend against them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

The Company is involved in various other legal proceedings that are considered to be in the normal course of business. The Company believes that these proceedings will not have a material adverse effect on the business, consolidated financial condition or results of operations.

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

Products of both business segments are similar in basic raw materials used. Engineered building systems include the manufacturing of structural framing and value added engineering and drafting, which are typically not part of component products or services. The Company believes it has one of the broadest product offerings of metal building products in the industry.

Intersegment sales are based on weighted average costs, and consist primarily of products and services provided to the engineered buildings segment by the component segment, including painting and coating of hot rolled and light gauge material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

                                                            FISCAL QUARTERS ENDED
                                                    FEBRUARY 2, 2002        JANUARY 31, 2001
                                                    ----------------        ----------------
                                                                       %                        %
        SALES TO OUTSIDE CUSTOMERS:
             Engineered building systems......      $         75,208   33   $         74,973    35
             Metal building components........               153,357   67            141,589    65
             Intersegment sales...............                 7,170    3             11,670     5
             Corporate/eliminations...........                (7,170)  (3)           (11,670)   (5)
                                                    ----------------        ----------------
                  Total net sales.............      $        228,565  100   $        216,562   100
                                                    ================        ================

        OPERATING INCOME:
             Engineered building systems......      $          6,452    9   $          9,372    13
             Metal building components........                11,145    7             11,350     8
             Corporate/eliminations...........                (6,358)  --             (6,809)   --
                                                    ----------------        ----------------
                  Total operating income......      $         11,239    5   $         13,913     6
                                                    ================        ================

        TOTAL ASSETS:
             Engineered building systems......      $         84,447   10   $         86,609    10
             Metal building components........               325,940   41            374,600    43
             Corporate/eliminations...........               392,988   49            402,855    47
                                                    ----------------        ----------------
                  Total assets................      $        803,375  100   $        864,064   100
                                                    ================        ================

NCI BUILDING SYSTEMS, INC.


FISCAL QUARTER ENDED FEBRUARY 2, 2002 COMPARED TO FISCAL QUARTER ENDED JANUARY 31, 2001

Consolidated sales for the quarter ended February 2, 2002 increased by $12.0 million, or 6%, compared to the first quarter of fiscal year 2001. Milder weather in the first quarter of fiscal 2002 allowed a higher level of construction activity in the midwest and northern states, particularly the rural markets which are normally very seasonal. Recruitment of new customers and an increase in export sales allowed the company to perform at a higher level than the general industry, which the Company estimates was down approximately 15% from a year ago.

Engineered Building Systems sales were flat compared to the previous year's first quarter. Incoming orders for engineered building systems were down 9% compared to the prior year's first quarter based on the receipt of smaller size orders than in the prior year. Backlog at the end of the quarter was down 7% from year-end fiscal 2001. Engineered building systems accounted for 33% of total consolidated sales in the first quarter of fiscal 2002 compared to 35% in the first quarter of fiscal 2001.

Operating income of engineered building systems declined in the first quarter of fiscal 2002 by 31%, to $6.5 million, compared to $9.4 million in the prior year's first quarter. This decline resulted from lower pricing due to competition, less efficient utilization of equipment and relocation of personnel expensed during the period, and higher cost of engineering and drafting due to an increase in the complexity of orders. Selling costs increased in connection with the establishment of the Company's national accounts program.

Metal Building Components sales increased by 8%, to $153.4 million, in the first quarter compared to $141.6 million in the prior year's first quarter. The majority of this increase was in the rural market, which was aided by milder weather in the first quarter of fiscal year 2002. This segment accounted for 67% of consolidated sales in the first quarter of fiscal 2002 compared to 65% in the prior year's first quarter.

Operating income of the metal building components segment was flat with the prior year's first quarter. Higher sales were offset by a decline in gross margins resulting from increased price competition, less efficient plant operations, cost of plant closings related to the movement of inventory and equipment and the relocation of personnel, and product mix.

Consolidated operating expenses, consisting of engineering and drafting, selling and administrative costs, decreased by 5%, to $34.3 million, in the first quarter of fiscal 2002 compared to $36.2 million in fiscal 2001. Approximately $3.0 million of the decrease occurred because of the non-amortization of goodwill associated with the adoption of FAS 142 for both segments, approximately $2.8 million of which related to the metal building components segment, which was offset by cost increases in the areas of employee benefits, particularly health care, general insurance and professional fees. As a percent of sales, operating expenses were 15% in fiscal 2002 compared to 17% in fiscal 2001.

The restructuring actions and closure of five plants announced in October 2001 have been substantially completed, with the exception of the sale of the associated real estate, which is ongoing.

Interest expense in the first quarter of fiscal 2002 decreased by 37%, to $6.2 million compared to $9.8 million in the first quarter of fiscal 2001. This decline resulted from a lower borrowing rate in fiscal 2002 compared to fiscal 2001 based on lower LIBOR and prime rates and the decrease in outstanding debt for the period.

LIQUIDITY AND CAPITAL RESOURCES

As of February 2, 2002, the Company had working capital of $35.0 million compared to $49.5 million at the end of fiscal year 2001. The majority of this decrease came from a reduction in trade accounts receivable, reflecting the lower seasonal volume and a reduction in cash used for debt repayment in the quarter. During the first quarter of fiscal, 2002, the Company generated cash flow from operations of $6.9 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $1.8 million and repay $22.1 million in debt under the Company's senior revolving credit agreements.

The Company has a senior credit facility from a syndicate of banks, which consists of (i) a five-year revolving credit facility of up to $200 million (outstanding balance of $111.9 million at February 2, 2002), (ii) a five-year term loan facility in the original principal amount of $200 million (outstanding balance of $72.5 million at February 2, 2002), and (iii) a $40.0 million term note (outstanding balance of $36.0 million at February 2, 2002). Borrowings under the term loan are payable in successive quarterly installments, currently $11.3 million and gradually increasing to $12.5 million at maturity on July 1, 2003. The $36 million term note is due in a lump sum payment on July 1, 2003. Repayments on the term loan facilities may not be reborrowed by the Company.

Loans bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that ranges from 0.0% to 0.5% and (2) LIBOR loans at LIBOR plus a margin that ranges from 0.75% to 2.0%. Base rate is defined as the higher of Bank of America N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current ratios, the Company is paying a margin of 1.75% on LIBOR loans and 0.25% on base rate loans.

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

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion when needed, and the amount of increase working capital necessary to support expected growth. Based on current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. As of February 2, 2002, the company had approximately $88.0 million in unused borrowing available under its current credit facilities, subject to compliance with the terms of these facilities.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At February 2, 2002, the Company had $220.4 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.2 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. The Company adopted FAS 142 effective November 1, 2001 during the first quarter of fiscal 2002. Application of the nonamortization provisions of FAS 142 is expected to result in an increase in net income of $11.2 million ($0.60 per diluted share) in 2002. The Company is testing goodwill for impairment using the two-step process prescribed in FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company is currently performing the first of the required impairment tests of goodwill and indefinite lived intangible assets as of November 1, 2001. Based on steps the Company has taken to prepare for the adoption of FAS 142, it is likely that a portion of the goodwill related to the Metal Building Components segment will be impaired using the impairment test required by FAS 142. The Company has historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which does not result in an indicated impairment. An impairment that is required to be recognized when adopting FAS 142 will be reflected as the cumulative effect of a change in accounting principle effective November 1, 2001, and the first quarter results will be restated upon adoption, as required by FAS 142. The Company has not yet determined the amount of the potential impairment loss. The Company plans to complete the measurement of the impairment loss in the second fiscal quarter of 2002.


OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Securities and Exchange Commission for a complete list of all critical accounting policies, legal proceedings and risk factors.

--------------------------------------------------------------------------------

                           NCI BUILDING SYSTEMS, INC.


                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The lead plaintiff filed a consolidated amended complaint on February 1, 2002. The Company denies the allegations in the complaint and intends to defend against them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

                                              NCI BUILDING SYSTEMS, INC.
                                              --------------------------
                                              (Registrant)


Date: March 19, 2002                          By: /s/ Robert J. Medlock
                                                 -------------------------------
                                                 Robert J. Medlock
                                                 Executive Vice President and
                                                 Chief Financial Officer