Form 10-Q
period 2002-05-04
NCI BUILDING SYSTEMS INC
filed 2002-06-18
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  May 4, 2002
                        -----------

COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                   76-0127701
-------------------------------------------       ------------------------------
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      10943 N. Sam Houston Parkway W.
                Houston, TX                                   77064
-------------------------------------------       ------------------------------
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

   Common Stock, $.01 Par Value--18,585,596 shares as of May 4, 2002
   -----------------------------------------------------------------

================================================================================

                          FORWARD - LOOKING STATEMENTS

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

================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                   PAGE
                                                                                                   ----
Item 1.   Financial Statements

          Consolidated balance sheets
          May 4, 2002 and October 31, 2001                                                            1

          Consolidated statements of income
          Fiscal three months ended May 4, 2002 and April 30, 2001                                    2

          Consolidated statements of income
          Fiscal six months ended May 4, 2002 and April 30, 2001                                      3

          Condensed consolidated statements of cash flows
          Fiscal six months ended May 4, 2002 and April 30, 2001                                      4

          Notes to condensed consolidated financial statements
          May 4, 2002                                                                              5-10

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                     11-16


                           PART II - OTHER INFORMATION

                                                                                                 PAGE
                                                                                                 ----
Item 1.   Legal Proceedings                                                                        17

Item 4.   Submission of Matters to a Vote of Security Holders                                      17

Item 6.   Exhibits and Reports on Form 8-K                                                         17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    May 4,          October 31,
                                                                     2002              2001
                                                                 ------------      ------------
                                                                  (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents ........................     $      8,239      $     21,125
          Accounts receivable, net .........................           91,506           107,981
          Inventories ......................................           62,236            72,464
          Deferred income taxes ............................            5,884             5,884
          Prepaid expenses .................................            7,013             5,553
                                                                 ------------      ------------

          Total current assets .............................          174,878           213,007

Property, plant and equipment, net .........................          216,496           224,593

Excess of costs over fair value of acquired net assets .....          319,909           387,268
Other assets ...............................................           14,400            13,944
                                                                 ------------      ------------

Total assets ...............................................     $    725,683      $    838,812
                                                                 ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ................     $     48,750      $     46,250
          Accounts payable .................................           60,970            72,426
          Accrued compensation and benefits ................           13,652            11,897
          Other accrued expenses ...........................           22,410            32,973
                                                                 ------------      ------------

          Total current liabilities ........................          145,782           163,546
                                                                 ------------      ------------

Long-term debt, noncurrent portion .........................          280,100           321,250
Deferred income taxes ......................................           21,371            23,673

Shareholders' equity:
          Common stock .....................................              186               186
          Additional paid-in capital .......................           96,219            95,649
          Retained earnings ................................          182,281           239,461
          Treasury stock ...................................             (256)           (4,953)
                                                                 ------------      ------------

          Total shareholders' equity .......................          278,430           330,343
                                                                 ------------      ------------

Total liabilities and shareholders' equity .................     $    725,683      $    838,812
                                                                 ============      ============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Fiscal Three Months Ended
                                                       May 4, 2002      April 30, 2001
                                                       -----------      --------------
Sales ............................................     $   213,224      $      208,184

Cost of sales ....................................         167,705             162,056
                                                       -----------      --------------

      Gross profit ...............................          45,519              46,128

Selling, general and administrative expenses .....          32,543              31,578

Goodwill amortization ............................              --               3,034
                                                       -----------      --------------

       Income from operations ....................          12,976              11,516

Interest expense .................................          (5,559)             (8,897)

Other income (expense), net ......................             625                (165)
                                                       -----------      --------------

       Income before income taxes ................           8,042               2,454

Provision for income taxes .......................           3,225               1,209
                                                       -----------      --------------

Net income .......................................     $     4,817      $        1,245
                                                       ===========      ==============


Income per common and common equivalent share:

       Basic .....................................     $       .26      $          .07
                                                       ===========      ==============

       Diluted ...................................     $       .26      $          .07
                                                       ===========      ==============


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                        Fiscal Six Months Ended
                                                                                    May 4, 2002      April 30, 2001
                                                                                    -----------      --------------
Sales .........................................................................     $   441,789      $      424,746

Cost of sales .................................................................         350,725             328,488
                                                                                    -----------      --------------

       Gross profit ...........................................................          91,064              96,258

Selling, general and administrative expenses ..................................          66,849              64,781

Goodwill amortization .........................................................              --               6,048
                                                                                    -----------      --------------

       Income from operations .................................................          24,215              25,429

Interest expense ..............................................................         (11,709)            (18,671)

Other income, net .............................................................             436                 446
                                                                                    -----------      --------------

       Income before income taxes and cumulative effect of change in
       accounting principle ...................................................          12,942               7,204

Provision for income taxes ....................................................           5,035               3,117
                                                                                    -----------      --------------

Income before cumulative effect of change in accounting principle .............           7,907               4,087

Cumulative effect of change in accounting principle, net of tax ...............         (65,087)                 --
                                                                                    -----------      --------------

Net income (loss) .............................................................     $   (57,180)     $        4,087
                                                                                    ===========      ==============


Income (loss) per common and common equivalent share:

Basic:

       Income before cumulative effect of change in accounting principle ......     $       .43      $          .23

       Cumulative effect of change in accounting principle, net of tax ........           (3.54)                 --
                                                                                    -----------      --------------

       Net income (loss) ......................................................     $     (3.11)     $          .23
                                                                                    ===========      ==============

Diluted:

       Income before cumulative effect of change in accounting principle ......     $       .43      $          .23

       Cumulative effect of change in accounting principle, net of tax ........           (3.51)                 --
                                                                                    -----------      --------------

       Net income (loss) ......................................................     $     (3.08)     $          .23
                                                                                    ===========      ==============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                            Fiscal Six Months Ended
                                                                                        May 4, 2002      April 30, 2001
                                                                                        -----------      --------------
Cash flows from operating activities:

       Net income (loss) ..........................................................     $   (57,180)     $        4,087

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Cumulative effect of change in accounting principle,
             net of tax ...........................................................          65,087                  --

             Depreciation and amortization ........................................          12,624              18,255

             (Gain) loss on sale of fixed assets ..................................            (401)                 60

             Provision for doubtful accounts ......................................           1,494               1,101

             Deferred income tax benefit ..........................................             (30)               (114)

             Changes in working capital:

                 Current assets ...................................................          23,749              23,632

                 Current liabilities ..............................................         (17,816)            (45,978)
                                                                                        -----------      --------------

       Net cash provided by operating activities ..................................     $    27,527      $        1,043
                                                                                        -----------      --------------

Cash flows from investing activities:

             Proceeds from sale of fixed assets ...................................           1,085                  --

             Purchase of property, plant and equipment ............................          (4,118)             (7,717)

             Acquisition of Midland Metals, Inc. ..................................              --              (5,521)

             Other ................................................................          (1,549)                128
                                                                                        -----------      --------------

       Net cash used in investing activities ......................................          (4,582)            (13,110)
                                                                                        -----------      --------------


Cash flows from financing activities:

             Proceeds from stock options exercised ................................           2,819               2,861

             Net borrowings (payments) on revolving lines of credit ...............         (16,150)             31,846

             Payments on long-term debt ...........................................         (22,500)            (21,178)

             Purchase of treasury stock ...........................................              --                (481)
                                                                                        -----------      --------------

       Net cash provided by (used in) financing activities ........................         (35,831)             13,048
                                                                                        -----------      --------------

Net increase (decrease) in cash and cash equivalents ..............................     $   (12,886)     $          981
                                                                                        ===========      ==============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MAY 4, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal six month period ended May 4, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2002.

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


NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                                     May 4,      October 31,
                                                      2002           2001
                                                    ---------    -----------
                                                        (in thousands)
Raw materials ...................................   $  44,855    $    55,310
Work in process and finished goods ..............      17,381         17,154
                                                    ---------    -----------
                                                    $  62,236    $    72,464
                                                    =========    ===========


NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments: engineered building systems and metal building components, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates segment performance based upon operating income. Intersegment sales are recorded based on weighted average costs, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot roll and light gauge material. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company's sales are made within the United States. Information with respect to segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

NOTE 4 - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company has historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to the reporting units' carrying value. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter which indicated that goodwill recorded in the metal building components segment was impaired as of November 1, 2001. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $67.4 million ($65.1 million after tax), or $3.62 per diluted share ($3.51 per diluted share after tax), was recognized as the cumulative effect of a change in accounting principle.

The following table reflects the Company's comparative income before the cumulative effect of the change in accounting principle and goodwill amortization under SFAS No. 142 (in thousands):

                                                  Fiscal Three Months             Fiscal Six Months
                                                         Ended                          Ended
                                              ----------------------------   ----------------------------
                                              May 4, 2002   April 30, 2001   May 4, 2002   April 30, 2001
                                              -----------   --------------   -----------   --------------
Reported income before cumulative
effect of change in accounting
principle                                     $     4,817   $        1,245   $     7,907   $        4,087
Add back:  Goodwill amortization, net
of tax                                                 --            2,794            --            5,574
                                              -----------   --------------   -----------   --------------
Adjusted income before cumulative                   4,817            4,039         7,907            9,661
effect of change in accounting
principle
Cumulative effect of change in
accounting principle, net of tax                       --               --       (65,087)              --
                                              -----------   --------------   -----------   --------------
Adjusted net income (loss)                    $     4,817   $        4,039   $   (57,180)  $        9,661
                                              ===========   ==============   ===========   ==============

Basic income (loss) per common and
common equivalent share:

Reported income before cumulative
effect of change in accounting
principle                                     $       .26   $          .07   $       .43   $          .23
Add back:  Goodwill amortization, net
of tax                                                 --              .15            --              .31
                                              -----------   --------------   -----------   --------------
Adjusted income before cumulative                     .26              .22           .43              .54
effect of change in accounting
principle
Cumulative effect of change in
accounting principle                                   --               --         (3.54)              --
                                              -----------   --------------   -----------   --------------
Adjusted net income (loss)                    $       .26   $          .22   $     (3.11)  $          .54
                                              ===========   ==============   ===========   ==============

Diluted income (loss) per common and
common equivalent share:

Reported income before cumulative
effect of change in accounting
principle                                     $       .26   $          .07   $       .43   $          .23
Add back:  Goodwill amortization, net
of tax                                                 --              .15            --              .30
                                              -----------   --------------   -----------   --------------
Adjusted income before cumulative                     .26              .22           .43              .53
effect of change in accounting
principle
Cumulative effect of change in
accounting principle                                   --               --         (3.51)              --
                                              -----------   --------------   -----------   --------------
Adjusted net income (loss)                    $       .26   $          .22   $     (3.08)  $          .53
                                              ===========   ==============   ===========   ==============


The following table displays the changes in the carrying amount of goodwill by operating segment for the fiscal six months ended May 4, 2002 (in thousands):

                                                                                Transitional
                              Balance                         Adjusted Balance   Impairment     Balance
                         November 1, 2001     Allocation*     November 1, 2001     Charge     May 4, 2002
                         ----------------     -----------     ----------------   ----------   -----------
Engineered               $         14,681     $   114,890     $        129,571   $       --   $   129,571
Building Systems
Metal Building
Components                        372,587        (114,890)             257,697      (67,359)      190,338
                         ----------------     -----------     ----------------   ----------   -----------
Total                    $        387,268     $        --     $        387,268   $  (67,359)  $   319,909
                         ================     ===========     ================   ==========   ===========

* Allocation refers to the reallocation of goodwill from the metal buildings components segment to the engineered building systems segment. This adjustment represents the amortized discounted value of the synergy benefits recognized in the engineered building systems segment, directly resulting from the Metal Buildings Components, Inc. (MBCI) acquisition in May 1998. Originally, all goodwill resulting from this acquisition was viewed on a consolidated basis. SFAS No. 142 requires the review of prior acquisitions to determine reasonableness of the allocation of goodwill.

NOTE 5 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                     Fiscal Three Months Ended        Fiscal Six Months Ended
                                                   May 4, 2002    April 30, 2001    May 4, 2002    April 30, 2001
                                                  -------------   --------------   -------------   --------------
                                                                (in thousands, except per share data)
Income before cumulative effect of change in
accounting principle............................  $       4,817   $        1,245   $       7,907   $        4,087
Cumulative effect of change in accounting
principle...................................                 --               --         (65,087)              --
                                                  -------------   --------------   -------------   --------------
Net income (loss)..............................   $       4,817   $        1,245   $     (57,180)  $        4,087
   Add: Interest, net of tax on convertible
   debenture assumed converted..................             --               11              --               28
                                                  -------------   --------------   -------------   --------------
   Adjusted net income (loss) ..................  $       4,817   $        1,256   $     (57,180)  $        4,115
                                                  =============   ==============   =============   ==============

Weighted average common shares outstanding........       18,493           18,125          18,398           17,932
   Add: Common stock equivalents
   Stock options ...............................            282              153             189              214
   Convertible debenture........................             --               67              --               84
                                                  -------------   --------------   -------------   --------------
Weighted average common shares
   outstanding, assuming dilution...............         18,775           18,345          18,587           18,230
                                                  =============   ==============   =============   ==============

Income (loss) per common and common
equivalent share:

Basic:
   Income before cumulative effect of change
   in accounting principle......................  $         .26   $          .07   $         .43   $          .23
   Cumulative effect of change in accounting
   principle   .................................             --               --           (3.54)              --
                                                  -------------   --------------   -------------   --------------
   Net income (loss) ...........................  $         .26   $          .07   $       (3.11)  $          .23
                                                  =============   ==============   =============   ==============

Diluted:
   Income before cumulative effect of change
   in accounting principle......................  $         .26   $          .07   $         .43   $          .23
   Cumulative effect of change in accounting
   principle   .................................             --               --           (3.51)              --
                                                  -------------   --------------   -------------   --------------
   Net income (loss) ...........................  $         .26   $          .07   $       (3.08)  $          .23
                                                  =============   ==============   =============   ==============

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of November 1, 2001 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged. SFAS No. 145 does not have any impact on the Company's results of operations for the current periods reported. The Company is currently contemplating the refinancing of certain portions of the long-term debt and is evaluating the impact on income statement classification that this statement will have on future quarters.

NOTE 7 - CONTINGENCIES

Two of the Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During fiscal 2001, the Company purchased approximately 65% of its steel requirements from these two suppliers. If both companies cease operations, essential supply of primary raw materials could be temporarily interrupted. However, the Company does not believe at this time that the outcome of these matters will have a material adverse effect on the Company's business, consolidated financial condition or results of operation.

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The lead plaintiff filed a consolidated amended complaint on February 1, 2002. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the Court. The Company denies the allegations in the complaint and intends to defend against them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

NCI BUILDING SYSTEMS, INC.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company's various product lines have been aggregated into two business segments: engineered building systems and metal building components. These aggregations are based on the similar nature of the products, distribution of products, and management and reporting for those products within the Company.

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

Intersegment sales are based on weighted average costs, and consist primarily of products and services provided to the engineered buildings segment by the metal building components segment, including painting and coating of hot rolled and light gauge material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.


                                                         FISCAL THREE MONTHS ENDED
                                                 MAY 4, 2002               APRIL 30, 2001
                                             -------------------       ---------------------
                                               (in thousands, except for percentages)
                                                               %                           %
        SALES TO OUTSIDE CUSTOMERS:
             Engineered building systems...  $      67,558    32       $        68,560    33
             Metal building components.....        145,666    68               139,624    67
             Intersegment sales............          7,212     3                 8,196     4
             Corporate/eliminations........         (7,212)   (3)               (8,196)   (4)
                                             -------------  ----       ---------------  ----
                  Total sales..............  $     213,224   100       $       208,184   100
                                             =============  ====       ===============  ====

        OPERATING INCOME:
             Engineered building systems...  $       5,314     8       $         9,195    13
             Metal building components.....         13,515     9                 8,202     6
             Corporate expenses............         (5,853)   --                (5,881)   --
                                             -------------  ----       ---------------  ----
                  Total operating income...  $      12,976     6       $        11,516     6
                                             =============  ====       ===============  ====

                                                          FISCAL SIX MONTHS ENDED
                                                 MAY 4, 2002               APRIL 30, 2001
                                             -------------------       ---------------------
                                               (in thousands, except for percentages)
                                                               %                           %
        SALES TO OUTSIDE CUSTOMERS:
             Engineered building systems...  $     142,766    32       $       143,533    34
             Metal building components.....        299,023    68               281,213    66
             Intersegment sales............         14,382     3                19,866     5
             Corporate/eliminations........        (14,382)   (3)              (19,866)   (5)
                                             -------------  ----       ---------------  ----
                  Total sales..............  $     441,789   100       $       424,746   100
                                             =============  ====       ===============  ====
        OPERATING INCOME:
             Engineered building systems...  $      11,766     8       $        18,567    13
             Metal building components.....         24,660     8                19,272     7
             Corporate expenses............        (12,211)   --               (12,410)   --
                                             -------------  ----       ---------------  ----
                  Total operating income...  $      24,215     5       $        25,429     6
                                             =============  ====       ===============  ====
        TOTAL ASSETS:
             Engineered building systems...  $     190,019    26       $        84,274    10
             Metal building components.....        287,560    40               364,114    43
             Corporate  ...................        248,104    34               392,515    47
                                             -------------  ----       ---------------  ----
                  Total assets.............  $     725,683   100       $       840,903   100
                                             =============  ====       ===============  ====

NCI BUILDING SYSTEMS, INC.

                      FISCAL THREE MONTHS ENDED MAY 4, 2002
              COMPARED TO FISCAL THREE MONTHS ENDED APRIL 30, 2001

Consolidated sales for the three months ended May 4, 2002 increased by $5.0 million, or 2%, compared to the three months ended April 30, 2001. Milder weather during the three months ended May 4, 2002 allowed for higher levels of construction activity in the midwest and northern states, particularly the rural markets which are normally very seasonal. Recruitment of new customers continued from the first quarter and the Company outperformed the industry which is estimated to be down approximately 16% from a year ago.

Engineered Building Systems' sales were down by 1%, to $67.6 million, compared to $68.6 million, during the three months ended April 30, 2001, due to the continued softness of the construction industry. Incoming orders for engineered building systems were up 8% compared to the prior year's period. Engineered building systems accounted for 32% of total consolidated sales for the three months ended May 4, 2002 compared to 33% for the prior year's period.

Operating income of the engineered building systems segment declined during the three months ended May 4, 2002 by 42%, to $5.3 million, compared to $9.2 million in the prior year's period. This decline resulted from lower selling prices due to competition, less efficient utilization of plant facilities and higher cost of engineering and drafting due to an increase in the complexity of orders.

Metal Building Components' sales increased by 4%, to $145.7 million, for the three months ended May 4, 2002 compared to $139.6 million in the prior year's period. The majority of this increase was in the rural market, which was aided by milder weather during the three months ended May 4, 2002. This segment accounted for 68% of consolidated sales for the three months ended May 4, 2002 compared to 67% in the prior year's period.

Operating income of the metal building components segment increased by $5.3 million, to $13.5 million, for the three months ended May 4, 2002 compared to $8.2 million in the prior year's period. This increase was attributable to higher volumes and margin improvements resulting from plant consolidations that occurred in the first quarter, lower energy costs, as well as the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, for accounting for goodwill effective November 1, 2001. The goodwill amortization recorded for the metal building components segment for the three months ended April 30, 2001 was $2.6 million.

Selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, increased 3%, to $32.5 million, during the three months ended May 4, 2002 compared to $31.6 million in the prior year's period. This increase was mainly attributed to cost increases in the areas of employee benefits, particularly health care, general insurance and engineering and drafting costs. As a percent of sales, selling, general and administrative expenses for the three months were 15% in both fiscal 2002 and fiscal 2001 excluding goodwill amortization in the prior years' period.

The restructuring actions and closure of five plants announced in October 2001 have been substantially completed, with the exception of the sale of the associated real estate, which is ongoing.

Interest expense for the three months ended May 4, 2002 decreased by 38%, to $5.6 million compared to $8.9 million during the three months ended April 30, 2001. This decline resulted from lower interest rates in fiscal 2002 compared to fiscal 2001 and a decrease in outstanding debt for the period.

NCI BUILDING SYSTEMS, INC.

                       FISCAL SIX MONTHS ENDED MAY 4, 2002
               COMPARED TO FISCAL SIX MONTHS ENDED APRIL 30, 2001

Consolidated sales for the six months ended May 4, 2002 increased by $17.0 million, 4%, compared to the six months ended April 30, 2001. Milder weather in the first six months of 2002 allowed higher levels of construction activity in the midwest and northern states, particularly the rural markets which are normally very seasonal. Recruitment of new customers through the first two quarters has allowed the Company to perform at a higher level than the general industry and increase its market share.

Engineered Building Systems' sales were down less than 1% compared to the six months ended April 30, 2001 due to the continued softness of the construction industry. Incoming orders for engineered building systems were up 1% compared to the prior year's period. Engineered building systems accounted for 32% of total consolidated sales in the first six months of fiscal 2002 compared to 34% in the first six months of fiscal 2001.

Operating income of the engineered building systems segment declined in the first six months of fiscal 2002 by 37%, to $11.8 million, compared to $18.6 million in the prior year's first six months. This decline resulted from lower selling prices due to competition, less efficient utilization of plant facilities and higher cost of engineering and drafting due to an increase in the complexity of orders.

Metal Building Components' sales increased by 6%, to $299.0 million, in the first six months of fiscal 2002 compared to $281.2 million in the prior year's period. The majority of this increase was in the rural market, which was aided by milder weather in the first six months of fiscal year 2002. This segment accounted for 68% of consolidated sales in the first six months of fiscal 2002 compared to 66% in the prior year's period.

Operating income of the metal building components segment increased by $5.4 million, to $24.7 million, in the six months ended May 4, 2002 compared to $19.3 million in the prior year's period. This increase was attributable to not amortizing goodwill of $5.3 million in accordance with the provisions of SFAS No. 142 and improved margins in the second quarter resulting from the plant closings offset by manufacturing inefficiencies in the first quarter.

Selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, increased 3%, to $66.8 million, in the first six months of fiscal 2002 compared to $64.8 million in fiscal 2001. This increase was mainly attributed to cost increases in the areas of employee benefits, particularly health care, general insurance and engineering and drafting costs. As a percent of sales, selling, general and administrative expenses for the six months were 15% in both fiscal 2002 and fiscal 2001 excluding goodwill amortization in the prior years' period.

The restructuring actions and closure of five plants announced in October 2001 have been substantially completed, with the exception of the sale of the associated real estate, which is ongoing.

Interest expense in the first six months of fiscal 2002 decreased by 37%, to $11.7 million compared to $18.7 million in the first six months of fiscal 2001. This decline resulted from lower interest rates in fiscal 2002 compared to fiscal 2001 and a decrease in outstanding debt for the period.

Effective November 1, 2001, the Company adopted SFAS No. 142. In accordance with this standard, the Company ceased amortization of all goodwill as of the effective date. This resulted in a favorable impact to consolidated pre-tax income from operations of $6.0 million for the six months ended May 4, 2002, and to net income of $5.6 million ($.30 per diluted share) for the same period.

During the second quarter of fiscal 2002, the Company also completed the transitional review for goodwill impairment required under this new accounting standard. This review indicated that goodwill recorded in the metal building components segment was impaired as of November 1, 2001. Accordingly, the company measured and recognized a transitional impairment loss of $67.4 million ($65.1 million after tax) as a cumulative effect of a change in accounting principle. See Note 4 of the "Notes to Condensed Consolidated Financial Statements" of this quarterly report for additional discussion of the impact of this statement on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of May 4, 2002, the Company had working capital of $29.1 million compared to $49.5 million at the end of fiscal year 2001. The majority of this decrease came from a reduction in trade accounts receivable, reflecting the lower seasonal volume and a reduction in cash used for debt repayment in the quarter. During the first six months of fiscal 2002, the Company generated cash flow from operations of $27.5 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $4.1 million and repay $38.7 million in debt under the Company's senior credit facility.

The Company has a senior credit facility from a syndicate of banks, which consists of (i) a five-year revolving credit facility of up to $200 million (outstanding balance of $107.5 million at May 4, 2002), (ii) a five-year term loan facility in the original principal amount of $200 million (outstanding balance of $61.3 million at May 4, 2002), and (iii) a $40.0 million term note (outstanding balance of $35.1 million at May 4, 2002). Borrowings under the term loan are payable in successive quarterly installments, currently $11.3 million and gradually increasing to $12.5 million at maturity on July 1, 2003. The $35.1 million term note is due in a lump sum payment on July 1, 2003. Repayments on the term loan facilities may not be reborrowed by the Company.

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

Inflation has not significantly affected the Company's financial position or operations. Metal building components and engineered building systems sales are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the Company's operations.

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion when needed, and the amount of increased working capital necessary to support expected growth. Based on the current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. As of May 4, 2002, the Company had approximately $92.5 million in unused borrowing available under its senior credit facility, subject to compliance with the terms of these facilities.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 4, 2002, the Company had $203.9 million outstanding under its senior credit facilities. Based on this balance, an immediate change of 100 basis points in the interest rate would cause a change in interest expense of approximately $2.0 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of November 1, 2001 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is encouraged. SFAS No. 145 does not have any impact on the Company's results of operations for the current periods reported. The Company is currently contemplating the refinancing of certain portions of the long-term debt and is evaluating the impact on income statement classification that this statement will have on future quarters.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

                           NCI BUILDING SYSTEMS, INC.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Commencing in April 2001, several class action lawsuits were filed against the Company and certain of our present officers in the United States District Court for the Southern District of Texas. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The complaints assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the Court appointed a lead plaintiff for the consolidated lawsuit. The lead plaintiff filed a consolidated amended complaint on February 1, 2002. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the Court. The Company denies the allegations in the complaint and intends to defend against them vigorously. The lawsuits are at a very early stage. Consequently, it is not possible at this time to predict whether the Company will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with such actions, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Friday, March 1, 2002. At the Annual Meeting, the stockholders of the Company elected two Class III directors to serve until the annual meeting of stockholders to be held in 2005. Of the 16,897,914 shares of Common Stock, $.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominees                   Votes Cast for Nominee                  Votes Withheld from Nominee
--------                   ----------------------                  ---------------------------
CLASS III:
William D. Breedlove             16,746,948                                  150,966

Johnie Schulte                   16,746,198                                  151,716

In addition to Messrs. Breedlove and Schulte, the following persons have a term of office as a director of the Company that continued after the Annual Meeting:
Messrs. Sheldon R. Erikson, Gary L. Forbes, A.R. Ginn and W.B. Pieper.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              None

(b)      Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                NCI BUILDING SYSTEMS, INC.
                                                --------------------------
                                                (Registrant)


Date:  June 18, 2002                            By: /s/ Robert J. Medlock
       -------------                               -----------------------------
                                                   Robert J. Medlock
                                                   Executive Vice President and
                                                   Chief Financial Officer