Form 10-Q
period 2002-08-03
NCI BUILDING SYSTEMS INC
filed 2002-09-17
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  August 3, 2002
                        --------------

COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                 76-0127701
-----------------------------------------     ----------------------------------
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
              Houston, TX                                   77064
----------------------------------------      ----------------------------------
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

   Common Stock, $.01 Par Value--18,627,595 shares as of August 3, 2002

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

================================================================================

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                ----
Item 1.           Financial Statements.

                  Consolidated balance sheets
                  August 3, 2002 and October 31, 2001                                                             1

                  Consolidated statements of income
                  Fiscal three months ended August 3, 2002 and July 31, 2001                                      2

                  Consolidated statements of income
                  Fiscal nine months ended August 3, 2002 and July 31, 2001                                       3

                  Condensed consolidated statements of cash flows
                  Fiscal nine months ended August 3, 2002 and July 31, 2001                                       4

                  Notes to condensed consolidated financial statements
                  August 3, 2002                                                                               5-11

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                                        12-18


PART II - OTHER INFORMATION

                                                                                                               PAGE

Item 1.           Legal Proceedings.                                                                             19

Item 2.           Changes in Securities and Use of Proceeds.                                                     19

Item 6.           Exhibits and Reports on Form 8-K.                                                              20

SIGNATURES AND CERTIFICATIONS                                                                                 21-24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                            August 3,         October 31,
                                                               2002              2001
                                                           ------------      ------------
                                                           (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents ...................    $      5,797      $     21,125
          Accounts receivable, net ....................         101,395           107,981
          Inventories .................................          76,204            72,464
          Deferred income taxes .......................           5,884             5,884
          Prepaid expenses ............................           6,248             5,553
                                                           ------------      ------------

          Total current assets ........................         195,528           213,007

Property, plant and equipment, net ....................         209,507           224,593

Excess of costs over fair value of acquired net
 assets ...............................................         318,247           387,268
Other assets ..........................................          10,870            13,944
                                                           ------------      ------------

Total assets ..........................................    $    734,152      $    838,812
                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ...........    $     12,500      $     46,250
          Accounts payable ............................          74,832            72,426
          Accrued compensation and benefits ...........          20,836            11,897
          Other accrued expenses ......................          33,102            32,973
                                                           ------------      ------------

          Total current liabilities ...................         141,270           163,546
                                                           ------------      ------------

Long-term debt, noncurrent portion ....................         281,400           321,250
Deferred income taxes .................................          19,692            23,673

Shareholders' equity:
          Common stock ................................             186               186
          Additional paid-in capital ..................          97,099            95,649
          Retained earnings ...........................         194,851           239,461
          Treasury stock ..............................            (346)           (4,953)
                                                           ------------      ------------

          Total shareholders' equity ..................         291,790           330,343
                                                           ------------      ------------

Total liabilities and shareholders' equity ............    $    734,152      $    838,812
                                                           ============      ============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Fiscal Three Months Ended
                                                                August 3, 2002      July 31, 2001
                                                                --------------      --------------
Sales .......................................................   $      257,837      $      259,114

Cost of sales ...............................................          196,422             199,693
                                                                --------------      --------------

      Gross profit ..........................................           61,415              59,421

Selling, general and administrative expenses ................           37,094              34,871

Goodwill amortization .......................................               --               3,092
                                                                --------------      --------------
       Income from operations ...............................           24,321              21,458

Interest expense ............................................           (5,137)             (7,680)

Other income, net ...........................................            1,229                 306
                                                                --------------      --------------
       Income before income taxes ...........................           20,413              14,084

Provision for income taxes ..................................            7,843               6,975
                                                                --------------      --------------
Net income ..................................................   $       12,570      $        7,109
                                                                ==============      ==============


Income per share:

       Basic ................................................   $          .68      $          .39
                                                                ==============      ==============
       Diluted ..............................................   $          .67      $          .39
                                                                ==============      ==============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    Fiscal Nine Months Ended
                                                                                August 3, 2002      July 31, 2001
                                                                                --------------      -------------
Sales .....................................................................     $      699,626      $     683,860

Cost of sales .............................................................            547,147            528,181
                                                                                --------------      -------------

       Gross profit .......................................................            152,479            155,679

Selling, general and administrative expenses ..............................            103,943             99,652

Goodwill amortization .....................................................                 --              9,140
                                                                                --------------      -------------

       Income from operations .............................................             48,536             46,887

Interest expense ..........................................................            (16,846)           (26,351)

Other income, net .........................................................              1,665                752
                                                                                --------------      -------------
       Income before income taxes and cumulative effect of change in
       accounting principle ...............................................             33,355             21,288

Provision for income taxes ................................................             12,878             10,092
                                                                                --------------      -------------
Income before cumulative effect of change in accounting principle .........             20,477             11,196

Cumulative effect of change in accounting principle, net of tax ...........            (65,087)                --
                                                                                --------------      -------------
Net income (loss) .........................................................     $      (44,610)     $      11,196
                                                                                ==============      =============


Income (loss) per share:

Basic:

       Income before cumulative effect of change in accounting principle ..     $         1.11      $         .62

       Cumulative effect of change in accounting principle, net of tax ....              (3.53)                --
                                                                                --------------      -------------
       Net income (loss) ..................................................     $        (2.42)     $         .62
                                                                                ==============      =============

Diluted:

       Income before cumulative effect of change in accounting principle ..     $         1.10      $         .62

       Cumulative effect of change in accounting principle, net of tax ....              (3.49)                --
                                                                                --------------      -------------
       Net income (loss) ..................................................     $        (2.39)     $         .62
                                                                                ==============      =============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    Fiscal Nine Months Ended
                                                                                August 3, 2002      July 31, 2001
                                                                                --------------      -------------
Cash flows from operating activities:

       Net income (loss) ..................................................     $      (44,610)     $      11,196

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Cumulative effect of change in accounting principle,
             net of tax ...................................................             65,087                 --

             Depreciation and amortization ................................             18,788             26,961

             (Gain) loss on sale of fixed assets ..........................             (1,241)                64

             Provision for doubtful accounts ..............................              2,361              1,908

             Deferred income tax benefit ..................................                (47)               (45)

             Changes in working capital:

                 Current assets ...........................................               (210)            11,093

                 Current liabilities ......................................             15,347            (20,196)
                                                                                --------------      -------------

       Net cash provided by operating activities ..........................             55,475             30,981
                                                                                --------------      -------------


Cash flows from investing activities:

             Proceeds from sale of fixed assets ...........................              5,779                 --

             Purchase of property, plant and equipment ....................             (7,145)           (12,029)

             Acquisition of Midland Metals, Inc. ..........................                 --             (5,521)

             Other ........................................................              1,434                857
                                                                                --------------      -------------

       Net cash provided by (used in) investing activities ................                 68            (16,693)
                                                                                --------------      -------------


Cash flows from financing activities:

             Proceeds from stock options exercised ........................              2,904              3,005

             Net borrowings (payments) on revolving lines of credit .......            (39,850)            17,008

             Payments on long-term debt ...................................            (33,750)           (31,178)

             Purchase of treasury stock ...................................               (175)              (481)
                                                                                --------------      -------------

       Net cash used in financing activities ..............................            (70,871)           (11,646)
                                                                                --------------      -------------

Net increase (decrease) in cash and cash equivalents ......................     $      (15,328)     $       2,642
                                                                                ==============      =============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 AUGUST 3, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal nine month periods ended August 3, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2002.

Effective February 2, 2002, the Company adopted a revised accounting calendar which incorporates a four-four-five week calendar each quarter. For fiscal year 2002 the quarters end on February 2, May 4, August 3, and November 2. The Company believes that the impact for comparative purposes is not material.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001, filed with the Securities and Exchange Commission.


NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                               August 3,       October 31,
                                                 2002             2001
                                               ---------       -----------
                                                     (in thousands)
Raw materials .............................    $  58,731       $    55,310
Work in process and finished goods ........       17,473            17,154
                                               ---------       -----------
                                               $  76,204       $    72,464
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

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to each reporting unit's carrying value. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company completed the first step during the second quarter which indicated that goodwill recorded in the metal building components segment was impaired as of November 1, 2001. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $67.4 million ($65.1 million after tax) was recognized as the cumulative effect of a change in accounting principle.

The following table reflects the Company's comparative income before the cumulative effect of the change in accounting principle and goodwill amortization under SFAS No. 142 (in thousands):

                                                     Fiscal Three Months          Fiscal Nine Months
                                                           Ended                        Ended
                                                 --------------------------   --------------------------
                                                  August 3,      July 31,      August 3,      July 31,
                                                    2002           2001          2002           2001
                                                 -----------   ------------   -----------   ------------
Reported income before cumulative
effect of change in accounting
principle                                        $    12,570   $      7,109   $    20,477   $     11,196
Add back:  Goodwill amortization, net
of tax                                                    --          2,828            --          8,402
                                                 -----------   ------------   -----------   ------------
Adjusted income before cumulative                     12,570          9,937        20,477         19,598
effect of change in accounting
principle
Cumulative effect of change in
accounting principle, net of tax                          --             --       (65,087)            --
                                                 -----------   ------------   -----------   ------------
Adjusted net income (loss)                       $    12,570   $      9,937   $   (44,610)  $     19,598
                                                 ===========   ============   ===========   ============

Basic income (loss) per share:

Reported income before cumulative
effect of change in accounting
principle                                        $       .68   $        .39   $      1.11   $        .62
Add back:  Goodwill amortization, net
of tax                                                    --            .16            --            .47
                                                 -----------   ------------   -----------   ------------
Adjusted income before cumulative                        .68            .55          1.11           1.09
effect of change in accounting
principle
Cumulative effect of change in
accounting principle                                      --             --         (3.53)            --
                                                 -----------   ------------   -----------   ------------
Adjusted net income (loss)                       $       .68   $        .55   $     (2.42)  $       1.09
                                                 ===========   ============   ===========   ============

Diluted income (loss) per share:

Reported income before cumulative
effect of change in accounting
principle                                        $       .67   $        .39   $      1.10   $        .62
Add back:  Goodwill amortization, net
of tax                                                    --            .15            --            .46
                                                 -----------   ------------   -----------   ------------
Adjusted income before cumulative                        .67            .54          1.10           1.08
effect of change in accounting principle
Cumulative effect of change in
accounting principle                                      --             --         (3.49)            --
                                                 -----------   ------------   -----------   ------------
Adjusted net income (loss)                       $       .67   $        .54   $     (2.39)  $       1.08
                                                 ===========   ============   ===========   ============

The following table displays the changes in the carrying amount of goodwill by operating segment for the fiscal nine months ended August 3, 2002 (in thousands):

                                                      Adjusted
                         Balance                      Balance      Transitional                     Balance
                       November 1,                   November 1,    Impairment                     August 3,
                          2001       Allocation *       2001          Charge          Other          2002
                       -----------   ------------   ------------   ------------     ---------     -----------
Engineered
Building
Systems                $    14,681   $    114,890   $    129,571   $         --     $      --     $   129,571

Metal
Building
Components                 372,587       (114,890)       257,697        (67,359)       (1,662)        188,676
                       -----------   ------------   ------------   ------------     ---------     -----------
Total                  $   387,268   $         --   $    387,268   $    (67,359)    $  (1,662)    $   318,247
                       ===========   ============   ============   ============     =========     ===========

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

NOTE 5 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:



                                                          Fiscal Three Months Ended            Fiscal Nine Months Ended
                                                      August 3, 2002     July 31, 2001     August 3, 2002      July 31, 2001
                                                      --------------     -------------     --------------      -------------
                                                                      (in thousands, except per share data)
Income before cumulative effect of change in
accounting principle ............................     $       12,570     $       7,109     $       20,477      $      11,196
Cumulative effect of change in accounting
principle .......................................                 --                --            (65,087)                --
                                                      --------------     -------------     --------------      -------------
Net income (loss) ...............................     $       12,570     $       7,109     $      (44,610)     $      11,196
   Add:  Interest, net of tax on convertible
   debenture assumed converted ..................                 --                --                 --                 27
                                                      --------------     -------------     --------------      -------------
   Adjusted net income (loss) ...................     $       12,570     $       7,109     $      (44,610)     $      11,223
                                                      ==============     =============     ==============      =============

Weighted average common shares outstanding ......             18,603            18,198             18,466             18,021
   Add:  Common stock equivalents
       Stock options ............................                177                53                185                142
       Convertible debenture ....................                 --                --                 --                 56
                                                      --------------     -------------     --------------      -------------
Weighted average common shares
   outstanding, assuming dilution ...............             18,780            18,251             18,651             18,219
                                                      ==============     =============     ==============      =============

Income (loss) per share:

Basic:
   Income before cumulative effect of change
   in accounting principle ......................     $          .68     $         .39     $         1.11      $         .62
   Cumulative effect of change in accounting
   principle ....................................                 --                --              (3.53)                --
                                                      --------------     -------------     --------------      -------------
   Net income (loss) ............................     $          .68     $         .39     $        (2.42)     $         .62
                                                      ==============     =============     ==============      =============

Diluted:
   Income before cumulative effect of change
   in accounting principle ......................     $          .67     $         .39     $         1.10      $         .62
   Cumulative effect of change in accounting
   principle ....................................                 --                --              (3.49)                --
                                                      --------------     -------------     --------------      -------------
   Net income (loss) ............................     $          .67     $         .39     $        (2.39)     $         .62
                                                      ==============     =============     ==============      =============

 NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of November 1, 2001 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 is encouraged. SFAS No. 145 does not have any impact on the Company's results of operations for the current periods presented. The Company expects to adopt SFAS No. 145 during the fourth quarter of fiscal 2002.

NOTE 7 - CONTINGENCIES

The Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During fiscal 2001, the Company purchased approximately 65% of its steel requirements from these two suppliers. The Company does not maintain an inventory of steel in excess of its current production requirements. Should both companies cease operations, essential supply of primary raw materials could be temporarily interrupted. The Company believes that its other primary steel supplier, U.S. Steel, can meet its demand for steel if its supply from Bethlehem Steel and/or National Steel is interrupted.

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. The Company and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. The consolidated lawsuit is at a very early stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

The Company is involved in various other legal proceedings that are considered to be in the ordinary course of business. The Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.



NOTE 8 - SUBSEQUENT EVENT - REFINANCING OF SENIOR CREDIT FACILITY

As of August 3, 2002, the Company had a senior credit facility with a syndicate of banks, which consisted of (i) a five-year revolving credit facility of up to $200 million (outstanding balance of $84.8 million at August 3, 2002), (ii) a five year term loan facility in the original principal amount of $200 million (outstanding balance of $50 million at August 3, 2002) and (iii) a $40 million term note (outstanding balance of $34.1 million at August 3, 2002).

On September 16, 2002, the Company completed a $250 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full the existing credit facility. The new facility includes a $125 million, five year revolving loan maturing on September 15, 2007 and a $125 million, six year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million a quarter beginning in December 2002 with a final payment of $89.1 million at maturity.

The new senior credit facility is secured by security interests in (1) accounts receivable, inventory and equipment and assets related thereto such as related software, chattel paper, instruments and contract rights of the Company (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of the direct and indirect operating domestic subsidiaries of the Company.

The new senior credit agreement includes covenants which, among other things, limit the ratio of senior debt and total debt to EBITDA and requires minimum interest coverage and the maintenance of a minimum net worth. The new senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock and payment of dividends, the disposition of assets and the amount of investments and other indebtedness.

Borrowings under the new senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the new senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations. These repayments must first be applied to the term loan and then to reduction of the revolving commitment. The Company also is required to reduce the revolving commitment by $25 million if it issues an additional series of its senior subordinated notes due May 1, 2009, and in any event by December 31, 2005.

Loans on the new senior credit facility will bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company's leverage ratio and ranges from 1% to 1.75% on the revolving loan and from 2% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company's leverage ratio and ranges from 2% to 2.75% on the revolving loan and from 3% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.5% on base rate loans and 2.5% on LIBOR loans under the revolving loan and a margin of 2.25% on base rate loans and 3.25% on LIBOR loans under the term loan.

On September 16, 2002, the Company borrowed approximately $46 million under the new revolving loan and $125 million under the new term loan, which was used to repay the current senior bank indebtedness outstanding, resulting in unused borrowing capacity of $79 million under the new senior credit facility.

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


                                                             Fiscal Three Months Ended
                                                  August 3, 2002                July 31, 2001
                                             ------------------------      ------------------------
                                                     (in thousands, except for percentages)
                                                                   %                              %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems .......     $  82,746             32      $  84,847             33
     Metal building components .........       175,091             68        174,267             67
     Intersegment sales ................        11,047              4          9,043              3
     Corporate/eliminations ............       (11,047)            (4)        (9,043)            (3)
                                             ---------      ---------      ---------      ---------
          Total sales ..................     $ 257,837            100      $ 259,114            100
                                             =========      =========      =========      =========

OPERATING INCOME:
     Engineered building systems .......     $   7,793              9      $  12,857             15
     Metal building components .........        23,279             13         14,949              9
     Corporate expenses ................        (6,751)            --         (6,348)            --
                                             ---------      ---------      ---------      ---------
          Total operating income .......     $  24,321              9      $  21,458              8
                                             =========      =========      =========      =========

                                                        Fiscal Nine Months Ended
                                              August 3, 2002                    July 31, 2001
                                          ------------------------      -------------------------
                                                  (in thousands, except for percentages)
                                                                 %                              %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ....     $ 225,512             32      $ 228,380              33
     Metal building components ......       474,114             68        455,480              67
     Intersegment ...................        25,429              4         28,909               4
     Corporate/eliminations .........       (25,429)            (4)       (28,909)             (4)
                                          ---------      ---------      ---------       ---------
          Total sales ...............     $ 699,626            100      $ 683,860             100
                                          =========      =========      =========       =========


OPERATING INCOME:
     Engineered building systems ....     $  19,559              9      $  31,424              14
     Metal building components ......        47,939             10         34,221               8
     Corporate expenses .............       (18,962)            --        (18,758)             --
                                          ---------      ---------      ---------       ---------
          Total operating income ....     $  48,536              7      $  46,887               7
                                          =========      =========      =========       =========

TOTAL ASSETS:
     Engineered building systems ....     $ 194,577             27      $  89,544              11
     Metal building components ......       486,273             66        710,298*             84
     Corporate ......................        53,302              7         49,326*              5
                                          ---------      ---------      ---------       ---------
          Total assets ..............     $ 734,152            100      $ 849,168             100
                                          =========      =========      =========       =========


* Goodwill was reclassed from corporate to the metal building components segment in accordance with the provisions of SFAS No. 142.

NCI BUILDING SYSTEMS, INC.

                    FISCAL THREE MONTHS ENDED AUGUST 3, 2002
               COMPARED TO FISCAL THREE MONTHS ENDED JULY 31, 2001

Consolidated sales for the three months ended August 3, 2002 were relatively flat compared to the three months ended July 31, 2001 due to the continued softness of the construction industry. Recruitment of new customers continued from the first quarter with 29 new builders added during the quarter in the engineered building systems segment.

Engineered Building Systems' sales were down by 2%, to $82.7 million, compared to $84.8 million, during the three months ended July 31, 2001, due to the continued softness of the construction industry. Engineered building systems accounted for 32% of total consolidated sales for the three months ended August 3, 2002 compared to 33% for the prior year's period.

Operating income of the engineered building systems segment declined during the three months ended August 3, 2002 by 39%, to $7.8 million, compared to $12.9 million in the prior year's period. This decline resulted from lower selling prices due to competition, less efficient utilization of plant facilities and higher cost of engineering and drafting due to an increase in the complexity of orders.

Metal Building Components' sales were relatively flat for the three months ended August 3, 2002 compared to the prior year's period. This segment accounted for 68% of consolidated sales for the three months ended August 3, 2002 compared to 67% in the prior year's period.

Operating income of the metal building components segment increased by $8.3 million, to $23.3 million, for the three months ended August 3, 2002 compared to $15.0 million in the prior year's period. This increase was attributable to higher volumes and margin improvements resulting from plant consolidations that occurred in the first quarter, lower energy costs, as well as the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, for accounting for goodwill effective November 1, 2001. The goodwill amortization recorded for the metal building components segment for the three months ended July 31, 2001 was $2.9 million.

Selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, increased 6%, to $37.1 million, during the three months ended August 3, 2002 compared to $34.9 million in the prior year's period. This increase was mainly attributed to cost increases in the areas of employee benefits, particularly health care, general insurance, bonuses and engineering and drafting costs. As a percent of sales, selling, general and administrative expenses for the three months ended August 3, 2002 were 14% compared to 13% for the three months ended July 31, 2001, excluding goodwill amortization in the prior years' period.

The restructuring actions and closure of five plants announced in October 2001 resulted in the sale of three facilities and related equipment during the current quarter. The sale resulted in a gain of $0.8 million ($0.5 million after tax or $0.03 per diluted share) recorded in other income, net.

Interest expense for the three months ended August 3, 2002 decreased by 33%, to $5.1 million compared to $7.7 million during the three months ended July 31, 2001. This decline resulted from lower interest rates in fiscal 2002 compared to fiscal 2001 and a decrease in outstanding debt for the period.

NCI BUILDING SYSTEMS, INC.

                     FISCAL NINE MONTHS ENDED AUGUST 3, 2002
               COMPARED TO FISCAL NINE MONTHS ENDED JULY 31, 2001

Consolidated sales for the nine months ended August 3, 2002 were up 2% compared to the nine months ended July 31, 2001. Recruitment of new customers and a mild winter contributed to this increase, which enabled the Company to gain market share and outperform the non-residential construction industry, which reported a 10% decline through the first half of calendar 2002.

Engineered Building Systems' sales were down slightly compared to the nine months ended July 31, 2001 due to the continued softness of the construction industry. Incoming orders for engineered building systems were down 6% compared to the prior year's period. Engineered building systems accounted for 32% of total consolidated sales in the first nine months of fiscal 2002 compared to 33% in the first nine months of fiscal 2001.

Operating income of the engineered building systems segment declined in the first nine months of fiscal 2002 by 38%, to $19.6 million, compared to $31.4 million in the prior year's first nine months. This decline resulted from lower selling prices due to competition, less efficient utilization of plant facilities and higher cost of engineering and drafting due to an increase in the complexity of orders.

Metal Building Components' sales increased by 4%, to $474.1 million, in the first nine months of fiscal 2002 compared to $455.5 million in the prior year's period. The majority of this increase was in the rural market, which was aided by milder weather in the first nine months of fiscal year 2002. This segment accounted for 68% of consolidated sales in the first nine months of fiscal 2002 compared to 67% in the prior year's period.

Operating income of the metal building components segment increased by $13.7 million, to $47.9 million, in the nine months ended August 3, 2002 compared to $34.2 million in the prior year's period. This increase was attributable to not amortizing goodwill of $8.5 million in accordance with the provisions of SFAS No. 142 and improved gross margins in the third quarter resulting from the plant closings offset by manufacturing inefficiencies in the first quarter.

Selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, increased 4%, to $103.9 million, in the nine month period of fiscal 2002 compared to $99.7 million in fiscal 2001. This increase was mainly attributed to cost increases in the areas of employee benefits, particularly health care, general insurance, bonuses and engineering and drafting costs. As a percent of sales, selling, general and administrative expenses for the nine months were 15% in both fiscal 2002 and fiscal 2001 excluding goodwill amortization in the prior years' period.

The restructuring actions and closure of five plants announced in October 2001 have been substantially completed, with the exception of the sale of the associated real estate, which is ongoing.

Interest expense in the first nine months of fiscal 2002 decreased by 36%, to $16.8 million compared to $26.4 million in the first nine months of fiscal 2001. This decline resulted from lower interest rates in fiscal 2002 compared to fiscal 2001 and a decrease in outstanding debt of $73.6 million for the period.

Effective November 1, 2001, the Company adopted SFAS No. 142. In accordance with this standard, the Company ceased amortization of all goodwill as of the effective date. This resulted in a favorable impact to consolidated pre-tax income from operations of $3.1 million and $9.1 million for the three months and nine months ended August 3, 2002, respectively, and to net income of $2.8 million ($.15 per diluted share) and $8.4 million ($.46 per diluted share) for the same periods, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

As of August 3, 2002, the Company had working capital of $54.3 million compared to $49.5 million at the end of fiscal year 2001. Net working capital at August 3, 2002 includes a reduction in current maturities of long term debt of $33.8 million related to the debt refinancing discussed below and in Note 8 to the condensed consolidated financial statements. Excluding this reduction, working capital would have been $20.5 million at August 3, 2002, a reduction of $29 million from the end of fiscal year 2001. This decline resulted primarily from a cash reduction of $15.3 million used to reduce debt and an increase of $8.9 million in accrued compensation and benefits related to increased accruals for employee benefits, particularly health care and bonuses. During the first nine months of fiscal 2002, the Company generated cash flow from operations of $55.5 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $7.1 million and repay $73.6 million in debt under the Company's senior credit facility.

As of August 3, 2002, the Company had a senior credit facility with a syndicate of banks, which consisted of (i) a five-year revolving credit facility of up to $200 million (outstanding balance of $84.8 million at August 3, 2002), (ii) a five year term loan facility in the original principal amount of $200 million (outstanding balance of $50 million at August 3, 2002) and (iii) a $40 million term note (outstanding balance of $34.1 million at August 3, 2002).

On September 16, 2002, the Company completed a $250 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full the existing credit facility. The new facility includes a $125 million, five year revolving loan maturing on September 15, 2007 and a $125 million, six year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million a quarter beginning in December 2002 with a final payment of $89.1 million at maturity.

The new senior credit facility is secured by security interests in (1) accounts receivable, inventory and equipment and assets related thereto such as related software, chattel paper, instruments and contract rights of the Company (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of the direct and indirect operating domestic subsidiaries of the Company.

The new senior credit agreement includes covenants which, among other things, limit the ratio of senior debt and total debt to EBITDA and requires minimum interest coverage and the maintenance of a minimum net worth. The new senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock and payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness.

Borrowings under the new senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the new senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations. These repayments must first be applied to the term loan and then to reduction of the revolving commitment. The Company also is required to reduce the revolving commitment by $25 million if it issues an additional series of its senior subordinated notes due May 1, 2009, and in any event by December 31, 2005.

Loans on the new senior credit facility will bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company's leverage ratio and ranges from 1% to 1.75% on the revolving loan and from 2% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company's leverage ratio and ranges from 2% to 2.75% on the revolving loan and from 3% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.5% on base rate loans and 2.5% on LIBOR loans under the revolving loan and a margin of 2.25% on base rate loans and 3.25% on LIBOR loans under the term loan.

On September 16, 2002, the Company borrowed approximately $46 million under the new revolving loan and $125 million under the new term loan, which was used to repay the current senior bank indebtedness outstanding, resulting in unused borrowing capacity of $79 million under the new senior credit facility.

In addition, the Company has $125 million of senior subordinated notes, which mature on May 1, 2009. The notes bear interest at a rate of 9.25%. The indenture governing the Company's senior subordinated notes includes covenants which, among other things, limit the repurchase of stock and the payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness.

Under the most restrictive of the covenants limiting the Company's ability to pay cash dividends and repurchase capital stock, the Company had available approximately $4.9 million to use for those purposes at August 3, 2002.

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

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for capital expenditures and expansion when needed, and the amount of increased working capital necessary to support expected growth. Based on the current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. As of August 3, 2002, the Company had approximately $115.2 million in unused borrowing available under its senior credit facility, subject to compliance with the terms of these facilities.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 3, 2002, the Company had $168.9 million outstanding under its senior credit facilities. Based on this balance, an immediate change of 100 basis points in the interest rate would cause a change in interest expense of approximately $1.7 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and certain accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of November 1, 2001 and the adoption of the statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB Opinion No. 30. Upon adoption, any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB Opinion No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Earlier application of the provisions of SFAS No. 145 is encouraged. SFAS No. 145 does not have any impact on the Company's results of operations for the current periods presented. The Company expects to adopt SFAS No. 145 during the fourth quarter of fiscal 2002.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

                           NCI BUILDING SYSTEMS, INC.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. The Company and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. The consolidated lawsuit is at a very early stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Company's new $250 million senior secured credit facility described in note 8 to the Company's condensed consolidated financial statements included elsewhere herein, as well as the indenture relating to the Company's senior subordinated notes, restrict the Company's ability to pay cash dividends and repurchase capital stock. Under the credit agreement related to the new senior credit facility, cash dividends are limited to an amount determined by a formula based on the Company's net income (as defined in the credit agreement), assuming the Company meets certain financial ratios. Under the indenture relating to the senior subordinated notes, cash dividends are limited to an amount determined by a formula based, among other things, on the Company's net income (as defined in the indenture) and the Company's receipt of certain proceeds. Under the most restrictive of these covenants, the Company had available approximately $4.9 million at August 3, 2002 for the payment of cash dividends and stock repurchases.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed herewith:

         4.1 Credit Agreement, dated September 13, 2002, by and among the Company, Bank of America, N.A., as administrative agent ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein

         4.2 Guaranty, dated September 13, 2002, by and among the Company, BOA, and all of the Company's domestic subsidiaries and operating limited partnerships named therein


     (b) Reports on Form 8-K.

              The Company filed a current report on Form 8-K on July 31, 2002 under "Item 5: Other Events" in which it announced that it would be refinancing its existing senior credit facility. See footnote 8 to the Company's condensed consolidated financial statements for the quarter ending August 3, 2002 included elsewhere herein for more information.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   NCI BUILDING SYSTEMS, INC.
                                                   --------------------------
                                                   (Registrant)


Date:   September 17, 2002                         By: /s/ Robert J. Medlock
       -------------------                            --------------------------
                                                   Robert J. Medlock
                                                   Executive Vice President and
                                                   Chief Financial Officer




                    CERTIFICATION PURSUANT TO RULE 13A-14(b)


I, A. R. Ginn, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of NCI Building Systems, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 17, 2002


                           /s/ A. R.Ginn
                           -----------------------------------------------------
                           A. R. Ginn
                           Chairman of the Board and Chief Operating Officer

                    CERTIFICATION PURSUANT TO RULE 13A-14(b)

I, Johnie Schulte, Jr., certify that:

          1. I have reviewed this quarterly report on Form 10-Q of NCI Building Systems, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 17, 2002


                                     /s/ Johnie Schulte, Jr.
                                     -------------------------------------------
                                     Johnie Schulte, Jr.
                                     President and Chief Executive Officer


                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Robert J. Medlock, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of NCI Building Systems, Inc.;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 17, 2002


                            /s/ Robert J. Medlock
                            ----------------------------------------------------
                            Robert J. Medlock
                            Executive Vice President and Chief Financial Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, A. R. Ginn, certify that:

         1. I have reviewed this periodic report on Form 10-Q of NCI Building Systems, Inc.;

         2.  This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  September 17, 2002


                              /s/ A. R. Ginn
                              --------------------------------------------------
                              A. R. Ginn
                              Chairman of the Board and Chief Operating Officer


                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Johnie Schulte, Jr., certify that:

         1. I have reviewed this periodic report on Form 10-Q of NCI Building Systems, Inc.;

         2.  This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  September 17, 2002


                              /s/ Johnie Schulte, Jr.
                              --------------------------------------------------
                              Johnie Schulte, Jr.
                              President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Robert J. Medlock, certify that:

         1. I have reviewed this periodic report on Form 10-Q of NCI Building Systems, Inc.;

         2. This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  September 17, 2002


                              /s/ Robert J. Medlock
                              -----------------------------------------------
                              Robert J. Medlock
                              Executive Vice President and
                              Chief Financial Officer

                               INDEX TO EXHIBITS


       EXHIBIT
       NUMBER                              DESCRIPTION
       -------                             -----------
         4.1      Credit Agreement, dated September 13, 2002, by and among the
                  Company, Bank of America, N.A., as administrative agent
                  ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein

         4.2      Guaranty, dated September 13, 2002, by and among the Company,
                  BOA, and all of the Company's domestic subsidiaries and operating limited partnerships named therein