Form 10-K
period 2002-11-02
NCI BUILDING SYSTEMS INC
filed 2003-01-31
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 2, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-14315

                           NCI BUILDING SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                      76-0127701
      (State or other jurisdiction)                        (I.R.S. employer
    of incorporation or organization                       identification no.)

  10943 North Sam Houston Parkway West                           77064
             Houston, Texas                                   (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code:             (281) 897-7788

       Securities registered pursuant to Section 12(b) of the Act:     Common Stock, $0.01 par value

       Securities registered pursuant to Section 12(g) of the Act:     None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X      No
                                             ---------     ---------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes     X      No
                                             ---------     ---------

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on January 15, 2003, was $418,197,589, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant's most recently completed second fiscal quarter.

         The number of shares of common stock of the registrant outstanding on January 15, 2003, was 18,717,582.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant's 2002 Annual Report to Shareholders, and certain information required by Parts II and III of this Annual Report is incorporated by reference from the registrant's definitive proxy statement for its annual meeting of shareholders to be held on March 14, 2003.

================================================================================

                                TABLE OF CONTENTS


PART I

   Item 1.    Business............................................................................................1
   Item 2.    Properties.........................................................................................13
   Item 3.    Legal Proceedings..................................................................................14
   Item 4.    Submission of Matters to a Vote of Security Holders................................................14

PART II

   Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters..............................14
   Item 6.    Selected Financial Data............................................................................14
   Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............15
   Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................15
   Item 8.    Financial Statements and Supplementary Data........................................................15
   Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............15

PART III

   Item 10.   Directors and Executive Officers of the Registrant.................................................15
   Item 11.   Executive Compensation.............................................................................15
   Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
              Shareholder Matters................................................................................15
   Item 13.   Certain Relationships and Related Transactions.....................................................16
   Item 14.   Controls and Procedures............................................................................16
   Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................16




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

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         NCI Building Systems, Inc. is one of North America's largest integrated manufacturers of metal products for the building industry. We operate 35 manufacturing facilities located in 16 states and Mexico. We sell metal building components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

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

         In March 2000, we acquired the remaining 50% interest in DOUBLECOTE, L.L.C. from our previous joint venture partner. The acquisition gave us complete control over our principal metal coating facility. In December 2000, we bought substantially all of the assets of Midland Metals, Inc., an Iowa-based manufacturer of metal building components, which gave us a stronger presence in the Midwest.

         In June 2001, we sold our 50% interest in Midwest Metal Coatings, LLC, a joint venture that operated a hot rolled coil coating facility, to our joint venture partner. In October 2001, we announced the closing of five of our manufacturing facilities, which we completed during the first quarter of fiscal 2002. Two of the closings resulted from ongoing synergies realized from our 1998 acquisition of Metal Building Components, Inc. ("MBCI"). The operations of the other three facilities were consolidated into our other manufacturing facilities that could efficiently provide delivery and service to those geographic areas.

         In the second quarter of fiscal 2001, we discovered errors in a new accounting and financial system that impacted certain inventories and related liabilities, which resulted in a restatement of our financial results for the third and fourth quarters of 1999, fiscal year 2000 and the quarter ended January 31, 2001. The restatement was reflected in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and our Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2001 filed with the SEC. All financial information in this Annual Report on Form 10-K for fiscal 2000 and 2001 reflect this restatement. See "Item 3. Legal Proceedings" for a description of litigation matters related to our restatement.

         We were founded in 1984 and we reincorporated in Delaware in 1991. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064 and our telephone number is (281) 897-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

         We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at "http://www.ncilp.com."

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



                                                     2000                           2001                           2002
                                         ---------------------------    ---------------------------    ---------------------------
SALES TO OUTSIDE CUSTOMERS:
  Engineered building systems .........  $    337,849             33%   $    320,789             34%   $    317,926             33%
  Metal building components ...........       680,475             67         634,088             66         635,516             67
  Intersegment sales ..................        51,869              5          43,620              5          44,725              5
  Corporate/eliminations ..............       (51,869)            (5)        (43,620)            (5)        (44,725)            (5)
                                         ------------   ------------    ------------   ------------    ------------   ------------
          Total net sales .............  $  1,018,324            100%   $    954,877            100%   $    953,442            100%
                                         ============   ============    ============   ============    ============   ============

OPERATING INCOME:
  Engineered building systems .........  $     48,446             14%   $     43,827             14%   $     28,695              9%
  Metal building components ...........        96,099             14          60,746             10          70,407             11
  Restructuring charge ................            --             --          (2,815)            --              --             --
  Corporate/eliminations ..............       (30,875)            --         (36,933)            --         (26,878)            --
                                         ------------   ------------    ------------   ------------    ------------   ------------
           Total operating income .....  $    113,670             11%   $     64,825              7%   $     72,224              8%
                                         ============   ============    ============   ============    ============   ============

TOTAL ASSETS:
  Engineered building systems .........  $    102,322             12%   $     93,094             11%   $    206,429             29%
  Metal building components ...........       380,312             44         343,112             41         468,667             65
  Corporate/eliminations ..............       386,287             44         402,606             48          46,169              6
                                         ------------   ------------    ------------   ------------    ------------   ------------
           Total assets ...............  $    868,921            100%   $    838,812            100%   $    721,265            100%
                                         ============   ============    ============   ============    ============   ============

         For more business segment information, please see the supplementary business segment information contained in footnote 14 to our consolidated financial statements included in our 2002 Annual Report to Shareholders.

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

         The following are the types of components we sell:

                  o        Metal roof and wall systems

                  o        Fascia systems

                  o        Roll-up doors

                  o        Mansard systems

                  o        Interior and exterior doors

                  o        Trim and accessories

         Our components are used in the following markets:

                  o        Industrial

                  o        Governmental

                  o        Community

                  o        Commercial

                  o        Agricultural

                  o        Residential


         As part of our metal building components manufacturing, we also provide hot roll and light gauge metal coil coating and painting services and products. We coat and paint hot roll and light gauge metal coils for our own use in metal building components manufacturing, supplying substantially all of our internal metal coating and painting requirements. On average, our internal use accounts for about 52% of our production. We also coat and paint hot roll metal coils and light gauge metal for third parties for a variety of applications, including heating and air conditioning systems, water heaters, lighting fixtures and office furniture.

         We market our metal building components products and metal coating and painting services nationwide primarily through a direct sales force under several brand names. These brand names include "Metal Building Components," "American Building Components," "Doors and Building Components," "ABC," "DBCI," "MBCI," "Midland Metals," "IPS," "Metal Coaters," "Metal-Prep," "NCI Metal Depot" and "DOUBLECOTE."

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

         Over the last 15 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association ("MBMA"), reported sales of engineered building systems have increased from approximately $1.5 billion in 1993 to $2.5 billion in 2000. We believe this increase resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment through the year 2000. In 2001, the MBMA reported a decline of 20% in sales, which was in-line with the general decline in non-residential construction. This downturn continued into 2002 with a further decline of 10%. Industry sales are expected to improve as non-residential construction markets show improvements.

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

SALES, MARKETING AND CUSTOMERS

         Metal Building Components. We sell metal building components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names "Metal Building Components," "American Building Components," "ABC," "MBCI," "Midland Metals," "NCI Metal Depot," "DOUBLECOTE," "IPS," "Metal Coaters" and "Metal Prep." Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names "Doors & Building Components" or "DBCI." These components also are produced for integration into self storage and engineered building systems sold by us. We also operate three retail stores that sell components directly to the public.

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

         Our metal building components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. In addition, each of our metal coating facilities has its own sales manager. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2002, our largest customer for metal building components accounted for less than 3% of our total sales.

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

         Our authorized builder networks consist of independent general contractors that market our Mid-West Steel Buildings, Metallic Buildings, A&S Buildings and Mesco products to end-users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2002, our largest customer for engineered building systems accounted for less than 1% of our total sales.

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

         Our Long Bay System provides us with an entree to larger builders. This also provides us with new opportunities to cross-sell our other products to these new builders.

         During fiscal 2001, we introduced a National Accounts program. This program is designed to provide our builders with access to the largest contractors and developers in the United States. We currently have a team of nine people who comprise our National Accounts group. We market our engineered building systems and our Long Bay System under this program using the brand name "Metallic Buildings."

MANUFACTURE AND DESIGN

         Metal Building Components. We operate 27 facilities used for manufacturing of metal building components for the building industry, including our doors and our metal coating and painting operations. We believe this broad geographic penetration gives us an advantage over our components competitors because major elements of a customer's decision are the speed and cost of delivery from the manufacturing facility to the product's ultimate destination. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. We also own a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

         Engineered Building Systems. We operate eight facilities used for manufacturing engineered building systems. After we receive an order, our engineers design the engineered building system to meet the customer's requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 294 engineers and draftsmen in this area.

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

RAW MATERIALS

         The principal raw material used in manufacturing of our metal building components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During fiscal 2002, we purchased approximately 76% of our steel requirements from National Steel Corporation, Bethlehem Steel Corporation and U.S. Steel. No other steel supplier accounted for more than 8% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery. These suppliers generally maintain an inventory of the types of materials we require.

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

BACKLOG

         At November 2, 2002, the total backlog of orders for our products believed by us to be firm was $162 million. This compares with a total backlog for our products of $152 million at October 31, 2001. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at November 2, 2002 currently is scheduled to extend beyond fiscal 2003.

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

PATENTS, LICENSES AND PROPRIETARY RIGHTS

         We have a number of United States patents and pending patent applications, including patents and applications relating to metal roofing systems, metal overhead doors, our new pier and header system, our Long Bay System and Retro-R(R) panel. We do not, however, consider patent protection to be a material competitive factor in our industry. We also have several registered trademarks and pending registrations in the United States.

EMPLOYEES

         As of November 2, 2002, we had approximately 4,050 employees, of whom 3,099 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

         Our employees are not represented by a labor union or covered by a collective bargaining agreement. The United Steel Workers of America has periodically petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees at various facilities, but has lost the resulting union election each time. The last elections were at our Rancho Cucamonga, California facility in August 1998 and November 1999.

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

         SUPPLY AND DEMAND FOR STEEL MAY AFFECT OUR BUSINESS. Our principal raw material is steel. We do not have any long-term contracts for the purchase of steel. During fiscal 2002, we purchased approximately 63% of our steel requirements from Bethlehem Steel Corporation and National Steel Corporation, each of which has filed for protection under federal bankruptcy laws. In addition, we purchased approximately 13% of our steel requirements from U.S. Steel during fiscal 2002. We believe that our other primary steel supplier can meet our demand for steel if our supply from Bethlehem Steel or National Steel is interrupted. We do not maintain an inventory of steel in excess of our current production requirements. We can give you no assurance that steel will remain available or that prices will remain stable. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond our control. These factors include general economic conditions, competition, labor costs, import duties and other trade restrictions. Furthermore, a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. If the available supply of steel declines or if one or more of our current suppliers is unable for financial or any other any reason to continue in business or produce steel sufficient to meet our requirements, we could experience price increases, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

         WE HAVE POTENTIAL EXPOSURE TO SHAREHOLDER LAWSUITS. As a result of our restatement of our financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against us and certain of our current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated we made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by our components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in our common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, we filed our Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. We and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. Procedurally, the consolidated lawsuit is at a very early stage. Consequently, at this time we are not able to predict whether we will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that we might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

                  o        fluctuations in stock market price and volume; and

                  o        other general economic conditions.

         In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

         WE MAY NOT BE ABLE TO SERVICE OUR DEBT. In connection with our acquisition activity, especially the MBCI acquisition, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior credit facility and the indenture governing our publicly-held notes.

         The debt that we carry may have important consequences to us, including the following:

                  o Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms.

                  o We must use a portion of our cash flow to pay the principal and interest on our debt. These payments reduce the funds that would otherwise be available for our operations and future business opportunities.

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
Nicholasville, Kentucky             Metal components (5)                        41,280           Owned
Monterrey, Mexico (6)               Engineered building systems (4)            237,476           Owned
Big Rapids, Michigan                Metal components                            54,640           Owned
Jackson, Mississippi                Metal components (5)                        96,000           Owned
Jackson, Mississippi                Metal coating and painting                 363,200           Owned
Hernando, Mississippi               Metal components (1)                        71,720           Owned
Omaha, Nebraska                     Metal components (5)                        51,750           Owned
Rome, New York                      Metal components (5)                        57,700           Owned
Oklahoma City, Oklahoma             Metal components (1)                        59,695           Owned
Caryville, Tennessee                Engineered building systems (4)            193,800           Owned
Memphis, Tennessee                  Metal coating and painting                  61,500           Owned
Ennis, Texas                        Metal components (1)                        33,000           Owned
Houston, Texas                      Metal components (3)                       209,355           Owned
Houston, Texas                      Metal coating and painting                  39,550           Owned
Houston, Texas                      Engineered building systems (7)            410,980           Owned
Houston, Texas                      Doors and related metal components          23,625           Owned
Houston, Texas                      Engineered building systems (4)            148,500           Owned
Lubbock, Texas                      Metal components (1)                        64,320           Owned
San Antonio, Texas                  Metal components (5)                        52,360           Owned
Southlake, Texas                    Engineered building systems (4)            123,000           Owned
Stafford, Texas                     Metal components (8)                        56,840           Leased
Salt Lake City, Utah                Metal components (3)                        93,150           Owned
Colonial Heights, Virginia          Metal components (1)                        37,000           Owned


----------
(1)      Secondary structures and covering systems.

(2) Endwalls, secondary structures and covering systems for components and engineered building systems.

(3)      Full components product range.

(4) Primary structures, secondary structures and covering systems for engineered building systems.

(5)      Covering systems.

(6)      We own a 51% interest in a joint venture that owns this facility.

(7)      Structural steel.

(8)      Insulated Panel Systems.

         We also maintain several drafting office facilities and small retail locations in various states. We have short-term leases for these additional facilities.

         We believe that our present facilities are adequate for our current and projected operations.

         Additionally, we own approximately six acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 14,000 square feet of this facility is leased to third parties for a term of five years with approximately two and one-half years remaining on the lease term.

         During the fourth quarter of fiscal 2001 and the first quarter of fiscal 2002, we closed five of our manufacturing facilities, and sold three of the five facilities during fiscal 2002.

         During fiscal 2002, we bought four acres of real property outside of Houston, Texas. We intend to construct a metal depot on this real property.

ITEM 3.  LEGAL PROCEEDINGS.

         As a result of our restatement of our financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against us and certain of our current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of our common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated we made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by our components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in our common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, we filed our Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. We and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. Procedurally, the consolidated lawsuit is at a very early stage. Consequently, at this time we are not able to predict whether we will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that we might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information required by this Item is incorporated by reference from our 2002 Annual Report to Shareholders, bottom of page 36, regarding the market for our common stock.

         The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 14, 2003, page 22, regarding securities authorized for issuance under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by this Item is incorporated by reference from our 2002 Annual Report to Shareholders, bottom of the inside gatefold front cover.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this Item is incorporated by reference from the following portions of our 2002 Annual Report to Shareholders: Management's Discussion and Analysis of Results of Operations and Financial Condition, pages 29 through 35.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is incorporated by reference from our 2002 Annual Report to Shareholders, page 35.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2002 Annual Report to Shareholders.

                                                                                            Pages of Annual Report
                                                                                                to Shareholders
                                                                                            ----------------------

         Selected quarterly financial data                                                             36

         Consolidated statements of income for each of the three fiscal years in the
         period ended November 2, 2002                                                                 14

         Consolidated balance sheets at November 2, 2002 and October 31, 2001                          15

         Consolidated statements of shareholders' equity for each of the three fiscal
         years in the period ended November 2, 2002                                                    16

         Consolidated statements of cash flows for each of the three fiscal years in
         the period ended November 2, 2002                                                             17

         Notes to consolidated financial statements                                                 18 - 27

         Report of independent auditors                                                                28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 14, 2003, pages 3 through 6.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 14, 2003, pages 7 through 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 14, 2003, pages 1 through 3.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 14, 2003, top of page 25.

ITEM 14. CONTROLS AND PROCEDURES.

         Within 90 days before the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

                 3.     Exhibits

                *3.1 Restated Certificate of Incorporation, as amended through September 30, 1998

                *3.2    Amended and Restated By-Laws, as amended through May 30,
                        2002

                 4.1 Form of certificate representing shares of NCI's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

                 4.2 Credit Agreement, dated September 13, 2002 (the "Credit Agreement"), by and among NCI, Bank of America, N.A., as administrative agent ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

                  4.3 Guaranty, dated September 13, 2002, by and among BOA and all of NCI's domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

                  4.4 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.5 Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

                  4.6 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

                  4.7 First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

                 *10.1 Amended and Restated Employment Agreement, dated January 29, 2003, between NCI and Johnie Schulte, Jr.

                  10.2 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May 24, 2001 and December 6, 2001

                  10.3 Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  10.4     Form of Nonqualified Stock Option Agreement (filed as
                           Exhibit 10.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                  10.5     Form of Incentive Stock Option Agreement (filed as
                           Exhibit 10.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                 *10.6     2003 Long-Term Stock Incentive Plan

                  10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

                 *10.8 Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002

                 *10.9 Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr.

                 *10.10 Supplemental Benefit Agreement, dated December 13, 2002, between NCI and Johnie Schulte

                 *10.11 Split-Dollar Life Insurance Agreement, dated February 1, 1996, between NCI and Fredrick D. Koetting

                 *10.12 Split-Dollar Life Insurance Agreement, dated October 13, 1998, between NCI and Karen Rene Rosales, trustee of the Schulte Investment Trust

                 *10.13 Form of Metal Building Components, L.P. (formerly, MBCI Operating, L.P.) ("MBC") and NCI Group, L.P. (formerly, Metal Coaters Operating, L.P.) ("NCI Group") Management Incentive Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox

                 *10.14 Form of MBC and NCI Group Long-Term Management Incentive Plan (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox

                  10.15    Form of Metallic Builder Agreement (filed as Exhibit
                           10.10 to NCI's registration statement no. 33-45612 and incorporated by reference herein)

                  10.16 Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

                  10.17 Stock Purchase Agreement, dated March 25, 1998, by and among BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.18 Letter Agreement, dated May 4, 1998, by and among NCI, BTR Australia Limited and BTR plc, amending the Stock Purchase Agreement (filed as Exhibit 2.2 to NCI's Current Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

                  10.19 Note Purchase Agreement, dated April 30, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.20 Registration Rights Agreement, dated May 5, 1999, by and among NCI, the guarantors named therein, Warburg Dillon Read LLC, Montgomery NationsBanc Securities LLC, First Union Capital Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit 10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.21 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

                  10.22 Agreement Regarding Retirement, dated July 31, 2000, between NCI and C.A. Rundell, Jr. (filed as Exhibit
                           10.15 to NCI's Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and incorporated by reference herein)

                 *13 2002 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

                 *21       List of Subsidiaries

                 *23.1     Consent of Independent Auditors

                 *23.2     Report of Independent Auditors

----------
*        Filed herewith

         (b)      Reports on Form 8-K.

                  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of January, 2003.

                                   NCI BUILDING SYSTEMS, INC.

                                   By:   /s/ Johnie Schulte, Jr.
                                         --------------------------------
                                         Johnie Schulte, Jr., President
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of January, 2003.

         Name                                                Title
         ----                                                -----

/s/ Johnie Schulte, Jr.             President and Chief Executive Officer and Director
----------------------------        (principal executive officer)
Johnie Schulte, Jr.


/s/ Robert J. Medlock               Executive Vice President and Chief Financial Officer
----------------------------        (principal accounting and financial officer)
Robert J. Medlock


                                    Director
----------------------------
William D. Breedlove


/s/ Sheldon R. Erikson              Director
----------------------------
Sheldon R. Erikson


/s/ Gary L. Forbes                  Director
----------------------------
Gary L. Forbes


/s/ A.R. Ginn                       Director
----------------------------
A.R. Ginn


/s/ W.B. Pieper                     Director
----------------------------
W.B. Pieper


                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, A. R. Ginn, certify that:

         1. I have reviewed this annual report on Form 10-K of NCI Building Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 31, 2003
                                        /s/ A.R. Ginn
                                        -------------------------------------
                                        A. R. Ginn
                                        Chairman of the Board



                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Johnie Schulte, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of NCI Building Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 31, 2003

                                     /s/ Johnie Schulte, Jr.
                                     -----------------------------------------
                                     Johnie Schulte, Jr.
                                     President and Chief Executive Officer



                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Robert J. Medlock, certify that:

         1. I have reviewed this annual report on Form 10-K of NCI Building Systems, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 31, 2003
                                       /s/ Robert J. Medlock
                                       --------------------------------------
                                       Robert J. Medlock
                                       Executive Vice President
                                       and Chief Financial Officer



                            CERTIFICATION PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

I, A. R. Ginn, certify that:

         1. I have reviewed this periodic report on Form 10-K of NCI Building Systems, Inc.;

         2.       This annual report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  January 31, 2003
                                       /s/ A.R. Ginn
                                       ---------------------------------------
                                       A. R. Ginn
                                       Chairman of the Board

                            CERTIFICATION PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

I, Johnie Schulte, Jr., certify that:

         1. I have reviewed this periodic report on Form 10-K of NCI Building Systems, Inc.;

         2.       This annual report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  January 31, 2003
                                       /s/ Johnie Schulte, Jr.
                                       ----------------------------------------
                                       Johnie Schulte, Jr.
                                       President and Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

I, Robert J. Medlock, certify that:

         1. I have reviewed this periodic report on Form 10-K of NCI Building Systems, Inc.;

         2.       This annual report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3 The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date:  January 31, 2003
                                       /s/ Robert J. Medlock
                                       ----------------------------------------
                                       Robert J. Medlock
                                       Executive Vice President
                                       and Chief Financial Officer

                           NCI BUILDING SYSTEMS, INC.

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)




                                                             ADDITIONS
                                            BALANCE AT        CHARGED                              BALANCE
                                            BEGINNING       TO COSTS AND                            AT END
              DESCRIPTION                   OF PERIOD         EXPENSES       DEDUCTIONS (1)       OF PERIOD
--------------------------------------   ---------------   ---------------   ---------------   ---------------

Year ended November 2, 2002:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ..........   $         3,862   $         3,300   $         1,502   $         5,660

Year ended October 31, 2001:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ..........   $         3,656   $         2,396   $         2,190   $         3,862

Year ended October 31, 2000:
   Reserves and allowances
   deducted from asset accounts:
   Allowance for uncollectible
   accounts and backcharges ..........   $         3,309   $         2,645   $         2,298   $         3,656


----------
(1)      Uncollectible accounts, net of recoveries.

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                            DESCRIPTION
        *3.1      Restated Certificate of Incorporation, as amended through
                  September 30, 1998

        *3.2      Amended and Restated By-Laws, as amended through May 30, 2002

         4.1      Form of certificate representing shares of NCI's common stock
                  (filed as Exhibit 1 to NCI's registration statement on Form
                  8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

         4.2      Credit Agreement, dated September 13, 2002 (the "Credit
                  Agreement"), by and among NCI, Bank of America, N.A., as administrative agent ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein
                  (filed as Exhibit 4.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

         4.3 Guaranty, dated September 13, 2002, by and among BOA and all of NCI's domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

         4.4 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on
                  Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

         4.5      Note Pledge Agreement, dated May 5, 1998, between NCI and BOA
                  (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

         4.6      Rights Agreement, dated June 24, 1998, between NCI and Harris
                  Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July
                  9, 1998 and incorporated by reference herein)

         4.7 First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as
                  Exhibit 3 to NCI's registration statement on Form 8-A,
                  Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

        *10.1     Amended and Restated Employment Agreement, dated January 29,
                  2003, between NCI and Johnie Schulte, Jr.

         10.2 Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May
                  24, 2001 and December 6, 2001

         10.3     Stock Option Plan, as amended and restated on December 14,
                  2000 (filed as Exhibit 10.4 to NCI's Annual Report on Form
                  10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

         10.4     Form of Nonqualified Stock Option Agreement (filed as Exhibit
                  10.5 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

         10.5     Form of Incentive Stock Option Agreement (filed as Exhibit
                  10.6 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

        *10.6     2003 Long-Term Stock Incentive Plan

         10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

        *10.8 Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002

        *10.9 Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr.

        *10.10 Supplemental Benefit Agreement, dated December 13, 2002, between NCI and Johnie Schulte

        *10.11 Split-Dollar Life Insurance Agreement, dated February 1, 1996, between NCI and Fredrick D. Koetting

        *10.12 Split-Dollar Life Insurance Agreement, dated October 13, 1998, between NCI and Karen Rene Rosales, trustee of the Schulte
                  Investment Trust

        *10.13    Form of Metal Building Components, L.P. (formerly, MBCI
                  Operating, L.P.) ("MBC") and NCI Group, L.P. (formerly, Metal
                  Coaters Operating, L.P.) ("NCI Group") Management Incentive
                  Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox

        *10.14    Form of MBC and NCI Group Long-Term Management Incentive Plan
                  (as amended through December 12, 2002) in effect for A.R.
                  Ginn, Jr. and Kenneth W. Maddox

         10.15    Form of Metallic Builder Agreement (filed as Exhibit 10.10 to
                  NCI's registration statement no. 33-45612 and incorporated by reference herein)

         10.16    Form of A&S Builder Agreement (filed as Exhibit 10.17 to NCI's
                  Annual Report on Form 10-K for the fiscal year ended October
                  31, 1992 and incorporated by reference herein)

         10.17    Stock Purchase Agreement, dated March 25, 1998, by and among
                  BTR Australia Limited and NCI, and joined therein for certain purposes by BTR plc (filed as Exhibit 2.1 to NCI's Current
                  Report on Form 8-K dated May 19, 1998 and incorporated by reference herein)

         10.18    Letter Agreement, dated May 4, 1998, by and among NCI, BTR
                  Australia Limited and BTR plc, amending the Stock Purchase
                  Agreement (filed as Exhibit 2.2 to NCI's Current Report on
                  Form 8-K dated May 19, 1998 and incorporated by reference herein)

         10.19    Note Purchase Agreement, dated April 30, 1999, by and among
                  NCI, the guarantors named therein, Warburg Dillon Read LLC,
                  Montgomery NationsBanc Securities LLC, First Union Capital
                  Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit
                  10.18 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

         10.20    Registration Rights Agreement, dated May 5, 1999, by and among
                  NCI, the guarantors named therein, Warburg Dillon Read LLC,
                  Montgomery NationsBanc Securities LLC, First Union Capital
                  Markets Corp. and Bear, Stearns & Co. Inc. (filed as Exhibit
                  10.19 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

         10.21 Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as
                  Exhibit 10.20 to NCI's registration statement no. 333-80029 and incorporated by reference herein)

         10.22    Agreement Regarding Retirement, dated July 31, 2000, between
                  NCI and C.A. Rundell, Jr. (filed as Exhibit 10.15 to NCI's
                  Annual Report on Form 10-K/A for the fiscal year ended October
                  31, 2000 and incorporated by reference herein)

        *13 2002 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2002 Annual Report to
                  Shareholders is not to be deemed filed as part of this Form
                  10-K.

         *21      List of Subsidiaries

         *23.1    Consent of Independent Auditors

         *23.2    Report of Independent Auditors

----------
*        Filed herewith