Form 10-Q
period 2003-02-01
NCI BUILDING SYSTEMS INC
filed 2003-03-18
CIK 883902

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: February 1, 2003
                       ----------------

COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                         76-0127701
-------------------------------                         -------------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
              Houston, TX                                     77064
----------------------------------------                 ---------------
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


Common Stock, $.01 Par Value--18,731,108 shares as of February 1, 2003

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

================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                                                                PAGE
Item 1.           Financial Statements

                  Consolidated balance sheets                                                                     1
                  February 1, 2003 and November 2, 2002

                  Consolidated statements of income                                                               2
                  Fiscal three months ended February 1, 2003 and February 2, 2002

                  Condensed consolidated statements of cash flows                                                 3
                  Fiscal three months ended February 1, 2003 and February 2, 2002

                  Notes to condensed consolidated financial statements                                          4-7
                  February 1, 2003

Item 2.           Management's Discussion and Analysis of Financial                                            8-12
                  Condition and Results of Operations


                           PART II - OTHER INFORMATION


                                                                                                               PAGE
Item 1.           Legal Proceedings                                                                              13

Item 6.           Exhibits and Reports on Form 8-K                                                               13

SIGNATURES AND CERTIFICATIONS                                                                                 14-18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      February 1,       November 2,
                                                                         2003               2002
                                                                    ---------------    ---------------
                                                                      (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents .............................   $         6,563    $         9,530
          Accounts receivable, net ..............................            80,174             94,956
          Inventories ...........................................            73,214             68,445
          Deferred income taxes .................................             7,448              7,448
          Prepaid expenses ......................................             8,171              6,129
                                                                    ---------------    ---------------

          Total current assets ..................................           175,570            186,508

Property, plant and equipment, net ..............................           203,558            205,334

Excess of costs over fair value of acquired net assets ..........           318,247            318,247
Other assets ....................................................            10,983             11,176
                                                                    ---------------    ---------------

Total assets ....................................................   $       708,358    $       721,265
                                                                    ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt .....................   $         6,250    $         6,250
          Accounts payable ......................................            49,581             49,012
          Accrued compensation and benefits .....................            17,929             22,418
          Other accrued expenses ................................            26,188             28,671
                                                                    ---------------    ---------------

          Total current liabilities .............................            99,948            106,351
                                                                    ---------------    ---------------

Long-term debt, noncurrent portion ..............................           279,788            291,050
Deferred income taxes ...........................................            20,405             20,405

Shareholders' equity:
          Common stock ..........................................               187                187
          Additional paid-in capital ............................            98,525             97,903
          Retained earnings .....................................           209,530            205,688
          Treasury stock ........................................               (25)              (319)
                                                                    ---------------    ---------------

          Total shareholders' equity ............................           308,217            303,459
                                                                    ---------------    ---------------

Total liabilities and shareholders' equity ......................   $       708,358    $       721,265
                                                                    ===============    ===============


     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           Fiscal Three Months Ended
                                                                     February 1, 2003      February 2, 2002
                                                                    ------------------    ------------------
Sales ...........................................................   $          207,864    $          228,565

Cost of sales ...................................................              163,983               183,020
                                                                    ------------------    ------------------

      Gross profit ..............................................               43,881                45,545

Selling, general and administrative expenses ....................               32,377                34,306
                                                                    ------------------    ------------------

       Income from operations ...................................               11,504                11,239

Interest expense ................................................               (5,127)               (6,150)

Other income (expense), net .....................................                   81                  (189)
                                                                    ------------------    ------------------

Income before income taxes and cumulative effect of
       change in accounting principle ...........................                6,458                 4,900

Provision for income taxes ......................................                2,616                 1,810
                                                                    ------------------    ------------------

Income before cumulative effect of
     change in accounting principle .............................                3,842                 3,090

Cumulative effect of change in accounting
     principle, net of tax ......................................                   --               (65,087)
                                                                    ------------------    ------------------

Net income (loss) ...............................................   $            3,842    $          (61,997)
                                                                    ==================    ==================
Income (loss) per share:

Basic:

Income before cumulative effect of change
     in accounting principle ....................................   $             0.21    $             0.17

Cumulative effect of change in accounting
     principle, net of tax ......................................                   --                 (3.56)
                                                                    ------------------    ------------------

Net income (loss) ...............................................   $             0.21    $            (3.39)
                                                                    ==================    ==================

Diluted:

Income before cumulative effect of change
     in accounting principle ....................................   $             0.20    $             0.17

Cumulative effect of change in accounting
     principle, net of tax ......................................                   --                 (3.54)
                                                                    ------------------    ------------------

Net income (loss) ...............................................   $             0.20    $            (3.37)
                                                                    ==================    ==================

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       Fiscal Three Months Ended
                                                                                  February 1, 2003      February 2, 2002
                                                                                 ------------------    ------------------
Cash flows from operating activities:

       Net income (loss) .....................................................   $            3,842    $          (61,997)

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Cumulative effect of change in
                 accounting principle, net of tax ............................                   --                65,087

             Depreciation and amortization ...................................                5,926                 6,311

             Gain on sale of fixed assets ....................................                   (3)                   --

             Provision for doubtful accounts .................................                  292                   874

             Deferred income tax benefit .....................................                   --                   (15)

             Changes in working capital:

                 Current assets ..............................................                7,679                13,291

                 Current liabilities .........................................               (6,177)              (16,688)
                                                                                 ------------------    ------------------

       Net cash provided by operating activities .............................               11,559                 6,863
                                                                                 ------------------    ------------------


Cash flows from investing activities:

             Purchase of property, plant and equipment .......................               (3,880)               (1,795)

             Other ...........................................................                  (74)                    7
                                                                                 ------------------    ------------------

       Net cash used in investing activities .................................               (3,954)               (1,788)
                                                                                 ------------------    ------------------


Cash flows from financing activities:

             Proceeds from stock options exercised ...........................                  690                   276

             Net payments on revolving lines of credit .......................               (9,700)              (10,850)

             Payments on long-term debt ......................................               (1,562)              (11,250)
                                                                                 ------------------    ------------------

       Net cash used in financing activities .................................              (10,572)              (21,824)
                                                                                 ------------------    ------------------

Net decrease in cash and cash equivalents ....................................   $           (2,967)   $          (16,749)
                                                                                 ==================    ==================


See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 1, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three months ended February 1, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2003.

During fiscal 2002, the Company adopted a revised accounting calendar, which incorporates a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002, filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                                              February 1,         November 2,
                                                                 2003                2002
                                                          ------------------   ------------------
                                                                       (in thousands)
Raw materials .........................................   $           54,856   $           49,064
Work in process and finished goods ....................               18,358               19,381
                                                          ------------------   ------------------
                                                          $           73,214   $           68,445
                                                          ==================   ==================


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

NOTE 4 - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to each reporting unit's carrying value. The Company completed the first step during the second quarter of fiscal 2002, which indicated that goodwill recorded in the metal building components segment was impaired as of November 1, 2001. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $67.4 million ($65.1 million after tax effect of $2.3 million) was recognized as a cumulative effect of a change in accounting principle. Accordingly, the first quarter of fiscal 2002 results were restated to reflect the change in accounting principle in accordance with the transition provisions of SFAS No. 142.

NOTE 5 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                                     Fiscal Three Months Ended
                                                                February 1, 2003     February 2, 2002
                                                               ------------------   ------------------
                                                                (in thousands, except per share data)
Income before cumulative effect of change in
         accounting principle ..............................   $            3,842   $            3,090
Cumulative effect of change in accounting
         principle, net of tax .............................                   --              (65,087)
                                                               ------------------   ------------------

Net income (loss) ..........................................   $            3,842   $          (61,997)
                                                               ==================   ==================

Weighted average common shares outstanding .................               18,694               18,303
        Add:  Common stock equivalents
              Stock options ................................                  238                   97
                                                               ------------------   ------------------
Weighted average common shares
        outstanding, assuming dilution .....................               18,932               18,400
                                                               ==================   ==================

Income (loss) per share:

Basic:
Income before cumulative effect of change in
         accounting principle ..............................   $             0.21   $             0.17

 Cumulative effect of change in accounting
          principle, net of tax ............................                   --                (3.56)
                                                               ------------------   ------------------
 Net income (loss) .........................................   $             0.21   $            (3.39)
                                                               ==================   ==================

Diluted:
Income before cumulative effect of change in
        accounting principle ...............................   $             0.20   $             0.17

 Cumulative effect of change in accounting
        principle, net of tax ..............................                   --                (3.54)
                                                               ------------------   ------------------
Net income (loss) ..........................................   $             0.20   $            (3.37)
                                                               ==================   ==================

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Extraordinary treatment is required for certain extinguishments as provided in Accounting Principles Board ("APB") No. 30, Reporting the Results of Operations. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. The Company adopted SFAS No. 145 as of November 3, 2002. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Adoption of SFAS No. 145 did not impact the periods presented in the consolidated statements of income included in this Form 10-Q.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

During November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption will have a significant impact on the Company's financial position and results of operations.

During November 2002, the EITF reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 discusses how a customer should account for consideration received from a vendor. The consensus is applicable to all fiscal periods beginning after December 15, 2002, with early application permitted if there would be no net income statement impact to prior periods presented. The Company adopted EITF Issue No. 02-16 effective November 3, 2002, and such adoption did not have a significant impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the provisions of SFAS No. 148 relating to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. The Company will adopt the disclosure provisions of SFAS No. 148 during the second quarter of fiscal 2003.

NOTE 7 - CONTINGENCIES

The Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the first three months of fiscal 2003, the Company purchased approximately 64% of its steel requirements from these two suppliers. The Company does not maintain an inventory of steel in excess of its current production requirements. Should both companies cease operations, essential supply of primary raw materials could be temporarily interrupted. The Company believes that its other primary steel supplier, U.S. Steel, and other suppliers can meet its demand for steel if its supply from Bethlehem Steel and/or National Steel is interrupted.

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. The Company and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. From a procedural standpoint, the consolidated lawsuit is at a very early stage. Pending a ruling on the Motion to Dismiss, discovery has not yet commenced. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

The Company is involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. The Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.


             [THE REMAINDER OF THIS PAGE WAS LEFT INTENTIALLY BLANK]

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

Intersegment sales are based on weighted average costs, and consist primarily of products and services provided to the engineered buildings segment by the components segment, including painting and coating of hot rolled and light gauge material. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer.

Financial data for the prior period has been reclassified to conform to the current presentation.

                                                                       FISCAL THREE MONTHS ENDED
                                                            FEBRUARY 1, 2003                  FEBRUARY 2, 2002
                                                     ------------------------------    ------------------------------
                                                                (in thousands, except for percentages)
                                                                                 %                                  %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems .................   $      70,430               34    $      76,481               33
     Metal building components ...................         137,434               66          152,084               67
     Intersegment sales ..........................          11,251                5            8,443                4
     Corporate/eliminations ......................         (11,251)              (5)          (8,443)              (4)
                                                     -------------    -------------    -------------    -------------
          Total net sales ........................   $     207,864              100    $     228,565              100
                                                     =============    =============    =============    =============
OPERATING INCOME:
     Engineered building systems .................   $       4,757                7    $       6,438                8
     Metal building components ...................          12,655                9           11,145                7
     Corporate expenses ..........................          (5,908)              --           (6,344)              --
                                                     -------------    -------------    -------------    -------------
          Total operating income .................   $      11,504                6    $      11,239                5
                                                     =============    =============    =============    =============
TOTAL ASSETS: (*)
     Engineered building systems .................   $     202,591               29    $     196,311               27
     Metal building components ...................         463,123               65          496,693               67
     Corporate/eliminations ......................          42,644                6           43,012                6
                                                     -------------    -------------    -------------    -------------
          Total assets ...........................   $     708,358              100    $     736,016              100
                                                     =============    =============    =============    =============

* Total assets at February 2, 2002 were restated to reflect the goodwill impairment of $67.4 million recorded in the metal building components segment and goodwill was reclassified from corporate to the engineered building systems and metal building components segments in accordance with the transition provisions of SFAS No. 142.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED FEBRUARY 1, 2003 COMPARED TO FISCAL THREE MONTHS ENDED FEBRUARY 2, 2002

Consolidated sales for the three months ended February 1, 2003 decreased by $20.7 million, or 9%, compared to the first three months of fiscal year 2002. Sales were down due to a continued slowdown in nonresidential construction. The metal construction industry has experienced declines in the past years and this trend has continued into fiscal 2003. The Company has been able to outperform its competitors in the metal construction industry, in spite of the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn.

Engineered Building Systems' sales were down 8%, to $70.4 million, compared to sales of $76.5 million in the previous year's first three months, due to the industry decline in nonresidential construction. There has been an overall decline in larger, more expensive projects and increased smaller, more complex projects. Incoming orders for engineered building systems are down 5% compared to the first three months of fiscal 2002. Although orders are lower, quote activity is up considerably during the same period. With the current economic uncertainty, however, projects are not being converted to orders at the same rate. The Company believes that the metal construction industry generally has experienced a similar slowdown in order activity. Engineered building systems accounted for 34% of total consolidated sales in the first three months of fiscal 2003 compared to 33% in the first three months of fiscal 2002.

Operating income of engineered building systems segment declined in the first three months of fiscal 2003 by 26%, to $4.8 million, compared to $6.4 million in the prior year's period. This decline resulted from lower selling prices due to competition, higher cost of engineering and drafting due to an increase in the complexity of orders and sales volume impact on fixed costs. As a percent of sales, operating income in the first three months of fiscal 2003 was 7% compared to 8% in the first three months of fiscal 2002.

Metal Building Components' sales decreased by 10%, to $137.4 million, in the first three months of fiscal 2003 compared to $152.1 million in the prior year's period. The decline in sales was due to the overall decline in the metal construction industry and a reduction in sales of roll-up doors and self-storage facilities. This segment accounted for 66% of consolidated sales in the first three months of fiscal 2003 compared to 67% in the first three months of fiscal 2002.

Operating income of the metal building components segment increased in the first three months of fiscal 2003 by 14%, to $12.7 million, compared to $11.1 million in the prior year's period. The increase was due primarily to improved gross profit margins, lower health care expenses, lower property taxes and reduced bad debt expense.

Selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, decreased 6%, to $32.4 million in the first three months of fiscal 2003 compared to $34.3 million in the prior year's period. This decrease was mainly attributable to lower health care expenses and lower property taxes. As a percent of sales, selling, general and administrative expenses for the first three months of fiscal 2003 were 16% compared to 15% for the first three months of fiscal 2002.

Interest expense for the first three months of fiscal 2003 decreased by 17%, to $5.1 million compared to $6.2 million in the prior year's period. This decline was primarily due to a decrease in outstanding debt for the period offset by a slight increase in rates due to the higher margin cost included in the refinancing.

LIQUIDITY AND CAPITAL RESOURCES

At February 1, 2003, the Company had working capital of $75.6 million compared to $80.2 million at the end of fiscal 2002. This decline resulted primarily from a reduction of $14.8 million in trade accounts receivable, reflecting the lower sales volume, offset by an increase of $4.8 million in inventory and a decrease of $4.5 million in accrued compensation and benefits. During the first three months of fiscal 2003, the Company generated cash flow from operations of $11.6 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $3.9 million and repay $11.3 million in debt under the Company's senior credit facilities.

On September 15, 2002, the Company had a senior credit facility with a syndicate of banks, which consisted of (i) a five-year revolving credit facility of up to $200 million (outstanding balance of $83.8 million at September 15, 2002), (ii) a five-year term loan facility in the original principal amount of $200 million (outstanding balance of $50.0 million at September 15, 2002) and (iii) a $40 million term note (outstanding balance of $34.1 million at September 15, 2002).

On September 16, 2002, the Company completed a $250 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full the then existing credit facility. The new facility includes a $125 million, five-year revolving loan maturing on September 15, 2007 and a $125 million, six-year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million each quarter beginning in December 2002 with a final payment of $89.1 million at maturity.

The new senior credit facility is secured by security interests in (1) accounts receivable, inventory and equipment and related assets such as software, chattel paper, instruments and contract rights of the Company (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of the direct and indirect operating domestic subsidiaries of the Company.

Under the most restrictive of the covenants limiting the Company's ability to pay cash dividends and repurchase capital stock, the Company had available approximately $5 million to use for those purposes at February 1, 2003.

The new senior credit agreement includes covenants, which, among other things, limit certain debt ratios and require minimum interest coverage and the maintenance of a minimum net worth. The new senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness.

Borrowings under the new senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the new senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations and conditions. These prepayments must first be applied to the term loan and then to the reduction of the revolving commitment. The Company also is required to reduce the revolving commitment by $25 million if it issues an additional series of its senior subordinated notes due May 1, 2009, and in any event by December 31, 2005.

Loans on the new senior credit facility bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company's leverage ratio and ranges from 1.0% to 1.75% on the revolving loan and from 2.0% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company's leverage ratio and ranges from 2.0% to 2.75% on the revolving loan and from 3.0% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.25% on base rate loans and 2.25% on LIBOR loans under the revolving loan and a margin of 2.0% on base rate loans and 3.0% on LIBOR loans under the term loan during the second quarter of fiscal 2003.

At February 1, 2003, the Company had approximately $82.6 million in unused borrowing capacity (net of letters of credit outstanding of $4.8 million) under the new senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

In addition, the Company has outstanding $125 million of unsecured senior subordinated notes, which mature on May 1, 2009. The notes bear interest at 9.25%. The indenture governing the Company's senior subordinated notes includes covenants, which, among other things, limit the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness.

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

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for planned capital expenditures of approximately $19 million, which include $8 million for the announced new frame facility in Tennessee, and the amount of increased working capital necessary to support expected growth. Based on the current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. At February 1, 2003, the Company had approximately $82.6 million (net of outstanding letters of credit of $4.8 million) in unused borrowing available under its senior credit facility, subject to compliance with the terms of these facilities.

MARKET RISK DISCLOSURE

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At February 1, 2003, the Company had $161.0 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective November 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Refer to Note 4 of the condensed consolidated financial statements for additional discussion of the adoption of SFAS No. 142.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 will generally require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Extraordinary treatment is required for certain extinguishments as provided in Accounting Principles Board ("APB") No. 30, Reporting the Results of Operations. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. The Company adopted SFAS No. 145 as of November 3, 2002. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Adoption of SFAS No. 145 did not impact the periods presented in the consolidated statements of income in this Form 10-Q.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect that the adoption of the statement will have a significant impact on the Company's financial position and results of operations.

During November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption will have a significant impact on the Company's financial position and results of operations.

During November 2002, the EITF reached a consensus on EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor. EITF Issue No. 02-16 discusses how a customer should account for consideration received from a vendor. The consensus is applicable to all fiscal periods beginning after December 15, 2002, with early application permitted if there would be no net income statement impact to prior periods presented. The Company does not expect that the adoption will have a significant impact on the Company's financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the provisions of SFAS No. 148 relating to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. The Company will adopt the disclosure provisions of SFAS No. 148 during the second quarter of fiscal 2003.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.



             [THE REMAINDER OF THIS PAGE WAS LEFT INTENTIALLY BLANK]

                           NCI BUILDING SYSTEMS, INC.


                           PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. The Motion to Dismiss is currently pending before the court. The Company and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. From a procedural standpoint, the consolidated lawsuit is at a very early stage. Pending a ruling on the Motion to Dismiss, discovery has not yet commenced. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

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


                                           NCI BUILDING SYSTEMS, INC.
                                           --------------------------
                                           (Registrant)


Date: March 18, 2003                       By:  /s/ Robert J. Medlock
                                              ----------------------------------
                                              Robert J. Medlock
                                              Executive Vice President and
                                              Chief Financial Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

                                    /s/ A.R. Ginn
                                    --------------------------------------------
                                    A. R. Ginn
                                    Chairman of the Board

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

                                   /s/ Johnie Schulte, Jr.
                                   ---------------------------------------------
                                   Johnie Schulte, Jr.
                                   President and Chief Executive Officer

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

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

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

Date: March 18, 2003

                                       /s/ A.R. Ginn
                                       -----------------------------------------
                                       A. R. Ginn
                                       Chairman of the Board


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

Date: March 18, 2003

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

                            CERTIFICATION PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

I, Robert J. Medlock, certify that:

         1. I have reviewed this periodic report on Form 10-Q of NCI Building Systems, Inc.;

         2.       This quarterly report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         3 The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of NCI Building Systems, Inc.

Date: March 18, 2003

                                       /s/ Robert J. Medlock
                                       -----------------------------------------
                                       Robert J. Medlock
                                       Executive Vice President and
                                       Chief Financial Officer