Form 10-K/A
period 2002-11-02
NCI BUILDING SYSTEMS INC
filed 2003-05-16
CIK 883902

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended November 2, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  Yes   X    No
                                              -----     -----

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

================================================================================

                                EXPLANATORY NOTE


         This Amendment on Form 10-K/A constitutes Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended November 2, 2002, which was previously filed with the SEC on January 31, 2003 (the "Annual Report"), of NCI Building Systems, Inc. We are filing this amendment to amend in its entirety the disclosure set forth in Item 14. We are also amending the Annual Report to include as Exhibits the Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in accordance with the interim guidance provided by the SEC.

         This Amendment amends only the items of the Annual Report specified above and amends those items solely to reflect the changes described above. This Amendment does not otherwise update the disclosures in the Annual Report as originally filed and does not reflect events occurring after the original filing of the Annual Report on January 31, 2003.


                                TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
PART III
    Item 14.      Controls and Procedures.................................................................1

    Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................1

SIGNATURES AND CERTIFICATIONS.............................................................................4-7



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

                                    PART III


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

               3.   Exhibits

              *3.1 Restated Certificate of Incorporation, as amended through September 30, 1998

              *3.2 Amended and Restated By-Laws, as amended through May 30, 2002

               4.1 Form of certificate representing shares of NCI's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

               4.2 Credit Agreement, dated September 13, 2002 (the "Credit Agreement"), by and among NCI, Bank of America, N.A, as administrative agent ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

               4.3 Guaranty, dated September 13, 2002, by and among BOA and all of NCI's domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

               4.4 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

               4.5 Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

               4.6 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein))

               4.7 First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as
                    Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

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

             *10.6  2003 Long-Term Stock Incentive Plan

              10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

             *10.8 Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002)

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

             *21    List of Subsidiaries

             *23.1  Consent of Independent Auditors

             *23.2  Report of Independent Auditors

            **99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

            **99.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

            **99.3 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)


------------------------

*    Previously filed

**   Filed herewith

          (b)  Reports on Form 8-K.

               None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of May, 2003.

                                NCI BUILDING SYSTEMS, INC.

                                By:   /s/ Robert J. Medlock
                                     -------------------------------------------
                                     Robert J. Medlock, Executive Vice President
                                     and Chief Financial Officer

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, A. R. Ginn, certify that:

         1. I have reviewed this annual report on Form 10-K/A of NCI Building Systems, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 16, 2003
                                   /s/ A.R. Ginn
                                   ---------------------------------------------
                                   A. R. Ginn
                                   Chairman of the Board

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Johnie Schulte, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K/A of NCI Building Systems, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 16, 2003

                                   /s/ Johnie Schulte, Jr.
                                   ---------------------------------------------
                                   Johnie Schulte, Jr.
                                   President and Chief Executive Officer

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)

I, Robert J. Medlock, certify that:

         1. I have reviewed this annual report on Form 10-K/A of NCI Building Systems, Inc.;

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 16, 2003
                                   /s/ Robert J. Medlock
                                   ---------------------------------------------
                                   Robert J. Medlock
                                   Executive Vice President and Chief
                                   Financial Officer

                                INDEX TO EXHIBITS


              *3.1 Restated Certificate of Incorporation, as amended through September 30, 1998

              *3.2 Amended and Restated By-Laws, as amended through May 30, 2002

               4.1 Form of certificate representing shares of NCI's common stock (filed as Exhibit 1 to NCI's registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

               4.2 Credit Agreement, dated September 13, 2002 (the "Credit Agreement"), by and among NCI, Bank of America, N.A, as administrative agent ("BOA"), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

               4.3 Guaranty, dated September 13, 2002, by and among BOA and all of NCI's domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

               4.4 Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

               4.5 Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI's Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

               4.6 Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI's registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein))

               4.7 First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as
                    Exhibit 3 to NCI's registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

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

              *10.6 2003 Long-Term Stock Incentive Plan

               10.7 401(k) Profit Sharing Plan (filed as Exhibit 4.1 to NCI's registration statement no. 33-52078 and incorporated by reference herein)

             *10.8 Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002)

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

             *21    List of Subsidiaries

              *23.1 Consent of Independent Auditors

              *23.2 Report of Independent Auditors

             **99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

             **99.2 Certifications pursuant to Section 1350 of Chapter 63 of
                    Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

             **99.3 Certifications pursuant to Section 1350 of Chapter 63 of
                    Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)


-------------------------

*    Previously filed

**   Filed herewith