Form 10-Q/A
period 2003-02-01
NCI BUILDING SYSTEMS INC
filed 2003-05-16
CIK 883902

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  February 1, 2003
                        ----------------

COMMISSION FILE NUMBER:  1-14315
                         -------

                           NCI BUILDING SYSTEMS, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                         76-0127701
 ------------------------------                           ---------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)


     10943 N. Sam Houston Parkway W.
              Houston, TX                                      77064
 --------------------------------------                       --------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


                                 (281) 897-7788
               --------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


               --------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

Common Stock, $.01 Par Value--18,731,108 shares as of February 1, 2003
----------------------------------------------------------------------

                                EXPLANATORY NOTE


                  This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 2003, which was previously filed with the Securities and Exchange Commission on March 18, 2003 (the "Quarterly Report"), of NCI Building Systems, Inc. We are filing this Amendment to add the disclosure set forth in Part I, Item 4. We are also amending the Quarterly Report to include as Exhibits the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002 in accordance with the interim guidance provided by the Securities and Exchange Commission.

                  This Amendment amends only the items of the Quarterly Report specified above and amends those items solely to reflect the changes described above. This Amendment does not otherwise update the disclosures in the Quarterly Report as originally filed and does not reflect events occurring after the original filing of the Quarterly Report on March 18, 2003.



                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                                                                Page
                                                                                                                ----

       Item 4.    Controls and Procedures.........................................................................1


                           PART II - OTHER INFORMATION

                                                                                                                Page
                                                                                                                ----


       Item 6.    Exhibits and Reports on Form 8-K................................................................1

       SIGNATURES AND CERTIFICATIONS............................................................................2-5


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

                           NCI BUILDING SYSTEMS, INC.

                         PART I - FINANCIAL INFORMATION


ITEM 4.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

            99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

            99.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

            99.3 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

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

                               NCI BUILDING SYSTEMS, INC.
                               --------------------------
                               (Registrant)


Date:   May 16, 2003           By:  /s/ Robert J. Medlock
                                    --------------------------------------------
                                    Robert J. Medlock
                                    Executive Vice President and Chief
                                    Financial Officer

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)


I, A. R. Ginn, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of NCI Building Systems, Inc.;

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

Date:  May 16, 2003

                                   /s/ A.R. Ginn
                                   ---------------------------------------------
                                   A. R. Ginn
                                   Chairman of the Board

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)


I, Johnie Schulte, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of NCI Building Systems, Inc.;

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

Date:  May 16, 2003

                                         /s/ Johnie Schulte, Jr.
                                         ---------------------------------------
                                         Johnie Schulte, Jr.
                                         President and Chief Executive Officer

                    CERTIFICATION PURSUANT TO RULE 13a-14(b)


I, Robert J. Medlock, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of NCI Building Systems, Inc.;

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

Date:  May 16, 2003

                                /s/ Robert J. Medlock
                                ------------------------------------------------
                                Robert J. Medlock
                                Executive Vice President and Chief
                                Financial Officer

                                INDEX TO EXHIBITS

         99.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

         99.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

         99.3 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)