Form 10-Q
period 2003-05-03
NCI BUILDING SYSTEMS INC
filed 2003-06-17
CIK 883902

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  May 3, 2003
                        -----------

COMMISSION FILE NUMBER:  1-14315
                         -------


                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Delaware                                            76-0127701
-------------------------------                         ------------------------
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
            Houston, TX                                         77064
----------------------------------------                ------------------------
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

Common Stock, $.01 Par Value--18,774,554 shares as of May 3, 2003

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


================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION



                                                                                                               PAGE
Item 1.           Financial Statements

                  Consolidated balance sheets
                  May 3, 2003 and November 2, 2002                                                                1

                  Consolidated statements of income
                  Fiscal three months ended May 3, 2003 and May 4, 2002                                           2

                  Consolidated statements of income
                  Fiscal six months ended May 3, 2003 and May 4, 2002                                             3

                  Condensed consolidated statements of cash flows
                  Fiscal six months ended May 3, 2003 and May 4, 2002                                             4

                  Notes to condensed consolidated financial statements
                  May 3, 2003                                                                                   5-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                         10-16

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                     17

Item 4.           Controls and Procedures                                                                        17

                           PART II - OTHER INFORMATION

                                                                                                               PAGE

Item 1.           Legal Proceedings                                                                              18

Item 4.           Submission of Matters to a Vote of Security Holders                                            19

Item 6.           Exhibits and Reports on Form 8-K                                                               19

SIGNATURES AND CERTIFICATIONS                                                                                 20-23

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                May 3,         November 2,
                                                                                 2003             2002
                                                                             -------------    -------------
                                                                              (Unaudited)
ASSETS

Current assets:
          Cash and cash equivalents ......................................   $       8,455    $       9,530
          Accounts receivable, net .......................................          81,717           94,956
          Inventories ....................................................          68,610           68,445
          Deferred income taxes ..........................................           7,448            7,448
          Prepaid expenses ...............................................           8,398            6,129
                                                                             -------------    -------------

          Total current assets ...........................................         174,628          186,508

Property, plant and equipment, net .......................................         201,463          205,334

Excess of costs over fair value of acquired net assets ...................         318,247          318,247
Other assets .............................................................          11,587           11,176
                                                                             -------------    -------------

Total assets .............................................................   $     705,925    $     721,265
                                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Current portion of long-term debt ..............................   $       6,250    $       6,250
          Accounts payable ...............................................          45,946           49,012
          Accrued compensation and benefits ..............................          16,635           22,418
          Other accrued expenses .........................................          19,725           28,671
                                                                             -------------    -------------

          Total current liabilities ......................................          88,556          106,351
                                                                             -------------    -------------

Long-term debt, noncurrent portion .......................................         285,825          291,050
Deferred income taxes ....................................................          20,405           20,405

Shareholders' equity:
          Common stock ...................................................             188              187
          Additional paid-in capital .....................................          99,542           97,903
          Retained earnings ..............................................         211,548          205,688
          Treasury stock .................................................            (139)            (319)
                                                                             -------------    -------------

          Total shareholders' equity .....................................         311,139          303,459
                                                                             -------------    -------------

Total liabilities and shareholders' equity ...............................   $     705,925    $     721,265
                                                                             =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Fiscal Three Months Ended
                                                            May 3, 2003      May 4, 2002
                                                           -------------    -------------
Sales ..................................................   $     199,198    $     213,224

Cost of sales ..........................................         157,598          167,705
                                                           -------------    -------------

      Gross profit .....................................          41,600           45,519

Selling, general and administrative expenses ...........          34,052           32,543
                                                           -------------    -------------

       Income from operations ..........................           7,548           12,976

Interest expense .......................................          (4,632)          (5,559)

Other income, net ......................................             622              625
                                                           -------------    -------------

       Income before income taxes ......................           3,538            8,042

Provision for income taxes .............................           1,520            3,225
                                                           -------------    -------------

Net income .............................................   $       2,018    $       4,817
                                                           =============    =============

Income per share:

       Basic ...........................................   $        0.11    $        0.26
                                                           =============    =============

       Diluted .........................................   $        0.11    $        0.26
                                                           =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              Fiscal Six Months Ended
                                                            May 3, 2003      May 4, 2002
                                                           -------------    -------------
Sales ..................................................   $     407,062    $     441,789

Cost of sales ..........................................         321,581          350,725
                                                           -------------    -------------

      Gross profit .....................................          85,481           91,064

Selling, general and administrative expenses ...........          66,429           66,849
                                                           -------------    -------------

       Income from operations ..........................          19,052           24,215

Interest expense .......................................          (9,759)         (11,709)

Other income, net ......................................             703              436
                                                           -------------    -------------

Income before income taxes and cumulative effect of
       change in accounting principle ..................           9,996           12,942

Provision for income taxes .............................           4,136            5,035
                                                           -------------    -------------

Income before cumulative effect of
     change in accounting principle ....................           5,860            7,907

Cumulative effect of change in accounting
     principle, net of tax .............................              --          (65,087)
                                                           -------------    -------------

Net income (loss) ......................................   $       5,860    $     (57,180)
                                                           =============    =============
Income (loss) per share:

Basic:

Income before cumulative effect of change
     in accounting principle ...........................   $        0.31    $        0.43

Cumulative effect of change in accounting
     principle, net of tax .............................              --            (3.54)
                                                           -------------    -------------

Net income (loss) ......................................   $        0.31    $       (3.11)
                                                           =============    =============

Diluted:

Income before cumulative effect of change
     in accounting principle ...........................   $        0.31    $        0.43

Cumulative effect of change in accounting
     principle, net of tax .............................              --            (3.51)
                                                           -------------    -------------

Net income (loss) ......................................   $        0.31    $       (3.08)
                                                           =============    =============


     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Fiscal Six Months Ended
                                                                                  May 3, 2003      May 4, 2002
                                                                                 -------------    -------------
Cash flows from operating activities:

       Net income (loss) .....................................................   $       5,860    $     (57,180)

       Adjustments to reconcile net income (loss) to net cash provided by operating activities:

             Cumulative effect of change in accounting principle,
             net of tax ......................................................              --           65,087

             Depreciation and amortization ...................................          11,893           12,624

             Gain on sale of fixed assets ....................................             (10)            (401)

             Provision for doubtful accounts .................................             965            1,494

             Deferred income tax benefit .....................................              --              (30)

             Changes in working capital:

                 Current assets ..............................................           9,840           23,749

                 Current liabilities .........................................         (17,565)         (17,816)
                                                                                 -------------    -------------

       Net cash provided by operating activities .............................   $      10,983    $      27,527
                                                                                 -------------    -------------

Cash flows from investing activities:

             Proceeds from sale of fixed assets ..............................              48            1,085

             Purchase of property, plant and equipment .......................          (7,518)          (4,118)

             Other ...........................................................            (953)          (1,549)
                                                                                 -------------    -------------

       Net cash used in investing activities .................................          (8,423)          (4,582)
                                                                                 -------------    -------------


Cash flows from financing activities:

             Proceeds from stock options exercised ...........................           1,704            2,819

             Net payments on revolving lines of credit .......................          (2,100)         (16,150)

             Payments on long-term debt ......................................          (3,125)         (22,500)

             Purchase of treasury stock ......................................            (114)              --
                                                                                 -------------    -------------

       Net cash used in financing activities .................................          (3,635)         (35,831)
                                                                                 -------------    -------------

Net decrease in cash and cash equivalents ....................................   $      (1,075)   $     (12,886)
                                                                                 =============    =============

     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   MAY 3, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year's amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal six month periods ended May 3, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2003.

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

NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                                    May 3,        November 2,
                                                     2003             2002
                                                 -------------   -------------
                                                        (in thousands)
Raw materials ................................   $      49,739   $      49,064
Work in process and finished goods ...........          18,871          19,381
                                                 -------------   -------------
                                                 $      68,610   $      68,445
                                                 =============   =============

NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into two reportable segments; engineered building systems and metal building components, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of both segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of component products or services. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements. Management evaluates segment performance based upon operating income. Intersegment sales are recorded based on weighted average costs, and consist primarily of products and services provided to the engineered building systems segment by the metal building components segment, including painting and coating of hot roll and light gauge material. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company's sales are made within the United States. Information with respect to segments is included in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

NOTE 5 - ADOPTION OF SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE"

Effective February 2, 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the provisions of SFAS No. 148 relating to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. In accordance with the terms of APB No. 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of the grant, the Company records no compensation expense for its stock option awards.

The following table provides pro forma information as if the fair value based method had been applied in measuring compensation expense (in thousands, except per share data):

                                                      Fiscal Three Months Ended     Fiscal Six Months Ended
                                                      May 3, 2003   May 4, 2002    May 3, 2003    May 4, 2002
                                                     ------------   ------------   ------------   ------------
Reported income before cumulative effect of
     change in accounting principle ..............   $      2,018   $      4,817   $      5,860   $      7,907

Pro forma compensation expense, net of tax .......            601            550          1,157          1,024
                                                     ------------   ------------   ------------   ------------
Pro forma income before cumulative effect
     of change in accounting principle ...........   $      1,417   $      4,267   $      4,703   $      6,883
                                                     ============   ============   ============   ============
Pro forma basic income per share .................   $       0.08   $       0.23   $       0.25   $       0.37

Pro forma diluted income per share ...............   $       0.08   $       0.23   $       0.25   $       0.37

NOTE 6 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

                                                   Fiscal Three Months Ended       Fiscal Six Months Ended
                                                  May 3, 2003     May 4, 2002     May 3, 2003     May 4, 2002
                                                 -------------   -------------   -------------   -------------
                                                            (in thousands, except per share data)
Income before cumulative effect of change in
     accounting principle ....................   $       2,018   $       4,817   $       5,860   $       7,907

Cumulative effect of change in accounting
     principle, net of tax ...................              --              --              --         (65,087)
                                                 -------------   -------------   -------------   -------------

Net income (loss) ............................   $       2,018   $       4,817   $       5,860   $      57,180
                                                 =============   =============   =============   =============
Weighted average common shares outstanding ...          18,778          18,493          18,736          18,398
     Add:  Common stock equivalents
           Stock options .....................             103             282             171             189
                                                 -------------   -------------   -------------   -------------
Weighted average common shares
     outstanding, assuming dilution ..........          18,881          18,775          18,907          18,587
                                                 =============   =============   =============   =============

Income (loss) per share:
Basic:
Income before cumulative effect of change in
     accounting principle ....................   $        0.11   $        0.26   $        0.31   $        0.43

Cumulative effect of change in accounting
     principle, net of tax ...................              --              --              --           (3.54)
                                                 -------------   -------------   -------------   -------------
Net income (loss) ............................   $        0.11   $        0.26   $        0.31   $       (3.11)
                                                 =============   =============   =============   =============

Diluted:

Income before cumulative effect of change in
     accounting principle ....................   $        0.11   $        0.26   $        0.31   $        0.43

Cumulative effect of change in accounting
     principle, net of tax ...................              --              --              --           (3.51)
                                                 -------------   -------------   -------------   -------------
Net income (loss) ............................   $        0.11   $        0.26   $        0.31   $       (3.08)
                                                 =============   =============   =============   =============

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 8 - CONTINGENCIES

The Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the first six months of fiscal 2003, the Company purchased approximately 60% of its steel requirements from these two suppliers and approximately 9% of its steel requirements from U.S. Steel, another of the Company's suppliers. Subsequent to the close of the second quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. The Company does not maintain an inventory of steel in excess of its current production requirements. Should any of these companies cease operations, essential supply of primary raw materials could be temporarily interrupted. The Company believes that its other steel suppliers can meet its demand for steel if its supply from any of these sources is interrupted.

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. On March 28, 2003, the United States District Court entered its order granting in part and denying in part the Motion to Dismiss. In addition, the court granted leave for the plaintiffs to further amend the complaint. On April 16, 2003, the plaintiffs filed the Plaintiffs' Second Amended Consolidated Class Action Complaint. The Company and the individual defendants deny the allegations in the Second Amended Complaint and intend to vigorously defend against the allegations contained therein. The consolidated lawsuit is at a very early stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

The Company is involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these litigations, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

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

Both segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, repair and retrofit demand and the availability and terms of financing available for construction. The reporting segments follow the same accounting policies used for the Company's consolidated financial statements.

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

Financial data for the prior period has been reclassified to conform to the current presentation.

                                                         FISCAL THREE MONTHS ENDED
                                                MAY 3, 2003                        MAY 4, 2002
                                       ------------------------------    ------------------------------
                                                  (in thousands, except for percentages)
                                                              %                                %
SALES TO OUTSIDE CUSTOMERS:
     Engineered building systems ...   $      67,713               34    $      69,253               32
     Metal building components .....         131,485               66          143,971               68
     Intersegment sales ............          10,035                5            8,907                4
     Corporate/eliminations ........         (10,035)              (5)          (8,907)              (4)
                                       -------------    -------------    -------------    -------------
          Total net sales ..........   $     199,198              100    $     213,224              100
                                       =============    =============    =============    =============

OPERATING INCOME:
     Engineered building systems ...   $       3,978                6    $       5,661                8
     Metal building components .....          10,578                8           13,515                9
     Corporate expenses ............          (7,008)              --           (6,200)              --
                                       -------------    -------------    -------------    -------------

          Total operating income ...   $       7,548                4    $      12,976                6
                                       =============    =============    =============    =============

                                                                     FISCAL SIX MONTHS ENDED
                                                            MAY 3, 2003                       MAY 4, 2002
                                                 ------------------------------    ------------------------------
                                                             (in thousands, except for percentages)
                                                                        %                                 %
        SALES TO OUTSIDE CUSTOMERS:
             Engineered building systems .....   $     138,143               34    $     145,734               33
             Metal building components .......         268,919               66          296,055               67
             Intersegment sales ..............          21,286                5           17,350                4
             Corporate/eliminations ..........         (21,286)              (5)         (17,350)              (4)
                                                 -------------    -------------    -------------    -------------
                  Total sales ................   $     407,062              100    $     441,789              100
                                                 =============    =============    =============    =============


        OPERATING INCOME:
             Engineered building systems .....   $       8,735                6    $      12,099                8
             Metal building components .......          23,233                9           24,660                8
             Corporate expenses ..............         (12,916)              --          (12,544)              --
                                                 -------------    -------------    -------------    -------------
                  Total operating income .....   $      19,052                5    $      24,215                5
                                                 =============    =============    =============    =============

        TOTAL ASSETS *:
             Engineered building systems .....   $     202,474               29    $     196,254               27
             Metal building components .......         461,024               65          477,898               66
             Corporate .......................          42,427                6           51,531                7
                                                 -------------    -------------    -------------    -------------
                  Total assets ...............   $     705,925              100    $     725,683              100
                                                 =============    =============    =============    =============

* Total assets at May 4, 2002 were restated to reflect the goodwill impairment of $67.4 million recorded in the metal building components segment and goodwill was reclassified from corporate to the engineered building systems and metal building components segments in accordance with the transition provisions of SFAS No. 142.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED MAY 3, 2003 COMPARED TO FISCAL THREE MONTHS ENDED MAY 4, 2002

Consolidated sales for the three months ended May 3, 2003 decreased by $14.0 million, or 7%, compared to the three months ended May 4, 2002. Sales were down due to a continued slowdown in nonresidential construction. The metal construction industry has experienced declines in the past two years and this trend has continued into fiscal 2003. The Company has outperformed its competitors in the metal construction industry, in spite of the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn.

Engineered Building Systems' sales were down 2%, to $67.7 million, for the three months ended May 3, 2003, compared to sales of $69.3 million in the previous year's period, due to the industry decline in nonresidential construction. This compares favorably to the industry sales represented in the Metal Building Manufacturers Association which reported a sales decline of nearly 5% for the same period. Incoming orders for engineered building systems are down 10% compared to the prior year's period, which were higher than normal as customers submitted orders in advance of an announced industry-wide steel price increase in April 2002. Engineered building systems accounted for 34% of total consolidated sales in the three months ended May 3, 2003 compared to 32% in the three months ended May 4, 2002.

Operating income of the engineered building systems segment declined in the three months ended May 3, 2003 by 30%, to $4.0 million, compared to $5.7 million in the prior year's period. This $1.7 million decline resulted from lower sales volume impact of $0.4 million and lower margins of $0.4 million because of lower selling prices due to competition. Additionally, higher selling and administrative expenses accounted for $0.9 million. As a percent of sales, operating income in the three months ended May 3, 2003 was 6% compared to 8% in the three months ended May 4, 2002.

Metal Building Components' sales decreased by 9%, to $131.5 million, in the three months ended May 3, 2003 compared to $144.0 million in the prior year's period. The decline in sales was due to the overall decline in the metal construction industry and a reduction in sales to the self-storage industry. This segment accounted for 66% of consolidated sales in the three months ended May 3, 2003 compared to 68% in the three months ended May 4, 2002.

Operating income of the metal building components segment decreased in the three months ended May 3, 2003 by 22%, to $10.6 million, compared to $13.5 million in the prior year's period. This $2.9 million decrease was due primarily to lower sales volume impact of $2.0 million and lower margins of $1.2 million and an increase in administrative expenses of $0.2 million, offset by a decrease in selling expenses of $0.5 million.

Consolidated selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, increased 5%, to $34.1 million in the three months ended May 3, 2003 compared to $32.5 million in the prior year's period. This increase was mainly attributable to higher insurance related costs which increased $1.7 million for the period. As a percent of sales, selling, general and administrative expenses for the three months ended May 3, 2003 were 17% compared to 15% for the three months ended
May 4, 2002.

Interest expense for the three months ended May 3, 2003 decreased by 17%, to $4.6 million compared to $5.6 million in the prior year's period. This decline was primarily due to a decrease in average outstanding debt for the period of $339.8 million to $291.3 million, offset by a net increase in effective interest rates as a result of the refinancing in September 2002. See further discussion of the refinancing in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

NCI BUILDING SYSTEMS, INC.

FISCAL SIX MONTHS ENDED MAY 3, 2003 COMPARED TO FISCAL SIX MONTHS ENDED MAY 4, 2002

Consolidated sales for the six months ended May 3, 2003 decreased by $34.7 million, or 8%, compared to the first six months of fiscal year 2002. Sales were down due to a continued slowdown in nonresidential construction. The metal construction industry has experienced declines in the past two years and this trend has continued into fiscal 2003. The Company has outperformed its competitors in the metal construction industry, in spite of the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn.

Engineered Building Systems' sales were down 5%, to $138.1 million for the six months ended May 3, 2003, compared to sales of $145.7 million for the six months ended May 4, 2002, due to the general decline in nonresidential construction. Incoming orders for engineered building systems are down 8% compared to the first six months of fiscal 2002. However, backlog for the six months ended May 3, 2003 is flat compared to the same period in fiscal 2002. The Company believes that the metal construction industry generally has experienced a similar slowdown in order activity. Engineered building systems accounted for 34% of total consolidated sales in the first six months of fiscal 2003 compared to 33% in the first six months of fiscal 2002.

Operating income of the engineered building systems segment declined in the first six months of fiscal 2003 by 28%, to $8.7 million, compared to $12.1 million in the prior year's period. This $3.4 million decline resulted from lower sales volume impact of $2.0 million and lower margins of $0.9 million because of lower selling prices due to competition and an increase in selling expenses of $0.6 million offset by a decrease in administrative expenses of $0.1 million. As a percent of sales, operating income in the first six months of fiscal 2003 was 6% compared to 8% in the first six months of fiscal 2002.

Metal Building Components' sales decreased by 9%, to $268.9 million, in the first six months of fiscal 2003 compared to $296.1 million in the prior year's period. The decline in sales was due to the overall decline in the metal construction industry and a reduction in sales to the self-storage industry. This segment accounted for 66% of consolidated sales in the first six months of fiscal 2003 compared to 67% in the first six months of fiscal 2002.

Operating income of the metal building components segment decreased in the first six months of fiscal 2003 by 6%, to $23.2 million, compared to $24.7 million in the prior year's period. This decrease of $1.5 million was due to lower sales volume impact of $3.8 million offset by an increase in margins of $1.0 million resulting from improved plant efficiencies and a $1.3 million decrease in selling and administrative expenses.

Consolidated selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, remained flat in the first six months of fiscal 2003 being $66.4 million compared to $66.8 million for the first six months of fiscal 2002. As a percent of sales, selling, general and administrative expenses for the first six months of fiscal 2003 were 16% compared to 15% for the first six months of fiscal 2002.

Interest expense for the first six months of fiscal 2003 decreased by 17%, to $9.8 million compared to $11.7 million in the prior year's period. This decline was primarily due to a decrease in average outstanding debt for the period of $344.6 million to $287.6 million, offset by a net increase in effective interest rates as a result of the refinancing in September 2002. See further discussion of the refinancing in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At May 3, 2003, the Company had working capital of $86.1 million compared to $80.2 million at the end of fiscal 2002. This increase resulted primarily from a decrease of $14.7 million in accrued compensation and benefits and other accrued expenses, decrease of $3.1 million in accounts payable, offset by a decrease of $13.2 million in trade accounts receivable, reflecting the lower sales volume. During the first six months of fiscal 2003, the Company generated cash flow from operations of $11.0 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $7.5 million and repay $5.2 million in debt under the Company's senior credit facilities.

On September 16, 2002, the Company completed a $250 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full the then existing credit facility. The current facility includes a $125 million (outstanding balance of $45.2 million at May 3, 2003), five-year revolving loan maturing on September 15, 2007 and a $125 million (outstanding balance of $121.9 million at May 3, 2003), six-year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million each quarter beginning in December 2002 with a final payment of $89 million at maturity.

The senior credit facility is secured by security interests in (1) accounts receivable, inventory and equipment and related assets such as software, chattel paper, instruments and contract rights of the Company (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of the direct and indirect operating domestic subsidiaries of the Company.

The senior credit facility contains covenants that limit the Company's senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

                                                         2003    2004          2005          2006     2007
                                                         ----    ----          ----          ----     ----
      Maximum leverage ratio.....................        4.00    3.50  (1)     3.25  (2)     3.00     3.00
      Maximum interest coverage ratio............        2.50    3.00          3.50          3.50     3.50
      Maximum senior debt ratio..................        2.25    2.00          2.00          2.00     2.00

      (1) Applicable to the first two quarters of fiscal 2004, at which time the ratio decreases to 3.25 for the last two quarters of fiscal 2004.

      (2) Applicable to the first two quarters of fiscal 2005, at which time the ratio decreases to 3.00 for the last two quarters of fiscal 2005.


In addition to these ratios, the Company is required to maintain a minimum net worth that changes from quarter to quarter depending upon earnings, proceeds of stock sales, and issuances of stock upon conversions or exchanges of debt or preferred stock or acquisitions of other companies. The minimum net worth requirement at May 3, 2003 was $250 million. At that date, the Company's leverage ratio was 3.15 to 1, its interest coverage ratio was 5.12 to 1, its senior debt ratio was 1.82 to 1, and its net worth was $311 million, and the Company was in compliance with all of these requirements. The senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at May 3, 2003.

Borrowings under the senior credit facility may be prepaid and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations and conditions. These prepayments must first be applied to the term loan and then to the reduction of the revolving commitment. The Company also is required to reduce the revolving commitment by $25 million if it issues an additional series of its senior subordinated notes due May 1, 2009, and in any event by December 31, 2005.

Loans on the senior credit facility bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company's leverage ratio and ranges from 1.0% to 1.75% on the revolving loan and from 2.0% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company's leverage ratio and ranges from 2.0% to 2.75% on the revolving loan and from 3.0% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.50% on base rate loans and 2.50% on LIBOR loans under the revolving loan and a margin of 2.25% on base rate loans and 3.25% on LIBOR loans under the term loan during the third quarter of fiscal 2003.

At May 3, 2003, the Company had approximately $75 million in unused borrowing capacity (net of letters of credit outstanding of approximately $5 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

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

The most restrictive covenant limiting the Company's ability to pay cash dividends and repurchase capital stock is in its senior credit facility. Under the terms of the senior credit facility, the Company had available approximately $5 million to use for those purposes at May 3, 2003.

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

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for planned capital expenditures of approximately $19 million, which include $8 million for the announced new frame facility in Tennessee, and the amount of increased working capital necessary to support expected growth. Based on the current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. At May 3, 2003, the Company had approximately $75 million (net of outstanding letters of credit of approximately $5 million) in unused borrowing available under its senior credit facility, subject to compliance with the terms of these facilities.

Material, primarily steel, constituted approximately 69% of the Company's cost of sales for both the fiscal three month and six month periods ended May 3, 2003. No assurance can be given that steel will remain available or that prices will remain stable. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company's control. These factors include general economic conditions, competition, labor costs, import duties and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company's principal domestic suppliers could have a material adverse effect on the Company's operations. If the available supply of steel declines or if one or more of the Company's current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company's requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Any of these problems could adversely affect the Company's financial condition and results of operations.

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

Effective February 2, 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB No. 25, Accounting for Stock Issued to Employees. Refer to Note 5 of the condensed consolidated financial statements for additional discussion of the adoption of SFAS No. 148.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 2, 2002 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 3, 2003, the Company had $167.1 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.7 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days before the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In addition, the Company reviewed its internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

                           NCI BUILDING SYSTEMS, INC.


                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. On March 28, 2003, the United States District Court entered its order granting in part and denying in part the Motion to Dismiss. In addition, the court granted leave for the plaintiffs to further amend the complaint. On April 16, 2003, the plaintiffs filed the Plaintiffs' Second Amended Consolidated Class Action Complaint. The Company and the individual defendants deny the allegations in the Second Amended Complaint and intend to vigorously defend against the allegations contained therein. The consolidated lawsuit is at a very early stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

The Company is involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these litigations, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on Friday, March 14, 2003. At the Annual Meeting, the stockholders of the Company elected two Class I directors to serve until the annual meeting of stockholders to be held in 2006 and one Class II director to replace Sheldon R. Erikson, who resigned effective as of the Annual Meeting, to serve the remainder of Mr. Erikson's term, which expires at the annual meeting of stockholders to be held in 2004. Of the 16,206,175 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

                                                         Votes Cast                            Votes Withheld
                    Nominee                             For Nominee                             From Nominee
                    -------                             -----------                            --------------
         CLASS I:
            A.R. Ginn                                    15,558,427                                647,748
            W. Bernard Pieper                            15,336,938                                869,237

         CLASS II:
            George Martinez                              14,967,519                              1,238,656

In addition to Messrs. Ginn, Martinez and Pieper, the following persons have a term of office as a director of the Company that continued after the Annual
Meeting: William D. Breedlove, Gary L. Forbes and Johnie Schulte

At the Annual Meeting, the Company submitted a proposal to approve the adoption of the Company's 2003 Long-Term Stock Incentive Plan (the "Plan"). To be adopted, the proposal had to be approved by the affirmative vote of the holders of a majority of the Common Stock present, in person or by proxy, at the Annual Meeting. Of the 16,206,175 shares of common stock of the Company present at the Annual Meeting, in person or by proxy, the votes cast for and against the proposal to approve the adoption of the Plan were 10,585,925 and 2,297,332, respectively, with 43,608 shares abstaining and 3,279,310 broker non-votes. Accordingly, the Plan was approved and adopted.

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

                                         NCI BUILDING SYSTEMS, INC.
                                         --------------------------
                                         (Registrant)


Date:  June 17, 2003                By:  /s/ Robert J.  Medlock
       -------------                     ------------------------------------
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

Date:  June 17, 2003

                                                /s/ A. R. Ginn
                                                -------------------------------
                                                A. R. Ginn
                                                Chairman of the Board

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

Date:  June 17, 2003

                                          /s/ Johnie Schulte, Jr.
                                          -------------------------------------
                                          Johnie Schulte, Jr.
                                          President and Chief Executive Officer

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

Date:  June 17, 2003

                                                /s/ Robert J. Medlock
                                                -------------------------------
                                                Robert J. Medlock
                                                Executive Vice President and
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
INDEX             DESCRIPTION
------            -----------
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