Form 10-Q
period 2003-08-02
NCI BUILDING SYSTEMS INC
filed 2003-09-16
CIK 883902

                                    FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED:  August 2, 2003

COMMISSION FILE NUMBER:  1-14315

                           NCI BUILDING SYSTEMS, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               Delaware                                   76-0127701
-----------------------------------------        -------------------------------
   (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

    10943 N. Sam Houston Parkway W.
              Houston, TX                                    77064
-----------------------------------------        -------------------------------
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

Common Stock, $.01 Par Value -- 18,870,690 shares as of August 2, 2003

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

================================================================================

                                TABLE OF CONTENTS

                                           PART I - FINANCIAL INFORMATION
                                                                                                                       PAGE

Item 1.        Financial Statements

               Consolidated balance sheets                                                                                1
               August 2, 2003 and November 2, 2002

               Consolidated statements of income                                                                          2
               Fiscal three months ended August 2, 2003 and August 3, 2002

               Consolidated statements of income                                                                          3
               Fiscal nine months ended August 2, 2003 and August 3, 2002

               Condensed consolidated statements of cash flows                                                            4
               Fiscal nine months ended August 2, 2003 and August 3, 2002

               Notes to condensed consolidated financial statements                                                    5-11
               August 2, 2003

Item 2.        Management's Discussion and Analysis of Financial                                                      12-18
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About Market Risk                                                18

Item 4.        Controls and Procedures                                                                                   18

                                           PART II - OTHER INFORMATION

                                                                                                                       PAGE

Item 1.        Legal Proceedings                                                                                         19

Item 6.        Exhibits and Reports on Form 8-K                                                                          20

SIGNATURES                                                                                                               21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NCI BUILDING SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                    August 2,          November 2,
                                                                      2003                2002
                                                                  ------------        ------------
                                                                  (Unaudited)
ASSETS

Current assets:
             Cash and cash equivalents ....................       $      4,272        $      9,530
             Accounts receivable, net .....................             90,807              94,956
             Inventories ..................................             65,125              68,445
             Deferred income taxes ........................              7,448               7,448
             Prepaid expenses .............................              7,184               6,129
                                                                  ------------        ------------
             Total current assets .........................            174,836             186,508

Property, plant and equipment, net ........................            204,193             205,334

Excess of costs over fair value of acquired net assets ....            318,247             318,247
Other assets ..............................................              9,512              11,176
                                                                  ------------        ------------
Total assets ..............................................       $    706,788        $    721,265
                                                                  ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
             Current portion of long-term debt ............       $      6,250        $      6,250
             Accounts payable .............................             49,338              49,012
             Accrued compensation and benefits ............             19,740              22,418
             Other accrued expenses .......................             29,949              28,671
                                                                  ------------        ------------
             Total current liabilities ....................            105,277             106,351
                                                                  ------------        ------------

Long-term debt, noncurrent portion ........................            261,463             291,050
Deferred income taxes .....................................             20,405              20,405

Shareholders' equity:
             Common stock .................................                189                 187
             Additional paid-in capital ...................            101,196              97,903
             Retained earnings ............................            218,376             205,688
             Treasury stock ...............................               (118)               (319)
                                                                  ------------        ------------
             Total shareholders' equity ...................            319,643             303,459
                                                                  ------------        ------------

Total liabilities and shareholders' equity ................       $    706,788        $    721,265
                                                                  ============        ============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                               Fiscal Three Months Ended
                                                         August 2, 2003         August 3, 2002
                                                        ---------------        ---------------
Sales ...........................................       $       236,262        $       257,837

Cost of sales ...................................               182,954                196,422
                                                        ---------------        ---------------

      Gross profit ..............................                53,308                 61,415

Selling, general and administrative expenses ....                37,107                 37,094
                                                        ---------------        ---------------
       Income from operations ...................                16,201                 24,321

Interest expense ................................                (4,939)                (5,137)

Other income, net ...............................                    36                  1,229
                                                        ---------------        ---------------
       Income before income taxes ...............                11,298                 20,413

Provision for income taxes ......................                 4,470                  7,843
                                                        ---------------        ---------------
Net income ......................................       $         6,828        $        12,570
                                                        ===============        ===============


Income per share:
       Basic ....................................       $          0.36        $          0.68
                                                        ===============        ===============
       Diluted ..................................       $          0.36        $          0.67
                                                        ===============        ===============


     See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      Fiscal Nine Months Ended
                                                                August 2, 2003         August 3, 2002
                                                               ---------------        ---------------
Sales ..................................................       $       643,324        $       699,626

Cost of sales ..........................................               504,535                547,147
                                                               ---------------        ---------------

      Gross profit .....................................               138,789                152,479

Selling, general and administrative expenses ...........               103,536                103,943
                                                               ---------------        ---------------

       Income from operations ..........................                35,253                 48,536

Interest expense .......................................               (14,698)               (16,846)

Other income, net ......................................                   739                  1,665
                                                               ---------------        ---------------

Income before income taxes and cumulative effect of

       change in accounting principle ..................                21,294                 33,355

Provision for income taxes .............................                 8,606                 12,878
                                                               ---------------        ---------------

Income before cumulative effect of

      change in accounting principle ...................                12,688                 20,477

Cumulative effect of change in accounting

      principle, net of tax ............................                    --                (65,087)
                                                               ---------------        ---------------
Net income (loss) ......................................       $        12,688        $       (44,610)
                                                               ===============        ===============
Income (loss) per share:

Basic:

Income before cumulative effect of change

      in accounting principle ..........................       $          0.68        $          1.11

Cumulative effect of change in accounting

      principle, net of tax ............................                    --                  (3.53)
                                                               ---------------        ---------------
Net income (loss) ......................................       $          0.68        $         (2.42)
                                                               ===============        ===============

Diluted:

Income before cumulative effect of change

      in accounting principle ..........................       $          0.67        $          1.10

Cumulative effect of change in accounting

      principle, net of tax ............................                    --                  (3.49)
                                                               ---------------        ---------------
Net income (loss) ......................................       $          0.67        $         (2.39)
                                                               ===============        ===============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             Fiscal Nine Months Ended
                                                                                      August 2, 2003         August 3, 2002
                                                                                     ---------------        ---------------
Cash flows from operating activities:

        Net income (loss) ....................................................       $        12,688        $       (44,610)

        Adjustments to reconcile net income (loss) to net cash provided by operating activities:

                Cumulative effect of change in accounting principle,
                net of tax ...................................................                    --                 65,087

                Depreciation and amortization ................................                17,106                 17,148

                (Gain) loss on sale of fixed assets ..........................                    57                 (1,241)

                Provision for doubtful accounts ..............................                 3,289                  2,361

                Deferred income tax benefit ..................................                    --                    (47)

                Changes in working capital:

                    Current assets ...........................................                 4,079                   (210)

                    Current liabilities ......................................                (1,076)                15,347
                                                                                     ---------------        ---------------
        Net cash provided by operating activities ............................                36,143                 53,835
                                                                                     ---------------        ---------------
Cash flows from investing activities:

                Proceeds from sale of fixed assets ...........................                    86                  5,779

                Purchase of property, plant and equipment ....................               (12,518)                (7,145)

                Acquisitions .................................................                (4,310)                    --

                Other ........................................................                 1,664                  3,074
                                                                                     ---------------        ---------------
        Net cash provided by (used in) investing activities ..................               (15,078)                 1,708
                                                                                     ---------------        ---------------

Cash flows from financing activities:

                Proceeds from stock options exercised ........................                 3,378                  2,904

                Net payments on revolving lines of credit ....................               (24,900)               (39,850)

                Payments on long-term debt ...................................                (4,687)               (33,750)

                Purchase of treasury stock ...................................                  (114)                  (175)
                                                                                     ---------------        ---------------
        Net cash used in financing activities ................................               (26,323)               (70,871)
                                                                                     ---------------        ---------------

Net decrease in cash and cash equivalents ....................................                (5,258)               (15,328)

Cash and cash equivalents at beginning of period .............................                 9,530                 21,125
                                                                                     ---------------        ---------------
Cash and cash equivalents at end of period ...................................       $         4,272        $         5,797
                                                                                     ===============        ===============

See accompanying notes to condensed consolidated financial statements.

                           NCI BUILDING SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 2, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal nine month periods ended August 2, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2003.

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

NOTE 2 - INVENTORIES

The components of inventory are as follows:

                                                 August 2,            November 2,
                                                   2003                  2002
                                              ---------------       ---------------
                                                         (in thousands)
Raw materials .........................       $        46,881       $        49,064
Work in process and finished goods ....                18,244                19,381
                                              ---------------       ---------------
                                              $        65,125       $        68,445
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

                                                 FISCAL THREE MONTHS ENDED                       FISCAL NINE MONTHS ENDED
                                          AUGUST 2, 2003          AUGUST 3, 2002         AUGUST 2, 2003           AUGUST 3, 2002
                                      ---------------------   ---------------------   ---------------------   ---------------------
                                                                (in thousands, except for percentages)
                                                          %                       %                       %                       %
SALES TO OUTSIDE CUSTOMERS:

   Engineered building systems .....  $  74,344          31   $  83,893          33   $ 212,487          33   $ 229,627          33
   Metal building components .......    161,918          69     173,944          67     430,837          67     469,999          67
   Intersegment sales ..............     11,079           5      12,194           5      32,365           5      29,544           4
   Corporate/eliminations ..........    (11,079)         (5)    (12,194)         (5)    (32,365)         (5)    (29,544)         (4)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
         Total sales ...............  $ 236,262         100   $ 257,837         100   $ 643,324         100   $ 699,626         100
                                      =========   =========   =========   =========   =========   =========   =========   =========

OPERATING INCOME:

   Engineered building systems .....  $   3,608           5   $   8,244          10   $  12,343           6   $  20,343           9
   Metal building components .......     19,466          12      23,279          13      42,699          10      47,939          10
   Corporate expenses ..............     (6,873)         --      (7,202)         --     (19,789)         --     (19,746)         --
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
         Total operating income ....  $  16,201           7   $  24,321           9   $  35,253           5   $  48,536           7
                                      =========   =========   =========   =========   =========   =========   =========   =========

TOTAL ASSETS:

   Engineered building systems .....                                                  $ 203,859          29   $ 207,638          28
   Metal building components .......                                                    468,385          66     486,878          66
   Corporate .......................                                                     34,544           5      39,636           6
                                                                                      ---------   ---------   ---------   ---------
         Total assets ..............                                                  $ 706,788         100   $ 734,152         100
                                                                                      =========   =========   =========   =========

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

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company historically evaluated goodwill for impairment by comparing the entity level unamortized balance of goodwill to projected undiscounted cash flows, which did not result in an indicated impairment. SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level upon adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step. The Company determined the fair value of each reporting unit by using a combination of present value and multiple of earnings valuation techniques and compared it to each reporting unit's carrying value. The Company completed the first step during the second quarter of fiscal 2002, which indicated that goodwill recorded in the metal building components segment was impaired as of November 1, 2001. Due to the potential impairment, the Company then completed step two of the test to measure the amount of the impairment. Based on that analysis, a transitional impairment loss of $67.4 million ($65.1 million, after tax effect of $2.3 million) was recognized as a cumulative effect of a change in accounting principle. Accordingly, the first quarter of fiscal 2002 results were restated to reflect the change in accounting principle in accordance with the transition provisions of SFAS No. 142.

NOTE 5 - ADOPTION OF SFAS NO. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE"

Effective February 2, 2003, the Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. While the Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. The Company is currently evaluating the provisions of SFAS No. 148 relating to the SFAS No. 123 fair value method of accounting for stock-based employee compensation. In accordance with the terms of APB No. 25, because the exercise price of the Company's employee stock option equals the market price of the underlying stock on the date of the grant, the Company records no compensation expense for its stock option awards.

The following table provides pro forma information as if the fair value based method had been applied in measuring compensation expense (in thousands, except per share data):

                                                      Fiscal Three Months Ended           Fiscal Nine Months Ended
                                                   August 2, 2003    August 3, 2002    August 2, 2003    August 3, 2002
                                                  ---------------   ---------------   ---------------   ---------------
Reported income before cumulative effect of
       change in accounting principle .........   $         6,828   $        12,570   $        12,688   $        20,477
Pro forma compensation expense, net of tax ....               609               515             1,763             1,539
                                                  ---------------   ---------------   ---------------   ---------------
Pro forma income before cumulative effect
       of change in accounting principle ......   $         6,219   $        12,055   $        10,925   $        18,938
                                                  ===============   ===============   ===============   ===============
Pro forma basic income per share ..............   $          0.33   $          0.65   $          0.58   $          1.03
Pro forma diluted income per share ............   $          0.33   $          0.64   $          0.58   $          1.02

NOTE 6 - NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share consider the effect of common stock equivalents. The computations are as follows:

                                                       Fiscal Three Months Ended           Fiscal Nine Months Ended
                                                    August 2, 2003    August 3, 2002    August 2, 2003     August 3, 2002
                                                   ---------------   ---------------   ---------------    ---------------
                                                                   (in thousands, except per share data)
Income before cumulative effect of change in
       accounting principle ....................   $         6,828   $        12,570   $        12,688    $        20,477
Cumulative effect of change in accounting
       principle, net of tax ...................                --                --                --            (65,087)
                                                   ---------------   ---------------   ---------------    ---------------
Net income (loss) ..............................   $         6,828   $        12,570   $        12,688    $       (44,610)
                                                   ===============   ===============   ===============    ===============
Weighted average common shares outstanding .....            18,836            18,603            18,769             18,466
       Add:  Common stock equivalents
            Stock options ......................               115               177               152                185
                                                   ---------------   ---------------   ---------------    ---------------
Weighted average common shares
       outstanding, assuming dilution ..........            18,951            18,780            18,921             18,651
                                                   ===============   ===============   ===============    ===============
Income (loss) per share:
Basic:
Income before cumulative effect of change in
       accounting principle ....................   $          0.36   $          0.68   $          0.68    $          1.11
Cumulative effect of change in accounting
       principle, net of tax ...................                --                --                --              (3.53)
                                                   ---------------   ---------------   ---------------    ---------------
Net income (loss) ..............................   $          0.36   $          0.68   $          0.68    $         (2.42)
                                                   ===============   ===============   ===============    ===============
Diluted:
Income before cumulative effect of change in
       accounting principle ....................   $          0.36   $          0.67   $          0.67    $          1.10
Cumulative effect of change in accounting
       principle, net of tax ...................                --                --                --              (3.49)
                                                   ---------------   ---------------   ---------------    ---------------
Net income (loss) ..............................   $          0.36   $          0.67   $          0.67    $         (2.39)
                                                   ===============   ===============   ===============    ===============

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 generally requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Extraordinary treatment is required for certain extinguishments as provided in APB No. 30, Reporting the Results of Operations. Accordingly, gains or losses from extinguishments of debt for fiscal years beginning after May 15, 2002 will not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the provisions of APB No. 30. The Company adopted SFAS No. 145 as of November 3, 2002. Any gain or loss on extinguishment of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of APB No. 30 for such classification will be reclassified to conform with the provisions of SFAS No. 145. Adoption of SFAS No. 145 did not impact the periods presented in the consolidated statements of income included in this Form 10-Q.

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

During November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a significant impact on the Company's financial position and results of operations.

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities ("VIEs") to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 is currently effective for all VIEs created or modified after January 31, 2003 and is effective for all VIEs, regardless of when created, in quarterly periods beginning after June 15, 2003. The Company is currently reviewing the provisions of FIN No. 46. The Company does not expect that the adoption of FIN No. 46 will have a significant impact on the Company's financial position and results of operations.

NOTE 8 - ACQUISITIONS

During July 2003, the Company acquired certain operating assets and the business of Able Manufacturing and Wholesale Garage Door Company in a cash transaction of approximately $3.2 million. Able manufactures and distributes a complete line of metal sectional doors for both the commercial and residential markets. In a separate transaction, the Company also acquired a retail store located in Baytown, Texas, which became the fifth NCI Metal Depot. NCI Metal Depots sell a wide range of commercial and residential metal components and accessories, as well as a variety of small metal building packages directly to the public. The purchase price for the assets of the Baytown location was approximately $1.1 million. The combined annual sales of both companies were less than $20 million for the previous calendar year.

NOTE 9 - CONTINGENCIES

The Company's primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal Bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. During the first nine months of fiscal 2003, the Company purchased approximately 67% of its steel requirements from U.S. Steel and International Steel Group, Inc. The Company does not maintain an inventory of steel in excess of its current production requirements. Should either of these companies cease operations, essential supply of primary raw materials could be temporarily interrupted. The Company believes that its other steel suppliers can meet its demand for steel if its supply from any of these sources is interrupted.

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. On March 28, 2003, the United States District Court entered its order granting in part and denying in part the Motion to Dismiss. In addition, the court granted leave for the plaintiffs to further amend the complaint. On April 16, 2003, the plaintiffs filed the Plaintiffs' Second Amended Consolidated Class Action Complaint. The Company and the individual defendants deny the allegations in the Second Amended Complaint and intend to vigorously defend against the allegations contained therein. The consolidated lawsuit is at an early procedural stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

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

Intersegment sales are based on weighted average costs, and consist primarily of products and services provided to the engineered buildings segment by the components segment, including painting and coating of hot rolled and light gauge material. Sales between segments allow the Company to provide better customer service, shorter delivery time and minimizes transportation costs to the customer.

Financial data for the prior period has been reclassified to conform to the current presentation.

                                               FISCAL THREE MONTHS ENDED                      FISCAL NINE MONTHS ENDED
                                         AUGUST 2, 2003         AUGUST 3, 2002          AUGUST 2, 2003          AUGUST 3, 2002
                                     ---------------------   ---------------------   ---------------------   ---------------------
                                                                 (in thousands, except for percentages)
                                                         %                       %                       %                       %
SALES TO OUTSIDE CUSTOMERS:

   Engineered building systems ....  $  74,344          31   $  83,893          33   $ 212,487          33   $ 229,627          33
   Metal building components ......    161,918          69     173,944          67     430,837          67     469,999          67
   Intersegment sales .............     11,079           5      12,194           5      32,365           5      29,544           4
   Corporate/eliminations .........    (11,079)         (5)    (12,194)         (5)    (32,365)         (5)    (29,544)         (4)
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
         Total sales ..............  $ 236,262         100   $ 257,837         100   $ 643,324         100   $ 699,626         100
                                     =========   =========   =========   =========   =========   =========   =========   =========

OPERATING INCOME:

   Engineered building systems ....  $   3,608           5   $   8,244          10   $  12,343           6   $  20,343           9
   Metal building components ......     19,466          12      23,279          13      42,699          10      47,939          10
   Corporate expenses .............     (6,873)         --      (7,202)         --     (19,789)         --     (19,746)         --
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
         Total operating income ...  $  16,201           7   $  24,321           9   $  35,253           5   $  48,536           7
                                     =========   =========   =========   =========   =========   =========   =========   =========

TOTAL ASSETS:

   Engineered building systems ....                                                  $ 203,859          29   $ 207,638          28
   Metal building components ......                                                    468,385          66     486,878          66
   Corporate ......................                                                     34,544           5      39,636           6
                                                                                     ---------   ---------   ---------   ---------
         Total assets .............                                                  $ 706,788         100   $ 734,152         100
                                                                                     =========   =========   =========   =========

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED AUGUST 2, 2003 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 3, 2002

Consolidated sales for the three months ended August 2, 2003 decreased by $21.6 million, or 8%, compared to the three months ended August 3, 2002. Sales were down due to a continued slowdown in nonresidential construction. The metal construction industry has experienced declines in the past two years and this trend has continued throughout fiscal 2003. Based on Metal Building Manufacturers Association reports and public company information, the Company believes it has outperformed its competitors in the metal construction industry, despite the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn.

Engineered Building Systems' sales were down 11%, to $74.3 million, for the three months ended August 2, 2003, compared to sales of $83.9 million in the previous year's period, due to the industry decline in nonresidential construction. Although incoming orders for engineered building systems are up 6% compared to the prior year's period, orders for the third quarter of fiscal year 2002 were lower than normal as customers submitted orders in advance of an announced industry-wide steel price increase in April 2002. Year to date orders are 3% below the same period in the prior year. Engineered building systems accounted for 31% of total consolidated sales in the three months ended August 2, 2003 compared to 33% in the three months ended August 3, 2002.

Operating income of the engineered building systems segment declined in the three months ended August 2, 2003 by 56%, to $3.6 million, compared to $8.2 million in the prior year's period. Of this $4.6 million decline, $2.7 million resulted from lower sales volume, $0.7 million resulted from lower margins because of unabsorbed overhead and lower selling prices due to competition, and $1.2 million resulted from higher selling, general and administrative expenses primarily due to increases in the provision for doubtful accounts of approximately $1.5 million associated with the Company's operations in Mexico. As a percent of sales, operating income in the three months ended August 2, 2003 was 5% compared to 10% in the three months ended August 3, 2002.

Metal Building Components' sales decreased by 7%, to $161.9 million, in the three months ended August 2, 2003 compared to $173.9 million in the prior year's period. The decline in sales was due to the overall decline in the metal construction industry and a reduction in sales to the self-storage industry. This segment accounted for 69% of consolidated sales in the three months ended August 2, 2003 compared to 67% in the three months ended August 3, 2002.

Operating income of the metal building components segment decreased in the three months ended August 2, 2003 by 16%, to $19.5 million, compared to $23.3 million in the prior year's period. Of this $3.8 million decline, $2.7 million resulted from lower sales volume, $2.1 million resulted from lower margins because of unabsorbed overhead and lower selling prices due to competition especially in the roll-up doors product line, offset by a decrease in selling, general and administrative expenses of $1.0 million primarily due to lower workers compensation insurance of $0.4 million, telephone and computer expense of $0.2 million and advertising expense of $0.1 million.

Consolidated selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, remained flat at $37.1 million for the three months ended August 2, 2003 and August 3, 2002. As a percent of sales, selling, general and administrative expenses for the three months ended August 2, 2003 were 16% compared to 14% for the three months ended August 3, 2002.

Interest expense for the three months ended August 2, 2003 decreased by 4%, to $4.9 million compared to $5.1 million in the prior year's period. This decline was primarily due to a decrease in average outstanding debt for the period of $313.4 million to $276.6 million, offset by a net increase in effective interest rates as a result of the refinancing in September 2002. See further discussion of the refinancing in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

NCI BUILDING SYSTEMS, INC.

FISCAL NINE MONTHS ENDED AUGUST 2, 2003 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 3, 2002

Consolidated sales for the nine months ended August 2, 2003 decreased by $56.3 million, or 8%, compared to the first nine months of fiscal year 2002. Sales were down due to a continued slowdown in nonresidential construction. The metal construction industry has experienced declines in the past two years and this trend has continued throughout fiscal 2003. Based on Metal Building Manufacturers Association reports and public company information, the Company believes it has outperformed its competitors in the metal construction industry, despite the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn.

Engineered Building Systems' sales were down 7%, to $212.5 million for the nine months ended August 2, 2003, compared to sales of $229.6 million for the nine months ended August 3, 2002, due to the general decline in nonresidential construction especially in the industrial and manufacturing market segments. Engineered building systems accounted for 33% of total consolidated sales in the first nine months of fiscal 2003 and fiscal 2002.

Operating income of the engineered building systems segment declined in the first nine months of fiscal 2003 by 39%, to $12.3 million, compared to $20.3 million in the prior year's period. Of this $8.0 million decline, $4.7 million resulted from lower sales volume, $1.6 million resulted from lower margins because of lower selling prices due to competition and $2.3 million resulted from an increase in engineering and selling expenses driven by smaller, more complex jobs, offset by a decrease in administrative expenses of $0.6 million. As a percent of sales, operating income in the first nine months of fiscal 2003 was 6% compared to 9% in the first nine months of fiscal 2002.

Metal Building Components' sales decreased by 8%, to $430.8 million, in the first nine months of fiscal 2003 compared to $470.0 million in the prior year's period. The decline in sales was due to the overall decline in the metal construction industry and a reduction in sales to the self-storage industry. This segment accounted for 67% of consolidated sales in the first nine months of fiscal 2003 and fiscal 2002.

Operating income of the metal building components segment decreased in the first nine months of fiscal 2003 by 11%, to $42.7 million, compared to $47.9 million in the prior year's period. Of this $5.2 million decrease, $6.5 million was due to lower sales volume, $1.0 million was due to lower margins offset by a $2.3 million decrease in selling and administrative expenses primarily due to decreases in the provision for doubtful accounts of approximately $0.6 million, lower telephone and computer expense of $0.5 million, lower advertising expense of $0.4 million, lower workers compensation insurance of $0.3 million and lower commissions expense of $0.2 million.

Consolidated selling, general and administrative expenses, consisting of engineering and drafting, selling and administrative costs, remained flat in the first nine months of fiscal 2003. As a percent of sales, selling, general and administrative expenses for the first nine months of fiscal 2003 were 16% compared to 15% for the first nine months of fiscal 2002.

Interest expense for the first nine months of fiscal 2003 decreased by 13%, to $14.7 million compared to $16.8 million in the prior year's period. This decline was primarily due to a decrease in average outstanding debt for the period of $334.2 million to $283.9 million, offset by a net increase in effective interest rates as a result of the refinancing in September 2002. See further discussion of the refinancing in the Liquidity and Capital Resources section of the Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At August 2, 2003, the Company had working capital of $69.6 million compared to $80.2 million at the end of fiscal 2002. This decrease resulted primarily from a decrease of $4.1 million in trade accounts receivable, reflecting the lower sales volume, and a decrease of $3.3 million in inventories. During the first nine months of fiscal 2003, the Company generated cash flow from operations of $36.1 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $12.5 million, purchase acquisitions of $4.3 million and repay $29.6 million in debt under the Company's senior credit facilities.

On September 16, 2002, the Company completed a $250 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full the then existing credit facility. The current facility includes a $125 million (outstanding balance of $22.4 million at August 2, 2003), five-year revolving loan maturing on September 15, 2007 and a $125 million (outstanding balance of $120.3 million at August 2, 2003), six-year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million each quarter beginning in December 2002 with a final payment of $89 million at maturity.

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

The senior credit facility contains covenants that limit the Company's senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

                                       2003        2004        2005        2006     2007
                                      ------      ------      ------      ------   ------
Maximum leverage ratio ............     4.00 (1)    3.50 (2)    3.25 (3)    3.00     3.00
Minimum interest coverage ratio ...     2.50        3.00 (4)    3.50        3.50     3.50
Maximum senior debt ratio .........     2.25 (5)    2.00        2.00        2.00     2.00

         (1)      Decreases to 3.50 on November 1, 2003

         (2)      Decreases to 3.25 on May 1, 2004

         (3)      Decreases to 3.00 on April 30, 2005

         (4)      Increases to 3.50 on October 30, 2004

         (5)      Decreases to 2.00 on November 1, 2003

In addition to these ratios, the Company is required to maintain a minimum net worth that changes from quarter to quarter depending upon earnings, proceeds of stock sales, and issuances of stock upon conversions or exchanges of debt or preferred stock or acquisitions of other companies. The minimum net worth requirement at August 2, 2003 was $254 million. At that date, the Company's leverage ratio was 3.21 to 1, its interest coverage ratio was 4.6 to 1, its senior debt ratio was 1.74 to 1, and its net worth was $319.6 million, and the Company was in compliance with all of these requirements. The senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at August 2, 2003.

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

Loans on the senior credit facility bear interest, at the Company's option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company's leverage ratio and ranges from 1.0% to 1.75% on the revolving loan and from 2.0% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company's leverage ratio and ranges from 2.0% to 2.75% on the revolving loan and from 3.0% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.50% on base rate loans and 2.50% on LIBOR loans under the revolving loan and a margin of 2.25% on base rate loans and 3.25% on LIBOR loans under the term loan during the fourth quarter of fiscal 2003.

At August 2, 2003, the Company had approximately $97.8 million in unused borrowing capacity (net of letters of credit outstanding of approximately $5 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

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

The most restrictive covenant limiting the Company's ability to pay cash dividends and repurchase capital stock is in its senior credit facility. Under the terms of the senior credit facility, the Company had available approximately $5 million to use for those purposes at August 2, 2003.

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

Liquidity in future periods will be dependent on internally generated cash flows, the ability to obtain adequate financing for planned capital expenditures of approximately $21 million, which include $10 million for the announced new frame facility in Tennessee, and the amount of increased working capital necessary to support expected growth. Based on the current capitalization, it is expected that future cash flows from operations and availability of alternative sources of external financing should be sufficient to provide adequate liquidity for the foreseeable future. At August 2, 2003, the Company had approximately $97.8 million (net of outstanding letters of credit of approximately $5 million) in unused borrowing available under its senior credit facility, subject to compliance with the terms of these facilities.

Material, primarily steel, constituted approximately 71% and 70% of the Company's cost of sales for the fiscal three month and nine month periods ended August 2, 2003, respectively. No assurance can be given that steel will remain available or that prices will remain stable. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company's control. These factors include general economic conditions, competition, labor costs, import duties and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the Company's principal domestic suppliers could have a material adverse effect on the Company's operations. If the available supply of steel declines or if one or more of the Company's current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company's requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Any of these problems could adversely affect the Company's financial condition and results of operations.

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

During November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a significant impact on the Company's financial position and results of operations.

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

In January 2003, the FASB issued Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities ("VIEs") to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity's expected losses or residual benefits. FIN No. 46 is currently effective for all VIEs created or modified after January 31, 2003 and is effective for all VIEs, regardless of when created, in quarterly periods beginning after June 15, 2003. The Company is currently reviewing the provisions of FIN No. 46. The Company does not expect that the adoption of FIN No. 46 will have a significant impact on the Company's financial position and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 2, 2003, the Company had $142.7 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The Company's objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

ITEM 4.  CONTROLS AND PROCEDURES

At the end of the period covered by this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting management, on a timely basis, of material information required to be included in the Company's periodic reports filed with the Securities and Exchange Commission ("SEC").

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

In addition, the Company reviewed its internal controls over financial reporting, and there have been no significant changes in the Company's internal controls over financial reporting during the period covered by this quarterly report which materially affected, or would be reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           NCI BUILDING SYSTEMS, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As a result of the Company's restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The plaintiffs in the actions purport to represent purchasers of NCI common stock during various periods ranging from August 25, 1999 through April 12, 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001. On January 10, 2002, the court appointed lead plaintiffs for the consolidated lawsuit. The lead plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by its components division, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company's common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed its Motion to Dismiss Plaintiffs' Amended Consolidated Class Action Complaint and Memorandum in Support. On March 28, 2003, the United States District Court entered its order granting in part and denying in part the Motion to Dismiss. In addition, the court granted leave for the plaintiffs to further amend the complaint. On April 16, 2003, the plaintiffs filed the Plaintiffs' Second Amended Consolidated Class Action Complaint. The Company and the individual defendants deny the allegations in the Second Amended Complaint and intend to vigorously defend against the allegations contained therein. The consolidated lawsuit is at an early procedural stage. Consequently, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that the Company might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on its business, consolidated financial condition or results of operations.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

                31.1 Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

                31.2 Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

                31.3 Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

                32.1 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

                32.2 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

                32.3 Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)         Reports on Form 8-K

                On May 29, 2003, the Company filed a current report on Form 8-K to announce the public dissemination of a press release reporting its financial results for the quarter ended May 3, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    NCI BUILDING SYSTEMS, INC.
                                                    (Registrant)


Date:   September 15, 2003                     By:  /s/ Robert J. Medlock
                                                    ----------------------------
                                                    Robert J. Medlock
                                                    Executive Vice President and
                                                    Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number            Description
-------           -----------
 31.1             Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the
                  Sarbanes-Oxley Act of 2002)

 31.2             Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the
                  Sarbanes-Oxley Act of 2002)

 31.3             Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the
                  Sarbanes-Oxley Act of 2002)

 32.1             Certifications pursuant to Section 1350 of Chapter 63 of Title
                  18 of the United States Code (Section 906 of the
                  Sarbanes-Oxley Act of 2002)

 32.2             Certifications pursuant to Section 1350 of Chapter 63 of Title
                  18 of the United States Code (Section 906 of the
                  Sarbanes-Oxley Act of 2002)

 32.3             Certifications pursuant to Section 1350 of Chapter 63 of Title
                  18 of the United States Code (Section 906 of the
                  Sarbanes-Oxley Act of 2002)