Form 10-K
period 2003-11-01
NCI BUILDING SYSTEMS INC
filed 2004-01-30
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction)	(I.R.S. employer
of incorporation or organization	identification no.)

10943 North Sam Houston Parkway West	77064
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:	(281) 897-7788

Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:	None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    X    No

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on January 15, 2004, was $313,045,729, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

     The number of shares of common stock of the registrant outstanding on January 15, 2004, was 19,385,113.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant’s 2003 Annual Report to Shareholders, and certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 12, 2004.

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

PART I

Item 1. Business.

General

     NCI Building Systems, Inc. is one of North America’s largest integrated manufacturers of metal products for the building industry. We operate 36 manufacturing facilities located in 16 states and Mexico. We sell metal building components, metal coil coating services and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

•	Controlling operating and administrative costs

•	Managing working capital and fixed assets

•	Developing new markets and products

•	Successfully identifying strategic growth opportunities

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

     In July 2003, we acquired certain operating assets, including inventory, and the name of Able Manufacturing and Wholesale Garage Door Company. Able manufactures and distributes a complete line of metal sectional doors for both the commercial and residential markets and provides us with an entry into the residential door market, which complements our commercial roll-up door products.

     During fiscal 2003, we opened two NCI Metal Depot facilities which sell our products in the retail market directly to end users, including our flagship NCI Metal Depot located in Houston, Texas. We also acquired an existing site and converted it into a NCI Metal Depot facility. These three Texas facilities complement our three existing NCI Metal Depot facilities located in New Mexico.

     In the second quarter of fiscal 2001, we discovered errors in a new accounting and financial system that impacted certain inventories and related liabilities, which resulted in a restatement of our financial results for the third and fourth quarters of 1999, fiscal year 2000 and the quarter ended January 31, 2001. The restatement was reflected in our Annual Report on Form 10-K/A for the fiscal year ended October 31, 2000 and our Quarterly Report on Form 10-Q/A for the quarter ended January 31, 2001 filed with the SEC. All financial information in this Annual Report on Form 10-K for fiscal 2001 reflect this restatement. During the first quarter of 2004, we reached a tentative settlement, within insurance coverage limits, of the shareholder class action lawsuits which arose in connection with our restatement. See “Item 3. Legal Proceedings” for a description of litigation matters related to our restatement and the proposed settlement of those litigation matters.

     We were founded in 1984 and we reincorporated in Delaware in 1991. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064 and our telephone number is (281) 897-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

     We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at “http://www.ncilp.com.” In addition, our website includes other items related to corporate governance matters, including, among others, our corporate governance guidelines, charters of various committees of our board of directors and the code of business conduct and ethics applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website.

Business Segments

     We have divided our operations into three reportable segments: engineered building systems, metal building components and metal coil coaters, based upon similarities in product lines, manufacturing process, marketing and management of its business. Products of all three segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of structural framing and includes value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating and painting continuous steel coils before the steel is fabricated for use by construction and industrial users. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):

	2001		2002		2003

Sales to outside customers:
Metal building components	$516,564	54%	$507,079	53%	$473,499	53%
Engineered building systems	320,789	34	317,926	33	297,304	33
Metal coil coaters	117,524	12	128,437	14	127,347	14
Intersegment sales	96,834	10	97,024	10	106,338	12
Eliminations	(96,834)	(10)	(97,024)	(10)	(106,338)	(12)

Total net sales	$954,877	100%	$953,442	100%	$898,150	100%

Operating income:
Metal building components	$40,429	8%	$46,829	9%	$45,851	10%
Engineered building systems	43,827	14	28,695	9	18,055	6
Metal coil coaters	20,318	17	23,578	18	21,204	17
Restructuring charge	(2,815)	—	—	—	—	—
Corporate	(36,934)	—	(26,878)	—	(27,947)	—

Total operating income	$64,825	7%	$72,224	8%	$57,163	6%

Total assets:
Metal building components	$519,256	62%	$307,539	43%	$304,910	43%
Engineered building systems	93,094	11	206,429	29	204,931	29
Metal coil coaters	166,918	20	161,128	22	158,553	22
Corporate	59,544	7	46,169	6	44,766	6

Total assets	$838,812	100%	$721,265	100%	$713,160	100%

     For more business segment information, please see the supplementary business segment information contained in footnote 14 to our consolidated financial statements included in our 2003 Annual Report to Shareholders.

     Metal Building Components. We are the largest domestic supplier of metal building components to the non-residential building industry and have a market share at least twice that of our largest competitor. We are also one of the largest suppliers in the U.S. of roll-up doors for self-storage facilities. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as repair and retrofit uses.

     The following are the types of products we sell:

•	Metal roof and wall systems	•	Fascia systems
•	Roll-up and sectional doors	•	Mansard systems
•	Interior and exterior doors	•	Trim and accessories
•	Self-storage	•	Standing seam roof systems

     Our products are used in the following markets:

•	Industrial	•	Commercial
•	Governmental	•	Agricultural
•	Community	•	Residential
•	Self-storage

     We market our metal building components products nationwide primarily through a direct sales force under several brand names. These brand names include “Metal Building Components,” “American Building Components,” “Doors and Building Components,” “ABC,” “DBCI,” “MBCI,” “Midland Metals,” “IPS,” “NCI Metal Depot” and “Able Garage Doors.”

     Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,400 builders and a direct sales force under several brand names. These brand names include “Metallic Buildings,” “Mid-West Steel Buildings,” “A & S Buildings,” “All American Systems,” “Classic,” “Steel Systems” and “Mesco.”

     Metal Coil Coaters. We provide hot roll and light gauge metal coil coating services and products. We clean, treat and coat hot roll and light gauge metal coils for our own use in our other two business segments, supplying substantially all of our internal metal coil coating requirements. On average, our internal use accounts for about 52% of our production. We also clean, treat and coat hot roll metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures and office furniture. We market our metal coil coating services nationwide under the brand names “Metal Coaters,” “Metal-Prep” and “DOUBLECOTE.”

Industry Overview

     The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal building components and engineered building systems.

     Metal Building Components. Manufacturers of metal components supply products to the building industry. These products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. These products are used in new construction and in repair and retrofit applications for commercial, industrial, agricultural, governmental, community, residential and self-storage uses. Metal building components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. We estimate the metal building components market including roofing applications to be a multi-billion dollar market, although market data is limited. We believe that the metal building components business is less affected by economic cycles than the engineered building systems business due to the use of metal building components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

     Metal roofing accounts for a significant portion of the overall metal building components market, but less than 10% of total annual roofing material expenditures. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

•	Lower lifecycle cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are 60-70% higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial cost.

•	Increased longevity. Metal roofing systems generally last for 20 years without requiring major maintenance or replacement. This compares to five to ten years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

•	Attractive aesthetics and design flexibility. Metal roofing systems allow architects and builders to integrate colors and geometric design into the roofing of new and existing buildings, providing an increasingly fashionable means of enhancing a building’s aesthetics. Conventional roofing material is generally tar paper or a gravel surface, and building designers tend to conceal roofs made with these materials.

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

     Over the last 15 years, engineered building systems have significantly increased penetration of the market for non-residential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported sales of engineered building systems increased from approximately $1.5 billion in 1993 to $2.5 billion in 2000. We believe this increase resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment through the year 2000. In 2001, the MBMA reported a decline of 20% in sales to $2.0 billion, which was in-line with the general decline in non-residential construction. This downturn continued into 2002 with a further decline of 10% from the 2001 level to $1.8 billion. Although final 2003 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems declined an additional 6% in 2003 to approximately $1.7 billion. Industry sales are expected to improve as non-residential construction markets show improvements.

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

     In our marketing efforts, we and other major manufacturers generally emphasize the following characteristics of engineered building systems to distinguish them from other methods of construction:

•	Shorter construction time. In many instances, it takes less time to construct an engineered building than other building types. In addition, because most of the work is done in the factory, the likelihood of weather interruptions is reduced.

•	More efficient material utilization. The larger engineered building systems manufacturers use computer-aided analysis and design to fabricate structural members with high strength-to-weight ratios, minimizing raw materials costs.

•	Lower construction costs. The in-plant manufacture of engineered building systems, coupled with automation, allows the substitution of less expensive factory labor for much of the skilled on-site construction labor otherwise required for traditional building methods.

•	Greater ease of expansion. Engineered building systems can be modified quickly and economically before, during or after the building is completed to accommodate all types of expansion. Typically, an engineered building system can be expanded by removing the end or side walls, erecting new framework and adding matching wall and roof panels.

•	Lower maintenance costs. Unlike wood, metal will not deteriorate because of cracking, rot or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

     Metal Coil Coaters. Metal coil coating consists of cleaning, treating and painting continuous steel coils before the steel is fabricated for use by various industrial users. Light gauge and medium gauge steel coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal building components and engineered building systems. In addition, these painted steel coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids.

     According to information collected by the National Coil Coating Association and other market information available to us, we believe that approximately 4.5 million tons of light gauge steel and 1 million tons of hot rolled, medium gauge steel is coated in the United States annually.

     Consolidation. Over the last several years, there has been consolidation in the metal building components, engineered building systems and metal coil coating industries, which include a large number of small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs.

Products and Markets

     Our product lines consist of metal building components, engineered building systems and metal coil coating services.

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

     Our metal roofing products are attractive and durable. We use standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. We also have developed and patented a retrofit metal panel, Retro-R®, that is used to replace wall and roof panels of metal buildings. Retro-R® can be installed over the top of existing metal panels to remodel or preserve a standing structure. Although metal roofing is somewhat more expensive than traditional roofing in upfront costs, its durability and low maintenance costs make metal roofing a lower cost roofing product after the first 10 years.

     We manufacture roll-up and sectional overhead doors and sell interior and exterior walk doors for use in metal and other buildings. We are one of the largest suppliers in the U.S. of roll-up doors to builders of self-storage facilities. Our acquisition of the Able Garage Door assets during fiscal 2003 provides us with an entry into the residential market for sectional doors.

     During fiscal 2000, we introduced our new “pier and header” system that is used in the construction of self-storage warehouse facilities. Conventional metal building systems require approximately ten steps and processes to construct the areas between and above the doors of self-storage units. Our pier and header system requires only two and produces a facility that is more aesthetically pleasing with a clean, uncluttered profile.

     Engineered Building Systems. Engineered building systems consist of pre-engineered structural members and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. We design an integrated engineered building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Engineered building systems typically consist of three systems:

•	Primary structural framing. Primary structural framing, fabricated from heavy-gauge steel, supports the secondary structural framing, roof, walls and all externally applied loads. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

•	Secondary structural framing. Secondary structural framing consists of medium-gauge, roll-formed steel components called purlins and girts. Purlins are attached to the primary frame to support the roof. Girts are attached to the primary frame to support the walls. The secondary structural framing is designed to strengthen the primary structural framing and efficiently transfer applied loads from the roof and walls to the primary structural framing.

•	Covering systems. Covering systems consist of roof and wall panels. These panels not only lock out the weather but also contribute to the structural integrity of the overall building system. Roof and wall panels are fabricated from light-gauge, roll-formed steel.

     Accessory components complete the engineered building system. These components include doors, windows, gutters and interior partitions.

     Our patented “Long Bay System” allows for the construction of metal buildings with base spacings of up to 60 feet without internal supports. This compares to base spacings of up to 30 feet under other engineered building systems. The Long Bay System virtually eliminates all welding at the site, which significantly reduces erection time compared with conventional steel construction. Our patented Long Bay System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more quickly.

     Metal Coil Coaters. We provide our own light gauge metal coil coating products and services for use in metal building component, door and engineered building systems manufacturing. We also provide pre-painted hot roll coils for our own use and to other manufacturers of engineered building systems and metal building components. We also pre-paint light gauge steel coils for steel mills and metal service centers, which supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal building components, lighting fixtures, ceiling grids, water heaters and other products.

     Our metal coil coating operations apply a variety of paint systems to metal coils. The process generally includes cleaning, treating and painting the coil and slitting and/or embossing it to customer specifications. We believe that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers’ in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Sales, Marketing and Customers

     Metal Building Components. We sell metal building components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “Metal Building Components,” “American Building Components,” “ABC,” “MBCI,” “Midland Metals,” “NCI Metal Depot” and “IPS. Roll-up doors, sectional doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names “Doors & Building Components,” “DBCI” or “Able Garage Doors.” These components also are produced for integration into self storage and engineered building systems sold by us. We also operate six NCI Metal Depot retail stores that sell components directly to the public.

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

     Our metal building components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2003, our largest customer for metal building components accounted for less than 3% of our total sales.

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

     Engineered Building Systems. We sell engineered building systems to builders nationwide under the brand names “Metallic Buildings,” “Mid-West Steel Buildings,” “A & S Buildings, ” “Classic” and “Mesco.” We market engineered building systems through an in-house sales force to authorized builder networks of over 1,400 builders. We market engineered building systems under the brand name “Mid-West Steel Buildings” directly to contractors in Texas and surrounding states using an in-house sales force. We also sell engineered building systems under the names “All American Systems” and “Steel Systems” to various private labels.

     Our authorized builder networks consist of independent general contractors that market our Mid-West Steel Buildings, Metallic Buildings, A & S Buildings and Mesco products to end-users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2003, our largest customer for engineered building systems accounted for less than 1% of our total sales.

     We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. The agreement is cancelable by either party on 60 days notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

     Our patented Long Bay System provides us with an entrée to builders that focus on larger buildings. This also provides us with new opportunities to cross-sell our other products to these new builders.

     During fiscal 2001, we introduced a National Accounts program. This program is designed to provide our builders with access to the largest contractors and developers in the United States. We currently have a team of nine people who comprise our National Accounts group. We market our engineered building systems and our patented Long Bay System under this program using the brand name “Metallic Buildings.”

     Metal Coil Coaters. We have a small number of national accounts for our metal coil coating products and services. Each of our metal coil coating facilities has its own sales manager and sales staff. We market our metal coil coating products under the brand names DOUBLECOTE,” “Metal Coaters” and “Metal-Prep.” During fiscal 2003, we were our own largest customer for metal coil coating services. Our second largest customer accounted for less than 15% of our total sales.

Manufacture and Design

     Metal Building Components. We operate 25 facilities used for manufacturing of metal building components for the building industry, including our door operations. We believe this broad geographic penetration gives us an advantage over our components competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. We also own a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

     Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Orders are processed at the Texas and Georgia plants and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

     Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls which form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

     Engineered Building Systems. We operate six facilities used for manufacturing and distributing engineered building systems, including our new state-of-the art facility located in Lexington, Tennessee. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 290 engineers and draftsmen in this area.

     Once the specifications and designs of the customer’s project have been finalized, the manufacturing of frames and other building systems begins at one of our six frame manufacturing facilities in Texas, Georgia or Tennessee or our joint venture facility in Mexico. The fabrication of the primary structural framing consists of a process in which steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

     Once manufactured, structural framing members and covering systems are shipped to the job site for assembly. Since on-site construction is performed by an unaffiliated, independent general contractor, usually one of our authorized builders, we generally are not responsible for claims by end users or owners attributable to faulty on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

     We own 51% of a joint venture, which operates a framing facility in Monterrey, Mexico. We purchase approximately 95% of the framing systems produced by the Mexico joint venture.

     Metal Coil Coaters. We operate two metal coil coating facilities for hot rolled, medium gauge steel coils and three metal coil coating facilities for painting light gauge steel coils. These facilities primarily service our needs, but we also process steel coils at these facilities for other customers. Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. Initially, various metals in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services can also be performed on the coated metal before shipping according to customer specifications. Hot roll steel coils typically are used in the production of secondary structural framing of metal buildings and other structural applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures, ceiling grids, water heaters and other products.

Raw Materials

     The principal raw material used in manufacturing of our metal building components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During fiscal 2003, we purchased approximately 65% of our steel requirements from U.S. Steel and International Steel Group, Inc. or predecessors acquired by them in the third quarter of fiscal 2003. No other steel supplier accounted for more than 8% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery. These suppliers generally maintain an inventory of the types of materials we require.

     We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries. During fiscal 2002 and the first nine months of fiscal 2003 our then existing two principal steel suppliers both operated under the protection of bankruptcy laws, but we did not experience unusual shortages, delivery or quality issues with those suppliers during that period. The assets of both suppliers were acquired by U.S. Steel and International Steel Group in the third quarter of 2003.

Backlog

     At November 1, 2003, the total backlog of orders for our products believed by us to be firm was $169.0 million. This compares with a total backlog for our products of $162.0 million at November 2, 2002. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at November 1, 2003 currently is scheduled to extend beyond fiscal 2004.

Competition

     We and other manufacturers of metal building components and engineered building systems compete in the building industry with all other alternative methods of building construction such as tilt-wall, concrete and wood, single ply and built up, all of which may be perceived as more traditional, more aesthetically pleasing or having other advantages over our products. We compete with all manufacturers of building products, from small local firms to large national firms.

     In addition, competition in the metal building components and engineered building systems market of the building industry is intense. It is based primarily on:

•	quality

•	service

•	delivery

•	ability to provide added value in the design and engineering of buildings

•	price

•	speed of construction

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

     We compete with a number of other providers of metal coil coating services to manufacturers of metal building components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least three other providers of light gauge metal coil coating services and two other providers of hot rolled, medium gauge metal coil coating services have nationwide coverage. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

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

     We have discovered the existence of polychlorinated biphenyls and certain other heavy metals at one of our facilities. Soil borings have been sampled and analyzed to determine the impact on the soil at the site and the findings indicate that remediation of the site will likely be necessary, although it appears that contaminated area does not extend beyond the boundary of our real property. We have filed an application with the Texas Commission of Environmental Quality for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we estimate that we will spend approximately $1.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses, although we can give you no assurance that actual costs will not significantly exceed our estimate. We do not believe that the remediation of the site will have a material adverse effect on our business, consolidated financial condition or results of operations. Findings of polychlorinated biphenyls and certain other heavy metals at the site are not consistent with our historical or ongoing operations conducted at the site. Thus, it appears that any contamination was likely produced by and/or brought onto the site by previous property owners/users or by a third party. We have an indemnity obligation from the immediate prior owner of the property with respect to environmental issues. We intend to identify previous property owners/users who might be culpable for the contamination and determine whether it is practical to seek contribution and indemnification for the remediation costs. As with any dispute involving technical issues of expertise, however, these efforts could be very costly and time consuming. It is possible, therefore, that efforts to pursue previous property owners/users and/or potentially responsible parties may not be cost-effective for us.

     We also must comply with federal, state and local laws and regulations governing occupational safety and health, including review by the federal Occupational Health and Safety Administration and similar state agencies. We believe we are in substantial compliance with applicable laws and regulations. Compliance does not have a material adverse affect on our business.

     The engineered building systems and components we manufacture must meet zoning, building code and uplift requirements adopted by local governmental agencies. We believe that our products are in substantial compliance with applicable zoning, code and uplift requirements. Compliance does not have a material adverse affect on our business.

Patents, Licenses and Proprietary Rights

     We have a number of United States patents and pending patent applications, including patents and applications relating to metal roofing systems, metal overhead doors, our new pier and header system, our patented Long Bay System and Retro-R® panel. We do not, however, consider patent protection to be a material competitive factor in our industry. We also have several registered trademarks and pending registrations in the United States.

Employees

     As of November 1, 2003, we had approximately 3,860 employees, of whom 2,913 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

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

Risk Factors

     Our businesses are cyclical. The non-residential construction industry is highly sensitive to national and regional economic conditions. From time to time, it has been adversely affected in various parts of the country by unfavorable economic conditions, low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. We cannot predict the timing or severity of future economic or industry downturns. Any economic downturn, particularly in states where many of our sales are made, could have a material adverse effect on our results of operations and financial condition.

     Our businesses are seasonal. The metal components, metal coil coating and engineered building systems businesses, as well as the construction industry in general, are seasonal in nature. Sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe winter weather conditions can delay construction projects and otherwise adversely affect our business.

     Supply and demand for steel may affect our business. Our principal raw material is steel. We do not have any long-term contracts for the purchase of steel. During fiscal 2003, we purchased approximately 65% of our steel requirements from U.S. Steel and International Steel Group, Inc. or predecessors acquired by them in the third quarter of fiscal 2003. We do not maintain an inventory of steel in excess of our current production requirements. We can give you no assurance that steel will remain available or that prices will remain stable. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond our control. These factors include general economic conditions, competition, labor costs, import duties and other trade restrictions. Furthermore, a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. If the available supply of steel declines or if one or more of our current suppliers is unable for financial or any other any reason to continue in business or produce steel sufficient to meet our requirements, we could experience price increases, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

     We have potential exposure to shareholder lawsuits. As a result of our restatement of our financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against us and certain of our current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001 and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated we made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by our components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in our common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, we filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. We and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. In January 2004, we entered into an agreement to settle the lawsuits, without admitting any of the allegations against us or our officers, and agreed to pay $7.0 million for the dismissal of the claims, which is within our insurance coverage limits and has been agreed to by our insurance carriers. The settlement is subject to the approval of the court. Discovery in the consolidated cases is at a very early stage. Consequently, if the proposed settlement should not be approved by the court or implemented for any reason, at this time we are not able to predict whether we will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that we might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

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

     We have discovered the existence of polychlorinated biphenyls and certain other heavy metals at one of our facilities. Soil borings have been sampled and analyzed to determine the impact on the soil at the site and the findings indicate that remediation of the site will likely be necessary, although it appears that the contaminated area does not extend beyond the boundary of our real property. We have filed an application with the Texas Commission of Environmental Quality for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we estimate that we will spend approximately $1.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses, although we can give you no assurance that actual costs will not significantly exceed our estimate. We do not believe that the remediation of the site will have a material adverse effect on our business, consolidated financial condition or results of operations. Findings of polychlorinated biphenyls and certain other heavy metals at the site are not consistent with our historical or ongoing operations conducted at the site. Thus, it appears that any contamination was likely produced by and/or brought onto the site by previous property owners/users or by a third party. We have an indemnity obligation from the immediate prior owner of the property with respect to environmental issues. We intend to identify previous property owners/users who might be culpable for the contamination and determine whether it is practical to seek contribution and indemnification for the remediation costs. As with any dispute involving technical issues of expertise, however, these efforts could be very costly and time consuming. It is possible, therefore, that efforts to pursue previous property owners/users and/or potentially responsible parties may not be cost-effective for us.

     Our businesses are highly competitive. Competition in the metal components and metal buildings markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

•	quality

•	service

•	delivery

•	ability to provide added value in the design and engineering of buildings

•	price

•	speed of construction in buildings and components

     We compete with a number of other manufacturers of metal components and engineered building systems and providers of coil coating services ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction. These alternative building methods may be perceived as more traditional, more aesthetically pleasing or having other advantages.

     Our stock price has been and may continue to be volatile. The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	changes in earnings estimates by analysts;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the metal components and engineered building systems industries;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.

     In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

     Acquisitions may have short-term adverse effects on our operations. One element of our growth strategy is to pursue strategic acquisitions that either expand or complement our business. We may not be able to integrate successfully an acquired business into our business or operate profitably any business we may acquire. Acquisitions involve a number of special risks. They divert management’s attention to the integration of the operations and personnel of the acquired companies. They may also have adverse short-term effects on our operating results. We may have difficulty integrating our financial reporting and other management systems in connection with acquisitions.

     We may not be able to service our debt. In connection with our acquisition activity, especially the MBCI acquisition in 1998, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior credit facility and the indenture governing our publicly-held notes.

     The debt that we carry may have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms.

•	We must use a portion of our cash flow to pay the principal and interest on our debt. These payments reduce the funds that would otherwise be available for our operations and future business opportunities.

•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations.

•	We may be more vulnerable to a downturn in our business or the economy generally.

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

     We must comply with debt covenants. We must comply with operating and financing restrictions in our senior credit facility and the indenture governing our publicly-held notes. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prohibit our ability to:

•	incur additional indebtedness;

•	make restricted payments, including dividends or other distributions;

•	incur liens;

•	make investments, including joint venture investments;

•	sell assets; and

•	merge or consolidate with or into other companies or sell substantially all our assets.

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

Item 2. Properties.

We conduct manufacturing operations at the following facilities:

		Square	Owned
Facility	Products	Feet	or Leased

Chandler, Arizona	Doors and related metal components	35,000	Leased
Tolleson, Arizona	Metal components (1)	65,980	Owned
Atwater, California	Metal components (2)	112,200	Owned
Rancho Cucamonga, California	Metal coil coating	98,000	Owned
Adel, Georgia	Metal components (1)	59,550	Owned
Douglasville, Georgia	Metal components (3)	110,536	Owned
Douglasville, Georgia	Doors and related metal components	60,000	Owned
Marietta, Georgia	Metal coil coating	125,700	Owned
Tallapoosa, Georgia	Engineered building systems (4)	249,000	Leased
Mattoon, Illinois	Metal components (2)	115,480	Owned
Shelbyville, Indiana	Metal components (1)	66,450	Owned
Oskaloosa, Iowa	Metal components (5)	62,702	Owned
Nicholasville, Kentucky	Metal components (5)	41,280	Owned
Monterrey, Mexico (6)	Engineered building systems (7)	237,476	Owned
Big Rapids, Michigan	Metal components (5)	54,640	Owned
Jackson, Mississippi	Metal components (5)	96,000	Owned
Jackson, Mississippi	Metal coil coating	363,200	Owned
Hernando, Mississippi	Metal components (1)	71,720	Owned
Omaha, Nebraska	Metal components (5)	51,750	Owned
Rome, New York	Metal components (5)	57,700	Owned
Oklahoma City, Oklahoma	Metal components (1)	59,695	Owned
Caryville, Tennessee	Engineered building systems (4)	193,800	Owned
Lexington, Tennessee	Engineered building systems (7)	140,404	Owned
Memphis, Tennessee	Metal coil coating	61,500	Owned
Ennis, Texas	Metal components (1)	33,000	Owned
Houston, Texas	Metal components (3)	209,355	Owned
Houston, Texas	Metal coil coating	39,550	Owned
Houston, Texas	Engineered building systems (8)	410,980	Owned
Houston, Texas	Doors and related metal components	23,625	Owned
Houston, Texas	Engineered building systems (4)	148,500	Owned
Houston, Texas	Sectional doors	49,600	Owned
Lubbock, Texas	Metal components (1)	64,320	Owned
San Antonio, Texas	Metal components (5)	52,360	Owned
Stafford, Texas	Metal components (9)	56,840	Leased
Salt Lake City, Utah	Metal components (3)	93,150	Owned
Colonial Heights, Virginia	Metal components (1)	37,000	Owned

(1)	Secondary structures and covering systems.

(2)	Endwalls, secondary structures and covering systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and covering systems for engineered building systems.

(5)	Covering systems.

(6)	We own a 51% interest in a joint venture that owns this facility.

(7)	Primary structures for engineered building systems.

(8)	Structural steel.

(9)	Insulated panel systems.

     We also operate six NCI Metal Depot facilities that sell our products directly to the public. In addition, we lease five facilities that serve as distribution centers for our sectional doors.

     We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities.

     We believe that our present facilities are adequate for our current and projected operations.

     Additionally, we own approximately six acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 14,000 square feet of this facility is leased to third parties for a term of five years with approximately one and one-half years remaining on the lease term.

     During fiscal 2003, we closed our manufacturing facility located in Southlake, Texas, which we are holding for sale. We are also holding for sale our manufacturing facility located in Chester, South Carolina, which we closed during fiscal 2002.

Item 3. Legal Proceedings.

     As a result of our restatement of our financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against us and certain of our current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001 and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated we made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by our components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in our common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, we filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. We and the individual defendants deny the allegations in the complaint and intend to defend against them vigorously. In January 2004, we entered into an agreement to settle the lawsuits, without admitting any of the allegations against us or our officers, and agreed to pay $7.0 million for the dismissal of all of the claims, which is within our insurance coverage limits and has been agreed to by our insurance carriers. The settlement is subject to the approval of the court. Discovery in the consolidated cases is at a very early stage. Consequently, if the proposed settlement should not be approved by the court or implemented for any reason, at this time we are not able to predict whether we will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that we might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on our business, consolidated financial condition or results of operations.

     In connection with our restatement, we entered into a consent decree with the Securities and Exchange Commission, in which we admitted no liability, but agreed not to violate federal securities laws in the future.

     In November 2003, Bethlehem Steel Corporation filed several adversary proceedings in the United States Bankruptcy Court for the Southern District of New York against Metal Building Components, L.P., NCI Group, L.P. and Metal Coaters of California, Inc., three of our operating subsidiaries, seeking reimbursement of alleged preferential transfers made by Bethlehem Steel to our subsidiaries of approximately $15.4 million. We have not received formal service of the lawsuits and discovery has not commenced. We deny the allegations set forth in the complaints and intend to vigorously defend against these claims. Although we are not able to predict whether we will incur any liability or to accurately estimate the damages, or the range of damages, if any, that we might incur in connection with these proceedings, we believe that these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations

     We are involved in various other legal proceedings that we consider to be in the normal course of business. We believe that these proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The information required by this Item is incorporated by reference from our 2003 Annual Report to Shareholders, top of page 52, regarding the market for our common stock.

     The following table sets forth the number of shares of our common stock reserved for issuance under our equity compensation plans as of the end of fiscal 2003.

Securities Reserved for Issuance under Equity Compensation Plans

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,932,229 (1)	$18.50	1,355,221 (2)
Equity compensation plans not approved by security holders	—	—	—

Total	1,932,229		1,355,221

(1)	Includes 144,779 options outstanding under our 2003 long-term stock incentive plan and 1,787,450 options outstanding under our stock option plan. No further options may be granted under our stock option plan.

(2)	In addition to incentive and nonqualified options, all or a portion of the shares listed in this column may be used in connection with the grant of stock appreciation rights, either in tandem with options or freestanding, restricted stock awards, performance share awards and phantom stock awards under our 2003 long-term stock incentive plan.

Item 6. Selected Financial Data.

     The information required by this Item is incorporated by reference from our 2003 Annual Report to Shareholders, bottom of the inside front cover.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item is incorporated by reference from the following portions of our 2003 Annual Report to Shareholders: Management’s Discussion and Analysis of Results of Operations and Financial Condition, pages 41 through 50.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this Item is incorporated by reference from our 2003 Annual Report to Shareholders, page 50.

Item 8. Financial Statements and Supplementary Data.

     The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2003 Annual Report to Shareholders.

Pages of Annual
Report to Shareholders

Selected quarterly financial data	51

Consolidated statements of operations for each of the three fiscal years in the period ended November 1, 2003	22

Consolidated balance sheets at November 1, 2003 and November 2, 2002	23

Consolidated statements of shareholders’ equity for each of the three fiscal years in the period ended November 1, 2003	24

Consolidated statements of cash flows for each of the three fiscal years in the period ended November 1, 2003	25

Notes to consolidated financial statements Report of independent auditors	26-39

Report of independent auditors	40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the CEO and the CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Control over Financial Reporting. During the fourth quarter of fiscal 2003, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item relating to our officers and directors is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, pages 4 through 8.

     The information required by this Item relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, bottom of page 21.

     The information required by this Item relating to a Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, bottom of page 20 through the top of page 21.

Item 11. Executive Compensation.

     The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, pages 9 through 16.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, bottom of page 1 through the top of page 3.

Item 13. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, bottom of page 21 through the top of page 22.

Item 14. Principal Accounting Fees and Services.

     The information required by this Item is incorporated by reference from our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2004, bottom of page 22 through the top of page 23.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)        The following documents are filed as a part of this report:

1.	Consolidated financial statements (see Item 8).

2.	Consolidated financial statement schedules.

Schedule II—Valuation and Qualifying Accounts

     All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

3.	Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated September 13, 2002 (the “Credit Agreement”), by and among NCI, Bank of America, N.A, as administrative agent (“BOA”), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

4.3	Guaranty, dated September 13, 2002, by and among BOA and all of NCI’s domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

4.4	Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

4.5	Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

4.6	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

10.1	Amended and Restated Employment Agreement, dated January 29, 2003, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

10.2	Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May 24, 2001 and December 6, 2001 (filed as Exhibit 10.3 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated by reference herein)

10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.5	2003 Long-Term Stock Incentive Plan, as amended through March 14, 2003 (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

10.8	Form of Restricted Stock Agreement for Senior Executive Officers (filed as Exhibit 4.4 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.9	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.10	Form of Restricted Stock Agreement for Special Long-Term Grant (filed as Exhibit 4.6 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.11	401(k) Profit Sharing Plan, as restated on January 1, 2001 (the “Plan”) (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.12	Amendment No. 1 to the Plan, dated March 7, 2002 (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.13	Amendment No. 2 to the Plan, dated May 21, 2003 (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.14	Amendment No. 3 to the Plan, dated June 30, 2003 (filed as Exhibit 4.4 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.15	Amendment No. 4 to the Plan, dated December 3, 2003 (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.16	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.17	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.18	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and Johnie Schulte (filed as Exhibit 10.10 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.19	Split-Dollar Life Insurance Agreement, dated October 13, 1998, between NCI and Karen Rene Rosales, trustee of the Schulte Investment Trust (filed as Exhibit 10.12 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

*	10.20	Agreement Relating to Retirement, dated January 15, 2004, but effective as of November 1, 2003, between NCI and Johnie Schulte

*	10.21	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn

	10.22	Form of Metal Building Components, L.P. (formerly, MBCI Operating, L.P.) (“MBC”) and NCI Group, L.P. (formerly, Metal Coaters Operating, L.P.) (“NCI Group”) Management Incentive Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.13 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.23	Form of MBC and NCI Group Long-Term Management Incentive Plan (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.24	Form of Metallic Builder Agreement (filed as Exhibit 10.10 to NCI’s registration statement no. 33-45612 and incorporated by reference herein)

	10.25	Form of A & S Builder Agreement (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

	10.26	Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI’s registration statement no. 333-80029 and incorporated by reference herein)

*	13.1	2003 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

*	14.1	Code of Business Conduct and Ethics

*	21.1	List of Subsidiaries

*	23.1	Consent of Independent Auditors

*	23.2	Report of Independent Auditors

*	31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*	31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*	32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

(b)	Reports on Form 8-K.

     On August 28, 2003, we filed a current report on Form 8-K to announce the public dissemination of a press release reporting our financial results for the quarter ended August 2, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of January, 2004.

NCI BUILDING SYSTEMS, INC.

By:	/s/ A.R. Ginn

A.R. Ginn, Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 30th day of January, 2004.

Name	Title

/s/ A.R. Ginn A.R. Ginn	Chairman of the Board, President, Chief Executive Officer and Director (principal executive officer)

/s/ Robert J. Medlock Robert J. Medlock	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)

/s/ William D. Breedlove William D. Breedlove	Director

/s/ Norman C. Chambers Norman C. Chambers	Director

/s/ Gary L. Forbes Gary L. Forbes	Director

/s/ Max L. Lukens Max L. Lukens	Director

/s/ George Martinez George Martinez	Director

/s/ Johnie Schulte, Jr. Johnie Schulte, Jr.	Director

/s/ W.B. Pieper W.B. Pieper	Director

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Additions		Balance
	Beginning	Charged to Costs		at End
Description	of Period	and Expenses	Deductions (1)	of Period

Year ended November 1, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$7,419	$3,842	$1,040	$10,221
Year ended November 2, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$5,641	$3,280	$1,502	$7,419
Year ended October 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$5,435	$2,396	$2,190	$5,641

(1)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated September 13, 2002 (the “Credit Agreement”), by and among NCI, Bank of America, N.A, as administrative agent (“BOA”), Wachovia Bank, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

4.3	Guaranty, dated September 13, 2002, by and among BOA and all of NCI’s domestic subsidiaries and operating limited partnerships (filed as Exhibit 4.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2002 and incorporated by reference herein)

4.4	Promissory Note, dated May 5, 1998, of NCI Holding Corp. in favor of NCI (filed as Exhibit 4.26 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

4.5	Note Pledge Agreement, dated May 5, 1998, between NCI and BOA (filed as Exhibit 4.27 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998 and incorporated by reference herein)

4.6	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A (filed with the SEC on July 9, 1998 and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

10.1	Amended and Restated Employment Agreement, dated January 29, 2003, between NCI and Johnie Schulte, Jr. (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

10.2	Amended and Restated Bonus Program, as amended and restated on December 11, 1998, September 9, 1999, December 7, 2000, May 24, 2001 and December 6, 2001 (filed as Exhibit 10.3 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2001 and incorporated by reference herein)

10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

10.5	2003 Long-Term Stock Incentive Plan, as amended through March 14, 2003 (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.8	Form of Restricted Stock Agreement for Senior Executive Officers (filed as Exhibit 4.4 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.9	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.10	Form of Restricted Stock Agreement for Special Long-Term Grant (filed as Exhibit 4.6 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

	10.11	401(k) Profit Sharing Plan, as restated on January 1, 2001 (the “Plan”) (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.12	Amendment No. 1 to the Plan, dated March 7, 2002 (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.13	Amendment No. 2 to the Plan, dated May 21, 2003 (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.14	Amendment No. 3 to the Plan, dated June 30, 2003 (filed as Exhibit 4.4 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.15	Amendment No. 4 to the Plan, dated December 3, 2003 (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111142 and incorporated by reference herein)

	10.16	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.17	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.18	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and Johnie Schulte (filed as Exhibit 10.10 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.19	Split-Dollar Life Insurance Agreement, dated October 13, 1998, between NCI and Karen Rene Rosales, trustee of the Schulte Investment Trust (filed as Exhibit 10.12 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

*	10.20	Agreement Relating to Retirement, dated January 15, 2004, but effective as of November 1, 2003, between NCI and Johnie Schulte

*	10.21	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn

	10.22	Form of Metal Building Components, L.P. (formerly, MBCI Operating, L.P.) (“MBC”) and NCI Group, L.P. (formerly, Metal Coaters Operating, L.P.) (“NCI Group”) Management Incentive Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.13 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.23	Form of MBC and NCI Group Long-Term Management Incentive Plan (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

	10.24	Form of Metallic Builder Agreement (filed as Exhibit 10.10 to NCI’s registration statement no. 33-45612 and incorporated by reference herein)

	10.25	Form of A & S Builder Agreement (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

	10.26	Indenture, dated May 5, 1999, by and among NCI, the guarantors named therein and Harris Trust Company of New York (filed as Exhibit 10.20 to NCI’s registration statement no. 333-80029 and incorporated by reference herein)

*	13.1	2003 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

*	14.1	Code of Business Conduct and Ethics

*	21.1	List of Subsidiaries

*	23.1	Consent of Independent Auditors

*	23.2	Report of Independent Auditors

*	31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*	31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*	32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith