Form 10-Q
period 2004-01-31
NCI BUILDING SYSTEMS INC
filed 2004-03-16
CIK 883902

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     January 31, 2004

Commission file number:     1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10943 N. Sam Houston Parkway W.
Houston, TX	77064

(Address of principal executive offices)	(Zip Code)

(281) 897-7788

Registrant’s telephone number, including area code

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—19,468,826 shares as of January 31, 2004

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements concerning the business and operations of NCI Building Systems, Inc. and its subsidiaries (the “Company”). Although the Company believes that the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings and general economic conditions affecting the construction industry, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its most recent annual and quarterly reports on Forms 10-K and 10-Q. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	January 31, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,505	$14,204
Accounts receivable, net	75,553	96,620
Inventories	61,798	59,334
Deferred income taxes	8,904	8,904
Prepaid expenses	8,957	6,243

Total current assets	161,717	185,305
Property, plant and equipment, net	197,264	201,826
Excess of costs over fair value of acquired net assets	318,247	318,247
Other assets	7,755	7,782

Total assets	$684,983	$713,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	48,461	55,106
Accrued compensation and benefits	21,978	19,529
Accrued interest	3,367	6,406
Other accrued expenses	29,449	31,429

Total current liabilities	109,505	118,720

Long-term debt, noncurrent portion	209,825	242,500
Deferred income taxes	20,060	20,189
Shareholders’ equity:
Common stock	195	190
Additional paid-in capital	111,145	103,076
Retained earnings	234,256	228,488
Treasury stock	(3)	(3)

Total shareholders’ equity	345,593	331,751

Total liabilities and shareholders’ equity	$684,983	$713,160

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Fiscal Three Months Ended
	January 31, 2004	February 1, 2003
Sales	$215,406	$207,864
Cost of sales	165,189	163,983

Gross profit	50,217	43,881
Selling, general and administrative expenses	36,271	32,377

Income from operations	13,946	11,504
Interest expense	(4,578)	(5,127)
Other income, net	441	81

Income before income taxes	9,809	6,458
Provision for income taxes	4,041	2,616

Net income	$5,768	$3,842

Income per share:
Basic	$0.30	$0.21

Diluted	$0.29	$0.20

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Fiscal Three Months Ended
	January 31, 2004	February 1, 2003
Cash flows from operating activities:
Net income	$5,768	$3,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,673	5,656
(Gain) loss on sale of fixed assets	79	(3)
Provision for doubtful accounts	531	292
Deferred income tax benefit	(129)	—
Changes in working capital:
Current assets	15,358	7,679
Current liabilities	(5,806)	(6,177)

Net cash provided by operating activities	21,474	11,289

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,030)	(3,880)
Other	35	196

Net cash used in investing activities	(1,995)	(3,684)

Cash flows from financing activities:
Proceeds from stock options exercised	5,497	690
Net payments on revolving lines of credit	(800)	(9,700)
Payments on long-term debt	(31,875)	(1,562)

Net cash used in financing activities	(27,178)	(10,572)

Net decrease in cash and cash equivalents	(7,699)	(2,967)
Cash and cash equivalents at beginning of period	14,204	9,530

Cash and cash equivalents at end of period	$6,505	$6,563

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2004
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2004.

For accounting purposes, the Company uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003, filed with the Securities and Exchange Commission.

NOTE 2 — INVENTORIES

The components of inventory are as follows:

	January 31, 2004	November 1, 2003
	(in thousands)
Raw materials	$43,025	$40,173
Work in process and finished goods.	18,773	19,161

	$61,798	$59,334

NOTE 3 — BUSINESS SEGMENTS

The Company has divided its operations into three reportable segments: metal building components, engineered building systems and metal coil coaters, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon operating income. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended
	January 31, 2004		February 1, 2003
	(in thousands, except for percentages)
		%		%
Sales to outside customers:
Metal building components	$118,377	55	$108,051	52
Engineered building systems	66,879	31	70,430	34
Metal coil coaters	30,150	14	29,383	14
Intersegment sales	33,161	15	24,937	12
Eliminations	(33,161)	(15)	(24,937)	(12)

Total net sales	$215,406	100	$207,864	100

Operating income:
Metal building components	$11,242	9	$8,753	8
Engineered building systems	4,085	6	4,757	7
Metal coil coaters	5,926	20	3,901	13
Corporate	(7,307)	—	(5,907)	—

Total operating income	$13,946	6	$11,504	6

Total assets:
Metal building components	$293,610	43	$298,915	42
Engineered building systems	201,498	29	202,591	29
Metal coil coaters	152,420	22	164,208	23
Corporate	37,455	6	42,644	6

Total assets	$684,983	100	$708,358	100

NOTE 4 — ACCOUNTING FOR STOCK OPTIONS

The Company accounts for its stock-based compensation using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, as amended. Pursuant to APB No. 25, the Company does not recognize compensation cost for its stock option grants because the number of shares potentially issuable and the exercise price, which is equal to the fair market value of the underlying stock on the date of grant, are fixed.

The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for the Company’s stock option grants using SFAS No. 123, Accounting for Stock-Based Compensation, which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model (in thousands, except per share amounts).

	Fiscal Three Months Ended
	January 31, 2004	February 1, 2003
	(in thousands, except per data share)
Reported income	$5,768	$3,842
Pro forma compensation expense, net of tax	499	517

Pro forma income	$5,269	$3,325

Pro forma basic income per share	$0.27	$0.18
Pro forma diluted income per share	$0.26	$0.18

NOTE 5 — NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

	Fiscal Three Months Ended
	January 31, 2004	February 1, 2003
	(in thousands, except per data share)
Net income	$5,768	$3,842

Weighted average common shares outstanding	19,299	18,694
Add: Common stock equivalents
Stock options	270	238

Weighted average common shares outstanding, assuming dilution	19,569	18,932

Income per share:
Basic	$0.30	$0.21

Diluted	$0.29	$0.20

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN No. 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN No. 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. The FASB’s December 2003 revision to FIN No. 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004. The Company is currently reviewing the provisions of FIN No. 46. The Company does not expect that the adoption will have a significant impact on the Company’s financial position and results of operations.

NOTE 7 — CONTINGENCIES

The Company’s primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. During the first three months of fiscal 2004, the Company purchased approximately 61% of its steel requirements from U.S. Steel and International Steel Group, Inc. The Company does not maintain an inventory of steel in excess of its current production requirements. Should either of these companies cease operations, essential supply of primary raw materials could be temporarily interrupted.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint and intend to defend against them vigorously. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting to any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement has been preliminarily approved and is subject to the final approval of the court. If the proposed settlement should not be approved by the court or implemented for any reason, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that it might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on the Company’s business, consolidated financial condition or results of operations.

On November 20, 2003, Bethlehem Steel Corporation filed several adversary proceedings in the United States Bankruptcy Court for the Southern District of New York against Metal Building Components, L.P., NCI Group, L.P., and Metal Coaters of California, Inc. (three of the Company’s operating subsidiaries), seeking reimbursement of alleged preferential transfers made by Bethlehem Steel to the Company’s subsidiaries of approximately $15.4 million. The Company is in the process of responding to the lawsuits, and discovery has not yet commenced. The Company denies the allegations set forth in the complaints and intends to vigorously defend against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these proceedings, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

The Company has discovered the existence of polychlorinated biphenyls and certain other heavy metals at one of its facilities. Soil borings have been sampled and analyzed to determine the impact on the soil at the site and the findings indicate that remediation of the site will likely be necessary, although it appears that the contaminated area does not extend beyond the boundary of the real property boundary line. The Company has filed an application with the Texas Commission of Environmental Quality for entry into its Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company estimates that it will spend approximately $1.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses, although the Company can give no assurance that actual costs will not significantly exceed its estimate. The Company has made an accrual in the amount of $1.5 million to cover the estimated anticipated costs of remediation of these environmental issues. The Company does not believe that the remediation of the site will have a material adverse effect on its business, consolidated financial condition or results of operations. Findings of polychlorinated biphenyls and certain other heavy metals at the site are not consistent with the Company’s historical or ongoing operations conducted at the site. Thus, it appears that any contamination was likely produced by and/or brought onto the site by previous property owners/users or by a third party. The Company has an indemnity obligation from the immediate prior owner of the property with respect to environmental issues. The Company intends to identify previous property owners/users who might be culpable for the contamination and determine whether it is practical to seek contribution and indemnification for remediation costs. As with any dispute involving technical issues of expertise, however, these efforts could be very costly and time consuming. It is possible, therefore, that efforts to pursue previous property owners/users and/or potentially responsible parties may not be cost effective for the Company.

From time to time, the Company is involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these legal proceedings, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

NCI BUILDING SYSTEMS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company has divided its operations into three reportable segments: metal building components, engineered building systems and metal coil coaters, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon operating income. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended
	January 31, 2004		February 1, 2003
	(in thousands, except for percentages)
		%		%
Sales to outside customers:
Metal building components	$118,377	55	$108,051	52
Engineered building systems	66,879	31	70,430	34
Metal coil coaters	30,150	14	29,383	14
Intersegment sales	33,161	15	24,937	12
Eliminations	(33,161)	(15)	(24,937)	(12)

Total net sales	$215,406	100	$207,864	100

Operating income:
Metal building components	$11,242	9	$8,753	8
Engineered building systems	4,085	6	4,757	7
Metal coil coaters	5,926	20	3,901	13
Corporate	(7,307)	—	(5,907)	—

Total operating income	$13,946	6	$11,504	6

Total assets:
Metal building components	$293,610	43	$298,915	42
Engineered building systems	201,498	29	202,591	29
Metal coil coaters	152,420	22	164,208	23
Corporate	37,455	6	42,644	6

Total assets	$684,983	100	$708,358	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JANUARY 31, 2004 COMPARED TO FISCAL THREE MONTHS ENDED FEBRUARY 1, 2003

Consolidated sales for the three months ended January 31, 2004 were $215.4 million compared with $207.9 million for the three months ended February 1, 2003. Sales were up 4% due to $3.3 million from the acquisition of Able Manufacturing and Wholesale Garage Door (“Able”) and increased market penetration in the metal building components and metal coil coaters segments, offset by a decrease of 5% in the engineered building systems segment sales. The metal construction industry has experienced declines in the past two years and this trend is improving slightly entering into fiscal 2004. The Company believes it is well positioned to outperform its competitors in the metal construction industry, despite the difficult environment, due to increased market penetration, a low cost infrastructure, and a broad product offering including retrofit and repair, which is counter cyclical in an economic downturn. Intersegment sales in fiscal 2004 of $33.2 million represent products and services provided between the three segments for metal building components, engineered building systems and metal coil coaters of $11.0 million, $3.8 million and $18.4 million, respectively.

Metal Building Components sales increased 10%, to $118.4 million, in the three months ended January 31, 2004 compared to $108.1 million in the prior year’s period. Of this increase, $4.4 million is attributable to the Able acquisition and increased market penetration by the metal doors operations. The remaining $5.9 million increase is attributable to growth in the manufacturing warehouse market, improved sales for agricultural uses due to weather, and a slightly better economic market for repairs and retrofit applications. Metal building components accounted for 55% of total consolidated sales in the three months ended January 31, 2004 compared to 52% in the three months ended February 1, 2003.

Operating income of the metal building components segment increased 28% in the three months ended January 31, 2004, to $11.2 million compared to $8.8 million in the prior year. Of this $2.4 million increase, $1.9 million resulted from higher sales volume and an increase in margins of $2.7 million due to improved plant efficiencies, offset by an increase of $2.2 million in selling and administrative expenses consisting of the inclusion of the acquisition of Able ($0.8 million), increase in the allowance for doubtful accounts ($0.5 million), increase in advertising expenses ($0.3 million), increase in health care costs ($0.2 million) and an increase in other expenses ($0.4 million). As a percent of sales, operating income in the three months ended January 31, 2004 was 9% compared to 8% in the three months ended February 1, 2003.

Engineered Building Systems sales were $66.9 million for the three months ended January 31, 2004 compared with $70.4 million for the prior year’s period, representing a 5% decline. The engineered building systems segment continues to face stiff price competition and tries to minimize the effect of the competitive price environment on its gross margins. In the short term, this has resulted in a loss of sales to competitors willing to take jobs at less profitable margins, and a decline in market share for the engineered building systems segment. Additionally, there continues to be an increase in the complexity of jobs that result in lower overall operating margins and require additional engineering effort, which cannot be fully recovered. Engineered building systems accounted for 31% of total consolidated sales in the three months ended January 31, 2004 compared to 34% in the three months ended February 1, 2003.

Operating income of the engineered building systems segment declined in the three months ended January 31, 2004 by 14%, to $4.1 million, compared to $4.8 million in the prior year. Of this $0.7 million decline, $0.9 million resulted from lower sales volume and $0.2 million resulted from higher engineering expenses driven by smaller, more complex jobs, offset by in increase in margins of $0.4 million. As a percent of sales, operating income in the three months ended January 31, 2004 was 6% compared to 7% in the three months ended February 1, 2003.

Metal Coil Coaters sales increased 3%, to $30.2 million, in the three months ended January 31, 2004 compared to $29.4 million in the prior year. Metal coil coaters accounted for 14% of total consolidated sales in the three months ended January 31, 2004 and February 1, 2003.

Operating income of the metal coil coaters segment increased by 52%, to $5.9 million, compared to $3.9 million in the prior year. Of this $2.0 million increase, $0.1 million resulted from higher sales volume and $2.1 million resulted from higher margins resulting from significantly increased plant efficiency as intercompany sales volume increased 61% from $11.4 million to $18.4 million, offset by a $0.2 million increase in selling and administrative expenses. As a percent of sales, operating income in the three months ended January 31, 2004 was 20% compared to 13% in the three months ended February 1, 2003.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $36.3 million in the three months ended January 31, 2004 compared to $32.4 million in the prior year’s period due to increases in other employee benefits programs ($1.5 million), higher health care costs ($1.0 million) and an increase in the provision for doubtful accounts ($0.5 million). As a percent of sales, selling, general and administrative expenses for the three months ended January 31, 2004 were 17% compared to 16% in the three months ended February 1, 2003.

Consolidated interest expense for the three months ended January 31, 2004 decreased by 11%, to $4.6 million compared to $5.1 million for the prior year’s period. This decline was primarily due to a decrease in average outstanding debt for the three months ended February 1, 2003 of $283.9 million to $232.5 million for the three months ended January 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, the Company had working capital of $52.2 million compared to $66.6 million at the end of fiscal 2003. This decrease resulted primarily from a decrease of $21.1 million in trade accounts receivable, reflecting the lower sales volume, and a decrease in cash of $7.7 million, offset by a decrease of $6.6 million in accounts payable and a decrease in accrued interest of $3.0 million. During the first three months of fiscal 2004, the Company generated cash flow from operations of $21.5 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $2.0 million and repay $32.7 million in debt under the Company’s senior credit facilities.

The Company maintains a $250 million senior secured credit facility with a group of lenders. The facility includes a $125 million (outstanding balance of $4.2 million at January 31, 2004), five-year revolving loan maturing on September 15, 2007 and a $125 million (outstanding balance of $86.9 million at January 31, 2004), six-year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million each quarter beginning in December 2002 with a final payment of $89 million at maturity.

The senior credit facility is secured by security interests in (1) accounts receivable, inventory and equipment and related assets such as software, chattel paper, instruments and contract rights of the Company (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of the direct and indirect operating domestic subsidiaries of the Company.

The senior credit facility contains covenants that limit the Company’s senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

	2004		2005		2006	2007
Maximum leverage ratio	3.50	(1)	3.25	(2)	3.00	3.00
Minimum interest coverage ratio	3.00	(3)	3.50		3.50	3.50
Maximum senior debt ratio	2.00		2.00		2.00	2.00

(1)	Decreases to 3.25 on May 1, 2004

(2)	Decreases to 3.00 on April 30, 2005

(3)	Increases to 3.50 on October 30, 2004

In addition to these ratios, the Company is required to maintain a minimum net worth that changes from quarter to quarter depending upon earnings, proceeds of stock sales, and issuances of stock upon conversions or exchanges of debt or preferred stock or acquisitions of other companies. The minimum net worth requirement at January 31, 2004 was $261.8 million. At that date, the Company’s leverage ratio was 2.57 to 1, its interest coverage ratio was 4.73 to 1, its senior debt ratio was 1.11 to 1, and its net worth was $345.6 million, and the Company was in compliance with all of these requirements. The senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at January 31, 2004.

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

Loans on the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.0% to 1.75% on the revolving loan and from 2.0% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 2.0% to 2.75% on the revolving loan and from 3.0% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.25% on base rate loans and 2.25% on LIBOR loans under the revolving loan and a margin of 2.0% on base rate loans and 3.0% on LIBOR loans under the term loan during the second quarter of fiscal 2004.

At January 31, 2004, the Company had approximately $116 million in unused borrowing capacity (net of letters of credit outstanding of approximately $5 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

In addition, the Company has outstanding $125 million of unsecured senior subordinated notes, which mature on May 1, 2009. The notes bear interest at 9.25%. The indenture governing the Company’s senior subordinated notes includes covenants, which, among other things, limit the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness.

The most restrictive covenant limiting the Company’s ability to pay cash dividends and repurchase capital stock is in its senior credit facility. Under the terms of the senior credit facility, the Company had available approximately $5 million to use for those purposes at January 31, 2004.

Inflation has not significantly affected the Company’s financial position or operations. Metal building components and engineered building systems sales are affected more by the availability of funds for construction than interest rates. No assurance can be given that inflation or interest rates will not fluctuate significantly, either or both of which could have an adverse effect on the Company’s operations.

The Company expects that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under its senior credit facility will be sufficient to provide it the ability to fund its operations, provide the increased working capital necessary to support expected growth, fund capital expenditures necessary for safety or revenue growth, and pay scheduled interest and principal payments on its indebtedness. Historically since 1999, cash generated from operations and from sales of assets and investments has generated sufficient cash to fund acquisitions for an aggregate of approximately $34 million and to repay an aggregate of $340 million of the $556 million of long-term indebtedness outstanding after the acquisition of Metal Building Components, Inc. and California Finished Metals, Inc. in May 1998. To the extent the Company has insufficient cash available for one or more of these purposes, such as a large acquisition, the Company would be required to obtain funds from other sources, which may include refinance of or an increase in its senior debt facility or public or private debt or equity financings, or a combination of those sources, all of which likely will be dependent on the Company’s continued compliance with the financial and other covenants in its senior credit facility and the indenture for its senior subordinated debentures. The Company expects that, to the extent it has not been able to prepay in full the outstanding balance of the revolving portion of its senior credit facility when it matures in September 2007, or the $89.1 million final installment of its term loan when it matures in September 2008 or its $125 million of senior subordinated debentures when they mature in May 2009, it will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to the Company at the time or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by the Company on its existing credit facilities.

Material, primarily steel, constituted approximately 68% of the Company’s cost of sales for the fiscal three months ended January 31, 2004. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the Company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Any of these problems could adversely affect the Company’s financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

At January 31, 2004, the Company did not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN No. 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN No. 46 is currently effective for all variable interest entities created or modified after January 31, 2003 and special purpose entities created on or before January 31, 2003. The FASB’s December 2003 revision to FIN No. 46 makes the Interpretation effective for all other variable interests beginning March 31, 2004. The Company is currently reviewing the provisions of FIN No. 46. The Company does not expect that the adoption will have a significant impact on the Company’s financial position and results of operations.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposure related to changes in its material cost. Steel constituted approximately 68% of the Company’s cost of sales for the fiscal three months ended January 31, 2004. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the Company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Any of these problems could adversely affect the Company’s financial condition and results of operations.

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 31, 2004, the Company had $91.1 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.9 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the first quarter of fiscal 2004, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege that the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint and intend to defend against them vigorously. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement has been preliminarily approved and is subject to the final approval of the court. If the proposed settlement should not be approved by the court or implemented for any reason, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, that it might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on the Company’s business, consolidated financial condition or results of operations.

On November 20, 2003, Bethlehem Steel Corporation filed several adversary proceedings in the United States Bankruptcy Court for the Southern District of New York against Metal Building Components, L.P., NCI Group, L.P., and Metal Coaters of California, Inc. (three of the Company’s operating subsidiaries), seeking reimbursement of alleged preferential transfers made by Bethlehem Steel to the Company’s subsidiaries of approximately $15.4 million. The Company is in the process of responding to the lawsuits, and discovery has not yet commenced. The Company denies the allegations set forth in the complaints and intends to vigorously defend against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these proceedings, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

From time to time, the Company is involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, that the Company might incur in connection with these litigations, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

Item 6.	Exhibits and Reports on Form 8-K.

     (a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K

On December 10, 2003, the Company filed a current report on Form 8-K to announce the public dissemination of a press release reporting its financial results for the year ended November 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: March 16, 2004	By:	/s/ Robert J. Medlock
Robert J. Medlock
Executive Vice President and Chief Financial Officer

Index to Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)