Form 10-Q
period 2004-05-01
NCI BUILDING SYSTEMS INC
filed 2004-06-14
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 1, 2004

Commission file number: 1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 N. Sam Houston Parkway W. Houston, TX	77064

(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 Par Value—19,947,027 shares as of May 1, 2004

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements concerning the business and operations of NCI Building Systems, Inc. and its subsidiaries (the “Company”). Although the Company believes the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings and general economic conditions affecting the construction industry, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its most recent annual and quarterly reports on Forms 10-K and 10-Q. The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	May 1, 2004	November 1, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,250	$14,204
Accounts receivable, net	85,424	96,620
Inventories	90,258	59,334
Deferred income taxes	8,904	8,904
Prepaid expenses	9,451	6,243

Total current assets	204,287	185,305
Property, plant and equipment, net	192,843	201,826
Excess of costs over fair value of acquired net assets	318,247	318,247
Other assets	7,521	7,782

Total assets	$722,898	$713,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,250	$6,250
Accounts payable	61,765	55,106
Accrued compensation and benefits	24,937	19,529
Accrued interest	6,194	6,406
Other accrued expenses	32,209	31,429

Total current liabilities	131,355	118,720

Long-term debt, noncurrent portion	207,463	242,500
Deferred income taxes	20,015	20,189
Shareholders’ equity:
Common stock	200	190
Additional paid-in capital	121,919	103,076
Retained earnings	241,949	228,488
Treasury stock	(3)	(3)

Total shareholders’ equity	364,065	331,751

Total liabilities and shareholders’ equity	$722,898	$713,160

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Fiscal Three Months Ended
	May 1, 2004	May 3, 2003
Sales	$254,686	$199,198
Cost of sales	197,068	157,598

Gross profit	57,618	41,600
Selling, general and administrative expenses	40,668	34,052

Income from operations	16,950	7,548
Interest expense	(4,304)	(4,632)
Other income, net	314	622

Income before income taxes	12,960	3,538
Provision for income taxes	5,267	1,520

Net income	$7,693	$2,018

Income per share:
Basic	$0.39	$0.11

Diluted	$0.39	$0.11

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Fiscal Six Months Ended
	May 1, 2004	May 3, 2003
Sales	$470,092	$407,062
Cost of sales	362,257	321,581

Gross profit	107,835	85,481
Selling, general and administrative expenses	76,939	66,429

Income from operations	30,896	19,052
Interest expense	(8,882)	(9,759)
Other income, net	755	703

Income before income taxes	22,769	9,996
Provision for income taxes	9,308	4,136

Net income	$13,461	$5,860

Income per share:
Basic	$0.69	$0.31

Diluted	$0.68	$0.31

See accompanying notes to condensed consolidated financial statements

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Fiscal Six Months Ended
	May 1, 2004	May 3, 2003
Cash flows from operating activities:
Net income	$13,461	$5,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,460	11,351
(Gain) loss on sale of fixed assets	304	(10)
Provision for doubtful accounts	1,282	965
Deferred income tax benefit	(174)	—
Changes in working capital:
Current assets	(24,218)	9,840
Current liabilities	18,414	(17,565)

Net cash provided by operating activities	20,529	10,441

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,699)	(7,518)
Other	347	(363)

Net cash used in investing activities	(3,352)	(7,881)

Cash flows from financing activities:
Proceeds from stock options exercised	13,906	1,704
Net borrowings (payments) on revolving lines of credit	3,400	(2,100)
Payments on long-term debt	(38,437)	(3,125)
Purchase of treasury stock	—	(114)

Net cash used in financing activities	(21,131)	(3,635)

Net decrease in cash and cash equivalents	(3,954)	(1,075)
Cash and cash equivalents at beginning of period	14,204	9,530

Cash and cash equivalents at end of period	$10,250	$8,455

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MAY 1, 2004
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal six month periods ended May 1, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2004.

For accounting purposes, the Company uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003, filed with the Securities and Exchange Commission.

NOTE 2 – INVENTORIES

The components of inventory are as follows:

	May 1, 2004	November 1, 2003
	(in thousands)
Raw materials	$67,453	$40,173
Work in process and finished goods	22,805	19,161

	$90,258	$59,334

Raw materials increased $27.3 million of which approximately $10 million related to the increase in steel prices.

NOTE 3 – BUSINESS SEGMENTS

The Company has divided its operations into three reportable segments: metal building components, engineered building systems and metal coil coaters, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon operating income. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Certain financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 1, 2004		May 3, 2003		May 1, 2004		May 3, 2003
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales to outside customers:
Metal building components	$144,411	57	$102,858	52	$262,789	56	$210,909	52
Engineered building systems	78,937	31	67,713	34	145,816	31	138,143	34
Metal coil coaters	31,338	12	28,627	14	61,487	13	58,010	14
Intersegment sales	42,280	17	21,978	11	75,441	16	46,915	12
Eliminations	(42,280)	(17)	(21,978)	(11)	(75,441)	(16)	(46,915)	(12)

Total net sales	$254,686	100	$199,198	100	$470,092	100	$407,062	100

Operating income:
Metal building components	$18,054	13	$7,274	7	$29,296	11	$16,027	8
Engineered building systems	432	1	3,978	6	4,517	3	8,735	6
Metal coil coaters	7,128	23	3,305	12	13,054	21	7,206	12
Corporate	(8,664)	—	(7,009)	—	(15,971)	—	(12,916)	—

Total operating income	$16,950	7	$7,548	4	$30,896	7	$19,052	5

					May 1, 2004		May 3, 2003
Total assets:
Metal building components					$317,300	44	$297,620	42
Engineered building systems					210,180	29	202,199	29
Metal coil coaters					150,944	21	163,680	23
Corporate					44,474	6	42,426	6

Total assets					$722,898	100	$705,925	100

NOTE 4 – ACCOUNTING FOR STOCK OPTIONS

The Company accounts for its stock-based compensation using the intrinsic value method. The Company does not recognize compensation cost for its stock option grants because the number of shares potentially issuable and the exercise price, which is equal to the fair value of the underlying stock on the date of grant, are fixed.

The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for the Company’s stock option grants using the fair value method, which would result in the recognition of compensation expense for the fair value of stock option grants as computed using the Black-Scholes option-pricing model (in thousands, except per share amounts).

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
	(in thousands, except per share data)
Reported income	$7,693	$2,018	$13,461	$5,860
Pro forma compensation expense, net of tax	485	558	954	1,112

Pro forma income	$7,208	$1,460	$12,507	$4,748

Pro forma basic income per share	$0.37	$0.08	$0.64	$0.25

Pro forma diluted income per share	$0.36	$0.08	$0.63	$0.25

NOTE 5 – NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2004	May 3, 2003	May 1, 2004	May 3, 2003
	(in thousands, except per share data)
Net income	$7,693	$2,018	$13,461	$5,860

Weighted average common shares outstanding	19,675	18,778	19,487	18,736
Add: Common stock equivalents Stock options	245	103	257	171

Weighted average common shares outstanding, assuming dilution	19,920	18,881	19,744	18,907

Income per share:
Basic	$0.39	$0.11	$0.69	$0.31

Diluted	$0.39	$0.11	$0.68	$0.31

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN No. 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN No. 46 is currently effective for all variable interest entities. The Company adopted FIN No. 46 as of March 31, 2004, and the adoption did not have a significant impact on the Company’s financial position and results of operations.

NOTE 7 – CONTINGENCIES

The Company’s primary steel suppliers during fiscal 2002 and fiscal 2003, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. During the first six months of fiscal 2004, the Company purchased approximately 66% of its steel requirements from U.S. Steel and International Steel Group, Inc. The Company does not normally maintain an inventory of steel in excess of its current production requirements; however, during the second quarter of fiscal 2004, the Company made some purchases in advance of announced steel price increases. Should either of these companies cease operations, essential supply of primary raw materials could be temporarily interrupted.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting to any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement has been orally approved by the court at a hearing held on June 10, 2004, and the parties are currently awaiting the entry of a final order approving the settlement. If the proposed settlement should not be approved by the court or implemented for any reason, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, it might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on the Company’s business, consolidated financial condition or results of operations.

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the ninety (90) day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company denies the material allegations in the lawsuits and is vigorously defending against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these proceedings, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

The Company has discovered the existence of polychlorinated biphenyls and certain other heavy metals at one of its facilities. Soil borings have been sampled and analyzed to determine the impact on the soil at the site and the findings indicate that remediation of the site will likely be necessary, although it appears that the contaminated area does not extend beyond the boundary of the real property boundary line. The Texas Commission of Environmental Quality has accepted the Company into its Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company estimates it will spend approximately $1.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses, although the Company can give no assurance that actual costs will not significantly exceed its estimate. The Company has made an accrual in the amount of $1.5 million to cover the estimated anticipated costs of remediation of these environmental issues. The Company does not believe the remediation of the site will have a material adverse effect on its business, consolidated financial condition or results of operations. Findings of polychlorinated biphenyls and certain other heavy metals at the site are not consistent with the Company’s historical or ongoing operations conducted at the site. Thus, it appears any contamination was likely produced by and/or brought onto the site by previous property owners/users or by a third party. The Company has an indemnity obligation from the immediate prior owner of the property with respect to environmental issues. The Company intends to identify previous property owners/users who might be culpable for the contamination and determine whether it is practical to seek contribution and indemnification for remediation costs. As with any dispute involving technical issues of expertise, however, these efforts could be very costly and time consuming. It is possible, therefore, that efforts to pursue previous property owners/users and/or potentially responsible parties may not be cost effective for the Company.

From time to time, the Company is involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these legal proceedings, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Company has divided its operations into three reportable segments: metal building components, engineered building systems and metal coil coaters, based upon similarities in product lines, manufacturing processes, marketing and management of its businesses. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and supplies and value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based upon operating income. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Certain financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 1, 2004		May 3, 2003		May 1, 2004		May 3, 2003
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales to outside customers:
Metal building components	$144,411	57	$102,858	52	$262,789	56	$210,909	52
Engineered building systems	78,937	31	67,713	34	145,816	31	138,143	34
Metal coil coaters	31,338	12	28,627	14	61,487	13	58,010	14
Intersegment sales	42,280	17	21,978	11	75,441	16	46,915	12
Eliminations	(42,280)	(17)	(21,978)	(11)	(75,441)	(16)	(46,915)	(12)

Total net sales	$254,686	100	$199,198	100	$470,092	100	$407,062	100

Operating income:
Metal building components	$18,054	13	$7,274	7	$29,296	11	$16,027	8
Engineered building systems	432	1	3,978	6	4,517	3	8,735	6
Metal coil coaters	7,128	23	3,305	12	13,054	21	7,206	12
Corporate	(8,664)	—	(7,009)	—	(15,971)	—	(12,916)	—

Total operating income	$16,950	7	$7,548	4	$30,896	7	$19,052	5

					May 1, 2004		May 3, 2003
Total assets:
Metal building components					$317,300	44	$297,620	42
Engineered building systems					210,180	29	202,199	29
Metal coil coaters					150,944	21	163,680	23
Corporate					44,474	6	42,426	6

Total assets					$722,898	100	$705,925	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED MAY 1, 2004 COMPARED TO FISCAL THREE MONTHS ENDED MAY 3, 2003

Consolidated sales for the three months ended May 1, 2004 were $254.7 million compared with $199.2 million for the three months ended May 3, 2003. Sales were up 28% due to the increase in demand primarily in the metal building components segment, increases in prices and customers ordering in advance of announced steel price increases. Higher volumes were also driven by an improving market for non-residential construction including repairs and retrofit applications. Intersegment sales represent products and services provided among the three segments for metal building components, engineered building systems and metal coil coaters of $12.0 million, $5.9 million and $24.4 million, respectively, for the three months ended May 1, 2004.

Metal Building Components sales increased 40%, to $144.4 million, in the three months ended May 1, 2004 compared to $102.9 million in the prior year’s period. This $41.5 million increase was primarily attributable to the increase in demand due to customers ordering in advance of announced selling price increases and a better economic market for non-residential construction including repairs and retrofit applications. Approximately $10 million of the increase was due to higher average selling prices. Metal building components accounted for 57% of total consolidated sales in the three months ended May 1, 2004 compared to 52% in the three months ended May 3, 2003.

Operating income of the metal building components segment increased 148% in the three months ended May 1, 2004, to $18.1 million compared to $7.3 million in the prior year. Of this $10.8 million increase, $7.6 million resulted from higher sales volume and $5.8 million was due primarily to the increase in demand and leveraging fixed manufacturing costs, offset by an increase of $2.6 million in selling and administrative expenses consisting of the inclusion of the acquisition of Able ($0.9 million), and increases in employee benefits ($0.7 million), outside services ($0.4 million), health care costs ($0.2 million) and all other expenses ($0.4 million). As a percent of sales, operating income in the three months ended May 1, 2004 was 13% compared to 7% in the three months ended May 3, 2003.

Engineered Building Systems sales were $78.9 million for the three months ended May 1, 2004 compared with $67.7 million for the prior year’s period, representing a 17% increase. Due to the longer lead time and delivery of backlog orders booked prior to steel price increases experienced in the second quarter of fiscal 2004, the increase was substantially volume related, driven by increasing new non-residential construction. Engineered building systems accounted for 31% of total consolidated sales in the three months ended May 1, 2004 compared to 34% in the three months ended May 3, 2003.

Operating income of the engineered building systems segment declined in the three months ended May 1, 2004 by 89%, to $0.4 million, compared to $4.0 million in the prior year. This $3.6 million decline resulted from a $1.5 million decrease in gross profit comprised of a $4.5 million decrease in margins due to the lower priced backlog, which limited the Company’s ability to pass through steel price increases except on isolated buildings offset by a $3.0 million margin increase from higher sales volume. The decline in operating income was also attributable to increases in engineering expenses ($0.7 million) and selling and administrative expenses ($1.4 million). The increase of $1.4 million in selling and administrative expenses is due primarily to increases in health care costs and general insurance ($.5 million), commissions ($.4 million), bonuses ($.4 million) and all other expenses ($.1 million). As a percent of sales, operating income in the three months ended May 1, 2004 was 1% compared to 6% in the three months ended May 3, 2003.

Metal Coil Coaters sales increased 9%, to $31.3 million, in the three months ended May 1, 2004 compared to $28.6 million in the prior year. Sales price increases accounted for 70% of the $2.7 million increase. Due to increases in internal sales to meet company requirements for the metal building components and engineered building systems segments, total sales activity including intercompany was approximately 50% higher. Metal coil coaters accounted for 12% of total consolidated sales in the three months ended May 1, 2004 compared to 14% in the three months ended May 3, 2003.

Operating income of the metal coil coaters segment increased by 116%, to $7.1 million, compared to $3.3 million in the prior year. Of this $3.8 million increase, $0.5 million resulted from higher sales volume and $3.6 million resulted from higher margins due to higher prices and significantly increased plant efficiency as intercompany sales volume increased 190% from $8.4 million to $24.4 million, offset by a $0.3 million increase in selling and administrative expenses. As a percent of sales, operating income in the three months ended May 1, 2004 was 23% compared to 12% in the three months ended May 3, 2003.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $40.7 million in the three months ended May 1, 2004 compared to $34.1 million in the prior year’s period due to the acquisition of Able ($0.9 million) and increases in other employee benefits programs ($2.2 million), outside services ($1.2 million), engineering expenses ($0.7 million), health care and general insurance ($0.6 million) and commissions ($0.4 million). As a percent of sales, selling, general and administrative expenses for the three months ended May 1, 2004 were 16% compared to 17% in the three months ended May 3, 2003.

Consolidated interest expense for the three months ended May 1, 2004 decreased by 7%, to $4.3 million compared to $4.6 million for the prior year’s period. This decline was primarily due to a decrease in average outstanding debt from the three months ended May 3, 2003 of $291.3 million to $218.6 million for the three months ended May 1, 2004.

Consolidated provision for income taxes for the three months ended May 1, 2004 increased 246%, to $5.3 million compared to $1.5 million for the prior year’s period. This increase was primarily due to an increase in income before taxes offset by a slight decrease in the effective tax rate.

FISCAL SIX MONTHS ENDED MAY 1, 2004 COMPARED TO FISCAL SIX MONTHS ENDED MAY 3, 2003

Consolidated sales for the six months ended May 1, 2004 were $470.1 million compared with $407.1 million for the first six months of fiscal year 2003. Sales were up 15% due to the increase in demand primarily in the metal building components segment, increases in prices and customers ordering in advance of announced steel price increases which occurred in the second quarter. Higher volumes were also driven by an improving market for non-residential construction including repairs and retrofit applications. Intersegment sales represent products and services provided among the three segments for metal building components, engineered building systems and metal coil coaters of $23.0 million, $9.6 million and $42.8 million, respectively, for the six months ended May 1, 2004.

Metal Building Components sales increased 25%, to $262.8 million, in the six months ended May 1, 2004 compared to $210.9 million in the prior year’s period. This $51.9 million increase was primarily attributable to a better economic market for non-residential construction including repairs and retrofit applications and the increase in demand due to customers ordering in advance of the announced selling price increases. Metal building components accounted for 56% of total consolidated sales in the six months ended May 1, 2004 compared to 52% in the six months ended May 3, 2003.

Operating income of the metal building components segment increased 83% in the six months ended May 1, 2004, to $29.3 million compared to $16.0 million in the prior year. Of this $13.3 million increase, $9.6 million resulted from higher sales volume and an $8.4 million increase in margins due to the increase in demand and leveraging fixed manufacturing costs, offset by increases of $4.7 million in selling and administrative expenses consisting of the inclusion of the acquisition of Able ($1.7 million), and increases in employee benefits ($0.7 million), outside services ($0.5 million), allowance for doubtful accounts ($0.5 million), advertising expenses ($0.5 million), health care costs ($0.4 million) and all other expenses ($0.4 million). As a percent of sales, operating income in the six months ended May 1, 2004 was 11% compared to 8% in the six months ended May 3, 2003.

Engineered Building Systems sales were $145.8 million for the six months ended May 1, 2004 compared with $138.1 million for the prior year’s period, representing a 6% increase. Due to the longer lead time and delivery of backlog orders booked prior to the steel price increases experienced during the second quarter of fiscal 2004, this increase was substantially volume related, driven by new non-residential construction. Sales for the first quarter of fiscal 2004 were 5% below the same period in the prior year offset by a 17% increase in the second quarter of fiscal year 2004. Engineered building systems accounted for 31% of total consolidated sales in the six months ended May 1, 2004 compared to 34% in the six months ended May 3, 2003.

Operating income of the engineered building systems segment declined in the six months ended May 1, 2004 by 48%, to $4.5 million, compared to $8.7 million in the prior year. This $4.2 million decline resulted from a $2.0 million decrease in gross profit comprised of a $4.0 million decrease in margins due to the lower priced backlog, which limited the Company’s ability to pass through steel price increases except on isolated buildings offset by a $2.0 million increase from higher sales volume. Engineering costs, which are expensed as incurred, increased 9% due to higher sales volumes and growth in work in process. The increase of $1.3 million in selling and administrative expenses is primarily due to increases in bonuses ($.9 million), health care costs and general insurance ($.8 million), and commissions ($.4 million), offset by decreases in all other expenses ($.8 million). As a percent of sales, operating income in the six months ended May 1, 2004 was 3% compared to 6% in the six months ended May 3, 2003.

Metal Coil Coaters sales increased 6%, to $61.5 million, in the six months ended May 1, 2004 compared to $58.0 million in the prior year. Due to increases in internal sales to meet company requirements for the metal building components and engineered building systems segments, total sales activity including intercompany was approximately 34% higher. Metal coil coaters accounted for 13% of total consolidated sales in the six months ended May 1, 2004 compared to 14% in the six months ended May 3, 2003.

Operating income of the metal coil coaters segment increased by 81%, to $13.1 million, compared to $7.2 million in the prior year. Of this $5.9 million increase, $0.6 million resulted from higher sales volume and $5.7 million resulted from higher margins due to higher prices and significantly increased plant efficiency as intercompany sales volume increased 116% from $19.8 million to $42.8 million, offset by a $0.4 million increase in selling and administrative expenses. As a percent of sales, operating income in the six months ended May 1, 2004 was 21% compared to 12% in the six months ended May 3, 2003.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $76.9 million in the six months ended May 1, 2004 compared to $66.4 million in the prior year’s period due to the acquisition of Able ($1.7 million) and increases in employee benefits ($2.9 million), outside services ($1.5 million), health care and general insurance ($1.0 million), engineering expenses ($0.9 million), allowance for doubtful accounts ($0.5 million), advertising ($0.5 million) and commissions ($0.4 million). As a percent of sales, selling, general and administrative expenses for the six months ended May 1, 2004 and May 3, 2003 were 16%.

Consolidated interest expense for the six months ended May 1, 2004 decreased by 9%, to $8.9 million compared to $9.8 million for the prior year’s period. This decline was primarily due to a decrease in average outstanding debt from the six months ended May 3, 2003 of $287.6 million to $225.5 million for the six months ended May 1, 2004.

Consolidated provision for income taxes for the six months ended May 1, 2004 increased 125%, to $9.3 million compared to $4.1 million for the prior year’s period. This increase was primarily due to an increase in income before taxes offset by a slight decrease in the effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At May 1, 2004, the Company had working capital of $72.9 million compared to $66.6 million at the end of fiscal 2003. This increase resulted primarily from an increase of $31.0 million in inventories, offset by a decrease of $11.2 million in accounts receivable and increases in accounts payable and accrued compensation and benefits of $6.7 million and $5.4 million, respectively. During the first six months of fiscal 2004, the Company generated cash flow from operations of $20.5 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $3.7 million and repay $35.0 million in debt under the Company’s senior credit facilities.

The Company maintains a $250 million senior secured credit facility with a group of lenders. The facility includes a $125 million (outstanding balance of $8.4 million at May 1, 2004), five-year revolving loan maturing on September 15, 2007 and a $125 million (outstanding balance of $80.3 million at May 1, 2004), six-year term loan maturing on September 15, 2008. The term loan requires mandatory prepayments of $1.6 million each quarter, with a final payment of $89 million at maturity.

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

The senior credit facility contains covenants that limit the Company’s senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

	2004		2005		2006	2007
Maximum leverage ratio	3.25	(1)	3.25	(2)	3.00	3.00
Minimum interest coverage ratio	3.00	(3)	3.50		3.50	3.50
Maximum senior debt ratio	2.00		2.00		2.00	2.00

(1)	Prior to May 1, 2004 it was 3.50

(2)	Decreases to 3.00 on April 30, 2005

(3)	Increases to 3.50 on October 30, 2004

In addition to these ratios, the Company is required to maintain a minimum net worth that changes from quarter to quarter depending upon earnings, proceeds of stock sales, and issuances of stock upon conversions or exchanges of debt or preferred stock or acquisitions of other companies. The minimum net worth requirement at May 1, 2004 was $265.6 million. At that date, the Company’s leverage ratio was 2.29 to 1, its interest coverage ratio was 5.43 to 1, its senior debt ratio was 0.98 to 1, and its net worth was $364.1 million, and the Company was in compliance with all of these requirements. The senior credit agreement also limits the amount of permitted spending for capital additions, the repurchase of stock, payment of cash dividends, the disposition of assets and the amount of investments and other indebtedness. The Company was also in compliance with all of these limits at May 1, 2004.

Borrowings under the senior credit facility may be prepaid and a voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. The Company is required to make mandatory prepayments on the senior credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, in each case subject to certain limitations and conditions. These prepayments must first be applied to the term loan and then to the reduction of the revolving commitment. The Company also is required to reduce the revolving commitment by $25 million if it issues an additional series of its senior subordinated notes due May 1, 2009, and in any event by December 31, 2005.

Loans on the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.0% to 1.75% on the revolving loan and from 2.0% to 2.25% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 2.0% to 2.75% on the revolving loan and from 3.0% to 3.25% on the term loan. Base rate is defined as the higher of Bank of America, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 1.0% on base rate loans and 2.0% on LIBOR loans under the revolving loan and a margin of 2.0% on base rate loans and 3.0% on LIBOR loans under the term loan during the third quarter of fiscal 2004.

At May 1, 2004, the Company had approximately $112 million in unused borrowing capacity (net of letters of credit outstanding of approximately $5 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

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

The most restrictive covenant limiting the Company’s ability to pay cash dividends and repurchase capital stock is in its senior credit facility. Under the terms of the senior credit facility, the Company had available approximately $5 million to use for those purposes at May 1, 2004.

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

The Company expects that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under its senior credit facility will be sufficient to provide it the ability to fund its operations, provide the increased working capital necessary to support expected growth, fund capital expenditures necessary for safety, efficiency or revenue growth, and pay scheduled interest and principal payments on its indebtedness. Since 1999, cash generated from operations and from sales of assets and investments has generated sufficient cash to fund acquisitions for an aggregate of approximately $34 million and to repay an aggregate of $342 million of the $556 million of long-term indebtedness outstanding after the acquisition of Metal Building Components, Inc. and California Finished Metals, Inc. in May 1998. To the extent the Company has insufficient cash available for one or more of these purposes, such as a large acquisition, the Company would be required to obtain funds from other sources, which may include refinance of or an increase in its senior debt facility or public or private debt or equity financings, or a combination of those sources, all of which likely will be dependent on the Company’s continued compliance with the financial and other covenants in its senior credit facility and the indenture for its senior subordinated debentures. The Company expects that, to the extent it has not been able to prepay in full the outstanding balance of the revolving portion of its senior credit facility when it matures in September 2007, or the $89.1 million final installment of its term loan when it matures in September 2008 or its $125 million of senior subordinated debentures when they mature in May 2009, it will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to the Company at the time or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by the Company on its existing credit facilities.

The Company is currently negotiating with certain banks to refinance its existing senior credit facility with a new $325 million senior, secured credit facility. The new credit facility is expected to consist of a six-year, $200 million term loan and a five-year, $125 million revolver, both of which will be secured by receivables, inventory machinery and equipment. If consummated, the Company expects to use the proceeds of the proposed refinancing to repay its existing senior credit facility and redeem its $125 million 9.25% senior subordinated notes due 2009. The Company expects to close on the proposed refinancing during the third quarter of fiscal year 2004.

Material, primarily steel, constituted approximately 72% and 70% of the Company’s cost of sales for the fiscal three months and six months ended May 1, 2004, respectively. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Any of these problems could adversely affect the Company’s financial condition and results of operations.

Inventories increased 52%, to $90.3 million at May 1, 2004 compared to $59.3 million at November 1, 2003. This increase was primarily due to a $27.3 million increase in raw materials of which approximately $10 million related to the increase in steel prices.

OFF-BALANCE SHEET ARRANGEMENTS

At May 1, 2004, the Company did not have any off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN No. 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN No. 46 is currently effective for all variable interest entities. The Company adopted FIN No. 46 as of March 31, 2004, and the adoption did not have a significant impact on the Company’s financial position and results of operations.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposure related to changes in its material cost. Steel constituted approximately 72% and 70% of the Company’s cost of sales for the fiscal three months and six months ended May 1, 2004, respectively. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Any of these problems could adversely affect the Company’s financial condition and results of operations.

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 1, 2004, the Company had $88.7 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.8 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

The Company intends to redeem its 9.25% senior subordinated notes due 2009 with the proceeds of its proposed new $325 million senior credit facility described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” As a result of replacing the fixed rate notes with variable rate debt under the new credit facility, the Company will be subject to increased market risk as interest rates fluctuate. In the short-term, however, the Company believes it will experience a positive impact on earnings and cash flows as current interest rates are substantially lower that the 9.25% interest rate being paid on the notes. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates; however, there were no such swaps outstanding during any of the periods presented herein.

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

Internal Control over Financial Reporting. During the second quarter of fiscal 2004, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement has been orally approved by the court at a hearing held on June 10, 2004, and the parties are currently awaiting the entry of a final order approving the settlement. If the proposed settlement should not be approved by the court or implemented for any reason, at this time the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to estimate the damages, or the range of damages, if any, it might incur in connection with the lawsuit, or whether an adverse outcome could have a material adverse impact on the Company’s business, consolidated financial condition or results of operations.

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the ninety (90) day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company denies the material allegations in the lawsuits and is vigorously defending against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these proceedings, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

From time to time, the Company is involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these litigations, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     (a) None.

     (b) None.

     (c) None.

     (d) Not applicable.

     (e) The following table shows the Company’s purchases of its common stock during the second quarter of fiscal 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May Yet
		(b) Average Price	Part of Publicly	Be Purchased Under
	(a) Total Number of	Paid Per Share	Announced Plans or	the Plans or
Period	Shares Purchased	(or Unit)	Programs (1)	Programs (1)
February 1, 2004 to
February 28, 2004	—	—	—	1,198,992
February 29, 2004
to March 27, 2004	—	—	—	1,198,992
March 28, 2004 to
May 1, 2004	—	—	—	1,198,992

Total	—	—	—	1,198,992

(1)	On November 9, 2000, the Company publicly announced that its board of directors authorized the repurchase of up to of 1.5 million shares of its common stock. There is no expiration date for the Company’s repurchase program.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on Friday, March 12, 2004. At the Annual Meeting, the stockholders of the Company elected three Class II directors to serve until the annual meeting of stockholders to be held in 2007 and one Class III director to serve until the annual meeting of stockholders to be held in 2005. In addition, Johnie Schulte resigned his directorship effective as of the Annual Meeting. Of the 17,473,959 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

	Votes Cast	Votes Withheld
Nominee	For Nominee	From Nominee
Class II:
Gary L. Forbes	17,153,802	320,157
Max L. Lukens	17,137,599	336,360
George Martinez	17,130,704	343,255
Class III:
Norman C. Chambers(1)	17,149,166	324,793

(1)	During the second quarter of fiscal 2004, Norman C. Chambers accepted employment with the Company and is serving as its president and chief operating officer.

In addition to Messrs. Chambers Forbes, Lukens, and Martinez, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: A.R. Ginn, William D. Breedlove, and W.B. Pieper.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers

10.2	Restricted Stock Agreement, dated April 26, 2004, between the Company and Norman C. Chambers

10.3	Nonqualified Stock Option Agreement, dated April 26, 2004, between the Company and Norman C. Chambers

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

     (b) Reports on Form 8-K

On February 26, 2004, the Company filed a current report on Form 8-K to announce the public dissemination of a press release reporting its financial results for the first quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 14, 2004	By:	/s/ Robert J. Medlock
Robert J. Medlock
Executive Vice President and
Chief Financial Officer

Index to Exhibits

10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers

10.2	Restricted Stock Agreement, dated April 26, 2004, between the Company and Norman C. Chambers

10.3	Nonqualified Stock Option Agreement, dated April 26, 2004, between the Company and Norman C. Chambers

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)