Form 10-Q
period 2004-07-31
NCI BUILDING SYSTEMS INC
filed 2004-09-14
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2004

Commission file number: 1-14315

NCI BUILDING SYSTEMS, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0127701 (I.R.S. Employer Identification No.)

10943 N. Sam Houston Parkway W. Houston, TX (Address of principal executive offices)	77064 (Zip Code)

(281) 897-7788 (Registrant’s telephone number, including area code)

Not applicable (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value—20,287,794 shares as of July 31, 2004

-i-

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	July 31, 2004	November 1, 2003
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$8,428	$14,204
Accounts receivable, net	95,260	96,620
Inventories	130,908	59,334
Deferred income taxes	8,904	8,904
Prepaid expenses	7,213	6,243

Total current assets	250,713	185,305

Property, plant and equipment, net	189,786	201,826

Excess of costs over fair value of acquired net assets	318,247	318,247
Other assets	4,234	7,782

Total assets	$762,980	$713,160

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$6,250
Accounts payable	85,384	55,106
Accrued compensation and benefits	31,172	19,529
Accrued interest	306	6,406
Other accrued expenses	34,221	31,429

Total current liabilities	153,083	118,720

Long-term debt, noncurrent portion	213,600	242,500
Deferred income taxes	20,019	20,189

Shareholders’ equity:
Common stock	203	190
Additional paid-in capital	132,693	103,076
Retained earnings	250,344	228,488
Unearned portion of restricted stock compensation	(6,959)	—
Treasury stock	(3)	(3)

Total shareholders’ equity	376,278	331,751

Total liabilities and shareholders’ equity	$762,980	$713,160

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Fiscal Three Months Ended
	July 31, 2004	August 2, 2003
Sales	$295,814	$236,262
Cost of sales	227,578	182,954

Gross profit	68,236	53,308
Selling, general and administrative expenses	40,727	37,107

Income from operations	27,509	16,201
Interest expense	(3,736)	(4,939)
Loss on debt refinancing	(9,879)	—
Other income, net	1,184	36

Income before income taxes	15,078	11,298
Provision for income taxes	6,683	4,470

Net income	$8,395	$6,828

Income per share:
Basic	$0.42	$0.36

Diluted	$0.41	$0.36

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Fiscal Nine Months Ended
	July 31, 2004	August 2, 2003
Sales	$765,906	$643,324
Cost of sales	589,835	504,535

Gross profit	176,071	138,789
Selling, general and administrative expenses	117,666	103,536

Income from operations	58,405	35,253
Interest expense	(12,618)	(14,698)
Loss on debt refinancing	(9,879)	—
Other income, net	1,939	739

Income before income taxes	37,847	21,294
Provision for income taxes	15,991	8,606

Net income	$21,856	$12,688

Income per share:
Basic	$1.11	$0.68

Diluted	$1.09	$0.67

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	Fiscal Nine Months Ended
	July 31, 2004	August 2, 2003
Cash flows from operating activities:
Net income	$21,856	$12,688
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt refinancing	9,879	—
Depreciation and amortization	17,209	17,106
Loss on sale of fixed assets	156	57
Provision for doubtful accounts	2,026	3,289
Deferred income tax benefit	(170)	—
Changes in working capital:
Current assets	(73,210)	4,079
Current liabilities	46,128	(1,076)

Net cash provided by operating activities	23,874	36,143

Cash flows from investing activities:
Proceeds from sale of fixed assets	558	86
Purchase of property, plant and equipment	(6,715)	(12,518)
Acquisitions	—	(4,310)
Other	1,729	1,664

Net cash used in investing activities	(4,428)	(15,078)

Cash flows from financing activities:
Proceeds from stock options exercised	15,988	3,378
Net borrowings (payments) on revolving lines of credit	10,600	(24,900)
Borrowing of long-term debt	200,000	—
Payments on long-term debt	(243,750)	(4,687)
Payment of refinancing costs	(8,060)	—
Purchase of treasury stock	—	(114)

Net cash used in financing activities	(25,222)	(26,323)

Net decrease in cash and cash equivalents	(5,776)	(5,258)
Cash and cash equivalents at beginning of period	14,204	9,530

Cash and cash equivalents at end of period	$8,428	$4,272

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004
(UNAUDITED)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Certain prior year amounts have been reclassified to conform with the current year presentation. Operating results for the fiscal three month and fiscal nine month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2004.

For accounting purposes, the Company uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003, filed with the Securities and Exchange Commission.

Prior to the third quarter of fiscal 2004, a portion of the revenue for the metal coil coaters segment was recognized upon completion of the painting process for consigned coils owned by the customer. This accounting treatment met the criteria to be recognized as revenue per Staff Accounting Bulletin No. 101. Due to the reduction of consigned inventory programs and changes to when steel coil ownership occurred during the third quarter of fiscal 2004, the Company changed its policy to recognize revenue upon shipment of the coils. The impact of the accounting change during the three months ended July 31, 2004 was an immaterial reduction to revenues and operating income of approximately $4.5 million and $0.8 million, respectively. This change would not have had a material effect on any prior periods presented and is not expected to materially affect future results.

NOTE 2 — INVENTORIES

The components of inventory are as follows:

	July 31, 2004	November 1, 2003
	(in thousands)
Raw materials	$99,530	$40,173
Work in process and finished goods.	31,378	19,161

	$130,908	$59,334

Raw materials increased $59.4 million due to the increase in steel prices, the purchase of foreign steel on the spot market and the reduction of the consigned inventory programs by the steel mills.

NOTE 3 — BUSINESS SEGMENTS

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal building components, engineered building systems and metal coil coaters. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and value added engineering and drafting, which are typically not part of metal building components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Certain financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales:
Metal building components	$153,975	52	$126,812	54	$416,764	54	$337,721	53
Engineered building systems	113,714	38	74,344	31	259,530	34	212,487	33
Metal coil coaters	28,125	10	35,106	15	89,612	12	93,116	14
Intersegment sales	62,604	21	24,802	10	138,045	18	71,717	11
Eliminations	(62,604)	(21)	(24,802)	(10)	(138,045)	(18)	(71,717)	(11)

Total net sales	$295,814	100	$236,262	100	$765,906	100	$643,324	100

Operating income:
Metal building components	$20,889	14	$13,149	10	$50,185	12	$29,176	9
Engineered building systems	8,218	7	3,608	5	12,735	5	12,343	6
Metal coil coaters	7,568	27	6,317	18	20,622	23	13,523	15
Corporate	(9,166)	—	(6,873)	—	(25,137)	—	(19,789)	—

Total operating income	$27,509	9	$16,201	7	$58,405	8	$35,253	5

					July 31, 2004		November 1, 2003
Total assets:
Metal building components					$325,279	43	$304,910	43
Engineered building systems					215,645	28	204,931	29
Metal coil coaters					184,875	24	158,553	22
Corporate					37,181	5	44,766	6

Total assets					$762,980	100	$713,160	100

NOTE 4 — STOCK INCENTIVE PLANS

On December 12, 2002, the Board of Directors approved a new long-term stock incentive plan that provides for the grant of stock options, stock appreciation rights, restricted stock awards, performance share awards and phantom stock awards. At July 31, 2004, only nonqualified stock options and restricted stock awards have been granted. All stock options have been granted at an exercise price that equals market price as of the date of grant and have a ten-year term. The restricted stock is generally subject to transfer restrictions that lapse over four years, although certain restricted stock awards have been granted by the Compensation Committee of the Board of Directors with restrictions that lapse over substantially longer periods.

The Company accounts for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, which generally requires the amount of compensation cost that must be recognized, if any, is the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 does not require an entity to adopt these provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected to continue accounting for its stock-based employee compensation plan under APB Opinion No. 25 and related interpretations. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, the Company records no compensation expense for its stock option awards. The Company recorded pretax compensation expense of $0.3 million for the three months and nine months ended July 31, 2004 for restricted stock grants. There were no restricted stock grants awarded during the same periods in fiscal 2003.

The compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for the Company’s stock option grants using the fair value method, which would result in the recognition of compensation expense over the vesting period for the fair value of stock option grants as computed using the Black-Scholes option-pricing model (in thousands, except per share amounts).

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands, except per share data)
Reported income	$8,395	$6,828	$21,856	$12,688
Add stock-based employee compensation expense included in reported income, net of tax	219	—	219	—
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,008)	(592)	(1,957)	(1,698)

Pro forma income	$7,606	$6,236	$20,118	$10,990

Pro forma basic income per share	$0.38	$0.33	$1.02	$0.59

Pro forma diluted income per share	$0.37	$0.33	$1.01	$0.58

NOTE 5 — NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
	(in thousands, except per share data)
Net income	$8,395	$6,828	$21,856	$12,688

Weighted average common shares outstanding	19,937	18,836	19,589	18,769
Add: Common stock equivalents Stock options	283	115	266	152
Restricted stock awards	16	—	8	—

Weighted average common shares outstanding, assuming dilution	20,236	18,951	19,863	18,921

Income per share:
Basic	$0.42	$0.36	$1.11	$0.68

Diluted	$0.41	$0.36	$1.09	$0.67

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires variable interest entities (“VIEs”) to be consolidated by their primary beneficiaries. A primary beneficiary is the party that absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. In December 2003, the FASB revised FIN No. 46 to provide companies with clarification of key terms, additional exemptions for application and an extended initial application period. FIN No. 46 is currently effective for all variable interest entities. The Company adopted FIN No. 46 as of March 31, 2004, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

NOTE 7 — INCOME TAXES

The consolidated provision for income taxes for the three months and nine months ended July 31, 2004 increased 50%, to $6.7 million and 86%, to $16.0 million, respectively. These increases were primarily due to increases in income before taxes and an increase in the effective tax rate due to a non-recurring provision to provide a valuation allowance related to the Company’s Mexico operating losses. Current and future expected economic conditions do not warrant the continued recognition of a U.S. tax benefit on operations in Mexico.

NOTE 8 — CONTINGENCIES

The Company’s primary steel suppliers during fiscal 2002 and fiscal 2003, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal bankruptcy laws on October 15, 2001, and March 6, 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. During the first nine months of fiscal 2004, the Company purchased approximately 58% of its steel requirements from U.S. Steel and International Steel Group, Inc. The Company does not normally maintain an inventory of steel in excess of its current production requirements; however, during the first nine months of fiscal 2004, the Company made some purchases in advance of announced steel price increases. Should either of these companies cease operations, essential supply of primary raw materials could be temporarily interrupted.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting to any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement was approved by the court on June 10, 2004.

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company denies the material allegations in the lawsuits and is vigorously defending against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these proceedings, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

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

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its complaint, NCI asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. NCI also asked the court to declare that it could terminate a stream of payments totaling over $3.6 million over a period of ten years to Mr. Schulte because he has violated these covenants.

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

NOTE 9 — SUBSEQUENT EVENT

On August 18, 2004, the Company announced it signed a definitive agreement to purchase substantially all of the operating assets of Heritage Building Systems, Inc. and Steelbuilding.com, Inc., affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies totals approximately $30 million, including $6 million in NCI common stock. The transaction, subject to completion of due diligence and normal closing conditions, is expected to be completed during the first quarter of the Company’s fiscal 2005.

NCI BUILDING SYSTEMS, INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     This Quarterly Report contains forward-looking statements concerning the business and operations of NCI Building Systems, Inc. and its subsidiaries (the “Company”). Although the Company believes the expectations reflected in these forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to, industry cyclicality and seasonality, adverse weather conditions, fluctuations in customer demand and other patterns, raw material pricing, competitive activity and pricing pressure, the ability to make strategic acquisitions accretive to earnings and general economic conditions affecting the construction industry, as well as other risks detailed in the Company’s filings with the Securities and Exchange Commission, including its most recent annual and quarterly reports on Forms 10-K and 10-Q. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

Results of Operations

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal building components, engineered building systems and metal coil coaters. Products of all three segments are similar in basic raw materials used. The metal building components segment products include roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of structural framing and value added engineering and drafting, which are typically not part of metal building components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal building components segment by the engineered building systems segment, and hot rolled, light gauge painted, coated and slit material and services provided by the metal coil coaters segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States. Certain financial data for prior periods has been reclassified to conform to the current presentation.

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales:
Metal building components	$153,975	52	$126,812	54	$416,764	54	$337,721	53
Engineered building systems	113,714	38	74,344	31	259,530	34	212,487	33
Metal coil coaters	28,125	10	35,106	15	89,612	12	93,116	14
Intersegment sales	62,604	21	24,802	10	138,045	18	71,717	11
Eliminations	(62,604)	(21)	(24,802)	(10)	(138,045)	(18)	(71,717)	(11)

Total net sales	$295,814	100	$236,262	100	$765,906	100	$643,324	100

Operating income:
Metal building components	$20,889	14	$13,149	10	$50,185	12	$29,176	9
Engineered building systems	8,218	7	3,608	5	12,735	5	12,343	6
Metal coil coaters	7,568	27	6,317	18	20,622	23	13,523	15
Corporate	(9,166)	—	(6,873)	—	(25,137)	—	(19,789)	—

Total operating income	$27,509	9	$16,201	7	$58,405	8	$35,253	5

					July 31, 2004		November 1, 2003
Total assets:
Metal building components					$325,279	43	$304,910	43
Engineered building systems					215,645	28	204,931	29
Metal coil coaters					184,875	24	158,553	22
Corporate					37,181	5	44,766	6

Total assets					$762,980	100	$713,160	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JULY 31, 2004 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 2, 2003

Consolidated sales for the three months ended July 31, 2004 were $295.8 million compared with $236.3 million for the three months ended August 2, 2003. Sales for the quarter were up 25% primarily due to an increase in selling prices resulting from steel cost increases, and higher demand primarily in the metal building components and engineered building systems segments. Price increases, including renegotiation of backlog contracts to pass through the steel price increases in the engineered building systems segment, accounted for approximately 85% of the sales increase for the quarter. Higher volumes were driven by an improving market for non-residential construction including repairs and retrofit applications. Intersegment sales represent products and services provided among the three segments for metal building components, engineered building systems and metal coil coaters of $18.4 million, $7.2 million and $37.0 million, respectively, for the three months ended July 31, 2004.

Metal Building Components sales increased 21%, to $154.0 million, in the three months ended July 31, 2004 compared to $126.8 million in the prior year’s period. This $27.2 million increase was attributable to the increase in selling price. Shipped tons for the quarter were down approximately 9% as customers took early delivery in the second quarter in advance of the announced price increases. Shipped tons for the second quarter were over 25% above the prior fiscal year.

Operating income of the metal building components segment increased 59% in the three months ended July 31, 2004, to $20.9 million compared to $13.1 million in the prior year. Of this $7.8 million increase, $8.7 million resulted from higher gross margins driven primarily by selling prices and leveraging fixed manufacturing costs, offset by an increase of $0.9 million in selling and administrative expenses consisting of the inclusion of the acquisition of Able ($0.8 million), increases in employee benefits ($0.3 million), other expenses ($0.1 million) and a decrease in the provision of doubtful accounts ($0.3 million).

Engineered Building Systems sales were $113.7 million for the three months ended July 31, 2004 compared with $74.3 million for the prior year’s period, representing a 53% increase. This increase was attributable to renegotiating some backlog contracts to recognize steel price increases and new contracts sold. The selling price increase accounted for approximately 50% of the increase for the quarter.

Operating income of the engineered building systems segment increased 128% in the three months ended July 31, 2004, to $8.2 million, compared to $3.6 million in the prior year. Of this $4.6 million increase, $10.7 million resulted from higher sales offset by a $6.1 million decrease in margins due to the lower priced backlog, which limited the Company’s ability to pass through all steel price increases to customers.

Metal Coil Coaters sales decreased 20%, to $28.1 million, in the three months ended July 31, 2004 compared to $35.1 million in the prior year. Due to increases in internal sales to meet the requirements for the metal building components and engineered building systems segments, total sales activity including intercompany was approximately 43% higher.

Prior to the third quarter of fiscal 2004, a portion of the revenue for the metal coil coaters segment was recognized upon completion of the painting process for consigned coils owned by the customer. This accounting treatment met the criteria to be recognized as revenue per Staff Accounting Bulletin No. 101. Due to the reduction of consigned inventory programs and changes to when steel coil ownership occurred during the third quarter of fiscal 2004, the Company changed its policy to recognize revenue upon shipment of the coils. The impact of the accounting change during the three months ended July 31, 2004 was an immaterial reduction to revenues and operating income of approximately $4.5 million and $0.8 million, respectively. This change would not have had a material effect on any prior periods presented and is not expected to materially affect future results.

Operating income of the metal coil coaters segment increased by 20%, to $7.6 million, compared to $6.3 million in the prior year. Of this $1.3 million increase, $3.2 million resulted from higher margins due to higher prices and significantly increased plant efficiency as intercompany sales volume increased 252% from $10.5 million to $37.0 million, offset by a $1.6 million impact due to a decrease in external sales and a $0.3 million increase in selling and administrative expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $40.7 million in the three months ended July 31, 2004 compared to $37.1 million in the prior year’s period, an increase of 10%, due to increases in other employee benefits programs ($1.9 million), the acquisition of Able ($0.8 million), increases in commissions ($0.5 million) and health care and general insurance ($0.3 million). As a percent of sales, selling, general and administrative expenses for the three months ended July 31, 2004 were 14% compared to 16% in the three months ended August 2, 2003.

Consolidated interest expense for the three months ended July 31, 2004 decreased by 24%, to $3.7 million compared to $4.9 million for the prior year’s period. This decline was primarily due to a decrease in average outstanding debt from the three months ended August 2, 2003 of $276.6 million to $206.4 million for the three months ended July 31, 2004 and reduced interest rates resulting from the debt refinancing completed during the third quarter of fiscal 2004.

Loss on debt refinancing for the three months ended July 31, 2004 was $9.9 million and consisted of a premium paid on the redemption of the Company’s 9.25% senior subordinated notes of $5.8 million and the write off of the unamortized deferred financing costs on the old credit facilities of $4.1 million because of the debt refinancing completed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for the three months ended July 31, 2004 increased 50%, to $6.7 million compared to $4.5 million for the prior year’s period. This increase was primarily due to an increase in income before taxes and an increase in the effective tax rate due to a non-recurring provision to provide a valuation allowance related to the Company’s Mexico operating losses. Current and future expected economic conditions do not warrant the continued recognition of a U.S. tax benefit on operations in Mexico.

FISCAL NINE MONTHS ENDED JULY 31, 2004 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 2, 2003

Consolidated sales for the nine months ended July 31, 2004 were $765.9 million compared with $643.3 million for the first nine months of fiscal year 2003. Sales were up 19% due to an increase in demand primarily in the metal building components and engineered building systems segments and an increase in selling prices. Higher volumes were driven by an improving market for non-residential construction including repairs and retrofit applications. Increased selling prices accounted for approximately 50% of the increase for the nine-month period. Intersegment sales represent products and services provided among the three segments for metal building components, engineered building systems and metal coil coaters of $41.3 million, $16.9 million and $79.8 million, respectively, for the nine months ended July 31, 2004.

Metal Building Components sales increased 23%, to $416.8 million, in the nine months ended July 31, 2004 compared to $337.7 million in the prior year’s period. This $79.1 million increase was primarily attributable to increased selling prices and increased demand in the first and second quarters due to a better economic market for non-residential construction including repairs and retrofit applications. Increased selling prices accounted for approximately 55% of the increase for the nine-month period. Shipped tons were approximately 9% higher than the prior fiscal year.

Operating income of the metal building components segment increased 72% in the nine months ended July 31, 2004, to $50.2 million compared to $29.2 million in the prior year. Of this $21.0 million increase, $15.0 million resulted from higher sales and an $11.7 million increase in margins due to the increase in demand and improved leveraging of fixed manufacturing costs, offset by increases of $5.7 million in selling and administrative expenses consisting of the inclusion of the acquisition of Able ($2.6 million), and increases in employee benefits ($1.2 million), outside services ($0.8 million), advertising expenses ($0.6 million), research and development costs ($0.3 million) and other expenses ($0.2 million).

Engineered Building Systems sales were $259.5 million for the nine months ended July 31, 2004 compared with $212.5 million for the prior year’s period, representing a 22% increase. Shipped tons for the engineered building systems segment were approximately 12% higher than the prior fiscal year and increased selling prices accounted for the remainder of the increase.

Operating income of the engineered building systems segment increased in the nine months ended July 31, 2004 by 3%, to $12.7 million, compared to $12.3 million in the prior year. Of this $0.4 million increase, $12.6 million resulted from higher sales offset by a $10.0 million decrease in margins due to the lower priced backlog, which limited the Company’s ability to pass through all steel price increases to customers and a $2.2 million increase in selling and administrative expenses. The increase of $2.2 million in selling and administrative expenses was primarily due to increases in bonuses ($1.3 million), health care costs and general insurance ($1.2 million), engineering ($1.0 million) and commissions ($.9 million), offset by a higher provision for doubtful accounts in the prior year for the Company’s Mexico operations ($1.5 million) and other expenses ($.7 million).

Metal Coil Coaters sales decreased 4%, to $89.6 million, in the nine months ended July 31, 2004 compared to $93.1 million in the prior year. Due to increases in internal sales to meet the requirements for the metal building components and engineered building systems segments, total sales activity including intercompany was approximately 37% higher.

Operating income of the metal coil coaters segment increased by 53%, to $20.6 million, compared to $13.5 million in the prior year. Of this $7.1 million increase, $8.6 million resulted from higher margins due to higher prices and significantly increased plant efficiency as intercompany sales increased 163% from $30.3 million to $79.8 million, offset by a $0.6 million impact due to a decrease in external sales and a $0.9 increase in selling and administrative expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $117.7 million in the nine months ended July 31, 2004 compared to $103.5 million in the prior year’s period, an increase of 14%, due to increases in employee benefits ($5.3 million), the acquisition of Able ($2.6 million) and increases in outside services ($2.0 million), health care and general insurance ($1.5 million), engineering expenses ($1.0 million), commission ($0.9 million) and advertising ($0.5 million). As a percent of sales, selling, general and administrative expenses for the nine months ended July 31, 2004 were 15% compared to 16% in the nine months ended August 2, 2003.

Consolidated interest expense for the nine months ended July 31, 2004 decreased by 14%, to $12.6 million compared to $14.7 million for the prior year’s period. This decline was primarily due to a decrease in average outstanding debt from the nine months ended August 2, 2003 of $283.9 million to $219.2 million for the nine months ended July 31, 2004 and reduced interest rates resulting from the debt refinancing completed during the third quarter of fiscal 2004.

Loss on debt refinancing for the nine months ended July 31, 2004 was $9.9 million and consisted of a premium paid on the redemption of the Company’s 9.25% senior subordinated notes of $5.8 million and the write off of the unamortized deferred financing costs on the old credit facilities of $4.1 million related to the debt refinancing completed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for the nine months ended July 31, 2004 increased 86%, to $16.0 million compared to $8.6 million for the prior year’s period. This increase was primarily due to an increase in income before taxes and an increase in the effective tax rate due to a non-recurring provision to provide a valuation allowance related to the Company’s Mexico operating losses. Current and future expected economic conditions do not warrant the continued recognition of a U.S. tax benefit on operations in Mexico.

LIQUIDITY AND CAPITAL RESOURCES

General

At July 31, 2004, the Company had working capital of $97.6 million compared to $66.6 million at the end of fiscal 2003. This increase resulted primarily from an increase of $71.6 million in inventories and a decrease of $6.1 in accrued interest, offset by increases in accounts payable, accrued compensation and benefits and other accrued expenses of $30.3 million, $11.6 million and $2.8 million, respectively. During the first nine months of fiscal 2004, the Company generated cash flow from operations of $23.9 million. This cash flow, along with cash from the beginning of the period, was used to fund capital expenditures of $6.7 million and repay $33.2 million in debt under the Company’s senior credit facilities during that period.

Debt

On June 18, 2004, the Company completed a $325 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full its then existing credit facility and redeem its $125 million of senior subordinated notes due 2009. The Company believes that the new credit facility provides it with increased financial flexibility and decreased borrowing costs. The current facility includes a $125 million (outstanding balance of $15.6 million at July 31, 2004), five-year revolving loan maturing on June 18, 2009 and a $200 million (outstanding balance of $200 million at July 31, 2004), six-year term loan maturing on June 18, 2010. The term loan requires mandatory prepayments of $.5 million each quarter beginning in November 2004 with a final payment of $188.5 million at maturity.

Loans on the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company’s leverage ratio and ranges from .25% to 1.25% on the revolving loan and 1.0% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.25% to 2.25% on the revolving loan and 2.00% on the term loan. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 0.5% on base rate loans and 1.5% on LIBOR loans under the revolving loan and a margin of 1% on base rate loans and 2% on LIBOR loans under the term loan during the fourth quarter of fiscal 2004.

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

The senior credit facility contains covenants that limit the Company’s senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

	2004	2005		2006	2007		2008
Maximum leverage ratio	4.00	4.00		4.00	4.00		4.00
Minimum interest coverage ratio	3.50	3.50	(1)	4.00	4.00	(2)	4.50	(3)
Maximum senior debt ratio	3.50	3.50	(4)	3.25	3.25	(5)	3.00	(6)

(1)	Increases to 4.00 on May 1, 2005
(2)	Increases to 4.50 on May 1, 2007
(3)	Increases to 5.00 on May 1, 2008
(4)	Decreases to 3.25 on May 1, 2005
(5)	Decreases to 3.00 on May 1, 2007
(6)	Decreases to 2.75 on May 1, 2008

At July 31, 2004, the Company’s leverage ratio was 2.02 to 1, its interest coverage ratio was 6.66 to 1, its senior debt ratio was 2.02 to 1, and the Company was in compliance with all of these requirements. The senior credit facility also limits the amount of permitted spending for capital additions, the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at July 31, 2004.

The senior credit facility limits the Company’s ability to pay cash dividends and repurchase capital stock. Under the terms of the senior credit facility, the Company had available approximately $25 million to use for those purposes at July 31, 2004.

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

At July 31, 2004, the Company had approximately $105 million in unused borrowing capacity (net of letters of credit outstanding of approximately $5 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

During the third quarter of fiscal 2004, the Company redeemed $125 million principal amount of its 9.25% senior subordinated notes for an aggregate of $130.8 million, including a redemption premium of $5.8 million.

Cash Flow

The Company expects that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under its senior credit facility will be sufficient to provide it the ability to fund its operations, provide the increased working capital necessary to support expected growth, fund capital expenditures necessary for safety, efficiency and revenue growth, and pay scheduled interest and principal payments on its indebtedness. Since 1999, cash generated from operations and from sales of assets and investments has generated sufficient cash to fund acquisitions for an aggregate of approximately $34 million and to repay an aggregate of $340 million of the $556 million of long-term indebtedness outstanding after the acquisition of Metal Building Components, Inc. and California Finished Metals, Inc. in May 1998. To the extent the Company has insufficient cash available for one or more of these purposes, such as a large acquisition, the Company would be required to obtain funds from other sources, which may include refinance of or an increase in its senior debt facility or public or private debt or equity financings, or a combination of those sources, all of which likely will be dependent on the Company’s continued compliance with the financial and other covenants in its senior credit facility. The Company expects that, to the extent it has not been able to prepay in full the outstanding balance of the revolving portion of its senior credit facility when it matures in June 2009, or the $188.5 million final installment of its term loan when it matures in June 2010, it will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to the Company at the time or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now experienced by the Company on its existing credit facility.

Inflation

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

Steel Prices

Material, primarily steel, constituted approximately 73% and 71% of the Company’s cost of sales for the fiscal three months and nine months ended July 31, 2004, respectively. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have still not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the Company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Additionally, a rapid decline in steel prices could affect the Company’s performance. Any of these situations could adversely affect the Company’s financial condition and results of operations.

Inventories increased 121%, to $130.9 million at July 31, 2004 compared to $59.3 million at November 1, 2003. Increase was primarily due to a $59.4 million increase in raw materials due to the increase in steel prices, the purchase of foreign steel on the spot market and the reduction of the consigned inventory programs by the steel mills.

OFF-BALANCE SHEET ARRANGEMENTS

At July 31, 2004, the Company did not have any off-balance sheet arrangements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposure related to changes in its material cost. Steel constituted approximately 73% and 71% of the Company’s cost of sales for the fiscal three months and nine months ended July 31, 2004, respectively. Since the end of fiscal 2003, there have been unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs that have not yet fully worked their way through the Company’s pricing and cost structures. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the Company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Additionally, a rapid decline in steel prices could affect the Company’s performance. Any of these problems could adversely affect the Company’s financial condition and results of operations.

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 31, 2004, the Company had $215.6 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.2 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties and lower overall cost as compared to fixed-rate borrowings.

The Company redeemed its 9.25% senior subordinated notes due 2009 with the proceeds of its new $325 million senior credit facility described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As a result of replacing the fixed rate notes with variable rate debt under the new credit facility, the Company will be subject to increased market risk as interest rates fluctuate. In the short-term, however, the Company believes it will experience a positive impact on earnings and cash flows as current interest rates are substantially lower that the 9.25% interest rate previously paid on the notes. The Company may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates; however, there were no such swaps outstanding during any of the periods presented herein.

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

Internal Control over Financial Reporting. During the third quarter of fiscal 2004, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

As a result of the Company’s restatement of its financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against the Company and certain of its current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs allege, among other things, that during the financial periods that were restated, the Company made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by the Company’s components division and costs associated with that system, failed to assure the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further allege the individual defendants traded in the Company’s common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint assert various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and seek unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, the Company filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. The Company and the individual defendants deny the material allegations in the complaint. In January 2004, the Company entered into an agreement to settle the lawsuits, without admitting any of the allegations against the Company or its officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within the Company’s insurance coverage limits and has been agreed to by the Company’s insurance carriers. The settlement was approved by the court on June 10, 2004.

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company denies the material allegations in the lawsuits and is vigorously defending against these claims. While the Company is not able to predict whether it will incur any liability or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these proceedings, the Company believes that these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its complaint, NCI asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. NCI also asked the court to declare that it could terminate a stream of payments totaling over $3.6 million over a period of ten years to Mr. Schulte because he has violated these covenants.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	The following table shows the Company’s purchases of its common stock during the third quarter of fiscal 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares That May Yet
		(b) Average Price	Part of Publicly	Be Purchased Under
	(a) Total Number of	Paid Per Share	Announced Plans or	the Plans or
Period	Shares Purchased	(or Unit)	Programs (1)	Programs (1)
May 2, 2004 to May 29, 2004	—	—	—	1,198,992
May 30, 2004 to June 26, 2004	—	—	—	1,198,992
June 27, 2004 to July 31, 2004	—	—	—	1,198,992

Total	—	—	—	1,198,992

(1)	On November 9, 2000, the Company publicly announced that its board of directors authorized the repurchase of up to of 1.5 million shares of its common stock. There is no expiration date for the Company’s repurchase program.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits

4.1	Credit Agreement, dated June 18, 2004, among Wachovia Bank, National Association, Bank of America, N.A., NCI Building Systems, Inc. and the other parties thereto

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K

On May 27, 2004, the Company filed a current report on Form 8-K to announce the public dissemination of a press release reporting its financial results for the second quarter ended May 1, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: September 14, 2004	By:	/s/ Robert J. Medlock
Robert J. Medlock
Executive Vice President and Chief Financial Officer

Index to Exhibits

4.1	Credit Agreement, dated June 18, 2004, among Wachovia Bank, National Association, Bank of America, N.A., NCI Building Systems, Inc. and the other parties thereto

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)