Form 10-Q/A
period 2004-07-31
NCI BUILDING SYSTEMS INC
filed 2004-09-16
CIK 883902

UNITED STATES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—20,287,794 shares as of July 31, 2004

EXPLANATORY NOTE

     This Amendment on Form 10-Q/A constitutes Amendment No. 1 to the Quarterly Report on Form 10-Q for the fiscal quarter ended July 31, 2004, which was previously filed with the Securities and Exchange Commission on September 14, 2004 (the “Quarterly Report”), of NCI Building Systems, Inc. We are filing this Amendment to refile Exhibit 4.1 to the Quarterly Report with the correct formatting. The copy of Exhibit 4.1 that was originally filed with the Quarterly Report was based on a corrupted version of the document in Microsoft Word and although the contents of Exhibit 4.1 are accurate from a textual standpoint, the formatting was incorrect.

     This Amendment No. 1 amends only the item of the Quarterly Report specified above and amends that item solely to reflect the changes described above. This Amendment No. 1 does not otherwise update the disclosures in the Quarterly Report as originally filed and does not reflect events occurring after the original filing of the Quarterly Report on September 14, 2004.

PAGE
Part II - Other Information
Item 6. Exhibits and Reports on Form 8-K.	1
Signatures	2
Credit Agreement
Rule 13a-14(a)/15d-14(a) Certifications
Rule 13a-14(a)/15d-14(a) Certifications

-i-

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

*4.1	Credit Agreement, dated June 18, 2004, among Wachovia Bank, National Association, Bank of America, N.A., NCI Building Systems, Inc. and the other parties thereto

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	filed herewith

**	previously filed

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: September 16, 2004	By:	/s/ Robert J. Medlock

Robert J. Medlock Executive Vice President and Chief Financial Officer

Index to Exhibits

*4.1	Credit Agreement, dated June 18, 2004, among Wachovia Bank, National Association, Bank of America, N.A., NCI Building Systems, Inc. and the other parties thereto

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	filed herewith

**	previously filed