Form 10-K
period 2004-10-30
NCI BUILDING SYSTEMS INC
filed 2005-01-13
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West 77064
(Address of principal executive offices and zip code)

(281) 897-7788
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Rights to purchase Series A Junior Preferred Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on January 10, 2005, was $588,967,779, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on January 10, 2005 was 20,605,087.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant’s 2004 Annual Report to Shareholders, and certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 11, 2005.

This Annual Report contains forward-looking statements concerning our business and operations. Forward-looking statements involve a number of risks and uncertainties, and our actual performance may differ materially from that projected in such statements. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality, fluctuations in demand and prices for steel, the financial condition of our raw material suppliers, competitive activity and pricing pressure, ability to execute our acquisition strategy and general economic conditions affecting the construction industry. These and other factors that could affect our financial position and results of operations are described in further detail in the section captioned “Risk Factors.” We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

PART I

Item 1.	Business.

General

NCI Building Systems, Inc. is one of North America’s largest integrated manufacturers of products for the non-residential construction industry. We operate 37 manufacturing facilities located in 16 states and Mexico. We sell metal components, engineered building systems and metal coil coating services, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

•	controlling operating and administrative costs;

•	managing working capital and fixed assets;

•	developing new markets and products; and

•	successfully identifying strategic growth opportunities.

We believe that metal products have gained and continue to gain a greater share of the new non-residential construction and repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal building components offer builders, designers, architects and end users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. On December 8, 2004, we purchased substantially all of the operating assets of Heritage Building Systems, Inc. and Steelbuilding.com, Inc., affiliated companies headquartered in Little Rock, Arkansas, for a combined purchase price of approximately $26 million, including $6 million in our common stock (199,767 shares), and assumed liabilities of approximately $2 million. Heritage primarily markets general purpose, engineered steel buildings, including for the agricultural market segment, and Steelbuilding.com is the largest marketer of engineered steel buildings via the Internet. We purchased these two companies because of their strong marketing operations and our belief that as part of our company they will be better positioned to leverage their sales and internet marketing and distribution channels to drive our sales growth. On December 13, 2004, we purchased our joint venture partner’s 49% interest in our manufacturing facility in Monterrey, Mexico, for approximately $10 million in cash. In addition, we also evaluate from time to time possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy.

On November 16, 2004, we completed an offering of $180 million principal amount of 2.125% convertible senior subordinated notes due 2024. We intend to use the net proceeds from the offering, which were approximately $176 million, to finance future and pending acquisitions, including approximately $17 million to pay the cash portion of the purchase price for Heritage Building Systems and Steelbuilding.com. Pending our use of the net proceeds from the convertible notes offering for acquisitions, we intend to invest such proceeds in short-term debt securities or similar investments. Under the terms of our senior credit agreement, as amended, if we do not use the net proceeds of the convertible notes offering to finance permitted acquisitions within 12 months (and in certain circumstances, 18 months) of the closing of the offering, we must apply the net proceeds to repay indebtedness under our existing senior credit agreement.

We were founded in 1984 and we reincorporated in Delaware in 1991. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897-7788. Unless indicated otherwise, references in this report to NCI, us, or we include our predecessors and our subsidiaries.

We file annual, quarterly and current reports and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at http://www.ncilp.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our website includes other items related to corporate governance matters, including, among others, our corporate governance guidelines, charters of various committees of our board of directors and the code of business conduct and ethics applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website. However, the information on our website is not incorporated by reference into this Form 10-K.

Business Segments

We have divided our operations into three reportable segments: metal components, engineered building systems and metal coil coating, based upon similarities in product lines, manufacturing process, marketing and management of its business. Products of all three segments are similar in basic raw materials used. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and includes value added engineering and drafting, which are typically not part of metal building component or metal coil coating products or services. Metal coil coating consists of cleaning, treating and painting continuous steel coils before the steel is fabricated for use by construction and industrial users. Our approximate sales to outside customers, operating income and total assets attributable to these business segments were as follows for the periods indicated (in thousands):

	2002		2003		2004
Sales:
Metal components	$507,079	53%	$473,499	53%	$576,808	53%
Engineered building systems	317,926	33	297,304	33	385,246	36
Metal coil coating	128,437	14	127,347	14	122,809	11
Intersegment sales	97,024	10	106,338	12	195,191	18
Eliminations	(97,024)	(10)	(106,338)	(12)	(195,191)	(18)

Total net sales	$953,442	100%	$898,150	100%	$1,084,863	100%

Operating income:
Metal components	$46,829	9%	$45,851	10%	$76,724	13%
Engineered building systems	28,695	9	18,055	6	31,340	8
Metal coil coating	23,578	18	21,204	17	26,444	22
Corporate	(26,878)	—	(27,947)	—	(37,532)	—

Total operating income (% of Sales)	$72,224	8%	$57,163	6%	$96,976	9%

Total assets:
Metal components	$307,539	43%	$304,910	43%	$323,026	41%
Engineered building systems	206,429	29	204,931	29	219,849	28
Metal coil coating	161,128	22	158,553	22	196,762	25
Corporate	46,169	6	44,766	6	43,220	6

Total assets	$721,265	100%	$713,160	100%	$782,857	100%

For more business segment information, please see the supplementary business segment information contained in footnote 15 to our consolidated financial statements included in our 2004 Annual Report to Shareholders.

Metal Components. We are one of the largest domestic suppliers of metal components to the non-residential building industry. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as repair and retrofit uses.

The following are the types of products we sell:	Our products are used in the following markets:

•	Metal roof and wall systems;	•	Industrial;

•	Secondary structural members;	•	Governmental;

•	Flashings and accessories;	•	Community;

•	Roll-up and sectional doors; and	•	Self-storage;

•	Interior partition systems.	•	Commercial;

		•	Agricultural; and

		•	Residential

We market our metal components products nationwide primarily through a direct sales force under several brand names. These brand names include “Metal Building Components,” “MBCI,” “American Building Components,” “ABC,” “Doors and Building Components,” “DBCI,” “NCI Metal Depots” and “Able Doors.”

Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,600 builders and a direct sales force under several brand names. These brand names include “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Classic,” “Steel Systems,” “Mesco” and “IPS.”

Metal Coil Coating. We provide products and services including the cleaning, treatment and painting of various flat-rolled metal coil substrates and the slitting/embossing of painted coils. We clean, treat and coat hot roll and light gauge metal coils for our own use in our other two business segments, supplying substantially all of our internal metal coil coating requirements. In fiscal 2004, our internal use accounted for approximately 53% of our production. We also clean, treat and coat hot roll metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures and office furniture. We market our metal coil coating services nationwide under the brand names “Metal Coaters,” “Metal-Prep” and “DOUBLECOTE.”

Industry Overview

The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal components and engineered building systems.

METAL COMPONENTS. Metal components manufacturers supply products to the building industry. These products include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. These products are used in new construction and in repair and retrofit applications for commercial, industrial, agricultural, governmental, community, residential and self-storage uses. Metal building components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. We estimate the metal components market including roofing applications to be a multi-billion dollar market, although market data is limited. We believe that the metal components business is less affected by economic cycles than the engineered building systems business due to the use of metal components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

Metal roofing accounts for a significant portion of the overall metal components market, but less than 10% of total annual roofing material expenditures. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

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

ENGINEERED BUILDING SYSTEMS. Engineered building systems consist of engineered structural members and panels that are welded and roll formed in a factory and shipped to a construction site complete and ready for assembly. Engineered building systems manufacturers design an integrated system that meets applicable building code requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and metal roof and wall systems.

Over the last 15 years, engineered building systems have significantly increased penetration of the market for non-residential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported sales of engineered building systems increased from approximately $1.5 billion in 1993 to $2.5 billion in 2000. We believe this increase resulted primarily from (1) the significant cost advantages offered by these systems, (2) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (3) advances in design versatility and production processes and (4) a favorable economic environment through the year 2000. In 2001, the MBMA reported a decline of 21% in sales to $2.0 billion, which was in-line with the general decline in non-residential construction. This downturn continued into 2002 with a further decline of 9% from the 2001 level to $1.8 billion. In 2003, MBMA reported that sales of engineered building systems declined an additional 4% to approximately $1.7 billion. Although final 2004 sales information is not yet available from MBMA, we estimate that sales of engineered building systems increased in 2004, based on published reports from McGraw-Hill Construction Information Group. We expect industry sales to continue to increase as non-residential construction markets show improvements.

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

METAL COIL COATING. Metal coil coating consists of cleaning, treating and painting various flat rolled metal coil substrates, as well as slitting and/or embossing the painted coils, before the steel is fabricated for use by various industrial users. Light gauge and medium gauge steel coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted steel coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids.

According to information collected by the National Coil Coating Association and other market information available to us, we believe that approximately 4.5 million tons of light gauge steel and 1 million tons of hot rolled, medium gauge steel is coated in the United States annually.

Consolidation. Over the last several years, there has been consolidation in the metal components, engineered building systems and metal coil coating industries, which include a large number of small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. We used a portion of the proceeds of our November offering of convertible notes to finance our acquisitions of Heritage Building Systems and Steelbuilding.com and our joint venture partner’s 49% interest in our Monterrey, Mexico manufacturing facility. We intend to use the remaining proceeds of the convertible notes to finance future acquisitions, as permitted under our senior credit agreement, within 12, and in certain circumstances, 18 months of the closing of the convertible notes offering.

Products and Markets

Our product lines consist of metal components, engineered building systems and metal coil coating services.

Metal Components. Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims, which are sold directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products consist of metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We believe we offer the widest selection of metal components in the building industry.

Purlins and girts are medium gauge, roll formed steel components. They are supplied to builders for secondary structural framing. We custom produce purlins and girts for our customers and offer the widest selection of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

Our metal roofing products are attractive and durable. We use standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 14 licenses relating to our standing seam roof technology. Although metal roofing is somewhat more expensive than traditional roofing in upfront costs, its durability and low maintenance costs make metal roofing a lower cost roofing product after the first 10 years.

We manufacture roll-up and sectional overhead doors and sell interior and exterior walk doors for use in the self storage industry and metal and other buildings.

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

Metal roof and wall systems. Metal roof and wall systems not only lock out the weather but may also contribute to the structural integrity of the overall building system. Roof and wall panels are fabricated from light-gauge, roll-formed steel.

Accessory components complete the engineered building system. These components include doors, windows, gutters and interior partitions.

Our patented Long Bay® System allows for the construction of metal buildings with base spacings of up to 60 feet without internal supports. This compares to base spacings of up to 30 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, which significantly reduces erection time compared with conventional steel construction. Our patented Long Bay® System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more quickly.

Metal Coil Coating. We provide our own light gauge metal coil coating products and services for use in metal building component, door and engineered building systems manufacturing. We also provide pre-painted hot roll coils for our own use and to other manufacturers of engineered building systems and metal components. We also pre-paint light gauge steel coils for steel mills and metal service centers, which supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters and other products.

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

Sales, Marketing and Customers

Metal Components. We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “Metal Building Components,” “MBCI,” “American Building Components,” “ABC,” “Insulated Panel Systems,” “IPS” and “NCI Metal Depots.” Roll-up doors, sectional doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand names “Doors and Building Components,” “DBCI” or “Able Doors.” These components also are produced for integration into self storage and engineered building systems sold by us. We also operate five NCI Metal Depots retail stores in Texas and New Mexico that sell components directly to the public.

We market our components products within four product lines: commercial/industrial, architectural, agricultural and residential.

Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators and end users. Commercial and industrial businesses are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are growing in importance. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects are participating in metal building design and purchase decisions to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings. Residential customers are generally contractors building upscale homes that require an architect-specified product.

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2004, our largest customer for metal components accounted for less than 2% of our total sales.

We provide our customers with product catalogs tailored to our product lines, which include product specifications and suggested list prices. Some of our catalogs are available on-line through the Internet, which enables architects and other customers to download drawings for use in developing project specifications. Customers place orders via telephone or facsimile to a sales coordinator at the regional office who enters it onto a standard order form. The form is then sent via computer to the plant and downloaded automatically to the production machines. We expect that our acquisition of Steelbuilding.com will help us improve our online sales and marketing and make us the leading online provider of components as well as engineered building systems.

Engineered Building Systems. We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “Classic,” and “Mesco.” We market engineered building systems through an in-house sales force to authorized builder networks of over 1,600 builders. We market engineered building systems under the brand name “Mid-West Steel” directly to contractors in Texas and surrounding states using an in-house sales force. We also sell engineered building systems under the names “All American” and “Steel Systems” to various private labels.

Our authorized builder networks consist of independent general contractors that market our Mid-West Steel Buildings, Metallic Buildings, A & S Buildings and Mesco products to end users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2004, our largest customer for engineered building systems accounted for less than 1% of our total sales.

We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. The agreement is cancelable by either party on 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, design and engineering manuals, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer.

Our patented Long Bay® System provides us with an entree to builders that focus on larger buildings. This also provides us with new opportunities to cross-sell our other products to these new builders and to compete with the conventional construction industry.

We have a National Accounts program, which is designed to provide our builders with access to the largest contractors and developers in the United States. We currently have a team of nine people who comprise our National Accounts group. We market our engineered building systems and our patented Long Bay® System under this program using the brand name “Metallic Buildings.”

We expect that our acquisition of Heritage Building Systems will allow us to increase our sales of engineered building systems by providing greater access and distribution to the evolving agricultural segment.

Metal Coil Coating. We have a small number of national accounts for our metal coil coating products and services. Each of our metal coil coating facilities has its own sales manager and sales staff. We market our metal coil coating products under the brand names DOUBLECOTE,” “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building segments. During fiscal 2004, our largest customer accounted for 3% of our total sales.

Manufacture and Design

Metal Components. We operate 25 facilities in 15 states used for manufacturing of metal components for the non-residential construction industry, including four facilities for our door operations. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Orders are processed at the Texas and Georgia plants and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls which form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

Engineered Building Systems. We operate seven facilities in four states, including our new state-of-the art facility located in Lexington, Tennessee, and one in Mexico, where our Long Bay® System is manufactured, for manufacturing and distributing engineered building systems. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 253 engineers and draftsmen in this area.

Once the specifications and designs of the customer’s project have been finalized, the manufacturing of frames and other building systems begins at one of our five frame manufacturing facilities in Texas, Georgia, Tennessee or Mexico. The fabrication of the primary structural framing consists of a process in which steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering subsystem are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

Once manufactured, structural framing members and metal roof and wall systems are shipped to the job site for assembly. Since on-site construction is performed by an unaffiliated, independent general contractor, usually one of our authorized builders, we generally are not responsible for claims by end users or owners attributable to faulty on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

Metal Coil Coating. We operate five metal coil coating facilities in five states, two of which are used for hot rolled, medium gauge steel coils and three of which are used for painting light gauge steel coils. These facilities primarily service our needs, but we also process steel coils at these facilities for other customers. Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. Initially, various metals in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services can also be performed on the coated metal before shipping according to customer specifications. Hot roll steel coils typically are used in the production of secondary structural framing of metal buildings and other structural applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures, ceiling grids, water heaters and other products.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During fiscal 2004, we purchased approximately 32% of our steel requirements from U.S. Steel, 28% from International Steel Group, Inc. and 15% from Nucor Steel. No other steel supplier accounted for more than 7% of steel purchases for the same period. We believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery. These suppliers generally maintain an inventory of the types of materials we require.

Normally, we do not keep on hand raw materials in excess of our current manufacturing requirements, and in prior years we kept steel on a consignment basis for our metal coil coating segment. However, in 2004 the raw materials we kept on hand increased significantly, from $59.3 million at November 1, 2003 to $138.4 million at October 30, 2004. This increase was primarily due to increased steel prices, the purchase of foreign steel on the spot market and the reduction of the consigned inventory programs by the steel mills.

We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries. During fiscal 2002 and the first nine months of fiscal 2003 our then existing two principal steel suppliers both operated under the protection of bankruptcy laws, but we did not experience unusual shortages, delivery or quality issues with those suppliers during that period. The assets of both suppliers were acquired by U.S. Steel and International Steel Group in the third quarter of 2003. In October 2004, International Steel Group announced that it had entered into a definitive agreement to merge with Ispat International N.V. If the transaction closes, the combined company will be renamed Mittal Steel Company N.V. We do not expect that the merger will have any material effect on our consolidated financial position or results of operations.

Backlog

At October 30, 2004, the total backlog of orders for our products believed by us to be firm was $153.1 million. This compares with a total backlog for our products of $169.0 million at November 1, 2003. Backlog primarily consists of engineered building systems. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 30, 2004 currently is scheduled to extend beyond fiscal 2005.

Competition

We and other manufacturers of metal components and engineered building systems compete in the building industry with all other alternative methods of building construction such as tilt-wall, concrete and wood, single ply and built up, all of which may be perceived as more traditional, more aesthetically pleasing or having other advantages over our products. We compete with all manufacturers of building products, from small local firms to large national firms.

In addition, competition in the metal components and engineered building systems market of the building industry is intense. It is based primarily on:

•	quality;

•	service;

•	delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price; and

•	speed of construction.

We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least four other manufacturers of engineered building systems and three manufacturers of metal components have nationwide coverage.

We operate 37 facilities in 16 states and Mexico used for manufacturing of metal components and engineered building systems for the building industry, including four for our doors operations. We believe this broad geographic penetration gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We own or lease a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

We compete with a number of other providers of metal coil coating services to manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least three other providers of light gauge metal coil coating services and two other providers of hot rolled, medium gauge metal coil coating services have nationwide coverage. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of our waste;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operators; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities in which we are presently engaged are not expected to materially interrupt or diminish our operational ability to manufacture our products. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of certain environmental and safety concerns that relate to our business.

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our manufacturing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, criminal enforcement actions. We will be required to incur certain capital and other expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

Hazardous and Solid Waste. Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. For example, ordinary industrial waste such as paint waste, waste solvents, and waste oils may be regulated as hazardous waste. RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste. However, these non-hazardous or exempted wastes are still regulated under state law or the less stringent solid waste requirements of RCRA.

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for manufacturing operations. Hazardous substances or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination.

We have discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we currently estimate that we will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. We have made an accrual in the amount of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. We are, however, still in the process of conducting sampling activities, the results of which may require us to change our current work plan. Because the cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because we are still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because we will need to work with both state and federal regulators to complete the investigation and remediation, we can give you no assurance that actual costs will not exceed our estimate, perhaps significantly. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. We are also investigating other potentially responsible parties from whom to seek contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us.

Water Discharges. Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. Any unpermitted release of pollutants from our facilities could result in fines or penalties as well as significant remedial obligations.

Employee Health and Safety. We are subject to the requirements of the Occupational Safety and Health Act, referred to as OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

Zoning and Building Code Requirements

The engineered building systems and components we manufacture must meet zoning, building code and uplift requirements adopted by local governmental agencies. We believe that our products are in substantial compliance with applicable zoning, code and uplift requirements. Compliance does not have a material adverse affect on our business.

Patents, Licenses and Proprietary Rights

We have a number of United States patents and pending patent applications, including patents and applications relating to metal roofing systems, metal overhead doors, our new pier and header system and our patented Long Bay® System. We do not, however, consider patent protection to be a material competitive factor in our industry. We also have several registered trademarks and pending registrations in the United States.

Employees

As of October 30, 2004, we had approximately 3,801 employees, of whom 2,873 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

Our U.S. employees are not represented by a labor union or covered by a collective bargaining agreement. The United Steel Workers of America has periodically petitioned the National Labor Relations Board to be recognized as the collective bargaining representative of the production and maintenance employees at various facilities, but has lost the resulting union election each time. The last elections were at our Rancho Cucamonga, California facility in August 1998 and November 1999 and at our Jackson, Mississippi facility in May 2004. Hourly employees of our Monterrey, Mexico facility are represented by the Federacion Nacional de Sindicatos Independientes.

Risk Factors

Our businesses are cyclical, and we cannot predict the timing or severity of future economic or industry downturns.

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

Our businesses are seasonal, and our results of operations during our first two fiscal quarters may be adversely affected by seasonality.

The metal components, engineered building systems and metal coil coating businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe winter weather conditions can delay construction projects and otherwise adversely affect our business.

Continued price volatility and supply constraints in the steel market could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have recently been volatile and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in our second fiscal quarter, there have been unusually rapid and significant pricing increases and severe shortages in the steel industry, due in part to increased demand from China’s expanding economy and high energy prices. We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, during fiscal 2004, we made some purchases in advance of announced steel price increases. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

We rely on two major suppliers for our supply of steel, and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers.

Our primary steel suppliers during fiscal 2003, Bethlehem Steel Corporation and National Steel Corporation, filed for protection under Federal bankruptcy laws in 2001 and 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. acquired the assets of Bethlehem Steel. During fiscal 2004, we purchased approximately 60% of our steel requirements from U.S. Steel and International Steel Group, Inc. Furthermore, a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. If one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and adversely affect our business.

We are subject to preference claims by our former steel suppliers.

In late 2003 and early 2004, a number of lawsuits were filed against several of our operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We deny the material allegations in the lawsuits and are vigorously defending against these claims. While we are not able to predict whether we will incur any liability or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these proceedings, it is possible that these lawsuits will adversely affect our business.

Failure to retain key personnel could hurt our operations.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management, plant managers and other highly skilled personnel, including our sales executives. If we do not retain the services of our key personnel, such loss may adversely affect our customer relationships, results of operations and financial condition.

We incur costs to comply with environmental laws and have liabilities for environmental cleanups.

Because we have air emissions, we discharge wastewater, we own and operate real property, and we handle hazardous substances and solid waste, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the discharge of waste from our facilities and (iii) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

Certain environmental statutes, including the Clean Air Act, RCRA, CERCLA and the federal Water Pollution Control Act of 1972, also known as the Clean Water Act, and analogous state laws and regulations, impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. CERCLA also provides for natural resource damages against responsible parties at these sites. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. We at times incur costs and liabilities in our business due to the need to perform cleanups required in light of our operations or because of pre-existing contamination resulting from historical operations and waste disposal practices. For example, we are currently undertaking a remediation of subsurface contamination at our Metal Prep Houston site, located in an industrial area in Houston, Texas, where we have discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals. This process could subject us to substantial liabilities arising from environmental cleanup and restoration costs. Based upon an analysis of projected remediation costs of the known contamination, we currently estimate that we will spend approximately $2.5 million to remediate this site. We may not be able to recover these costs from potential sources of indemnity. Moreover, the possibility exists that stricter laws, regulations or enforcement policies could significantly increase our compliance costs and the cost of any remediation that may become necessary. Please read “Business — Environmental Matters.”

We believe our former president and CEO is starting up a business that will compete with us.

We believe that Johnie Schulte, our former President and CEO, is starting up a business that will compete with us in the Houston area in our metal components and engineered building systems business segments. Although we are challenging the actions of and have initiated legal action against Mr. Schulte based on a non-compete agreement, we may not be successful in such action. If Mr. Schulte is able to compete successfully against us, such competition could adversely affect us.

Our businesses are highly competitive.

Competition in the metal components and metal buildings markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

•	quality;

•	service;

•	delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price; and

•	speed of construction in buildings and components.

We compete with a number of other manufacturers of metal components and engineered building systems and providers of coil coating services ranging from small local firms to large national firms. In addition, we and other manufacturers of metal components and engineered building systems compete with alternative methods of building construction. If these alternative building methods compete successfully against us, such competition could adversely affect us.

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

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results, are unable to identify and complete future acquisitions and integrate acquired assets or businesses, are unable to complete any such acquisition within the time period permitted under our existing senior credit agreement or are unable to raise alternative financing on acceptable terms.

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions and effectively integrate the operations or management of acquired assets or businesses. Acquisitions present other risks and challenges, including the risk of incorrect assumptions regarding the future results of the acquired operations or expected cost reductions or other synergies expected to be realized as a result of acquiring such operations and diversion of management’s attention from existing operations.

Although we expect acquisitions to be an integral part of our future growth, we are not currently in discussions or negotiations with any potential acquisition candidates. We can provide no assurance that we will be successful in identifying or completing any acquisitions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common stock or the notes.

We expect to use a portion of the net proceeds from our offering of convertible notes in November 2004 to complete future acquisitions. To the extent we are unable to use the net proceeds from the convertible notes offering to complete such acquisitions within 12 months (and in certain circumstances, 18 months) of the closing date of the convertible notes offering or to repay indebtedness outstanding under our revolving credit facility that was incurred to finance permitted acquisitions, we will be required to use such net proceeds to prepay outstanding indebtedness under our senior credit agreement. In addition, if we are unable to use the net proceeds of the offering within the time periods described above, we may be unable to raise, on terms we find acceptable, any alternative debt or equity financing that may be required to complete any future contemplated acquisitions or that complies with the terms of our existing senior credit agreement.

We may not be able to service our debt.

In connection with our acquisition activity, especially the MBCI acquisition in 1998, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior credit agreement.

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

In addition, under the terms of our convertible senior subordinated notes, the net share settlement provision requires that upon conversion we pay the principal return in cash; provided, that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our debt, borrow money or conduct our operations. The conversion price of the notes is $40.14 and the market price condition which triggers holders’ conversion rights is pegged to a stock price of $48.17.

Restrictive covenants in our existing senior credit agreement may adversely affect us.

On July 18, 2004, we entered into a $325 million senior secured credit agreement with a group of lenders. We must comply with operating and financing restrictions in that agreement. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prohibit our ability to:

•	incur additional indebtedness;

•	make restricted payments, including dividends or other distributions;

•	incur liens;

•	make investments, including joint venture investments;

•	sell assets;

•	repurchase capital stock; and

•	merge or consolidate with or into other companies or sell substantially all our assets.

We are required to make mandatory prepayments on our existing senior credit agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt or equity securities, in each case subject to certain limitations and conditions set forth in our existing senior credit agreement. Under the terms of our existing senior credit agreement, to the extent we do not use the proceeds of our November 2004 convertible notes offering to finance a permitted acquisition within 12 months (and in certain circumstances, 18 months) of the closing of the notes offering or to repay indebtedness outstanding under our revolving credit facility that was incurred to finance permitted acquisitions, we must apply the proceeds of the convertible notes offering to repay debt outstanding under our existing senior credit agreement. Our senior credit agreement also requires us to achieve specified financial and operating results and satisfy set financial tests relating to our consolidated net worth and our leverage, fixed charge coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Item 2.	Properties.

We conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Chandler, Arizona	Doors and related metal components	35,000	Leased
Tolleson, Arizona	Metal components (1)	65,980	Owned
Atwater, California	Metal components (2)	112,200	Owned
Rancho Cucamonga, California	Metal coil coating	98,000	Owned
Adel, Georgia	Metal components (1)	59,550	Owned
Douglasville, Georgia	Metal components (3)	110,536	Owned
Douglasville, Georgia	Doors and related metal components	60,000	Owned
Marietta, Georgia	Metal coil coating	125,700	Owned
Tallapoosa, Georgia	Engineered building systems (4)	249,000	Leased
Mattoon, Illinois	Metal components (2)	115,480	Owned
Shelbyville, Indiana	Metal components (1)	66,450	Owned
Oskaloosa, Iowa	Metal components (5)	62,702	Owned
Nicholasville, Kentucky	Metal components (5)	41,280	Owned
Monterrey, Mexico	Engineered building systems (6)	237,476	Owned

Facility	Products	Square Feet	Owned or Leased
Big Rapids, Michigan	Metal components (5)	54,640	Owned
Jackson, Mississippi	Metal components (5)	96,000	Owned
Jackson, Mississippi	Metal coil coating	363,200	Owned
Hernando, Mississippi	Metal components (1)	71,720	Owned
Hernando, Mississippi	End wall framing (9)	32,500	Owned
Omaha, Nebraska	Metal components (5)	51,750	Owned
Rome, New York	Metal components (5)	57,700	Owned
Oklahoma City, Oklahoma	Metal components (1)	59,695	Owned
Caryville, Tennessee	Engineered building systems (4)	193,800	Owned
Lexington, Tennessee	Engineered building systems (6)	140,404	Owned
Memphis, Tennessee	Metal coil coating	61,500	Owned
Ennis, Texas	Metal components (1)	33,000	Owned
Houston, Texas	Metal components (3)	209,355	Owned
Houston, Texas	Metal coil coating	39,550	Owned
Houston, Texas	Engineered building systems (7)	410,980	Owned
Houston, Texas	Doors and related metal components	23,625	Owned
Houston, Texas	Engineered building systems (4)	148,500	Owned
Houston, Texas	Sectional doors	49,600	Owned
Lubbock, Texas	Metal components (1)	64,320	Owned
San Antonio, Texas	Metal components (5)	52,360	Owned
Stafford, Texas	Metal components (8)	56,840	Leased
Salt Lake City, Utah	Metal components (3)	93,150	Owned
Colonial Heights, Virginia	Metal components (1)	37,000	Owned

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.

(5)	Metal roof and wall systems.

(6)	Primary structures for engineered building systems.

(7)	Structural steel.

(8)	Insulated panel systems.

(9)	End wall framing for engineered building systems.

We also operate five NCI Metal Depots facilities that sell our products directly to the public. In addition, we lease five facilities that serve as distribution centers for our sectional doors.

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

As a result of our restatement of our financial results for the last half of fiscal 1999, all of fiscal 2000 and the first quarter of fiscal 2001, several class action lawsuits were filed against us and certain of our current officers in the United States District Court for the Southern District of Texas, commencing in April 2001. The lawsuits were consolidated into one class action lawsuit on August 16, 2001, and the plaintiffs filed a consolidated amended complaint on February 1, 2002. In the consolidated complaint the plaintiffs alleged, among other things, that during the financial periods that were restated, we made materially false and misleading statements about the status and effectiveness of a management information and accounting system used by our components division and costs associated with that system, failed to assure that the system maintained books and records accurately reflecting inventory levels and costs of goods sold, failed to maintain internal controls on manual accounting entries made to certain inventory-related accounts in an effort to correct the data in the system, otherwise engaged in improper accounting practices that overstated earnings, and issued materially false and misleading financial statements. The plaintiffs further alleged that the individual defendants traded in our common stock while in possession of material, non-public information regarding the foregoing. The plaintiffs in the consolidated complaint asserted various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sought unspecified amounts of compensatory damages, interest and costs, including legal fees. On March 15, 2002, we filed a motion to dismiss plaintiffs’ consolidated complaint and a memorandum in support. In January 2004, we entered into an agreement to settle the lawsuits, without admitting any of the allegations against us or our officers, and agreed to pay $7.0 million for the dismissal of all claims, which is within our insurance coverage limits and has been agreed to by our insurance carriers. On June 10, 2004, the court agreed to the settlement and issued a final order dismissing the case with prejudice.

In late 2003, a number of lawsuits were filed against several of our operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We have denied the material allegations in the lawsuits and are vigorously defending against these claims. While we are not able to predict whether we will incur any liability or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these proceedings, we believe that these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We have discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we currently estimate that we will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. We have made an accrual in the amount of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. We are, however, still in the process of conducting sampling activities, the results of which may require us to change our current work plan. Because the cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because we are still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because we will need to work with both state and federal regulators to complete the investigation and remediation, we can give you no assurance that actual costs will not exceed our estimate, perhaps significantly. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. We are also investigating other potentially responsible parties from whom to seek contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us.

On September 8, 2004, we filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, our former President and CEO, because we believe he is violating covenants he has with us prohibiting him from using or divulging our confidential information, soliciting our employees to leave their employment with us, and competing with us. In our complaint, we asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, we conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. We also asked the court to declare that we could terminate a stream of payments totaling over $3.6 million over a period of ten years to Mr. Schulte because he has violated these covenants.

From time to time, we are involved in various other legal proceedings and contingencies that are considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, that we might incur in connection with these legal proceedings, we believe that these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required by this Item regarding the market for our common stock is incorporated by reference from the information in our 2004 Annual Report to Shareholders under the caption “Price Range of Common Stock.”

On December 8, 2004, we purchased substantially all of the operating assets of Heritage Building Systems, Inc. and Steelbuilding.com, Inc., affiliated companies headquartered in Little Rock, Arkansas, for a combined purchase price of approximately $26 million, including $6 million in our common stock, par value $0.01 per share (199,767 shares), and assumed liabilities of approximately $2 million. The shares were issued to certain of the shareholders of Heritage Building Systems and Steelbuilding.com in consideration of non-competition covenants entered into by such shareholders in connection with the transaction. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The following table shows the Company’s purchases of its common stock during the fourth quarter of fiscal 2004:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum Number
				(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
		(b) Average Price	Part of Publicly	be Purchased Under
	(a) Total Number of	Paid per Share (or	Announced Plans or	the Plans or
Period	Shares Purchased	Unit)	Programs	Programs

August 1, 2004 to August 28, 2004				1,198,992
August 29, 2004 to September 25, 2004				1,198,992
September 26, 2004 to October 30, 2004				1,198,992

Total				1,198,992

(1) On November 15, 1999, the Company publicly announced that its board of directors authorized the repurchase of 1.0 million shares of its common stock. On November 9, 2000, the Company publicly announced that its board of directors authorized the repurchase of up to of 1.5 million shares of its common stock. There is no expiration date for the Company’s repurchase program.

Item 6.	Selected Financial Data.

The information required by this Item is incorporated by reference from the information in our 2004 Annual Report to Shareholders under the caption “Selected Financial Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is incorporated by reference from the information in our 2004 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item is incorporated by reference from the information in our 2004 Annual Report to Shareholders under the caption “Market Risk Disclosure”

Item 8.	Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2004 Annual Report to Shareholders.

Pages of Annual
Report to
Shareholders
Selected quarterly financial data	28

Consolidated statements of operations for each of the three fiscal years in the period ended October 30, 2004	29

Consolidated balance sheets at October 30, 2004 and November 1, 2003	30

Consolidated statements of cash flows for each of the three fiscal years in the period ended October 30, 2004	31

Consolidated statements of shareholders’ equity for each of the three fiscal years in the period ended October 30, 2004	32

Notes to consolidated financial statements	33-47

Report of independent registered public accounting firm	48

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

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

Internal Control over Financial Reporting. During the fourth quarter of fiscal 2004, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have adopted a Code of Business Conduct and Ethics which we previously filed with the SEC in connection with our Annual Report to Shareholders for fiscal year 2003. A copy of our Code of Business Conduct and Ethics is available on our website at www.ncilp.com under the heading “Corporate Governance.”

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on March 11, 2005 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on March 11, 2005 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

The information under the captions “Outstanding Capital Stock” and “Proposal to Approve Amendment to 2003 Long-Term Stock Incentive Plan—New Plan Benefits—Securities Reserved for Issuance Under Our Executive Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on March 11, 2005 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions.

The information under the caption “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on March 11, 2005 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors—Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on March 11, 2005 is incorporated by reference herein.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	Consolidated financial statements (see Item 8).

2.	Consolidated financial statement schedules. Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

3.	Exhibits

3.1		Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2		Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1		Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2		Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3		First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4		Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.5		First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.6		Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.7		Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10	.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†*10	.2	Amended and Restated Bonus Program, as amended and restated as of October 25, 2004

†10	.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10	.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10	.5	2003 Long-Term Stock Incentive Plan, as amended through March 14, 2003 (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10	.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10	.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†*10	.8	Form of Restricted Stock Agreement for Senior Executive Officers

†10	.9	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10	.10	Form of Restricted Stock Agreement for Special Long-Term Grant (filed as Exhibit 4.6 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10	.11	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10	.12	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10	.13	Agreement Relating to Retirement, dated October 26, 2004, between NCI and Robert J. Medlock (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 25, 2004 and incorporated by reference herein)

†10	.14	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†*10	.15	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn, Jr.

†10	.16	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10	.17	Form of Metal Building Components, L.P. (formerly, MBCI Operating, L.P.) (“MBC”) and NCI Group, L.P. (formerly, Metal Coaters Operating, L.P.) (“NCI Group”) Management Incentive Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.13 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10	.18	Form of MBC and NCI Group Long-Term Management Incentive Plan (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

10.19		Form of Metallic Builder Agreement (filed as Exhibit 10.10 to NCI’s registration statement no. 33-45612 and incorporated by reference herein)

10.20		Form of A & S Builder Agreement (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

*13	.1	2004 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

14.1		Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21	.1	List of Subsidiaries

*23	.1	Consent of Independent Registered Public Accounting Firm

*23	.2	Report of Independent Registered Public Accounting Firm

*24	.1	Power of Attorney

*31	.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31	.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32	.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32	.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January, 2005.

NCI BUILDING SYSTEMS, INC.
By:	/s/ A.R. Ginn
A.R. Ginn, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 13th day of January, 2005.

Name	Title

/s/ A.R. Ginn A.R. Ginn	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)
/s/ Norman C. Chambers Norman C. Chambers	President, Chief Operating Officer and Director
/s/ Robert J. Medlock Robert J. Medlock	Executive Vice President and Chief Financial Officer (principal accounting and financial officer)
* William D. Breedlove	Director
* Gary L. Forbes	Director
* Philip J. Hawk	Director
* Max L. Lukens	Director
* George Martinez	Director
* W.B. Pieper	Director
* John K. Sterling	Director

*By:	/s/ A.R. Ginn
A.R. Ginn, Attorney-in-Fact

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Year ended October 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$10,221	$2,769	$4,368	$8,622
Year ended November 1, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$7,419	$3,842	$1,040	$10,221
Year ended November 2, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$5,641	$3,280	$1,502	$7,419

(1)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.5	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.6	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.7	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†*10.2	Amended and Restated Bonus Program, as amended and restated as of October 25, 2004

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended through March 14, 2003 (filed as Exhibit 4.1 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†*10.8	Form of Restricted Stock Agreement for Senior Executive Officers

†10.9	Form of Restricted Stock Agreement for Non-Employee Directors (filed as Exhibit 4.5 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.10	Form of Restricted Stock Agreement for Special Long-Term Grant (filed as Exhibit 4.6 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.11	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.12	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Agreement Relating to Retirement, dated October 26, 2004, between NCI and Robert J. Medlock (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 25, 2004 and incorporated by reference herein)

†10.14	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†*10.15	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn, Jr.

†10.16	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.17	Form of Metal Building Components, L.P. (formerly, MBCI Operating, L.P.) (“MBC”) and NCI Group, L.P. (formerly, Metal Coaters Operating, L.P.) (“NCI Group”) Management Incentive Trust Agreement (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.13 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.18	Form of MBC and NCI Group Long-Term Management Incentive Plan (as amended through December 12, 2002) in effect for A.R. Ginn, Jr. and Kenneth W. Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

10.19	Form of Metallic Builder Agreement (filed as Exhibit 10.10 to NCI’s registration statement no. 33-45612 and incorporated by reference herein)

10.20	Form of A & S Builder Agreement (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 1992 and incorporated by reference herein)

*13.1	2004 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A and 8 of this Form 10-K, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*23.2	Report of Independent Registered Public Accounting Firm

*24.1	Power of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

†	Management contracts or compensatory plans or arrangements