Form 10-Q
period 2005-01-29
NCI BUILDING SYSTEMS INC
filed 2005-03-10
CIK 883902

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 29, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—20,805,146 shares as of March 8, 2005

Part I - Financial Information

		PAGE
Item 1.	Financial Statements.

	Consolidated Balance Sheets January 29, 2005 and October 30, 2004	1

	Consolidated Statements of Income Fiscal Three Months Ended January 29, 2005 and January 31, 2004	2

	Condensed Consolidated Statements of Cash Flows Fiscal Three Months Ended January 29, 2005 and January 31, 2004	3

	Notes to Condensed Consolidated Financial Statements January 29, 2005	4-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	10-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	17

Item 4.	Controls and Procedures.	18
Form of Restricted Stock Agreement
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

Part II - Other Information

-i-

NCI BUILDING SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 29, 2005	October 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$151,834	$8,222
Accounts receivable, net	71,469	108,869
Inventories	148,043	138,363
Deferred income taxes	12,873	12,873
Prepaid expenses	7,802	6,491

Total current assets	392,021	274,818

Property, plant and equipment, net	189,373	185,687

Excess of costs over fair value of acquired net assets	336,960	318,247
Other assets	19,807	4,105

Total assets	$938,161	$782,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	45,750	57,569
Accrued compensation and benefits	23,226	41,007
Accrued interest	1,408	980
Other accrued expenses	49,889	46,025

Total current liabilities	122,273	147,581

Long-term debt, noncurrent portion	372,500	214,700
Deferred income taxes	19,061	19,399

Shareholders’ equity:
Common stock	210	204
Additional paid-in capital	155,206	134,210
Retained earnings	284,100	273,378
Unearned portion of restricted stock compensation	(15,186)	(6,612)
Treasury stock	(3)	(3)

Total shareholders’ equity	424,327	401,177

Total liabilities and shareholders’ equity	$938,161	$782,857

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(Unaudited)

	Fiscal Three Months Ended
	January 29, 2005	January 31, 2004
Sales	$245,239	$215,406
Cost of sales	186,528	165,189

Gross profit	58,711	50,217
Selling, general and administrative expenses	38,621	36,271

Income from operations	20,090	13,946
Interest expense	(3,136)	(4,578)
Other income, net	1,101	441

Income before income taxes	18,055	9,809
Provision for income taxes	7,333	4,041

Net income	$10,722	$5,768

Income per share:
Basic	$0.53	$0.30

Diluted	$0.52	$0.29

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(Unaudited)

	Fiscal Three Months Ended
	January 29, 2005	January 31, 2004
Cash flows from operating activities:
Net income	$10,722	$5,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,803	5,673
Loss on sale of fixed assets	77	79
Provision for doubtful accounts	1,448	531
Deferred income tax benefit	(338)	(129)
Changes in working capital, net of acquisitions:
Current assets	22,776	15,358
Current liabilities	(26,112)	(5,806)

Net cash provided by operating activities	14,376	21,474

Cash flows from investing activities:
Acquisitions	(22,590)	—
Capital expenditures	(3,075)	(2,030)
Proceeds from sale of fixed assets	33	8
Other	(533)	27

Net cash used in investing activities	(26,165)	(1,995)

Cash flows from financing activities:
Proceeds from stock options exercised	1,970	5,497
Issuance of convertible debt	180,000	—
Net payments on revolving lines of credit	(16,700)	(800)
Payments on long-term debt	(5,500)	(31,875)
Payments of financing costs	(4,369)	—

Net cash provided by (used in) financing activities	155,401	(27,178)

Net increase (decrease) in cash and cash equivalents	143,612	(7,699)
Cash and cash equivalents at beginning of period	8,222	14,204

Cash and cash equivalents at end of period	$151,834	$6,505

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 29, 2005
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the fiscal three month period ended January 29, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2005. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

For accounting purposes, the Company uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 filed with the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

The components of inventory are as follows:

	January 29, 2005	October 30, 2004
	(in thousands)
Raw materials	$113,494	$103,411
Work in process and finished goods	34,549	34,952

	$148,043	$138,363

NOTE 3 - BUSINESS SEGMENTS

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments are similar in basic raw materials used. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal components segment by the engineered building systems segment, and hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States.

The following table represents sales to outside customers, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 29, 2005		January 31, 2004
		%		%
Sales:
Metal components	$130,261	53	$118,377	55
Engineered building systems	88,449	36	66,879	31
Metal coil coating	26,529	11	30,150	14
Intersegment sales	45,804	19	33,161	15
Eliminations	(45,804)	(19)	(33,161)	(15)

Total net sales	$245,239	100	$215,406	100

Operating income:
Metal components	$16,987	13	$11,242	9
Engineered building systems	7,243	8	4,085	6
Metal coil coating	4,485	17	5,926	20
Corporate	(8,625)	—	(7,307)	—

Total operating income (% of sales)	$20,090	8	$13,946	6

	January 29, 2005		October 30, 2004
Total assets:
Metal components	$351,994	38	$323,026	41
Engineered building systems	220,207	23	219,849	28
Metal coil coating	178,014	19	196,762	25
Corporate	187,946	20	43,220	6

Total assets	$938,161	100	$782,857	100

NOTE 4 - STOCK INCENTIVE PLANS

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

The Company accounts for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, which generally requires the amount of compensation cost that must be recognized, if any, is the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 currently does not require an entity to adopt these provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected to continue accounting for its stock-based employee compensation plan under APB Opinion No. 25 and related interpretations. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, the Company records no compensation expense for its stock option awards. The Company recorded pretax compensation expense of $0.7 million for the three months ended January 29, 2005 for restricted stock grants. There were no restricted stock grants awarded during the same periods in fiscal 2004.

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

	Fiscal Three Months Ended
	January 29, 2005	January 31, 2004
Reported income	$10,722	$5,768
Add stock-based employee compensation expense included in reported income, net of tax	459	—
Deduct stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,342)	(499)

Pro forma income	$9,839	$5,269

Pro forma basic income per share	$0.48	$0.27

Pro forma diluted income per share	$0.47	$0.26

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS No. 123(R) also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123(R) will be effective for periods beginning after June 15, 2005. Accordingly, the Company will be required to apply SFAS No. 123(R) beginning in the fiscal quarter ended October 29, 2005. SFAS No. 123(R) offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS No. 123(R), the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in periods beginning after June 15, 2005. However, based on the Black Scholes model the pro forma impact of expensing options was $0.05 diluted earnings per share for the quarter ($0.52 compared to $0.47 per diluted share). The adoption of SFAS No. 123(R) is expected to have a material impact on the Company’s results of operations, but no effect to the Company’s financial statement position or cash flow.

NOTE 5 – NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows (in thousands, except per share amounts):

	Fiscal Three Months Ended
	January 29, 2005	January 31, 2004
Net income	$10,722	$5,768

Weighted average common shares outstanding	20,336	19,299
Common stock equivalents
Stock options	365	270
Restricted stock awards	35	—

Weighted average common shares outstanding, assuming dilution	20,736	19,569

Income per share:
Basic	$0.53	$0.30

Diluted	$0.52	$0.29

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

On October 11, 2004, the FASB ratified EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, which is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported earnings per share (EPS). EITF Issue No. 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted EPS. Under EITF Issue No. 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. Notwithstanding the foregoing, if convertible debt has a “net share settlement” provision whereby all conversions are settled for a combination of cash (in an amount equal to the lesser of the principal amount of the notes and their conversion value) and shares, if any (shares are issuable only to the extent the conversion value exceeds the principal amount), then the issuer of such convertible debt is not required to include any shares issuable upon conversion in its calculation of fully diluted EPS until the market price of the underlying common stock exceeds the conversion price. In the event that the market price does exceed the conversion price, then the issuer of the convertible debt is required to use the treasury stock method of accounting for the difference between the market price in the applicable reporting period and the conversion price. The shares required to cover the difference will be included in calculating diluted earnings per share. On November 16, 2004, the Company completed an offering of $180 million of 2.125% convertible senior subordinated notes due 2024. Refer to Note 7 below for additional discussion. Because the 2.125% convertible senior subordinated notes have a net share settlement provision, if, in future reporting periods, the market price of the Company’s common stock is less than the conversion price of approximately $40.14 per share, the notes will not be included on an “if converted” basis in the calculation of the Company’s fully diluted EPS. During the three month period ended January 29, 2005, the market price of the Company’s common stock was less than the conversion price. Therefore, the notes are not included on an “if converted” basis in the calculation of the Company's fully diluted EPS. The Company adopted EITF Issue 04-8 as of January 29, 2005, and the adoption did not have a significant impact on the Company’s financial position and the results of operations.

NOTE 7 – CONVERTIBLE DEBT ISSUANCE

On November 16, 2004, the Company completed an offering of $180 million of 2.125% convertible senior subordinated notes due 2024. In December 2004, the Company used approximately $12.6 million of the net proceeds to pay the cash portion of the purchase price for Heritage Building Systems, Inc. and Steelbuilding.com, Inc. and $10 million to purchase the Company’s joint venture partner’s 49% interest in its manufacturing facility in Monterrey, Mexico. The Company plans to use the remaining net proceeds of the offering to finance future acquisitions. Pending the Company’s use of the remaining net proceeds for acquisitions, it has invested the balance in short-term debt securities or similar investments. If the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will, pursuant to the terms of the Company’s existing senior credit agreement, be applied towards the repayment of the outstanding balance on the Company’s senior term loan.

The notes pay interest semi-annually at the rate of 2.125% per annum. The notes will be convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock at an initial conversion rate equivalent to 24.9121 shares of common stock per $1,000 principal amount of notes, representing a conversion price of approximately $40.14 per common share. The notes will be convertible only in specified circumstances relating to, among other things, the trading price of shares of the Company’s common stock during any calendar quarter exceeding 120% of the conversion price then in effect for specified periods of time, subject to certain exceptions, the trading price of the notes being less than a specified percentage of the product of the closing price of the Company’s common stock and the applicable conversion rate for five consecutive trading days, the notes having been called for redemption by the Company, and the occurrence of certain corporate transactions and designated events. In addition, a make whole premium will be payable in connection with conversions of notes made in connection with certain designated events that occur on or prior to November 15, 2009. The notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company will have the right to redeem the notes beginning on November 20, 2009 at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any. Holders of the notes will have the right to require the Company to repurchase all or some of their notes on November 15, 2009, November 15, 2014 and November 15, 2019 at a repurchase price equal to par plus accrued and unpaid interest (including additional amounts), if any. Upon the occurrence of certain designated events, holders of the notes will also have the right to require the

Company to purchase all or some of their notes at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any and, in certain circumstances, a make whole premium.

NOTE 8 – ACQUISITIONS

On December 8, 2004, the Company purchased substantially all of the operating assets of Heritage Building Systems, Inc. (“HSI”) and Steelbuilding.com, Inc., (“SI”) affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million consisting of $12.6 million in cash, $2.2 million of receivables owed to the Company by HIS and SI at the time of closing, $4.6 million payable to sellers upon completion of certain contingencies, and $6 million in restricted NCI Common Stock (199,767 shares). Assumed liabilities were approximately $2.1 million. The transaction was accounted for using the purchase method. Purchase price allocation may be adjusted pending further review of the asset valuations of $8.7 million. The excess of cost over the fair value of the acquired assets was approximately $13 million. The $6 million in restricted NCI Common Stock relates to 10 year non-compete agreements which will be expensed by the Company ratably over the term of the agreements.

On December 13, 2004, the Company purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation may be adjusted pending further review of the fixed asset valuation of $2.6 million. The excess of cost over the fair value of the acquired assets was approximately $6 million.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

NOTE 9 – CONTINGENCIES

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company has denied the material allegations in the lawsuits and is vigorously defending against these claims. The Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

The Company discovered the existence of polychlorinated biphenyls and heavy metals at its Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. The Company has filed an application with the Texas Commission of Environmental quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company currently estimates that it will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. The Company has made a total accrual of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. The Company is, however, still in the process of conducting sampling activities, the results of which may require it to change its current work plan. Because cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because the Company is still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because the Company will need to work with both state and federal regulators to complete the investigation and remediation, the Company is not able to give assurance that actual costs will not exceed its estimate, perhaps significantly. The Company has a contractual indemnity by the immediate prior owner of the property, which it believes obligates that party to reimburse its response costs with respect to this condition. The Company has brought suit against the prior owner asserting this indemnity, and that party has disputed liability. The Company is also investigating other potentially responsible parties from whom to seek contribution and/or indemnification. However, it is possible that the Company’s efforts to obtain reimbursement of its response costs at this site may not be successful or may not prove to be cost effective for it. The Company has not recorded any receivables for potential reimbursements from third parties.

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its petition, NCI asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. NCI also asked the court to declare that it could terminate a stream of payments totaling approximately $3.6 million over a period of ten years to and/or for the benefit of Mr. Schulte because he has violated these covenants.

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning the Company’s expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, the Company’s forward-looking statements can be identified by the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘forecast,’’ ‘‘goal,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘projection,’’ ‘‘should,’’ ‘‘will’’ or other similar words. The Company has based its forward-looking statements on its management’s beliefs and assumptions based on information available to the Company’s management at the time the statements are made. The Company cautions that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Company cannot give assurance that actual results will not differ materially from those expressed or implied by the Company’s forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material pricing;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry; and

•	other risks detailed under the caption ‘‘Risk Factors” in the Company’s Annual Report on Form 10-K as filed with the SEC

The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

OVERVIEW

NCI Building Systems, Inc. is one of North America’s largest integrated manufacturers and marketers of products for the non-residential construction industry. The Company designs, manufactures and markets metal components and engineered building systems and provides metal coil coating services primarily for non-residential construction use. It manufacturers and distributes extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. The Company sells its products for both new construction and repair and retrofit applications.

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

Sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges facing the Company both short and long-term is the volatility in the price of steel, the primary raw material used by the Company. Steel represents approximately 73% of the Company’s costs of goods sold. The steel industry is cyclical in nature and steel prices are influenced by numerous factors beyond the

Company’s control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during the Company’s fourth fiscal quarter and have continued stabilizing during the first fiscal quarter of 2005. Based upon the Company’s sales for the first quarter of fiscal 2005, the Company expects that sales for the remainder of the fiscal year will follow historical seasonal patterns with sales increasing in the third and fourth quarters.

In assessing the state of the metal construction market, the Company relies upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (MBMA), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group which the Company looks to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s Dodge report indicates that even though steel shipments declined in November and December 2004 from earlier levels, Dodge is predicting much stronger growth in nonresidential construction for calendar 2005 than the industry produced for 2004. The Company’s quote activity has been very high with respect to the second half of fiscal 2005 which appears to be consistent with the Dodge report’s assessment.

Inventory increased 7% from $148.0 million at January 29, 2005 to $138.4 million at October 30, 2004 primarily due to the elimination of the consigned inventory by the steel mills as well as having to fulfill prior purchase obligations. Although the inventory levels will not decline to the historical levels when consignment programs were in place, the Company is actively managing its inventory requirements and expects inventory levels to decrease during fiscal 2005.

During the first quarter of fiscal 2005, the Company continued to position itself to execute its internal and external growth strategy by issuing $180 million of 2.125% convertible senior subordinated notes which was completed in November 2004. During the first quarter of fiscal 2005, the Company completed the acquisitions of Heritage Building Systems and Steelbuilding.com in an effort to increase its retail sales and the buyout of its joint venture partner’s 49% interest in its Mexico operations to give the Company more control and flexibility of that business. The Company is currently engaged in a thorough analysis of its markets to determine potential acquisitions and is working with an investment banking team to assist in this process.

RESULTS OF OPERATIONS

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments are similar in basic raw materials used. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by various industrial users. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided to the engineered building systems segment, structural framing provided to the metal components segment by the engineered building systems segment, and hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both of the other segments. The Company is not dependent on any one significant customer or group of customers. Substantially all of the Company’s sales are made within the United States.

The following table represents sales to outside customers, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 29, 2005		January 31, 2004
		%		%
Sales:
Metal components	$130,261	53	$118,377	55
Engineered building systems	88,449	36	66,879	31
Metal coil coating	26,529	11	30,150	14
Intersegment sales	45,804	19	33,161	15
Eliminations	(45,804)	(19)	(33,161)	(15)

Total net sales	$245,239	100	$215,406	100

Operating income:
Metal components	$16,987	13	$11,242	9
Engineered building systems	7,243	8	4,085	6
Metal coil coating	4,485	17	5,926	20
Corporate	(8,625)	—	(7,307)	—

Total operating income (% of sales).	$20,090	8	$13,946	6

	January 29, 2005		October 30, 2004
Total assets:
Metal components	$351,994	38	$323,026	41
Engineered building systems	220,207	23	219,849	28
Metal coil coating	178,014	19	196,762	25
Corporate	187,946	20	43,220	6

Total assets	$938,161	100	$782,857	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JANUARY 29, 2005 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 31, 2004

Consolidated sales for the three months ended January 29, 2005 were $245.2 million compared with $215.4 million for the three months ended January 31, 2004. Sales were up 14% due to an increase in selling prices in response to the rapid climb in steel prices in fiscal 2004. In the first quarter of fiscal 2005, intersegment sales increased by 38% to $45.8 million compared to $33.2 million in the prior year’s quarter. Intersegment sales represent products and services provided between the three segments for metal components, engineered building systems and metal coil coating of $15.5 million, $4.1 million and $26.2 million, respectively.

During the first quarter of fiscal 2005, the Company had a benefit of $1.9 million, $1.1 million after tax, related to more favorable group medical claims experience than previously estimated.

Metal Components sales increased 10%, to $130.3 million, in the three months ended January 29, 2005 compared to $118.4 million in the prior year’s period primarily due to steel price increases. Metal components accounted for 53% of total consolidated sales in the three months ended January 29, 2005 compared to 55% in the three months ended January 31, 2004.

Operating income of the metal components segment increased 51% in the three months ended January 29, 2005, to $17.0 million compared to $11.2 million in the prior year. This $5.8 million increase resulted primarily from an increase in total gross margins of $5.6 million driven by lower manufacturing costs, as well as a percentage of sales and a $0.2 million decrease in selling and administrative expenses. These results include a reduction of $0.5 million related to more favorable group medical claims experience than previously estimated. As a percentage of segment sales, operating income in the three months ended January 29, 2005 was 13%, compared to 9% in the three months ended January 31, 2004.

Engineered Building Systems sales were $88.4 million for the three months ended January 29, 2005 compared with $66.9 million for the prior year’s period, representing a 32% increase primarily attributable to increased selling prices. Engineered building systems accounted for 36% of total consolidated sales in the three months ended January 29, 2005, compared to 31% in the three months ended January 31, 2004.

Operating income of the engineered building systems segment increased by 77% in the three months ended January 29, 2005, to $7.2 million, compared to $4.1 million in the prior year. Of this $3.1 million increase, $4.4 million resulted from an increase in margins as price increases during the second half of fiscal 2004 worked their way through the backlog, offset by a $1.3 million increase in selling and administrative expenses consisting of increases in the allowance for doubtful accounts ($0.5 million), bonuses ($0.5 million), commissions ($0.5 million), wages ($0.4 million) and other expenses ($0.1 million) offset by a reduction of $0.7 million related to more favorable group medical claims experience than previously estimated. As a percentage of segment sales, operating income in the three months ended January 29, 2005 was 8%, compared to 6% in the three months ended January 31, 2004.

Metal Coil Coating sales decreased 12%, to $26.5 million, in the three months ended January 29, 2005 compared to $30.2 million in the prior year. This was primarily attributable to shifting production capacity to internal uses for the metal components and engineered building systems segments. Intersegment sales increased 42%, to $26.2 million for the three months ended January 29, 2005 compared to $18.4 million in the prior year’s period. Metal coil coating accounted for 11% of total consolidated sales in the three months ended January 29, 2005, compared to 14% in the three months ended January 31, 2004.

Operating income of the metal coil coating segment decreased by 24%, to $4.5 million, compared to $5.9 million in the prior year primarily due to decreased margins related to the lower overall production volume. As a percentage of segment sales, operating income in the three months ended January 29, 2005 was 17%, compared to 20% in the three months ended January 31, 2004.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $38.6 million in the three months ended January 29, 2005 compared to $36.3 million in the prior year’s period. This increase of $2.3 million was primarily due to increases in selling expenses ($1.8 million), bonuses and 401(k) match ($1.2 million), compensation expense related to restricted stock ($0.7 million) and the allowance for doubtful accounts ($0.7 million) offset by a decrease in health care costs ($1.4 million) related to more favorable group medical claims experience than previously estimated. As a percent of sales, selling, general and administrative expenses improved for the three months ended January 29, 2005 to 16% compared to 17% in the three months ended January 31, 2004.

Consolidated interest expense for the three months ended January 29, 2005 decreased by 31%, to $3.1 million compared to $4.6 million for the prior year’s period. This decrease was primarily due to the lower interest rate attributable to the 2.125% convertible senior subordinated notes as compared to the 9.25% senior subordinated notes that were outstanding in the fiscal 2004 period but were redeemed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for the three months ended January 29, 2005 increased 81% to $7.3 million compared to $4.0 million for the prior year’s period. The effective tax rate for the three months ended January 31, 2004 was 40.64%. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three month period was due to state and local income taxes, unbenefitted foreign losses, and certain expenses that are not deductible for federal tax purposes including interest expense on the $180 million 2.125% convertible senior subordinated notes.

The Company was notified during the quarter by the Internal Revenue Service of its intent to examine the income tax return for its 2003 fiscal year. Management does not believe that the ultimate results of this examination will have a material impact on the Company’s results of operations.

ACQUISITIONS

On December 8, 2004, the Company purchased substantially all of the operating assets of Heritage Building Systems, Inc. (“HSI”) and Steelbuilding.com, Inc., (“SI”) affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million consisting of $12.6 million in cash, $2.2 million of receivables owed to the Company by HIS and SI at the time of closing, $4.6 million payable to sellers upon completion of certain contingencies, and $6 million in restricted NCI Common Stock (199,767 shares). Assumed liabilities were approximately $2.1 million. The transaction was accounted for using the purchase method. Purchase price allocation may be adjusted pending further review of the asset valuations of $8.7 million. The excess of cost over the fair value of the acquired assets was approximately $13 million. The $6 million in restricted NCI Common Stock relates to 10 year non-compete agreements which will be expensed by the Company ratably over the term of the agreements.

On December 13, 2004, the Company purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation may be adjusted pending further review of the fixed asset valuation of $2.6 million. The excess of cost over the fair value of the acquired assets was approximately $6 million.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

LIQUIDITY AND CAPITAL RESOURCES

General

On January 29, 2005, the Company had working capital of $269.7 million compared to $127.2 million at the end of fiscal 2004. This 112% increase resulted primarily from the increase in cash due to the issuance of $180 million aggregate principal amount 2.125% convertible senior subordinated notes. During the first three months of fiscal 2005, the Company generated cash flow from operations of $14.4 million. This cash flow, along with cash from the beginning of the period and the proceeds from the debt offering, was used to acquire Heritage Building Systems, Inc., Steelbuilding.com and the joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico. Cash used for such acquisitions was $12.6 million and $10.0 million, respectively. Capital expenditures were $3.1 million, and the Company repaid $22.2 million in debt under the Company’s senior credit facility. The Company has a payable of $4.6 million associated with the Heritage Building Systems, Inc. and Steelbuilding.com acquisitions pending resolution of certain contingencies expected to be finalized during the second quarter of fiscal 2005.

At January 29, 2005, the Company had cash and cash equivalents of $151.8 million. The Company invests its excess cash in A-1 P-1 Commercial Paper with maturities not to exceed 30 days.

Debt

On June 18, 2004, the Company completed a $325 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full its then existing credit facility and redeem its $125 million of senior subordinated notes due 2009. The current facility includes a $125 million (no outstanding balance at January 29, 2005), five-year revolving loan maturing on June 18, 2009 and a $200 million six-year term loan maturing on June 18, 2010. The term loan requires mandatory payments of $0.5 million each quarter beginning in November 2004 with the balance due at maturity.

In November 2004, the Company paid the required $0.5 million quarter payment. On December 1, 2004, the Company prepaid four quarter payments totaling $2 million and prepaid $3 million to be applied to the final payment due June 18, 2010. The outstanding balance of the term loan at January 29, 2005 was $194.5 million.

Loans on the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company’s leverage ratio and ranges from .25% to 1.25% on the revolving loan and 1.0% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.25% to 2.25% on the revolving loan and 2.00% on the term loan. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving loan and a margin of 1% on base rate loans and 2% on LIBOR loans under the term loan during the second quarter of fiscal 2005.

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

The senior credit facility contains covenants that limit the Company’s senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

	2005		2006	2007		2008
Maximum leverage ratio	4.00		4.00	4.00		4.00
Minimum interest coverage ratio	3.50	(1)	4.00	4.00	(2)	4.50	(3)
Maximum senior debt ratio	3.50	(4)	3.25	3.25	(5)	3.00	(6)

(1)	Increases to 4.00 on May 1, 2005

(2)	Increases to 4.50 on May 1, 2007

(3)	Increases to 5.00 on May 1, 2008

(4)	Decreases to 3.25 on May 1, 2005

(5)	Decreases to 3.00 on May 1, 2007

(6)	Decreases to 2.75 on May 1, 2008

At January 29, 2005, the Company’s leverage ratio was 2.82 to 1, its interest coverage ratio was 10.51 to 1, its senior debt ratio was 1.49 to 1, and the Company was in compliance with all of the ratio requirements in its senior credit facility. The senior credit facility also limits the amount of permitted spending for capital additions ($30 million per year), the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at January 29, 2005.

The senior credit facility limits the Company’s ability to pay cash dividends and repurchase capital stock. Under the terms of the senior credit facility, the Company had available approximately $15 million to use for those purposes at January 29, 2005.

The senior credit facility also restricts the Company’s ability to undertake additional debt or equity financing.

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

At January 29, 2005, the Company had approximately $118 million in unused borrowing capacity (net of letters of credit outstanding of approximately $7 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

On November 16, 2004, the Company completed an offering of $180 million of 2.125% convertible senior subordinated notes due 2024. In December 2004, the Company used approximately $12.6 million of the net proceeds to pay the cash portion of the purchase price for Heritage Building Systems, Inc. and Steelbuilding.com and $10 million to purchase the Company’s joint venture partner’s 49% interest in its manufacturing facility in Monterrey, Mexico. The Company plans to use the remaining net proceeds of the offering to finance future acquisitions. Pending the Company’s use of the remaining net proceeds for acquisitions, it has invested the balance in short-term debt securities or similar investments. If the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will, pursuant to the terms of the Company’s existing senior credit agreement, be applied towards the repayment of the outstanding balance on the Company’s senior term loan.

The notes pay interest semi-annually at the rate of 2.125% per annum. The notes will be convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock at an initial conversion rate equivalent to 24.9121 shares of common stock per $1,000 principal amount of notes, representing a conversion price of approximately $40.14 per common share. The notes will be convertible only in specified circumstances relating to, among other things, the trading price of shares of the Company’s common stock during any calendar quarter exceeding 120% of the conversion price then in effect for specified periods of time, subject to certain exceptions, the trading price of the notes being less than a specified percentage of the product of the closing price of the Company’s common stock and the applicable conversion rate for five consecutive trading days, the notes having been called for redemption by the Company, and the occurrence of certain corporate transactions and designated events. In addition, a make whole premium will be payable in connection with conversions of notes made in connection with certain designated events that occur on or prior to November 15, 2009. The notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company will have the right to redeem the notes beginning on November 20, 2009 at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any. Holders of the notes will have the right to require the Company to repurchase all or some of their notes on November 15, 2009, November 15, 2014 and November 15, 2019 at a repurchase price equal to par plus accrued and unpaid interest (including additional amounts), if any. Upon the occurrence of certain designated events, holders of the notes will also have the right to require the Company to purchase all or some of their notes at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any and, in certain circumstances, a make whole premium.

Capital Expenditures

During the first quarter of fiscal 2005, the Company incurred $3.1 million related to capital expenditures. The remaining budgeted amount for fiscal 2005 is approximately $24 million.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. At January 29, 2005, the Company was not involved in any unconsolidated SPE transactions.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 11, 2004, the FASB ratified EITF Issue No. 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, which is effective for all periods ending after December 15, 2004 and is to be applied by retrospectively restating previously reported earnings per share (EPS). EITF Issue No. 04-8 addresses when the dilutive effect of contingently convertible debt with a market price trigger should be included in diluted EPS. Under EITF Issue No. 04-8, the market price contingency should be ignored and these securities should be treated as non-contingent, convertible securities and always included in the diluted EPS computation. Notwithstanding the foregoing, if convertible debt has a “net share settlement” provision whereby all conversions are settled for a combination of cash (in an amount equal to the lesser of the principal amount of the notes and their conversion value) and shares, if any (shares are issuable only to the extent the conversion value exceeds the principal amount), then the issuer of such convertible debt is not required to include any shares issuable upon conversion in its calculation of fully diluted EPS until the market price of the underlying common stock exceeds the conversion price. In the event that the market price does exceed the conversion price, then the issuer of the convertible debt is required to use the treasury stock method of accounting for the difference between the market price in the applicable reporting period and the conversion price. The shares required to cover the difference will be included in calculating diluted earnings per share. On November 16, 2004, the Company completed an offering of $180 million of 2.125% convertible senior subordinated notes due 2024. Refer to Note 7 of the consolidated financial statements for additional discussion. Because the 2.125% convertible senior subordinated notes have a net share settlement provision, if, in future reporting periods, the market price of the Company’s common stock is less than the conversion price of approximately $40.14 per share, the notes will not be included on an “if converted” basis in the calculation of the Company’s fully diluted EPS. During the three month perod ended January 29, 2005, the market price of the Company’s common stock was less than the conversion price. Therefore, the notes are not included on an “if converted” basis in the calculation of the Company’s fully diluted EPS. The Company adopted EITF Issue 04-8 as of January 29, 2005, and the adoption did not have a significant impact on the Company’s financial position and the results of operations.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposure related to changes in its material cost. Steel constituted approximately 73% of the Company’s cost of sales for the fiscal three months ended January 29, 2005. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, with continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Additionally, a rapid decline in steel prices could affect the Company’s performance. Any of these problems could adversely affect the Company’s financial condition and results of operations.

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 29, 2005, the Company had $194.5 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the its management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the first quarter of fiscal 2005, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

In late 2003 and early 2004, a number of lawsuits were filed against several of the Company’s operating subsidiaries by Bethlehem Steel Corporation and National Steel Corporation in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90 day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to the Company’s subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. The Company has denied the material allegations in the lawsuits and is vigorously defending against these claims. The Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

The Company discovered the existence of polychlorinated biphenyls and heavy metals at its Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. The Company has filed an application with the Texas Commission of Environmental quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company currently estimates that it will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. The Company has made a total accrual of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. The Company is, however, still in the process of conducting sampling activities, the results of which may require it to change its current work plan. Because cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because the Company is still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because the Company will need to work with both state and federal regulators to complete the investigation and remediation, the Company is not able to give assurance that actual costs will not exceed its estimate, perhaps significantly. The Company has a contractual indemnity by the immediate prior owner of the property, which it believes obligates that party to reimburse its response costs with respect to this condition. The Company has brought suit against the prior owner asserting this indemnity, and that party has disputed liability. The Company is also investigating other potentially responsible parties from whom to seek contribution and/or indemnification. However, it is possible that the Company’s efforts to obtain reimbursement of its response costs at this site may not be successful or may not prove to be cost effective for it. The Company has not recorded any receivables for potential reimbursements from third parties.

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its petition, NCI asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. NCI also asked the court to declare that it could terminate a stream of payments totaling approximately $3.6 million over a period of ten years to and/or for the benefit of Mr. Schulte because he has violated these covenants.

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

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†*10.1	Form of Restricted Stock Agreement for Senior Executive Officers

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: March 10, 2005	By:	/s/ Frances R. Powell

Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

10.1	Form of Restricted Stock Agreement for Senior Executive Officers

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)