Form 10-Q
period 2005-04-30
NCI BUILDING SYSTEMS INC
filed 2005-06-09
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2005

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

Common Stock, $.01 Par Value—21,140,351 shares as of June 7, 2005

Part I - Financial Information

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2005	October 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$177,678	$8,222
Accounts receivable, net	81,732	108,869
Inventories	125,989	138,363
Deferred income taxes	12,873	12,873
Prepaid expenses	9,327	6,491

Total current assets	407,599	274,818

Property, plant and equipment, net	188,020	185,687

Excess of costs over fair value of acquired net assets	337,167	318,247
Other assets	19,827	4,105

Total assets	$952,613	$782,857

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	49,628	57,569
Accrued compensation and benefits	27,402	41,007
Accrued interest	4,031	980
Other accrued expenses	38,634	46,025

Total current liabilities	121,695	147,581

Long-term debt, noncurrent portion	372,000	214,700
Deferred income taxes	19,399	19,399

Shareholders’ equity:
Common stock	211	204
Additional paid-in capital	158,903	134,210
Retained earnings	294,832	273,378
Unearned portion of restricted stock compensation	(14,424)	(6,612)
Treasury stock	(3)	(3)

Total shareholders’ equity	439,519	401,177

Total liabilities and shareholders’ equity	$952,613	$782,857

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Fiscal Three Months Ended
	April 30, 2005	May 1, 2004
Sales	$250,571	$254,686
Cost of sales	189,013	197,068

Gross profit	61,558	57,618
Selling, general and administrative expenses	41,447	40,668

Income from operations	20,111	16,950
Interest expense	(3,583)	(4,304)
Other income, net	1,353	314

Income before income taxes	17,881	12,960
Provision for income taxes	7,149	5,267

Net income	$10,732	$7,693

Income per share:
Basic	$0.52	$0.39

Diluted	$0.51	$0.39

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(unaudited)

	Fiscal Six Months Ended
	April 30, 2005	May 1, 2004
Sales	$495,810	$470,092
Cost of sales	375,541	362,257

Gross profit	120,269	107,835
Selling, general and administrative expenses	80,068	76,939

Income from operations	40,201	30,896
Interest expense	(6,719)	(8,882)
Other income, net	2,454	755

Income before income taxes	35,936	22,769
Provision for income taxes	14,482	9,308

Net income	$21,454	$13,461

Income per share:
Basic	$1.05	$0.69

Diluted	$1.03	$0.68

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(unaudited)

	Fiscal Six Months Ended
	April 30, 2005	May 1, 2004
Cash flows from operating activities:
Net income	$21,454	$13,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,609	11,460
Loss on sale of fixed assets	109	304
Provision for doubtful accounts	163	1,282
Deferred income tax benefit	—	(174)
Changes in working capital, net of acquisitions:
Current assets	34,327	(24,218)
Current liabilities	(20,115)	18,414

Net cash provided by operating activities	47,547	20,529

Cash flows from investing activities:
Acquisitions	(27,145)	—
Capital expenditures	(7,796)	(3,699)
Other	(221)	347

Net cash used in investing activities	(35,162)	(3,352)

Cash flows from financing activities:
Proceeds from stock options exercised	4,410	13,906
Issuance of convertible debt	180,000	—
Net borrowings (payments) on revolving lines of credit	(16,700)	3,400
Payments on long-term debt	(6,000)	(38,437)
Payment of financing costs	(4,639)	—

Net cash provided by (used in) financing activities	157,071	(21,131)

Net increase (decrease) in cash and cash equivalents	169,456	(3,954)
Cash and cash equivalents at beginning of period	8,222	14,204

Cash and cash equivalents at end of period	$177,678	$10,250

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the fiscal three month and fiscal six month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2005. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

For accounting purposes, the Company uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

The Company has no other comprehensive income for the periods presented. The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 filed with the Securities and Exchange Commission.

NOTE 2 – INVENTORIES

The components of inventory are as follows:

	April 30, 2005	October 30, 2004
	(in thousands)
Raw materials	$92,521	$103,411
Work in process and finished goods	33,468	34,952

	$125,989	$138,363

NOTE 3 – BUSINESS SEGMENTS

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided by the metal components segment to the engineered building systems segment, structural framing provided to the metal components segment by the engineered building systems segment, and hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both of the other segments. The Company is not dependent on any one customer or group of customers. Substantially all of the Company’s sales are made within the United States. Steel represents approximately 70% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 30, 2005		May 1, 2004		April 30, 2005		May 1, 2004
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales:
Metal components	$131,859	53	$144,411	57	$262,120	53	$262,789	56
Engineered building systems	93,465	37	78,937	31	181,914	37	145,816	31
Metal coil coating	25,247	10	31,338	12	51,776	10	61,487	13
Intersegment sales	54,477	22	42,280	17	100,281	20	75,441	16
Eliminations	(54,477)	(22)	(42,280)	(17)	(100,281)	(20)	(75,441)	(16)

Total sales	$250,571	100	$254,686	100	$495,810	100	$470,092	100

Operating income:
Metal components	$18,125	14	$18,054	13	$35,112	13	$29,296	11
Engineered building systems	8,864	9	432	1	16,107	9	4,517	3
Metal coil coating	3,622	14	7,128	23	8,107	16	13,054	21
Corporate	(10,500)	—	(8,664)	—	(19,125)	—	(15,971)	—

Total operating income (% of sales)	$20,111	8	$16,950	7	$40,201	8	$30,896	7

					April 30, 2005		October 30, 2004
Total assets:
Metal components					$342,289	36	$323,026	41
Engineered building systems					227,953	24	219,849	28
Metal coil coating					166,919	17	196,762	25
Corporate					215,452	23	43,220	6

Total assets					$952,613	100	$782,857	100

NOTE 4 – STOCK INCENTIVE PLANS

On January 26, 2005, the Board of Directors approved the amending and restating of the 2003 Long-Term Stock Incentive Plan that provides for the grant of stock options, stock appreciation rights, restricted stock awards, performance share awards and phantom stock awards. On March 11, 2005, at the Annual Meeting of Stockholders of the Company, the Company’s stockholders approved the Company’s proposal to adopt the amended and restated plan. All stock options have been granted at an exercise price that equals market price as of the date of grant and have a ten-year term. The restricted stock is generally subject to transfer restrictions that lapse over four years, although certain restricted stock awards have been granted by the Compensation Committee of the Board of Directors with restrictions that lapse over substantially longer periods.

The Company accounts for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations, which generally requires the amount of compensation cost that must be recognized, if any, is the difference between the exercise price and the market price of the underlying stock on the date of the grant. Alternatively, Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, employs fair value-based measurement and generally results in the recognition of compensation expense for all stock-based awards to employees. SFAS No. 123 currently does not require an entity to adopt these provisions, but rather, permits continued application of APB Opinion No. 25. The Company has elected to continue accounting for its stock-based employee compensation plan under APB Opinion No. 25 and related interpretations. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, the Company currently records no compensation expense for its stock option awards. The Company recorded pretax compensation expense of $1.0 million and $1.7 million, respectively, for the three months and six months ended April 30, 2005 for restricted stock grants. There was no compensation expense recorded for restricted stock grants awarded during the same periods in fiscal 2004.

The compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. The following schedule reflects the pro forma impact on net income and earnings per common share of accounting for the Company’s stock option grants using the fair value method, which would result in the recognition of compensation expense over the vesting period for the fair value of stock option grants as computed using the Black-Scholes option-pricing model.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
	(in thousands, except per share data)
Reported net income	$10,732	$7,693	$21,454	$13,461
Add stock-based employee compensation expense included in reported net income, net of tax	619	—	1,078	—
Deduct stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,501)	(485)	(2,843)	(954)

Pro forma net income	$9,850	$7,208	$19,689	$12,507

Pro forma basic income per share	$0.48	$0.37	$0.96	$0.64

Pro forma diluted income per share	$0.47	$0.36	$0.94	$0.63

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share Based Payment (“SFAS No. 123(R)”), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123(R) requires that all stock-based payments to employees, including grants of employee stock options, be recognized as compensation expense in the financial statements based on their fair values. SFAS No. 123(R) also requires that tax benefits associated with these stock-based payments be classified as financing activities in the statement of cash flow rather than operating activities as currently permitted. SFAS No. 123(R) as issued will be effective for interim and annual periods beginning after June 15, 2005. However, on April 14, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS No. 123(R). The SEC’s new rule allows companies to implement SFAS No. 123(R) at the start of their fiscal year beginning after June 15, 2005. Accordingly, the Company will be required to apply SFAS No. 123(R) beginning in the first quarter of the fiscal year ending October 28, 2006. SFAS No. 123(R) offers alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use. Depending on the method the Company adopts to calculate stock-based compensation expense upon the adoption of SFAS No. 123(R), the pro forma disclosure above may not be indicative of the stock-based compensation expense to be recognized in annual periods beginning after June 15, 2005. The adoption of SFAS No. 123(R) is expected to have a material impact on the Company’s results of operations, but no effect to the Company’s financial statement position or cash flow.

NOTE 5 – NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The computations are as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
	(in thousands, except per share data)
Net income	$10,732	$7,693	$21,454	$13,461

Weighted average common shares outstanding	20,623	19,675	20,480	19,487
Common stock equivalents:
Stock options	346	245	356	257
Restricted stock awards	44	—	39	—
Convertible debt securities	—	—	—	—

Weighted average common shares outstanding, assuming dilution	21,013	19,920	20,875	19,744

Income per share:
Basic	$0.52	$0.39	$1.05	$0.69

Diluted	$0.51	$0.39	$1.03	$0.68

On November 16, 2004, the Company completed an offering of $180 million of 2.125% convertible senior subordinated notes due 2024 (“Convertible Notes”). Please refer to Note 6 below for additional discussion. Because the Convertible Notes have a net share settlement provision, if, in future reporting periods, the market price of the Company’s common stock is greater than the conversion price of approximately $40.14 per share, the Convertible Notes will be included on an “if converted” basis in the calculation of the Company’s fully diluted EPS. During the three month and six month periods ended April 30, 2005, the average market price of the Company’s common stock was less than the conversion price. Therefore, the Convertible Notes are not included on an “if converted” basis in the calculation of the Company’s fully diluted EPS.

NOTE 6 – CONVERTIBLE DEBT ISSUANCE

On November 16, 2004, the Company completed an offering of Convertible Notes due 2024. The use of proceeds related to the Convertible Notes as of April 30, 2005 were $4.6 million related to the cost associated with the issuance of the Convertible Notes and $27.2 million to pay the cash portion of the purchase price for Heritage Building Systems, Inc. (“HSI”), Steelbuilding.com, Inc. (“SI”) and the Company’s joint venture partner’s 49% interest in its manufacturing facility in Mexico. The Company plans to use the remaining net proceeds of the offering to finance future acquisitions and in the meantime has invested the remaining net proceeds in short-term debt securities or similar investments. If the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will, pursuant to the terms of the Company’s existing senior credit agreement, be applied towards the repayment of the outstanding balance on the Company’s senior term loan.

The Convertible Notes pay interest semi-annually at the rate of 2.125% per annum. The interest on these Convertible Notes is not deductible for income tax purposes thereby creating a permanent tax difference which is reflected in the Company’s effective tax rate. The Convertible Notes will be convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock at an initial conversion rate equivalent to 24.9121 shares of common stock per $1,000 principal amount of Convertible Notes, representing a conversion price of approximately $40.14 per common share. The Convertible Notes will be convertible only in specified circumstances relating to, among other things, the trading price of shares of the Company’s common stock during any calendar quarter exceeding 120% of the conversion price then in effect for specified periods of time, subject to certain exceptions, the trading price of the Convertible Notes being less than a specified percentage of the product of the closing price of the Company’s common stock and the applicable conversion rate for five consecutive trading days, the Convertible Notes having been called for redemption by the Company, and the occurrence of certain corporate transactions and designated events. In addition, a make whole premium will be payable in connection with conversions of Convertible Notes made in connection with certain designated events that occur on or prior to November 15, 2009. The Convertible Notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company will have the right to redeem the Convertible Notes beginning on November 20, 2009 at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any. Holders of the Convertible Notes will have the right to require the Company to repurchase all or some of their Convertible Notes on November 15, 2009, November 15, 2014 and November 15, 2019 at a repurchase price equal to par plus accrued and unpaid interest (including additional amounts), if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require the Company to purchase all or some of their Convertible Notes at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any and, in certain circumstances, a make whole premium.

NOTE 7 - ACQUISITIONS

On December 8, 2004, the Company purchased substantially all of the operating assets of HSI and SI affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to the Company by HSI and SI at the time of closing and $6 million in restricted NCI Common Stock (199,767 shares). The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the asset valuations of $8.7 million. The excess of cost over the fair value of the acquired assets was approximately $13 million. The $6 million in restricted NCI Common Stock relates to 10 year non-compete agreements which will be expensed by the Company ratably over the term of the agreements.

On December 13, 2004, the Company purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the fixed asset valuation of $2.6 million. The excess of cost over the fair value of the acquired assets was approximately $6 million.

Although the above acquisitions are subject to further purchase price allocation changes, management does not anticipate any material changes in the purchase price allocation.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

NOTE 8 – CONTINGENCIES

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

The Company discovered the existence of polychlorinated biphenyls and heavy metals at its Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. The Company has filed an application with the Texas Commission of Environmental quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company currently estimates that it will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. The Company has made a total accrual of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. The Company is, however, still in the process of conducting sampling activities, the results of which may require it to change its current work plan. Because cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because the Company is still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because the Company will need to work with both state and federal regulators to complete the investigation and remediation, the Company is not able to give assurance that actual costs will not exceed its estimate, perhaps significantly. The Company has a contractual indemnity by the immediate prior owner of the property, which it believes obligates that party to reimburse its response costs with respect to this condition. The Company has brought suit against the prior owner asserting this indemnity, and that party has disputed liability. The Company has also joined other potentially responsible parties in the litigation and against which the Company is seeking contribution and/or indemnification. However, it is possible that the Company’s efforts to obtain reimbursement of its response costs at this site may not be successful or may not prove to be cost effective for it. The Company has not recorded any receivables for potential reimbursements from third parties.

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its petition, the Company asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. The Company also asked the court to declare that it could terminate a stream of payments totaling approximately $3.6 million over a period of ten years to and/or for the benefit of Mr. Schulte because he has violated these covenants.

The Company was notified during the first quarter of 2005 by the Internal Revenue Service of its intent to examine the income tax return for its 2003 fiscal year. Management does not believe that the results of this examination will have a material impact on the Company’s results of operations.

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning the Company’s expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, the Company’s forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. The Company has based its forward-looking statements on its management’s beliefs and assumptions based on information available to the Company’s management at the time the statements are made. The Company cautions that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, the Company cannot give assurance that actual results will not differ materially from those expressed or implied by the Company’s forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material pricing;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry; and

•	other risks detailed under the caption “Risk Factors” in the Company’s Annual Report on Form 10-K as filed with the SEC.

The Company expressly disclaims any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

OVERVIEW

NCI Building Systems, Inc. is one of North America’s largest integrated manufacturers and marketers of products for the non-residential construction industry. The Company designs, manufactures and markets metal components and engineered building systems and provides metal coil coating services primarily for non-residential construction use. It manufactures and distributes extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. The Company sells its products for both new construction and repair and retrofit applications.

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

One of the primary challenges facing the Company both short and long-term is the volatility in the price of steel, the primary raw material used by the Company. Steel represents approximately 70% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel. The steel industry is cyclical in nature and steel prices are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during the Company’s fourth fiscal quarter and largely stabilized during the second fiscal quarter of 2005. Based upon the Company’s sales for the first half of fiscal 2005, it expects that sales for the remainder of the fiscal year will follow historical seasonal patterns with sales increasing in the third and fourth quarters.

In assessing the state of the metal construction market, the Company relies upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group which the Company looks to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. For the first six months of fiscal 2005, McGraw-Hill’s Dodge Report square footage was off 6.9% from the same period in the prior year. MBMA, which does not include all industry participants, reported a 9.3% decline in tons shipped for January through March compared to the same period in the previous year. While acknowledging the lower level of activity in the non-residential sector, Dodge is forecasting growth for calendar year 2005 of 3%. This forecast means the sector must have substantial growth during the last eight months of the calendar year to overcome this slow start.

Inventory decreased 9% to $126.0 million at April 30, 2005 from $138.4 million at October 30, 2004 primarily due to the reduction in purchases. Although the inventory levels may not decline to the historical levels when consignment programs were in place, the Company is continuing to actively manage its inventory requirements. During the remaining half of fiscal 2005, inventory is expected to increase slightly to meet higher seasonal demand but is expected to end the year between current levels and approximately $120.0 million.

During the first six months of fiscal 2005, the Company continued to position itself to execute its internal and external growth strategy by issuing $180 million aggregate principal amount of 2.125% convertible senior subordinated notes (“Convertible Notes”) in November 2004. In December 2004, the Company completed the acquisitions of Heritage Building Systems (“HSI”) and Steelbuilding.com (“SI”) in an effort to increase its retail sales and the buyout of its joint venture partner’s 49% interest in its Mexico operations to give the Company more control and flexibility of that business. The Company is currently engaged in a thorough analysis of its markets to evaluate potential acquisitions and is working with an investment banking team to assist it in this process.

RESULTS OF OPERATIONS

The Company has divided its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of building components provided by the metal components segment to the engineered building systems segment, structural framing provided to the metal components segment by the engineered building systems segment, and hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both of the other segments. The Company is not dependent on any one customer or group of customers. Substantially all of the Company’s sales are made within the United States. Steel represents approximately 70% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 30, 2005		May 1, 2004		April 30, 2005		May 1, 2004
	(in thousands, except for percentages)				(in thousands, except for percentages)
		%		%		%		%
Sales:
Metal components	$131,859	53	$144,411	57	$262,120	53	$262,789	56
Engineered building systems	93,465	37	78,937	31	181,914	37	145,816	31
Metal coil coating	25,247	10	31,338	12	51,776	10	61,487	13
Intersegment sales	54,477	22	42,280	17	100,281	20	75,441	16
Eliminations	(54,477)	(22)	(42,280)	(17)	(100,281)	(20)	(75,441)	(16)

Total sales	$250,571	100	$254,686	100	$495,810	100	$470,092	100

Operating income:
Metal components	$18,125	14	$18,054	13	$35,112	13	$29,296	11
Engineered building systems	8,864	9	432	1	16,107	9	4,517	3
Metal coil coating	3,622	14	7,128	23	8,107	16	13,054	21
Corporate	(10,500)	—	(8,664)	—	(19,125)	—	(15,971)	—

Total operating income (% of sales)	$20,111	8	$16,950	7	$40,201	8	$30,896	7

					April 30, 2005		October 30, 2004
Total assets:
Metal components					$342,289	36	$323,026	41
Engineered building systems					227,953	24	219,849	28
Metal coil coating					166,919	17	196,762	25
Corporate					215,452	23	43,220	6

Total assets					$952,613	100	$782,857	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED APRIL 30, 2005 COMPARED TO FISCAL THREE MONTHS ENDED MAY 1, 2004

Consolidated sales for the three months ended April 30, 2005 were $250.6 million, down 2%, compared with $254.7 million for the three months ended May 1, 2004. The slight consolidated sales decline was due to 9% and 19% decreases in sales in the metal components and metal coil coating segments, respectively, offset by an 18% increase in sales in the engineered building systems segment. The engineered building systems segment’s backlog at April 30, 2005 was $195.6 million compared to $170.4 million at the end of the first quarter of fiscal 2005 and $146.1 million at the end of fiscal 2004. Intersegment sales represent products and services provided among the three segments for metal components, engineered building systems and metal coil coating and were $20.3 million, $5.2 million and $29.0 million, respectively, for the three months ended April 30, 2005.

Metal Components sales decreased 9%, to $131.9 million, in the three months ended April 30, 2005 compared to $144.4 million in the prior year’s period. This $12.5 million decrease was primarily attributable to customers ordering in advance of announced selling price increases last fiscal year and a more competitive market in fiscal 2005 for non-residential construction including repairs and retrofit applications. Metal components accounted for 53% of total consolidated sales in the three months ended April 30, 2005 compared to 57% in the three months ended May 1, 2004.

Operating income of the metal components segment was $18.1 million in the three months ended April 30, 2005, unchanged from the second quarter of fiscal 2004. The reduction in volumes sold by the segment was offset by improved efficiencies and margins with a decrease in selling and administrative expenses. As a percentage of segment sales, operating income in the three months ended April 30, 2005 was 14% compared to 13% in the three months ended May 1, 2004.

Engineered Building Systems sales were $93.5 million for the three months ended April 30, 2005 compared with $78.9 million for the prior year’s period, representing an 18% increase primarily attributable to higher prices compared to the second quarter of fiscal 2004. Engineered building systems accounted for 37% of total consolidated sales in the three months ended April 30, 2005 compared to 31% in the three months ended May 1, 2004.

Operating income of the engineered building systems segment increased in the three months ended April 30, 2005 to $8.9 million, compared to $0.4 million in the prior year. This $8.5 million increase resulted from an $8.1 million increase in gross profit attributable to the Company being able to adjust its prices to compensate for higher steel prices, as well as a $0.4 million decrease in selling and administrative expenses. As a percentage of segment sales, operating income in the three months ended April 30, 2005 was 9% compared to 1% in the three months ended May 1, 2004.

Metal Coil Coating sales decreased 19%, to $25.2 million, in the three months ended April 30, 2005 compared to $31.3 million in the prior year. This was primarily attributable to shifting production capacity to internal uses for the metal components and engineered building systems segments. Intersegment sales increased 19% to $29.0 million for the three months ended April 30, 2005 compared to $24.4 million in the prior year’s period. Metal coil coating accounted for 10% of total consolidated sales in the three months ended April 30, 2005 compared to 12% in the three months ended May 1, 2004.

Operating income of the metal coil coating segment decreased by 49%, to $3.6 million, compared to $7.1 million in the prior year. This $3.5 million decrease was primarily due to a decrease in gross profit As a percentage of segment sales, operating income in the three months ended April 30, 2005 was 14% compared to 23% in the three months ended May 1, 2004.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased 2% to $41.4 million, in the three months ended April 30, 2005 compared to $40.7 million in the prior year’s period. This $0.7 million increase consists primarily of expenses associated with HSI and SI ($2.4 million) which were acquired during the year and compensation expense associated with restricted stock grants ($1.0 million), offset by lower bad debt expense ($2.0 million) as the Company collected over $7.0 million of past due trade receivables during the quarter, a reduction of expenses related to general liability insurance ($1.1 million) resulting from lower claims and case settlements during the quarter, and all other ($0.4 million). As a percentage of total consolidated sales, selling, general and administrative expenses for the three months ended April 30, 2005 were 17% compared to 16% in the three months ended May 1, 2004.

Consolidated interest expense for the three months ended April 30, 2005 decreased by 17%, to $3.6 million compared to $4.3 million for the prior year’s period. This decrease was primarily due to the lower interest rate attributable to the 2.125% convertible senior subordinated notes as compared to the 9.25% senior subordinated notes that were outstanding in fiscal 2004 but were redeemed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for the three months ended April 30, 2005 increased 36%, to $7.1 million compared to $5.3 million for the prior year’s period due to a 38% increase in pre tax earnings for the same period. The effective tax rate for the three months ended April 30, 2005 was 40.0%. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the three month period was due to state and local income taxes, unbenefitted foreign losses, and certain expenses that are not deductible for federal tax purposes including non-deductible interest expense on the $180 million aggregate principal amount of 2.125% convertible senior subordinated notes.

FISCAL SIX MONTHS ENDED APRIL 30, 2005 COMPARED TO FISCAL SIX MONTHS ENDED MAY 1, 2004

Consolidated sales for the six months ended April 30, 2005 were $495.8 million compared with $470.1 million for the first six months of fiscal year 2004. Sales were up 5% due to a 25% increase in the engineered building systems segment offset by a 16% decrease in sales in the metal coil coating segment. Sales for the metal components segment were flat compared to last year. Intersegment sales represent products and services provided among the three segments for metal components, engineered building systems and metal coil coating and were $35.8 million, $9.3 million and $55.2 million, respectively, for the six months ended April 30, 2005.

Metal Components sales were down slightly to $262.1 million in the six months ended April 30, 2005 compared to $262.8 million in the prior year’s period. This reduction is primarily attributable to higher sales in the 2004 period, as customers bought in advance of record steel price increases. Metal components accounted for 53% of total consolidated sales in the six months ended April 30, 2005 compared to 56% in the six months ended May 1, 2004.

Operating income of the metal components segment increased 20% in the six months ended April 30, 2005 to $35.1 million compared to $29.3 million in the prior year. Of this $5.8 million increase, $5.0 million resulted from an increase in gross profit and $0.8 million from a decrease in selling and administrative expenses. As a percentage of segment sales, operating income in the six months ended April 30, 2005 was 13% compared to 11% in the six months ended May 1, 2004.

Engineered Building Systems sales were $181.9 million for the six months ended April 30, 2005 compared with $145.8 million for the prior year’s period, representing a 25% increase primarily attributable to higher prices compared to the first half of fiscal 2004. Engineered building systems accounted for 37% of total consolidated sales in the six months ended April 30, 2005 compared to 31% in the six months ended May 1, 2004.

Operating income of the engineered building systems segment increased in the six months ended April 30, 2005 by 257%, to $16.1 million, compared to $4.5 million in the prior year. This $11.6 million increase resulted from a $12.5 million increase in gross profit offset by a $0.9 million increase in selling and administrative expenses. As a percentage of segment sales, operating income in the six months ended April 30, 2005 was 9% compared to 3% in the six months ended May 1, 2004.

Metal Coil Coating sales decreased 16%, to $51.8 million, in the six months ended April 30, 2005 compared to $61.5 million in the prior year. This was primarily attributable to shifting production capacity to internal uses for the metal components and engineered building systems segments. Intersegment sales increased 29% to $55.2 million for the six months ended April 30, 2005 compared to $42.8 million in the prior year’s period. Metal coil coating accounted for 10% of total consolidated sales in the six months ended April 30, 2005 compared to 13% in the six months ended May 1, 2004.

Operating income of the metal coil coaters segment decreased by 38% to $8.1 million, compared to $13.1 million in the prior year. Of this $5.0 million decrease, $5.1 million resulted from a decrease in gross profit offset by a $0.1 million decrease in selling and administrative expenses. As a percentage of segment sales, operating income in the six months ended April 30, 2005 was 16% compared to 21% in the six months ended May 1, 2004.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased 4% to $80.1 million, in the six months ended April 30, 2005 compared to $76.9 million in the prior year’s period. This $3.2 million increase consists primarily of expenses associated with HSI and SI ($3.2 million) which were acquired during the year, higher accrual for employee bonuses and commissions ($1.9 million) and compensation expense associated with restricted stock grants ($1.7 million), offset by lower health care costs ($2.1 million) related to more favorable medical group claims experienced than previously estimated, bad debt expense ($1.4 million) as the Company had improved collections during the year, and all other ($0.1 million). As a percentage of total consolidated sales, selling, general and administrative expenses for the six months ended April 30, 2005 and May 1, 2004 were 16%.

Consolidated interest expense for the six months ended April 30, 2005 decreased by 24%, to $6.7 million compared to $8.9 million for the prior year’s period. This decrease was primarily due to the lower interest rate attributable to the 2.125% convertible senior subordinated notes as compared to the 9.25% senior subordinated notes that were outstanding in fiscal 2004 but were redeemed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for the six months ended April 30, 2005 increased 56%, to $14.5 million compared to $9.3 million for the prior year’s period. The effective tax rate for the six months ended April 30, 2005 was 40.3%. The difference between federal income taxes computed at the federal statutory rate and reported income taxes for the six month period was due to state and local income taxes, unbenefitted foreign losses, and certain expenses that are not deductible for federal tax purposes including non-deductible interest expense on the $180 million aggregate principal amount of 2.125% convertible senior subordinated notes.

The Company was notified during the first quarter of 2005 by the Internal Revenue Service of its intent to examine the income tax return for its 2003 fiscal year. Management does not believe that the results of this examination will have a material impact on the Company’s results of operations.

ACQUISITIONS

On December 8, 2004, the Company purchased substantially all of the operating assets of HSI and SI affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to the Company by HSI and SI at the time of closing and $6 million in restricted NCI Common Stock (199,767 shares). The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the asset valuations of $8.7 million. The excess of cost over the fair value of the acquired assets was approximately $13 million. The $6 million in restricted NCI Common Stock relates to 10 year non-compete agreements which will be expensed by the Company ratably over the term of the agreements.

On December 13, 2004, the Company purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the fixed asset valuation of $2.6 million. The excess of cost over the fair value of the acquired assets was approximately $6 million.

Although the above acquisitions are subject to further purchase price allocation changes, management does not anticipate any material changes in the purchase price allocation.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

LIQUIDITY AND CAPITAL RESOURCES

General

On April 30, 2005, the Company had cash and cash equivalents of $177.7 million as compared to $8.2 million at October 30, 2004. The increase in cash resulted primarily from the issuance of Convertible Notes due 2024. During the first six months of fiscal 2005, the Company generated cash flow from operations of $47.5 million. The net proceeds from the debt offering, were used to acquire (i) HSI and SI and (ii) the Company’s joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico. Cash used for these acquisitions was $17.2 million, which includes a $4.6 million contingent payment obligation owed to the sellers paid in the second quarter of 2005, and $10.0 million, respectively. Capital expenditures were $7.8 million, and the Company repaid $22.7 million in debt under the Company’s senior credit facility.

The Company invests its excess cash in A-1 P-1 Commercial Paper with maturities not to exceed 30 days.

Debt

On June 18, 2004, the Company completed a $325 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full its then existing credit facility and redeem its $125 million of senior subordinated notes due 2009. The current facility includes a $125 million (no outstanding balance at April 30, 2005), five-year revolving loan maturing on June 18, 2009 and a $200 million six-year term loan maturing on June 18, 2010. The term loan requires mandatory payments of $0.5 million each quarter beginning in November 2004 with the balance due at maturity.

In November 2004, the Company paid the $0.5 million quarterly payment required under the terms of the senior credit facility. On December 1, 2004, the Company prepaid four quarterly payments totaling $2.0 million and prepaid $3.0 million to be applied to the final payment due June 18, 2010. In February 2005, the Company paid the required $0.5 million quarterly payment. The outstanding balance of the term loan at April 30, 2005 was $194.0 million.

Loans on the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate plus a margin that fluctuates based on the Company’s leverage ratio and ranges from .25% to 1.25% on the revolving loan and 1.0% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.25% to 2.25% on the revolving loan and 2.00% on the term loan. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving loan and a margin of 1% on base rate loans and 2% on LIBOR loans under the term loan during the third quarter of fiscal 2005.

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

At April 30, 2005, the Company’s leverage ratio was 2.73 to 1, its interest coverage ratio was 11.43 to 1, its senior debt ratio was 1.44 to 1, and the Company was in compliance with all of the ratio requirements in its senior credit facility. The senior credit facility also limits the amount of permitted spending for capital additions ($30 million per year), the disposition of assets and the amount of investments and other indebtedness. The Company also was in compliance with all of these limits at April 30, 2005.

The senior credit facility limits the Company’s ability to pay cash dividends and repurchase capital stock. Under the terms of the senior credit facility, the Company had available approximately $18 million to use for those purposes at April 30, 2005.

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

At April 30, 2005, the Company had approximately $118 million in unused borrowing capacity (net of letters of credit outstanding of approximately $7 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

On November 16, 2004, the Company completed an offering of Convertible Notes due 2024. The use of proceeds related to the Convertible Notes as of April 30, 2005 were $4.6 million related to the cost associated with the issuance of the Convertible Notes and $27.2 million to pay the cash portion of the purchase price for HSI, SI and the Company’s joint venture partner’s 49% interest in its manufacturing facility in Mexico. The Company plans to use the remaining net proceeds of the offering to finance future acquisitions and in the meantime has invested the remaining net proceeds in short-term debt securities or similar investments. If the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will, pursuant to the terms of the Company’s existing senior credit agreement, be applied towards the repayment of the outstanding balance on the Company’s senior term loan.

The Convertible Notes pay interest semi-annually at the rate of 2.125% per annum. The interest on these Convertible Notes is not deductible for income tax purposes thereby creating a permanent tax difference which is reflected in the Company’s effective tax rate. The Convertible Notes will be convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock at an initial conversion rate equivalent to 24.9121 shares of common stock per $1,000 principal amount of Convertible Notes, representing a conversion price of approximately $40.14 per common share. The Convertible Notes will be convertible only in specified circumstances relating to, among other things, the trading price of shares of the Company’s common stock during any calendar quarter exceeding 120% of the conversion price then in effect for specified periods of time, subject to certain exceptions, the trading price of the Convertible Notes being less than a specified percentage of the product of the closing price of the Company’s common stock and the applicable conversion rate for five consecutive trading days, the Convertible Notes having been called for redemption by the Company, and the occurrence of certain corporate transactions and designated events. In addition, a make whole premium will be payable in connection with conversions of Convertible Notes made in connection with certain designated events that occur on or prior to November 15, 2009. The Convertible Notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company will have the right to redeem the Convertible Notes beginning on November 20, 2009 at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any. Holders of the Convertible Notes will have the right to require the Company to repurchase all or some of their Convertible Notes on November 15, 2009, November 15, 2014 and November 15, 2019 at a repurchase price equal to par plus accrued and unpaid interest (including additional amounts), if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require the Company to purchase all or some of their Convertible Notes at a redemption price equal to par plus accrued and unpaid interest (including additional amounts), if any and, in certain circumstances, a make whole premium.

Capital Expenditures

During the first six months of fiscal 2005, the Company incurred $7.8 million related to capital expenditures. The remaining budgeted amount for fiscal 2005 is approximately $19 million.

OFF-BALANCE SHEET ARRANGEMENTS

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. At April 30, 2005, the Company was not involved in any unconsolidated SPE transactions.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

The Company is subject to market risk exposure related to changes in its material cost. Steel constituted approximately 70% of the Company’s cost of sales. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant pricing increases in the steel industry, which in many cases have resulted in up to 100% higher costs. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reason to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, in the event of continued rapid steel price increases, the Company may not be able to pass on such increases or they may result in project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Additionally, a rapid decline in steel prices could affect the Company’s performance. Any of these problems could adversely affect the Company’s financial condition and results of operations.

Interest Rates

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at a pre-agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 30, 2005, the Company had $194.0 million outstanding under its senior credit facilities. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties.

Foreign Currency Exchange Rates

The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains (losses) for the three and six month periods ended April 30, 2005 were ($9.4 thousand) and $5.2 thousand, respectively, and for the three and six month periods ended May 1, 2004 were ($25.0 thousand) and ($103.9 thousand), respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon this evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the second quarter of fiscal 2005, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

The Company discovered the existence of polychlorinated biphenyls and heavy metals at its Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. The Company has filed an application with the Texas Commission of Environmental quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company currently estimates that it will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. The Company has made a total accrual of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. The Company is, however, still in the process of conducting sampling activities, the results of which may require it to change its current work plan. Because cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because the Company is still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because the Company will need to work with both state and federal regulators to complete the investigation and remediation, the Company is not able to give assurance that actual costs will not exceed its estimate, perhaps significantly. The Company has a contractual indemnity by the immediate prior owner of the property, which it believes obligates that party to reimburse its response costs with respect to this condition. The Company has brought suit against the prior owner asserting this indemnity, and that party has disputed liability. The Company has also joined other potentially responsible parties in the litigation and against which the Company is seeking contribution and/or indemnification. However, it is possible that the Company’s efforts to obtain reimbursement of its response costs at this site may not be successful or may not prove to be cost effective for it. The Company has not recorded any receivables for potential reimbursements from third parties.

On September 8, 2004, the Company filed suit in the 280th Judicial District Court of Harris County, Texas against Johnie Schulte, its former President and CEO, because it believes he is violating covenants he has with the Company prohibiting him from using or divulging its confidential information, soliciting its employees to leave the Company’s employment, and competing with the Company. In its petition, the Company asked the court to rule that the covenants made by Mr. Schulte are enforceable and to enjoin Mr. Schulte from further violations. Prior to filing the lawsuit, the Company conducted an investigation in an effort to determine whether Mr. Schulte was in violation of the restrictive covenants. The Company also asked the court to declare that it could terminate a stream of payments totaling approximately $3.6 million over a period of ten years to and/or for the benefit of Mr. Schulte because he has violated these covenants.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on Friday, March 11, 2005. The number of shares present in person and/or by proxy at such meeting was 18,756,887 representing 91% of the 20,611,449 shares of common stock issued and outstanding on January 10, 2005, which was the record date for the determination of the stockholders entitled to vote at the meeting. At the Annual Meeting, the stockholders of the Company (i) elected three Class III directors to serve until the annual meeting of stockholders to be held in 2008 and one Class I director to serve until the annual meeting of stockholders to be held in 2006 and (ii) approved the 2003 Long-Term Stock Incentive Plan, as amended and restated. Of the 18,756,887 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominee	Votes Cast For Nominee	Votes Withheld From Nominee
Class III:
Norman C. Chambers	18,433,559	323,328
William D. Breedlove	18,433,234	323,653
Philip J. Hawk	18,432,463	324,424

Class I:
John K. Sterling	18,296,383	460,504

In addition to Messrs. Chambers, Breedlove, Hawk and Sterling, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: A.R. Ginn, W.B. Pieper, Gary L. Forbes, Max L. Lukens and George Martinez.

The stockholders of the Company approved the 2003 Long-Term Stock Incentive Plan, as amended and restated by the following vote:

For	Against	Abstain	Broker Non-Votes
12,457,313	4,814,861	167,170	1,317,543

Item 6. Exhibits

Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through May 30, 2002 (filed as Exhibit 3.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

4.1	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

*12.1	Computation of ratios of earnings to fixed changes

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 9, 2005	By:	/s/ Frances R. Powell
Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

12.1	Computation of ratios of earnings to fixed charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)