Form 10-Q
period 2005-07-30
NCI BUILDING SYSTEMS INC
filed 2005-09-08
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—21,204,495 shares as of August 31, 2005

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2005	October 30, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$195,085	$8,222
Accounts receivable, net	96,062	108,869
Inventories	110,753	138,363
Deferred income taxes	13,352	12,873
Prepaid expenses	3,744	6,491

Total current assets	418,996	274,818

Property, plant and equipment, net	186,997	185,687

Goodwill	337,244	318,247
Other assets	21,417	4,105

Total assets	$964,654	$782,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	40,374	57,569
Accrued compensation and benefits	28,648	41,007
Accrued interest	3,447	980
Other accrued expenses	36,511	46,025

Total current liabilities	110,980	147,581

Long-term debt	371,500	214,700
Deferred income taxes	23,942	19,399

Total long-term liabilities	395,442	234,099

Stockholders’ equity:
Common stock	211	204
Additional paid-in capital	162,339	134,210
Retained earnings	309,521	273,378
Unearned portion of restricted stock compensation	(13,836)	(6,612)
Treasury stock	(3)	(3)

Total stockholders’ equity	458,232	401,177

Total liabilities and stockholders’ equity	$964,654	$782,857

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Fiscal Three Months Ended
	July 30, 2005	July 31, 2004
Sales	$292,734	$295,814
Cost of sales	221,572	227,578

Gross profit	71,162	68,236
Selling, general and administrative expenses	44,130	40,727

Income from operations	27,032	27,509
Interest expense	(3,993)	(3,736)
Loss on debt refinancing	—	(9,879)
Other income, net	1,737	1,184

Income before income taxes	24,776	15,078
Provision for income taxes	10,087	6,683

Net income	$14,689	$8,395

Earnings per share:
Basic	$0.71	$0.42

Diluted	$0.70	$0.41

Weighted average shares outstanding:
Basic	20,738	19,937
Diluted	21,012	20,236

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Fiscal Nine Months Ended
	July 30, 2005	July 31, 2004
Sales	$788,544	$765,906
Cost of sales	597,113	589,835

Gross profit	191,431	176,071
Selling, general and administrative expenses	124,198	117,666

Income from operations	67,233	58,405
Interest expense	(10,712)	(12,618)
Loss on debt refinancing	—	(9,879)
Other income, net	4,191	1,939

Income before income taxes	60,712	37,847
Provision for income taxes	24,569	15,991

Net income	$36,143	$21,856

Earnings per share:
Basic	$1.76	$1.11

Diluted	$1.73	$1.09

Weighted average shares outstanding:
Basic	20,565	19,589
Diluted	20,919	19,863

See accompanying notes to condensed consolidated financial statements

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Fiscal Nine Months Ended
	July 30, 2005	July 31, 2004
Cash flows from operating activities:
Net income	$36,143	$21,856
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt refinancing	—	9,879
Depreciation and amortization	18,115	17,209
Loss on sale of fixed assets	135	156
Provision for doubtful accounts	27	2,026
Deferred income taxes	3,612	(170)
Changes in working capital, net of acquisitions:
Current assets	54,082	(73,210)
Current liabilities	(41,936)	46,128

Net cash provided by operating activities	70,178	23,874

Cash flows from investing activities:
Acquisitions	(27,145)	—
Capital expenditures	(14,555)	(6,715)
Proceeds from sale of fixed assets	1,580	558
Other	(162)	1,729

Net cash used in investing activities	(40,282)	(4,428)

Cash flows from financing activities:
Proceeds from stock options exercised	4,957	15,988
Issuance of convertible debt	180,000	—
Net borrowings (payments) on revolving lines of credit	(16,700)	10,600
Borrowing of long-term debt	—	200,000
Payments on long-term debt	(6,500)	(243,750)
Payment of financing costs	(4,790)	(8,060)

Net cash provided by (used in) financing activities	156,967	(25,222)

Net increase (decrease) in cash and cash equivalents	186,863	(5,776)
Cash and cash equivalents at beginning of period	8,222	14,204

Cash and cash equivalents at end of period	$195,085	$8,428

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist only of normal recurring entries, except as otherwise disclosed, considered necessary for a fair presentation have been included. Operating results for the fiscal three- and nine-month periods ended July 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2005. Among the factors that could cause actual results to differ materially are industry cyclicality, seasonality and steel prices.

For accounting purposes, NCI Building Systems, Inc. (together with its subsidiaries, the “Company”) uses a four-four-five week calendar each quarter with year end on the Saturday closest to October 31.

The Company has no other comprehensive income for the periods presented. The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 filed with the Securities and Exchange Commission.

NOTE 2 – INVENTORIES

The components of inventory are as follows (in thousands):

	July 30, 2005	October 30, 2004
Raw materials	$80,051	$103,411
Work in process and finished goods	30,702	34,952

	$110,753	$138,363

NOTE 3 – BUSINESS SEGMENTS

The Company has aggregated its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided to the metal components segment by the engineered building systems segment and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both of the engineered building systems and metal components segments. The Company is not dependent on any one customer or group of customers. Substantially all of the Company’s sales are made within the United States. Steel represents approximately 75% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
		%		%		%		%
Sales:
Metal components	$151,298	52	$153,975	52	$413,418	52	$416,764	54
Engineered building systems	115,018	39	113,714	38	296,932	38	259,530	34
Metal coil coating	26,418	9	28,125	10	78,194	10	89,612	12
Intersegment sales	59,716	20	62,604	21	159,997	20	138,045	18
Eliminations	(59,716)	(20)	(62,604)	(21)	(159,997)	(20)	(138,045)	(18)

Total sales	$292,734	100	$295,814	100	$788,544	100	$765,906	100

Operating income:
Metal components	$18,945	13	$20,889	14	$54,057	13	$50,185	12
Engineered building systems	13,572	12	8,218	7	29,679	10	12,735	5
Metal coil coating	3,430	13	7,568	27	11,537	15	20,622	23
Corporate	(8,915)	—	(9,166)	—	(28,040)	—	(25,137)	—

Total operating income (% of sales)	$27,032	9	$27,509	9	$67,233	9	$58,405	8
Unallocated other expense	2,256		12,431		6,521		20,558

Income before income taxes	$24,776		$15,078		$60,712		$37,847

					July 30, 2005		October 30, 2004
Total assets:
Metal components					$341,198	35	$323,026	41
Engineered building systems					229,836	24	219,849	28
Metal coil coating					162,718	17	196,762	25
Corporate					230,902	24	43,220	6

Total assets					$964,654	100	$782,857	100

NOTE 4 – STOCK INCENTIVE PLANS

The Company’s 2003 Long-Term Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, performance share awards and phantom stock awards. All stock options have a ten-year term and have been granted at an exercise price that equals market price as of the date of grant. Restricted stock generally vests over four years, although certain restricted stock awards granted by the compensation committee of the board of directors vest over substantially longer periods.

The Company accounts for stock-based employee compensation using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Alternatively, under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, employee stock-based compensation is recognized over the vesting period based on the fair value of the underlying awards on the date of grant. SFAS 123 currently does not require an entity to adopt these provisions, but rather, permits continued application of APB 25. The Company has elected to continue accounting for its stock-based compensation under APB 25 and related interpretations. The fair value of the stock options is determined using the Black-Scholes option pricing model. Since the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, the Company currently records no compensation expense for its stock option awards.

Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value-based method. The Company recorded pretax compensation expense relating to restricted stock awards of $0.8 million and $0.3 million, respectively, for the three months ended July 30, 2005 and July 31, 2004, respectively, and $2.5 million and $0.3 million for the nine months ended July 30, 2005 and July 31, 2004, respectively.

If compensation expense for grants to employees under the Company’s long-term incentive plans was recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts below (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Reported net income	$14,689	$8,395	$36,143	$21,856
Add back: Stock-based employee compensation expense included in reported net income, net of tax	548	219	1,626	219
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(1,433)	(1,008)	(4,276)	(1,957)

Pro forma net income	$13,804	$7,606	$33,493	$20,118

Basic Earnings Per Share
As Reported	$0.71	$0.42	$1.76	$1.11

Pro Forma	$0.67	$0.38	$1.63	$1.02

Diluted Earnings Per Share
As Reported	$0.70	$0.41	$1.73	$1.09

Pro Forma	$0.66	$0.37	$1.60	$1.01

In December 2004, the FASB issued SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. While the approach in SFAS 123(R) is similar to the approach described in SFAS 123, SFAS 123(R) requires recognition in the income statement of all share-based payments, including grants of employee stock options, based on their fair values, and pro forma disclosure is no longer an alternative. The SEC has deferred the implementation date, and the Company is now required to adopt SFAS 123(R) no later than the beginning of its first fiscal quarter of 2006, which is October 30, 2005.

SFAS 123(R) permits adoption using one of two methods, a modified prospective method (“Prospective Method”) or a modified retrospective method (“Retrospective Method”). With the Prospective Method, costs are recognized beginning with the effective date based on the requirements of SFAS 123(R) for (i) all share-based payments granted after the effective date of SFAS 123(R), and (ii) all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. The Retrospective Method applies the requirements of the Prospective Method but further permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures.

Although the Company plans to adopt SFAS 123(R) effective October 30, 2005, it has not yet determined which method it will use. The Company currently uses the Black-Scholes formula to estimate the value of stock options granted to employees, which is an acceptable share-based valuation model, and expects to continue using this model upon adoption of SFAS 123(R). If the Company adopts SFAS 123(R) using the Prospective Method, there would be no impact on its consolidated financial position, results of operations or cash flows at the time of adoption. If the Company adopts using the Retrospective Method, the impact of those amounts would approximate the amounts described in its pro forma net income and earnings per share disclosure above. In addition to the compensation cost recognition requirements, SFAS 123(R) also requires the tax deduction benefits for an award in excess of recognized compensation cost be reported as a financing cash flow rather than as an operating cash flow, which is currently required under SFAS 95. Management expects adoption of SFAS 123(R) to have a significant impact on the Company’s results of operations but does not expect adoption of this statement to have any effect on the Company’s financial position or cash flows.

NOTE 5 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Numerator for Basic and Diluted Earnings Per Share
Net income	$14,689	$8,395	$36,143	$21,856

Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding	20,738	19,937	20,565	19,589
Common stock equivalents:
Stock options	261	283	323	266
Unvested restricted stock awards	13	16	31	8

Weighted average common shares outstanding, assuming dilution	21,012	20,236	20,919	19,863

Earnings per share:
Basic	$0.71	$0.42	$1.76	$1.11

Diluted	$0.70	$0.41	$1.73	$1.09

In November 2004, the Company completed an offering of Convertible Notes as defined below (see Note 6). Shares of common stock subject to issuance pursuant to the conversion features of the Convertible Notes are not included in the calculation of adjusted weighted-average shares and assumed conversions for diluted earnings per share because the effect of including those shares is anti-dilutive for the three- and nine-month periods ended July 30, 2005.

NOTE 6 – CONVERTIBLE DEBT ISSUANCE

In November 2004, the Company completed an offering of $180.0 million aggregate principal amount of 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes” or the “Notes”) with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in the Company’s effective tax rate. The Notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company has the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require the Company to repurchase the notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require the Company to purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We may pay the repurchase price in cash subject to limitations imposed by the Company’s existing or future senior credit agreements. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met. At July 30, 2005, $180.0 million principal amount of these notes was outstanding.

Through July 30, 2005, the Company utilized proceeds from the Convertible Notes to pay $4.7 million in costs associated with the issuance of the Convertible Notes and to pay the $27.2 million cash portion of the purchase price of the acquisitions that occurred during the first quarter of 2005 (see Note 7). The Company plans to use the remaining net proceeds of the offering to finance future acquisitions. The remaining net proceeds have been invested in short-term debt securities or similar investments. Pursuant to the terms of the Company’s existing senior credit agreement, if the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will be applied towards the repayment of the outstanding balance on the Company’s senior term loan. At July 30, 2005, unapplied cash from the Convertible Notes was $157.6 million.

NOTE 7 - ACQUISITIONS

In December 2004, the Company purchased substantially all of the operating assets of Heritage Building Systems, Inc. (“HSI”) and Steelbuilding.com, Inc. (“SI”), affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to the Company by HSI and SI at the time of closing and approximately $6.4 million in restricted NCI common stock (199,767 shares). The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the tangible asset valuations of $8.7 million. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $13.0 million. The $6.4 million in restricted NCI common stock relates to up to 10-year non-compete agreements with certain of the sellers of HSI and SI. The Company will expense the approximate $6.4 million in restricted stock ratably over the term of the agreements.

In December 2004, the Company also purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10.0 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the fixed asset valuation of $2.6 million. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $6.0 million.

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

The Company discovered the existence of polychlorinated biphenyls and heavy metals at its Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. The Company has filed an application with the Texas Commission of Environmental quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, the Company currently estimates that it will spend approximately $2.5 million to remediate this site, which includes future environmental consulting fees, oversight expenses and additional testing expenses. The Company has made a total accrual of $2.5 million ($1.5 million and $1.0 million in fiscal 2003 and 2004, respectively) to cover the estimated anticipated costs of remediation of these environmental issues. Because cleanup has not yet started and is expected to be a very complex process that may require changes in the current plan as the work progresses, because the Company is still in discussions with TCEQ as to the extent of additional investigation that needs to be performed to fully delineate the issues, and because the Company will need to work with both state and federal regulators to complete the investigation and remediation, the Company is not able to give assurance that actual costs will not exceed its estimate, perhaps significantly. The Company has a contractual indemnity by the immediate prior owner of the property, which it believes obligates that party to reimburse its response costs with respect to this condition. The Company has brought suit against the prior owner asserting this indemnity, and that party has disputed liability. The Company has also joined other potentially responsible parties in the litigation and against which the Company is seeking contribution and/or indemnification. However, it is possible that the Company’s efforts to obtain reimbursement of its response costs at this site may not be successful or may not prove to be cost effective. The Company has not recorded any receivables for potential reimbursements from third parties.

In September 2004, the Company filed a lawsuit in the State District Court for Harris County, Texas, against Johnie Schulte, the Company’s former Chief Executive Officer. The lawsuit alleged violations of non-competition provisions contained in Mr. Schulte’s employment and retirement agreements. On August 18, 2005, the Company executed a formal agreement to settle its litigation with Mr. Schulte, including counterclaims Mr. Schulte had filed against the Company. Under the settlement agreement, neither the Company nor Mr. Schulte made an admission of wrongdoing. The settlement resolved all pending litigation between the parties. In addition, the Company’s obligation to make any future payments or provide any benefits to or on behalf of Mr. Schulte ceased effective as of January 1, 2005. As such, in August 2005, the Company released its previously recorded obligation of $1.6 million relating to Mr. Schulte’s retirement benefit. The settlement is not expected to have any additional impact on the Company’s financial results for fiscal 2005 or thereafter.

The Company’s state and federal income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in the various states in which we operate. During the first quarter, the IRS notified the Company of its intent to examine its fiscal year 2003 income tax return. While the Company cannot predict or provide assurance as to the final outcome, management does not expect the results of this examination will have a material adverse impact on the Company’s consolidated financial condition or results of operations.

From time to time, the Company is involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these legal proceedings, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended October 30, 2004.

OVERVIEW

NCI Building Systems, Inc. (together with its subsidiaries, the “Company”) is one of North America’s largest integrated manufacturers and marketers of products for the non-residential construction industry. The Company designs, manufactures and markets metal components and engineered building systems and provides metal coil coating services primarily for non-residential construction use. It manufactures and distributes extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. The Company sells its products for both new construction and repair and retrofit applications.

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

One of the primary challenges facing the Company both short and long-term is the volatility in the price of steel, the primary raw material used by the Company. Steel represents approximately 75% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel. The steel industry is cyclical in nature and steel prices are influenced by numerous factors beyond the Company’s control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during the Company’s fourth fiscal quarter in 2004 and largely stabilized during the second fiscal quarter of 2005. However, since the end of our second fiscal quarter in 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $230 per ton. Based upon recent trends, the Company believes there will be moderate increases in steel prices in the fall of 2005.

In assessing the state of the metal construction market, the Company relies upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw–Hill Construction Information Group, which the Company looks to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. For the first seven months of calendar 2005, McGraw-Hill’s Dodge Report new non-residential construction square footage declined 8.3% from the same period in the prior year, with a 4.7% reduction in dollar value. Dodge is currently forecasting no growth for calendar year 2005 versus calendar year 2004.

Inventory decreased 20% to $110.8 million at July 30, 2005 from $138.4 million at October 30, 2004 primarily due to the reduction in purchases. Although inventory levels may not decline to the historically low levels when consignment programs were in place, the Company is continuing to actively manage its inventory requirements. During the remainder of fiscal 2005, inventory is expected to increase slightly to meet higher seasonal demand and is expected to end the year between current levels and approximately $120.0 million.

During the first nine months of fiscal 2005, the Company continued to position itself to execute its internal and external growth strategy by issuing $180.0 million aggregate principal amount of 2.125% convertible senior subordinated notes (“Convertible Notes”) in November 2004. In December 2004, the Company completed the acquisitions of Heritage Building Systems (“HSI”) and Steelbuilding.com (“SI”), in an effort to increase its retail sales, and the buyout of its joint venture partner’s 49% interest in its Mexico operations to give the Company more control and flexibility in that business. The Company is currently engaged in a thorough analysis of its markets to evaluate potential acquisitions and is working with an investment banking team to assist it in this process.

RESULTS OF OPERATIONS

The Company has aggregated its operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of its businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements. Management evaluates a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided to the metal components segment by the engineered building systems segment and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both of the engineered building systems and metal components segments. The Company is not dependent on any one customer or group of customers. Substantially all of the Company’s sales are made within the United States. Steel represents approximately 75% of the Company’s cost of goods sold. The Company is not dependent on any one source for its supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
		%		%		%		%
Sales:
Metal components	$151,298	52	$153,975	52	$413,418	52	$416,764	54
Engineered building systems	115,018	39	113,714	38	296,932	38	259,530	34
Metal coil coating	26,418	9	28,125	10	78,194	10	89,612	12
Intersegment sales	59,716	20	62,604	21	159,997	20	138,045	18
Eliminations	(59,716)	(20)	(62,604)	(21)	(159,997)	(20)	(138,045)	(18)

Total sales	$292,734	100	$295,814	100	$788,544	100	$765,906	100

Operating income:
Metal components	$18,945	13	$20,889	14	$54,057	13	$50,185	12
Engineered building systems	13,572	12	8,218	7	29,679	10	12,735	5
Metal coil coating	3,430	13	7,568	27	11,537	15	20,622	23
Corporate	(8,915)	—	(9,166)	—	(28,040)	—	(25,137)	—

Total operating income (% of sales)	$27,032	9	$27,509	9	$67,233	9	$58,405	8
Unallocated other expense	2,256		12,431		6,521		20,558

Income before income taxes	$24,776		$15,078		$60,712		$37,847

					July 30, 2005		October 30, 2004
Total assets:
Metal components					$341,198	35	$323,026	41
Engineered building systems					229,836	24	219,849	28
Metal coil coating					162,718	17	196,762	25
Corporate					230,902	24	43,220	6

Total assets					$964,654	100	$782,857	100

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JULY 30, 2005 COMPARED TO FISCAL THREE MONTHS ENDED JULY 31, 2004

Consolidated sales for the three months ended July 30, 2005 of $292.7 million were relatively flat compared with $295.8 million for the three months ended July 31, 2004. The engineered building systems segment’s backlog at July 30, 2005 was $203.7 million compared to $195.6 million at the end of the second quarter of fiscal 2005 and $146.1 million at the end of fiscal 2004. Intersegment sales represent products and services provided among the three segments for metal components, engineered building systems and metal coil coating and were $23.4 million, $5.5 million and $30.8 million, respectively, for the three months ended July 30, 2005.

Metal Components sales for the three months ended July 30, 2005 decreased 2% to $151.3 million compared to $154.0 million in the prior year’s period. This $2.7 million decrease was primarily attributable to a decline in the non-residential construction market and pricing pressures resulting from lower demand. Metal components accounted for 52% of total consolidated sales in the three months ended July 30, 2005 compared to 52% in the three months ended July 31, 2004.

Operating income of the metal components segment was $18.9 million in the three months ended July 30, 2005 compared to $20.9 million in the prior year’s period. The $2.0 million decrease was attributable to a reduction in volumes sold by the segment, and a $3.0 million increase in selling and administrative expenses associated with the acquisition of HSI and SI, offset in part by improved efficiencies and margins. As a percentage of segment sales, operating income in the three months ended July 30, 2005 was 13% compared to 14% in the three months ended July 31, 2004.

Engineered Building Systems sales for the three months ended July 30, 2005 were $115.0 million compared to $113.7 million for the prior year’s period, representing a 1% increase attributable to higher prices partially offset by lower volumes compared to the third quarter of fiscal 2004. Engineered building systems accounted for 39% of total consolidated sales in the three months ended July 30, 2005 compared to 38% in the three months ended July 31, 2004.

Operating income of the engineered building systems segment for the three months ended July 30, 2005 increased to $13.6 million compared to $8.2 million in the prior year’s period. This $5.4 million increase resulted from a $5.8 million increase in gross profit attributable to the Company adjusting its prices to compensate for higher steel prices compared to shipped backlog in the prior year, which did not reflect the Company’s higher cost of steel. As a percentage of segment sales, operating income in the three months ended July 30, 2005 was 12% compared to 7% in the three months ended July 31, 2004.

Metal Coil Coating sales for the three months ended July 30, 2005 decreased 6% to $26.4 million compared to $28.1 million in the prior year’s period. This was primarily attributable to weak market conditions and lower prices. Intersegment sales decreased 17% to $30.8 million for the three months ended July 30, 2005 compared to $37.0 million in the prior year’s period. Metal coil coating accounted for 9% of total consolidated sales in the three months ended July 30, 2005 compared to 10% in the three months ended July 31, 2004.

Operating income of the metal coil coating segment for the three months ended July 30, 2005 decreased by 55% to $3.4 million compared to $7.6 million in the prior year’s period. This $4.2 million decrease was attributable to a decrease in gross profit resulting from decreased prices and manufacturing inefficiencies caused by a reduction in overall tonnage processed. As a percentage of segment sales, operating income in the three months ended July 30, 2005 was 13% compared to 27% in the three months ended July 31, 2004.

Consolidated selling, general and administrative expenses for the three months ended July 30, 2005, consisting of engineering, drafting, selling and administrative costs increased 8% to $44.1 million compared to $40.7 million in the prior year’s period. This $3.4 million increase consists primarily of expenses totaling $3.0 million associated with HSI and SI, which were acquired during the year, and compensation expense associated with restricted stock grants of $0.8 million, higher professional services related to the Company’s Sarbanes-Oxley and Oracle 11i implementations of $1.1 million, offset in part by the settlement of litigation between the Company and its former President and CEO, which allowed for the release of a previously recorded obligation of $1.6 million. As a percentage of total consolidated sales, selling, general and administrative expenses for the three months ended July 30, 2005 were 15% compared to 14% in the three months ended July 31, 2004.

Consolidated interest expense for the three months ended July 30, 2005 increased by 8% to $4.0 million compared to $3.7 million for the prior year’s period. The increase was due primarily to increased debt levels attributable to the Convertible Notes.

The effective tax rate for the three months ended July 31, 2005 was 40.7% compared to 44.3% for the corresponding period in 2004. The Company estimates its effective tax rate for the year to be approximately 40.2%.

FISCAL NINE MONTHS ENDED JULY 30, 2005 COMPARED TO FISCAL NINE MONTHS ENDED JULY 31, 2004

Consolidated sales for the nine months ended July 30, 2005 were $788.5 million compared with $765.9 million for the first nine months of fiscal year 2004. Sales were up 3% due to increased sales in the engineered building systems segment offset in part by decreased sales in the metal coil coating segment. Sales for the metal components segment were relatively flat compared to last year. The Company’s consolidated sales for the nine months ended July 30, 2005 were better than industry trends as the McGraw-Hill’s Dodge Report indicated that square footage of new non-residential construction projects in our industry segments declined 8.3% for the calendar 2005 through July compared with the same period in 2004, with a 4.7% reduction in dollar value. Intersegment sales represent products and services provided among the three segments for metal components, engineered building systems and metal coil coating and were $59.1 million, $14.9 million and $86.0 million, respectively, for the nine months ended July 30, 2005.

Metal Components sales for the nine months ended July 30, 2005 decreased slightly to $413.4 million compared to $416.8 million in the prior year’s period. This reduction resulted from lower overall demand attributable to a decline in the non-residential construction market offset in part by higher average prices related to the steel price increases experienced during the prior year. Metal components accounted for 52% of total consolidated sales in the nine months ended July 30, 2005 compared to 54% in the nine months ended July 31, 2004.

Operating income of the metal components segment for the nine months ended July 30, 2005 increased 8% to $54.1 million compared to $50.2 million in the prior year’s period. This $3.9 million increase was due to a $6.4 million increase in gross profit attributable to the higher average prices, partially offset by a $2.5 million increase in selling and administrative expenses. The increase in selling and administrative expenses attributable to the acquisition of HSI and SI totaled $6.2 million, which was offset in part primarily by a reduction in bad debt expense of $2.0 million. As a percentage of segment sales, operating income for the nine months ended July 30, 2005 was 13% compared to 12% for the corresponding nine months in 2004.

Engineered Building Systems sales for the nine months ended July 30, 2005 were $296.9 million compared with $259.5 million for the prior year’s period, representing a 14% increase primarily attributable to the Company adjusting its prices to compensate for higher steel prices partially offset by lower volumes. Engineered building systems accounted for 38% of total consolidated sales in the nine months ended July 30, 2005 compared to 34% in the nine months ended July 31, 2004.

Operating income of the engineered building systems segment for the nine months ended July 30, 2005 increased 134%, to $29.7 million, compared to $12.7 million in the prior year’s period. This $17.0 million increase resulted primarily from a $18.3 million increase in gross profit attributable to the Company adjusting its prices to compensate for higher steel prices compared to shipped backlog in the prior year, which did not reflect the Company’s higher cost of steel, partially offset by a $1.3 million increase in selling and administrative expenses. As a percentage of segment sales, operating income in the nine months ended July 30, 2005 was 10% compared to 5% in the nine months ended July 31, 2004.

Metal Coil Coating sales for the nine months ended July 30, 2005 decreased 13% to $78.2 million compared to $89.6 million in the prior year’s period. This decrease was primarily attributable to shifting production capacity to internal uses for the metal components and engineered building systems segments and an overall softening in the market. Intersegment sales increased 8% to $86.0 million for the nine months ended July 30, 2005 compared to $79.8 million for the prior year’s period. Metal coil coating accounted for 10% of total consolidated sales in the nine months ended July 30, 2005 compared to 12% in the nine months ended July 31, 2004.

Operating income of the metal coil coaters segment for the nine months ended July 30, 2005 decreased 44% to $11.5 million compared to $20.6 million in the prior year’s period. This $9.1 million decrease was due primarily to a $9.3 million decrease in gross profit resulting from the decreased prices and manufacturing inefficiencies due to a reduction in overall tonnage processed. As a percentage of segment sales, operating income in the nine months ended July 30, 2005 was 15% compared to 23% in the nine months ended July 31, 2004.

Consolidated selling, general and administrative expenses for the nine months ended July 30, 2005 consisting of engineering, drafting, selling and administrative costs, increased 6% to $124.2 million compared to $117.7 million in the prior year’s period. This $6.5 million increase consists primarily of expenses totaling $6.2 million associated with HSI and SI, which were acquired during the year, higher compensation expense associated with restricted stock grants of $2.5 million, higher professional services related to the Company’s Sarbanes-Oxley and Oracle 11i implementations of $1.3 million, partially offset by a decrease in bad debt expense of $2.0 million as the Company improved collections during the year, the settlement of the litigation between the Company and its former President and CEO, which allowed for the release of a previously recorded obligation of $1.6 million, and lower health care costs of $1.3 million related to a more favorable group medical claims experience than previously estimated. As a percentage of total consolidated sales, selling, general and administrative expenses for the nine months ended July 30, 2005 were 16% compared to 15% in July 31, 2004.

Consolidated interest expense for the nine months ended July 30, 2005 decreased 15%, to $10.7 million compared to $12.6 million for the prior year’s period. This decrease was primarily due to the lower interest rate attributable to the 2.125% convertible senior subordinated notes as compared to that of the 9.25% senior subordinated notes that were redeemed during the third quarter of fiscal 2004.

The effective tax rate for the nine months ended July 30, 2005 was 40.5% compared to 42.3% for the corresponding period in 2004. The Company estimates its effective tax rate for the year to be approximately 40.2%.

The Company’s state and federal income tax returns are subject to review and examination by the Internal Revenue Service (“IRS”) and in the various states in which it operates. During the first quarter, the IRS notified the Company of its intent to examine the Company’s fiscal year 2003 income tax return. While the Company cannot predict or provide assurance as to the final outcome, management does not expect the results of this examination will have a material adverse impact on the Company’s consolidated financial condition or results of operations.

ACQUISITIONS

In December 2004, the Company purchased substantially all of the operating assets of HSI and SI, affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to the Company by HSI and SI at the time of closing and approximately $6.4 million in restricted NCI common stock (199,767 shares). The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the tangible asset valuations of $8.7 million. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $13.0 million. The $6.4 million in restricted NCI common stock relates to up to 10-year non-compete agreements with certain of the sellers of HSI and SI. The Company will expense the $6.4 million in restricted stock ratably over the term of the agreements.

In December 2004, the Company also purchased its joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico for approximately $10.0 million in cash. The transaction was accounted for using the purchase method. Purchase price allocation is subject to further review of the fixed asset valuation of $2.6 million. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $6.0 million.

Although the above acquisitions are subject to further purchase price allocation changes, management does not anticipate any material changes in the purchase price allocation.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

LIQUIDITY AND CAPITAL RESOURCES

General

On July 30, 2005, the Company had cash and cash equivalents of $195.1 million compared to $8.2 million at October 30, 2004. The increase in cash resulted primarily from the Company’s issuance of Convertible Notes due 2024. The net proceeds from the debt offering were used to acquire (i) HSI and SI and (ii) the Company’s joint venture partner’s 49% minority interest in the Company’s manufacturing facility in Monterrey, Mexico. Cash used for these acquisitions was $27.2 million. In addition, during the first nine months of fiscal 2005, the Company generated cash flow from operations of $70.2 million compared to $23.9 million in the 2004 period. Capital expenditures in the first nine months of fiscal 2005 were $14.6 million, and the Company repaid $23.2 million in debt under the Company’s senior credit facility.

The Company invests its excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

In June 2004, the Company completed a $325.0 million senior secured credit facility with a group of lenders and used the initial borrowings to repay in full its then existing credit facility and to redeem its $125.0 million of 9.25% senior subordinated notes due 2009. The current facility includes a $125.0 million (no outstanding balance at July 30, 2005), five-year revolving loan maturing on June 18, 2009 and a $200 million six-year term loan maturing on June 18, 2010. The term loan requires mandatory payments of $0.5 million each quarter, with the balance due at maturity. The Company has paid or pre-paid all quarterly payments due in fiscal 2005, and it has pre-paid an additional $3.0 million of indebtedness under the term loan. The outstanding balance of the term loan at July 30, 2005 was $194.0 million.

Loans under the senior credit facility bear interest, at the Company’s option, as follows: (1) base rate loans at the base rate as described below plus a margin that fluctuates based on the Company’s leverage ratio and ranges from .25% to 1.25% on the revolving loan and 1.0% on the term loan and (2) LIBOR loans at LIBOR plus a margin that fluctuates based on the Company’s leverage ratio and ranges from 1.25% to 2.25% on the revolving loan and 2.00% on the term loan. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus 0.5% and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on its current leverage ratios, the Company will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving loan and a margin of 1% on base rate loans and 2% on LIBOR loans under the term loan during the fourth quarter of fiscal 2005.

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

The senior credit facility contains covenants that limit the Company’s senior debt and leverage ratios and require the Company to maintain minimum interest coverage ratios and net worth, as those terms are defined in the senior credit facility. The required ratios for the periods indicated are as follows:

	2005	2006	2007		2008
Maximum leverage ratio	4.00	4.00	4.00		4.00
Minimum interest coverage ratio	4.00	4.00	4.00	(1)	4.50	(2)
Maximum senior debt ratio	3.25	3.25	3.25	(3)	3.00	(4)

(1)	Increases to 4.50 on May 1, 2007
(2)	Increases to 5.00 on May 1, 2008
(3)	Decreases to 3.00 on May 1, 2007
(4)	Decreases to 2.75 on May 1, 2008

At July 30, 2005, the Company’s leverage, interest coverage and senior debt ratios were 2.72, 11.19, and 1.43 to 1, respectively, and the Company was in compliance with all of the ratio requirements in its senior credit facility. The senior credit facility also limits the amount of permitted spending for capital additions ($30 million per year), the disposition of assets and the amount of investments and other indebtedness. The Company was also in compliance with all of these limits at July 30, 2005.

The senior credit facility limits the Company’s ability to pay cash dividends and repurchase capital stock. Under the terms of the senior credit facility, the Company had available approximately $41 million to use for those purposes at July 30, 2005.

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

At July 30, 2005, the Company had approximately $118 million in unused borrowing capacity (net of letters of credit outstanding of approximately $7 million) under the senior credit facility, of which a total of $20 million can be utilized for standby letters of credit.

In November 2004, the Company completed an offering of $180.0 million aggregate principal amount of 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes” or the “Notes”) with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in the Company’s effective tax rate. The Notes are general unsecured obligations of the Company and will be subordinated to the Company’s present and future senior indebtedness.

The Company has the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require the Company to repurchase the notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require the Company to purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We may pay the repurchase price in cash subject to limitations imposed by the Company’s existing or future senior credit agreements. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of the Company’s common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met. At July 30, 2005, $180.0 million principal amount of these notes was outstanding.

Through July 30, 2005, the Company utilized proceeds from the Convertible Notes to pay $4.7 million in costs associated with the issuance of the Convertible Notes and to pay the $27.2 million cash portion of the purchase price of the acquisitions that occurred during the first quarter of 2005 (see Note 7). The Company plans to use the remaining net proceeds of the offering to finance future acquisitions. The remaining net proceeds have been invested in short-term debt securities or similar investments. Pursuant to the terms of the Company’s existing senior credit agreement, if the Company does not apply the proceeds towards either (a) the purchase price of an acquisition or acquisitions within 12 months (and in certain circumstances, 18 months) of November 16, 2004 or (b) the repayment of indebtedness outstanding under its revolving credit facility that was incurred to finance acquisitions, the remaining proceeds will be applied towards the repayment of the outstanding balance on the Company’s senior term loan. At July 30, 2005, unapplied cash from the Convertible Notes was $157.6 million.

Capital Expenditures

During the first nine months of fiscal 2005, the Company incurred $14.6 million related to capital expenditures. The remaining budgeted amount for fiscal 2005 is approximately $9 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

The Company is subject to market risk exposure related to changes in the cost of its raw materials. Steel constituted approximately 75% of the Company’s cost of sales. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant pricing increases in the steel industry and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchasers began stabilizing during the fourth fiscal quarter in 2004 and largely stabilized during the second fiscal quarter of 2005. However, since the end of our second fiscal quarter in 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton and then rebounded to approximately $230 per ton. Based upon these recent trends, the Company believes there will be moderate increases in steel prices in the fall. The steel industry is highly cyclical in nature, and steel prices are influenced by numerous factors beyond the Company’s control. These factors include general economic conditions, competition, labor costs, import duties, world-wide demand and other trade restrictions. Furthermore, a prolonged labor strike against one or more of the company’s principal domestic suppliers could have a material adverse effect on the Company’s operations. If the available supply of steel declines or if one or more of the Company’s current suppliers is unable for financial or any other reasons to continue in business or produce steel sufficient to meet the Company’s requirements, the Company could experience price increases, a deterioration of service from its suppliers or interruptions or delays that may cause the Company not to meet delivery schedules to its customers. Additionally, in the event of continued rapid steel price increases, the Company may not be able to pass on such increases or may experience project delays or cancellations, resulting in lower gross margins and resulting profits, particularly in the engineered building systems segment. In a time of rapidly escalating steel prices, this segment is particularly vulnerable to pricing exposure because of longer lead times between quoting a job and shipment, typically two months or more. Additionally, a rapid decline in steel prices could affect the Company’s performance. Any of these problems could adversely affect the Company’s financial condition and results of operations. With steel accounting for approximately 75% of the Company’s cost of sales, a 1% change in the cost of steel could result in an impact of approximately $1.7 million and $4.5 million for the three and nine months ended July 30, 2005, respectively. The impact to the financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products which would impact the Company’s ability to pass on these higher costs.

Interest Rates

The Company is subject to market risk exposure related to changes in interest rates on its senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under its senior credit facility, the Company may, at its option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 30, 2005, the Company had $194.0 million outstanding under its senior credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The Company’s objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties.

Foreign Currency Exchange Rates

The functional currency for the Company’s Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency transaction gains for the three- and nine-month periods ended July 30, 2005 were $138,200 and $143,300, respectively, and losses for the three- and nine-month periods ended July 31, 2004 were $79,400 and $183,300, respectively.

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

Internal Control over Financial Reporting. During the third quarter of fiscal 2005, the Company has not made any change to its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

In September 2004 the Company filed a lawsuit in the State District Court for Harris County, Texas, against Johnie Schulte, the Company’s former Chief Executive Officer. The lawsuit alleged violations of non-competition provisions contained in Mr. Schulte’s employment and retirement agreements. On August 18, 2005, the Company executed a formal agreement to settle its litigation with Mr. Schulte, including counterclaims Mr. Schulte had filed against the Company. Under the settlement agreement, neither the Company nor Mr. Schulte made an admission of wrongdoing. The settlement will resolve all pending litigation between the parties. In addition, the Company’s obligation to make any future payments or provide any benefits to or on behalf of Mr. Schulte ceased effective as of January 1, 2005. As such, in August 2005, the Company released its previously recorded obligation of $1.6 million relating to Mr. Schulte’s retirement benefit. The settlement is not expected to have any additional impact on the Company’s financial results for fiscal 2005 or thereafter.

From time to time, the Company is involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While the Company is not able to predict whether it will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the range of damages, if any, the Company might incur in connection with these legal proceedings, the Company believes these legal proceedings will not have a material adverse effect on its business, consolidated financial condition or results of operations.

Item 6. Exhibits

Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through September 2, 2005 (filed as Exhibit 3.1 to NCI’s Periodic Report on Form 8-K filed with the SEC on September 8, 2005 and incorporated by reference herein)

4.1	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.2	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

*10.1	First Amendment to Restricted Stock Agreement, dated May 27, 2004, by and between NCI and Kelly R. Ginn

*12.1	Computation of Ratios of Earnings to Fixed Charges

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 8, 2005	By:	/s/ Frances R. Powell
Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

10.1	First Amendment to Restricted Stock Agreement, dated May 27, 2004, by and between NCI and Kelly R. Ginn

12.1	Computation of Ratios of Earnings to Fixed Charges

31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)