Form 10-K
period 2005-10-29
NCI BUILDING SYSTEMS INC
filed 2006-01-12
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1–14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76–0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West 77064

(Address of principal executive offices and zip code)

(281) 897–7788

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange
Rights to purchase Series A Junior Preferred Stock	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 30, 2005, was $669,854,972, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on January 11, 2006 was 20,352,073.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Parts I and II of this Annual Report is incorporated by reference from the registrant’s 2005 Annual Report to Shareholders, and certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 10, 2006.

This Annual Report contains forward-looking statements concerning our business and operations. Forward-looking statements involve a number of risks and uncertainties, and our actual performance may differ materially from that projected in such statements. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality, fluctuations in demand and prices for steel, the financial condition of our raw material suppliers, competitive activity and pricing pressure, ability to execute our acquisition strategy and general economic conditions affecting the construction industry. These and other factors that could affect our financial position and results of operations are described in further detail in Item 1A. Risk Factors. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

PART I

Item 1. Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our,”) is one of North America’s largest integrated manufacturers of products for the nonresidential construction industry. We operate 37 manufacturing facilities located in 16 states and Mexico. We sell metal components, engineered building systems and metal coil coating services, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

•	controlling operating and administrative costs;

•	managing working capital and fixed assets;

•	developing new markets and products; and

•	successfully identifying strategic growth opportunities.

We believe that metal products have gained and continue to gain a greater share of the new nonresidential construction and repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal products and components offer builders, designers, architects and end users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there are numerous opportunities for growth through consolidation in the metal buildings and components industry, and our goal is to continue to grow through strategic acquisitions, as well as organically. In furtherance of this strategy, in November 2004, we completed an offering of $180 million aggregate principal amount of 2.125% convertible senior subordinated notes due 2024. We will continue to use the net proceeds from the offering to finance future acquisitions (see “—Acquisitions”). Pending our use of the net proceeds from the convertible notes offering for acquisitions, we have invested such proceeds in short-term debt securities or similar investments.

We also evaluate from time to time possible dispositions of assets or businesses when such assets or businesses are no longer core to our operations and do not fit into our long-term strategy. Consistent with our growth strategy, we frequently engage in discussions with potential sellers regarding the possible purchase by us of businesses, assets and operations that are strategic and complementary to our existing operations. Such assets and operations include engineered building systems and metal components, but may also include assets that are closely related to, or intertwined with, these business lines, and enable us to leverage our asset base, knowledge base and skill sets. Such acquisition efforts may involve participation by us in processes that have been made public, involve a number of potential buyers and are commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of the very limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets that, if acquired, would have a material effect on our financial condition and results of operations.

The Company was founded in 1984 and we reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. and doubled our revenue base. With the merger, we became the largest domestic manufacturer of nonresidential metal components. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897–7788.

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at http://www.ncilp.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our website includes other items related to corporate governance matters, including our corporate governance guidelines, charters of various committees of our board of directors and the code of business conduct and ethics applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website. However, the information on our website is not incorporated by reference into this Form 10-K.

Business Segments

We have divided our operations into three reportable segments: metal components, engineered building systems and metal coil coating, based upon similarities in product lines, manufacturing process, marketing and management of our business. Products of all three segments use the same basic raw materials. The engineered building systems segment includes the manufacturing of main frames and Long Bay® Systems, and includes value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. Metal coil coating consists of cleaning, treating and painting continuous steel coils before the steel is fabricated for use by construction and industrial users. Our sales to outside customers, operating income and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2003		2004		2005
Sales:
Metal components	$518,587	58%	$637,685	59%	$681,778	60%
Engineered building systems	310,491	35	407,483	37	446,307	39
Metal coil coating	175,410	19	234,886	22	232,648	21
Intersegment sales	(106,338)	(12)	(195,191)	(18)	(230,667)	(20)

Total net sales	$898,150	100%	$1,084,863	100%	$1,130,066	100%

Operating income:
Metal components	$45,851	9%	$76,724	12%	$79,223	12%
Engineered building systems	18,055	6	31,340	8	44,865	10
Metal coil coating	21,204	12	26,444	11	20,157	9
Corporate	(27,947)	—	(37,532)	—	(39,775)	—

Total operating income (% of Sales)	$57,163	6%	$96,976	9%	$104,470	9%
Unallocated other expense	19,605		22,319		8,259

Income before income taxes	$37,558		$74,657		$96,211

Total assets as of fiscal year end 2004 and 2005:
Metal components			$323,026	41%	$360,793	36%
Engineered building systems			223,418	28	250,653	25
Metal coil coating			196,762	25	155,009	16
Corporate			43,220	6	223,764	23

Total assets			$786,426	100%	$990,219	100%

For more business segment information, please see the business segment information contained in Note 18 to our consolidated financial statements included in our 2005 Annual Report to Shareholders.

Metal Components. We are one of the largest domestic suppliers of metal components to the nonresidential building industry. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as for repair and retrofit uses.

The following are the types of products we sell:

•	Metal roof and wall systems;

•	Secondary structural members;

•	Flashings and accessories;

•	Roll-up and sectional doors; and

•	Interior partition systems.

Our products are used in the following markets:

•	Industrial;

•	Governmental;

•	Community;

•	Self-storage;

•	Commercial;

•	Agricultural; and

•	Residential.

We market our metal components products nationwide primarily through a direct sales force under several brand names. These brand names include “Metal Building Components” (“MBCI”), “American Building Components” (“ABC”), “Doors and Building Components” (“DBCI”), “NCI Metal Depots,” “Able Doors,” “Heritage Building Systems, Inc.” (“Heritage”) and “Steelbuilding.com, Inc.” (“Steelbuilding.com”).

Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, manufacture and market engineered building systems, self-storage building systems and metal home framing systems for commercial, industrial, agricultural, governmental, community and residential uses. We market these systems nationwide through authorized builder networks totaling over 1,800 builders and a direct sales force under several brand names. These brand names include “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” and “IPS.”

Metal Coil Coating. We provide products and services, including the cleaning, treatment and painting of various flat-rolled metal coil substrates and the slitting/embossing of painted coils. We clean, treat and coat hot roll and light gauge metal coils for our own use in our other two business segments, supplying substantially our entire internal metal coil coating requirements. In fiscal 2005, our internal use accounted for approximately 54% of our production. We also clean, treat and coat hot roll metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures and office furniture. We market our metal coil coating services nationwide under the brand names “Metal Coaters,” “Metal-Prep” and “DOUBLECOTE.”

Industry Overview

The building industry encompasses a broad range of metal products, principally composed of steel, sold through a variety of distribution channels for use in diverse applications. These metal products include metal components and engineered building systems.

METAL COMPONENTS. Manufacturers of metal components supply products to the building industry. These products include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. These products are used in new construction and in repair and retrofit applications for commercial, industrial, agricultural, governmental, community, residential and self-storage uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. Although precise market data is limited, we estimate the metal components market including roofing applications to be a multi-billion dollar market. We believe that the metal components business is less affected by economic cycles than the engineered building systems business due to the use of metal components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

Metal roofing accounts for a significant portion of the overall metal components market, but less than 10% of total roofing material expenditures. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market. Metal roofing systems have several advantages over conventional roofing systems, including the following:

Lower lifecycle cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are 60%-70% higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial cost.

Increased longevity. Metal roofing systems generally last for 20 years without requiring major maintenance or replacement. This compares to five to 10 years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

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

ENGINEERED BUILDING SYSTEMS. Engineered building systems consist of engineered structural members and panels that are fabricated and roll formed in a factory. These systems are custom designed and engineered to meet project requirements and then shipped to a construction site complete and ready for assembly with no additional field welding required. Engineered building systems manufacturers design an integrated system that meets applicable building code and designated end use requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and metal roof and wall systems.

Over the last 15 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported sales of engineered building systems increased from approximately $1.5 billion in 1993 to approximately $2.5 billion in 2000. We believe this increase resulted primarily from (i) significant cost advantages offered by these systems, (ii) increased architectural acceptance of engineered building systems for construction of commercial and industrial building projects, (iii) advances in design versatility and production processes, and (iv) a favorable economic environment through the year 2000. In 2001, the MBMA reported a decline of 21% in sales to approximately $2.0 billion, which was in-line with the general decline in nonresidential construction. This downturn continued into 2002 with a further decline of 9% from the 2001 level to approximately $1.8 billion. In 2003, MBMA reported that sales of engineered building systems declined an additional 4% to approximately $1.7 billion. In 2004, changes in the economy and steel pricing increases ended the downward trend. According to the MBMA, recorded sales for 2004 totaled approximately $2.4 billion. We believe that the MBMA data support the fact that metal buildings and components gained market share in the nonresidential construction market industry in 2004. Although final 2005 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems have continued to increase throughout 2005 as in 2004. We expect the upward trend in industry sales to continue in 2006 as nonresidential construction markets show ongoing improvements.

We believe the cost of an engineered building system generally represents approximately 15%-20% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, glass and wood exterior facades to meet the aesthetic requirements of customers while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users.

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

Lower maintenance costs. Unlike wood, metal is not susceptible to deterioration from cracking, rotting or insect damage. Furthermore, factory-applied roof and siding panel coatings resist cracking, peeling, chipping, chalking and fading.

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

According to information collected by the National Coil Coating Association and other market information available to us, we believe that approximately 4.5 million tons of light gauge steel and one million tons of hot rolled, medium gauge steel are coated in the United States annually.

Consolidation. Over the last several years, there has been consolidation in the metal components, engineered building systems and metal coil coating industries, which include a large number of small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. We used a portion of the proceeds of our November 2004 offering of convertible notes to finance our acquisitions of Heritage and Steelbuilding.com and our joint venture partner’s 49% interest in our Monterrey, Mexico manufacturing facility (see
“—Acquisitions”). We intend to use the remaining proceeds from the issuance of the convertible notes to finance future acquisitions.

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

Our metal roofing products are attractive and durable. We use standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 15 licenses relating to our standing seam roof technology. Although metal roofing is somewhat more expensive than traditional roofing in up-front costs, its durability and low maintenance costs make metal roofing a lower cost roofing product after the first 10 years.

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

Metal Coil Coating. We provide our own light gauge metal coil coating products and services for use in metal component, door and engineered building systems manufacturing. We also provide pre-painted hot roll coils for our own use and to other manufacturers of engineered building systems and metal components. We also pre-paint light gauge steel coils for steel mills and metal service centers that supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters and other products.

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

Sales, Marketing and Customers

Metal Components. We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “ABC,” “Insulated Panel Systems” (“IPS”) and “NCI Metal Depots.” Roll-up doors, sectional doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “DBCI” or “Able Doors.” These components also are produced for integration into self storage and engineered building systems sold by us. As of December 31, 2005, we also operate six NCI Metal Depot retail stores in Texas and New Mexico that sell components directly to the public.

We market our components products within four product lines: commercial/industrial, architectural, agricultural and residential.

Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators and end users. Commercial and industrial businesses are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are growing in importance. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects are participating in the design and purchase decisions using metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings. Residential customers are generally contractors building upscale homes that require an architect-specified product.

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2005, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

We provide our customers with product catalogs tailored to our product lines, which include product specifications and suggested list prices. Some of our catalogs are available on-line through the internet, which enables architects and other customers to download drawings for use in developing project specifications. Customers place orders via telephone or facsimile to a sales coordinator at the regional office where the sales coordinator enters it onto a standard order form. The form is then sent via computer to the plant and downloaded automatically to the production machines.

Engineered Building Systems. We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” and “Mesco.” We market engineered building systems through an in-house sales force to authorized builder networks of over 1,800 builders. We also sell engineered building systems under the names “All American” and “Steel Systems” to various private labels.

Our authorized builder networks consist of independent general contractors that market our Metallic Buildings, Mid-West Steel Buildings, A & S Buildings and Mesco products to end users. Most of our sales of engineered building systems outside of Texas and surrounding states are through our authorized builder networks. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business. During fiscal 2005, our largest customer for engineered building systems accounted for approximately 1% of our total consolidated sales.

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

Our patented Long Bay® System provides us with an entry to builders that focus on larger buildings. This also provides us with new opportunities to cross-sell our other products to these new builders and to compete with the conventional construction industry.

We have a National Accounts program, which is designed to provide our builders with access to the largest contractors and developers in the United States. We currently have a team of 14 people, which includes a field sales force of four, who comprise our National Accounts group. We market our engineered building systems and our patented Long Bay® System under this program using multiple brand names.

Metal Coil Coating. We have a small number of national accounts for our metal coil coating products and services. Each of our metal coil coating facilities has its own sales manager and sales staff. We market our metal coil coating products under the brand names DOUBLECOTE,” “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building segments. During fiscal 2005, our largest customer accounted for approximately 3% of our total consolidated sales.

Manufacture and Design

Metal Components. We operate 23 facilities in 14 states used for manufacturing of metal components for the nonresidential construction industry, including four facilities for our door operations. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Some metal components are processed at the Texas and Georgia plants and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls that form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

Engineered Building Systems. We operate nine facilities in five states, including our new state-of-the art facility located in Lexington, Tennessee, and one in Mexico, where our Long Bay® System is manufactured, for manufacturing and distributing engineered building systems. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 290 engineers and draftsmen in this area.

Once the specifications and designs of the customer’s project have been finalized, the manufacturing of frames and other building systems begins at one of our five frame manufacturing facilities in Texas, Tennessee or Mexico. The fabrication of the primary structural framing consists of a process in which steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering system are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

Upon completion of the manufacturing process, structural framing members and metal roof and wall systems are shipped to the job site for assembly. Since on-site construction is performed by an unaffiliated, independent general contractor, usually one of our authorized builders, we generally are not responsible for claims by end users or owners attributable to faulty on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive.

Metal Coil Coating. We operate five metal coil coating facilities in five states, two of which are used for hot rolled, medium gauge steel coils and three of which are used for painting light gauge steel coils. While these facilities primarily service our needs, we also process steel coils at these facilities for other customers. Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. In the initial step of the coating process, various metals in coil form are flattened, cleaned and pretreated. The metal is then coated, oven cured, cooled, recoiled and packaged for shipment. Slitting and embossing services in accordance with customer specifications can also be performed on the coated metal before shipping. Hot roll medium gauge steel coils are typically used in the production of secondary structural framing of metal buildings and other structural applications. Painted light gauge steel coils are used in the manufacture of products for building exteriors, metal doors, lighting fixtures, ceiling grids, water heaters and other products.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During fiscal 2005, we purchased the majority of our steel requirements from International Steel Group, Inc. (“ISG”)/Mittal Steel USA, Nucor and U.S. Steel. Mittal Steel USA purchased ISG in April 2005. Each of these suppliers accounted for more than 10% of our total steel purchases during fiscal 2004 and 2005. No other steel supplier accounted for more than 10% of steel purchases during fiscal 2004 and 2005. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers (see “Item 1A. Risk Factors”). These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased significantly from prior levels to $103.4 million at October 30, 2004, primarily due to increased steel prices, the purchase of foreign steel on the spot market and the reduction of the consigned inventory programs by the steel mills. Our improved inventory management processes that we implemented during fiscal 2005 resulted in a reduction in our inventory on hand of approximately 24% to $83.2 million at October 29, 2005.

Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing at high relative volumes during our fourth fiscal quarter in 2004. Steel pricing increases for sheet, hot roll and structural abated during much of fiscal 2005. However, that abatement ended with steel price increases in October 2005. Overall, our weighted average cost of steel decreased in fiscal 2005 compared to fiscal 2004. Based on our belief that demand for nonresidential construction building materials will increase in fiscal 2006 over fiscal 2005, we expect to see moderate steel price increases during fiscal 2006. We do not have any long-term contracts for the purchase of raw materials. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries. During fiscal 2002 and the first nine months of fiscal 2003, our then existing two principal steel suppliers both operated under the protection of bankruptcy laws, but we did not experience unusual shortages, delivery or quality issues with those suppliers during that period. The assets of both suppliers were acquired by U.S. Steel and ISG in the third quarter of 2003. In April 2005, Mittal Steel USA purchased ISG. The acquisition did not have a material effect on our results of operations.

Backlog

At October 29, 2005, the total backlog of orders for our products we believe to be firm was $207.2 million. This compares with a total backlog for our products of $153.1 million at October 30, 2004. Backlog primarily consists of engineered building systems orders. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. None of the backlog at October 29, 2005 currently is scheduled to extend beyond fiscal 2006.

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

We currently operate 37 facilities in 16 states and Mexico used for manufacturing of metal components and engineered building systems for the building industry, including four for our doors operations. We believe this broad geographic penetration gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

Acquisitions

In December 2004, we purchased substantially all of the operating assets of Heritage and Steelbuilding.com, affiliated companies headquartered in Little Rock, Arkansas, for a combined purchase price of approximately $25 million, including approximately $6 million in restricted NCI common stock (199,767 shares), and assumed liabilities of approximately $2 million. Heritage primarily markets general purpose, engineered steel buildings, including for the agricultural market sector, and Steelbuilding.com is the largest marketer of engineered steel buildings via the internet. We purchased these two companies because of their strong marketing operations and our belief that as part of our company they will be better positioned to leverage their sales and internet marketing and distribution channels to drive our sales growth. Also in December 2004, we purchased our joint venture partner’s 49% interest in our manufacturing facility in Monterrey, Mexico, for approximately $10 million in cash.

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

Hazardous and Solid Waste. Our operations generate wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. For example, ordinary industrial waste such as paint waste, waste solvents, and waste oils may be regulated as hazardous waste. RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste. However, these non-hazardous or exempted wastes are still regulated under state law or the less stringent solid waste requirements of RCRA.

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

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and have accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental consulting fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to $1.9 million based upon the finalization of a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) has now been approved by the TCEQ, and we are preparing our proposed remedial action that will be filed with TCEQ in early 2006. We expect the cleanup to begin in the second quarter of fiscal 2006 and to be completed by fiscal year ending October 29, 2006. We can give no assurance that actual costs of remediation will not exceed our estimate, perhaps significantly; however, the accrued amount represents our best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. Further, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us.

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

Employees

As of October 29, 2005, we had approximately 3,800 employees, of whom 2,370 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

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

Employees of our Monterrey, Mexico facility, approximately 10% of our total work force, are represented by the Federacion Nacional de Sindicatos Independientes, which is subject to salary negotiation in 2006.

Item 1A. Risk Factors.

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

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing at high relative volumes during our fourth fiscal quarter in 2004. Pricing increases for sheet, hot roll and structural steel abated during much of fiscal 2005. However, that abatement ended with steel price increases in October 2005. Overall, our weighted average cost of steel decreased in fiscal 2005 compared to fiscal 2004. We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional information about steel pricing trends in recent years, please see “Item 1. Business – Raw Materials.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers; further consolidation in the steel industry may adversely affect us.

We currently rely primarily on three steel suppliers - ISG/Mittal, U.S. Steel and Nucor. During fiscal 2005, we purchased a majority of our steel requirements from U.S. Steel and ISG/Mittal. In recent years, the steel industry has been characterized by adverse financial conditions and consolidation. Our primary steel suppliers during fiscal 2003, Bethlehem Steel Corporation (“Bethlehem”) and National Steel Corporation (“National”), filed for protection under Federal bankruptcy laws in 2001 and 2002, respectively. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National, and ISG acquired the assets of Bethlehem. The steel industry experienced further consolidation in 2005, with the purchase of ISG by the Mittal Steel Group. Industry consolidation, along with increased worldwide demand for steel, may adversely affect our ability to obtain our primary raw materials. If one or more of our current suppliers is unable for financial or any other reason, including labor strikes, to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and adversely affect our business.

We are subject to preference claims by our former steel suppliers.

In late 2003 and early 2004, a number of lawsuits were filed against several of our operating subsidiaries by Bethlehem and National in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We deny the allegations in the lawsuits and are vigorously defending against these claims. Although in December 2005 we agreed to a settlement with National at no cost to us, such settlement has not yet been finally approved by the bankruptcy court. While we are not able to predict whether we will incur any liability or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with the Bethlehem proceeding, it is possible that this lawsuit will adversely affect our results of operations, cash flows and financial position. See “Item 3_Legal Proceedings” for additional information regarding this matter.

Failure to retain or replace key personnel could hurt our operations.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management, plant managers and other highly skilled personnel, including our sales executives. These executives and managers have many accumulated years of experience in our industry and developed personal relationships with our customers that are important to our business. Some of such executives and managers are nearing retirement age. If we do not retain the services of our key personnel or if we fail to adequately plan for the succession of such individuals, our customer relationships, results of operations and financial condition may be adversely affected.

We incur costs to comply with environmental laws and have liabilities for environmental cleanups.

Because we have air emissions, discharge wastewater, own and operate real property, and handle hazardous substances and solid waste, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the discharge of waste from our facilities and (iii) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as “Superfund,” and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and have accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental consulting fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to $1.9 million based upon the finalization of a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) has now been approved by the TCEQ, and we are preparing our proposed remedial action that will be filed with TCEQ in early 2006. We expect the cleanup to begin in the second quarter of fiscal 2006 and to be completed by fiscal year ending October 29, 2006. We can give no assurance that actual costs of remediation will not exceed our estimate, perhaps significantly; however, the accrued amount represents our best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. Further, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us.

The industries in which we operate are highly competitive.

We compete with all other alternative methods of building construction, which may be viewed as more traditional, more aesthetically pleasing or having other advantages over our products. In addition, competition in the metal components and metal buildings markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

•	quality;

•	service;

•	delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price;

•	speed of construction in buildings and components; and

•	personal relationships with customers.

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

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

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

Although we expect acquisitions to be an integral part of our future growth, we can provide no assurance that we will be successful in identifying or completing any acquisitions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our common stock or our convertible notes.

We may not be able to service our debt.

In connection with our acquisition activity, especially the MBCI acquisition in 1998, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior secured credit agreement.

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

In addition, under the terms of our convertible notes, the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our debt, borrow money or conduct our operations. The conversion price of the notes is $40.14 and the market price condition that triggers holders’ conversion rights is pegged to a stock price of $48.17.

Restrictive covenants in our existing senior credit agreement may adversely affect us.

In July 2004, we entered into a $325 million senior secured credit agreement with a group of lenders. We must comply with operating and financing restrictions in that agreement. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prohibit our ability to:

•	incur additional indebtedness;

•	make restricted payments, including dividends or other distributions;

•	incur liens;

•	make investments, including joint venture investments;

•	sell assets;

•	repurchase capital stock; and

•	merge or consolidate with or into other companies or sell substantially all our assets.

We are required to make mandatory payments on our existing senior secured credit agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt or equity securities, in each case subject to certain limitations and conditions set forth in our existing senior secured credit agreement. Our senior secured credit agreement also requires us to achieve specified financial and operating results and satisfy set financial tests relating to our consolidated net worth and our leverage, fixed charge coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Item 2. Properties.

As of December 31, 2005, we conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Chandler, Arizona	Doors and related metal components	35,000	Leased
Tolleson, Arizona	Metal components (1)	65,980	Owned
Atwater, California	Metal components (2)	112,200	Owned
Rancho Cucamonga, California	Metal coil coating	98,000	Owned
Adel, Georgia	Metal components (1)	59,550	Owned
Douglasville, Georgia	Metal components (3)	110,536	Owned
Douglasville, Georgia	Doors and related metal components	60,000	Owned
Marietta, Georgia	Metal coil coating	125,700	Owned
Tallapoosa, Georgia	Engineered building systems (9)	249,000	Leased
Mattoon, Illinois	Metal components (2)	115,480	Owned
Shelbyville, Indiana	Metal components (1)	66,450	Owned
Oskaloosa, Iowa	Metal components (5)	62,702	Owned
Nicholasville, Kentucky	Metal components (5)	41,280	Owned
Monterrey, Mexico	Engineered building systems (6)	237,476	Owned
Big Rapids, Michigan	Metal components (5)	54,640	Owned
Jackson, Mississippi	Metal components (5)	96,000	Owned
Jackson, Mississippi	Metal coil coating	363,200	Owned
Hernando, Mississippi	Metal components (1)	71,720	Owned

Hernando, Mississippi	End wall framing (9)	32,500	Owned
Omaha, Nebraska	Metal components (5)	51,750	Owned
Rome, New York	Metal components (5)	57,700	Owned
Oklahoma City, Oklahoma	Metal components (1)	59,695	Owned
Caryville, Tennessee	Engineered building systems (4)	193,800	Owned
Lexington, Tennessee	Engineered building systems (6)	140,404	Owned
Memphis, Tennessee	Metal coil coating	61,500	Owned
Ennis, Texas	Metal components (1)	33,000	Owned
Houston, Texas	Metal components (3)	209,355	Owned
Houston, Texas	Metal coil coating	39,550	Owned
Houston, Texas	Engineered building systems (7)	410,980	Owned
Houston, Texas	Doors and related metal components	23,625	Owned
Houston, Texas	Engineered building systems (4)	148,500	Owned
Houston, Texas	Sectional doors	49,600	Owned
Lubbock, Texas	Metal components (1)	64,320	Owned
San Antonio, Texas	Metal components (5)	52,360	Owned
Stafford, Texas	Metal components (8)	56,840	Leased
Salt Lake City, Utah	Metal components (3)	93,150	Owned
Colonial Heights, Virginia	Metal components (1)	37,000	Owned

(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	End wall framing for engineered building systems.

We also operate six NCI Metal Depots facilities that sell our products directly to the public. In addition, we lease four facilities that serve as distribution centers for our sectional doors. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

Additionally, we own approximately six acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 4,897 square feet of this facility is leased to a third party for a term of five years with approximately four years remaining on the lease term.

During fiscal 2003, we closed our manufacturing facility located in Southlake, Texas, which we are marketing for sale. We are also marketing for sale our manufacturing facility located in Chester, South Carolina, which we closed during fiscal 2002.

Item 3. Legal Proceedings.

In late 2003 and early 2004, a number of lawsuits were filed against several of our operating subsidiaries by Bethlehem and National in their respective bankruptcy proceedings, seeking reimbursement of preferential transfers allegedly made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We have denied the allegations in the lawsuits and are vigorously defending against these claims. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations. Subsequent to the end of fiscal year 2005, we and National agreed to a settlement of any and all claims, whereby National would dismiss the action with prejudice, we would waive our claim in the bankruptcy proceeding, and the parties would exchange mutual releases of liability. The parties announced this settlement to the federal court in December 2005. The parties are preparing the formal settlement and release documents.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and have accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental consulting fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to $1.9 million based upon the finalization of a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) has now been approved by the TCEQ, and we are preparing our proposed remedial action that will be filed with TCEQ in early 2006. We expect the cleanup to begin in the second quarter of fiscal 2006 and to be completed by fiscal year ending October 29, 2006. We can give no assurance that actual costs of remediation will not exceed our estimate, perhaps significantly; however, the accrued amount represents our best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. Further, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us.

From time to time, we are involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The information required by this Item regarding the market for our common stock is incorporated by reference from the information in our 2005 Annual Report to Shareholders under the caption “Price Range of Common Stock.”

In December 2004, we purchased substantially all of the operating assets of Heritage and Steelbuilding.com, affiliated companies headquartered in Little Rock, Arkansas, for a combined purchase price of approximately $25 million, including approximately $6 million in restricted NCI common stock, par value $0.01 per share (199,767 shares), and assumed liabilities of approximately $2 million. The shares were issued to certain of the shareholders of Heritage and Steelbuilding.com in consideration of non-competition covenants entered into by such shareholders in connection with the transaction. The shares were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
July 31, 2005 to August 27, 2005	—	—	—	1,198,992
August 28, 2005 to September 24, 2005	649,000	37.38	649,000	549,992
September 25, 2005 to October 29, 2005	414,000	39.55	414,000	135,992

Total	1,063,000	38.23	1,063,000	135,992

On November 9, 2000, we publicly announced that our board of directors authorized the repurchase of up to 1.5 million shares of our common stock. On September 2, 2005, we announced that our board of directors had reaffirmed our previously authorized share repurchase program, authorizing the repurchase of up to 1.2 million shares. There is no expiration date for our repurchase program.

Item 6. Selected Financial Data.

The information required by this Item is incorporated by reference from the information in our 2005 Annual Report to Shareholders under the caption “Selected Financial Data.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this Item is incorporated by reference from the information in our 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this Item is incorporated by reference from the information in our 2005 Annual Report to Shareholders under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.”

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements and supplementary financial information are incorporated by reference from the indicated pages in our 2005 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, the CEO and the CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. During the fourth quarter of fiscal 2005, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended October 29, 2005. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s and Ernst & Young’s reports are included in our 2005 Consolidated Financial Statements on pages 24 and 25 of our 2005 Annual Report to Shareholders under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

We have adopted a Code of Business Conduct and Ethics, which we previously filed with the SEC in connection with our Annual Report to Shareholders for fiscal year 2003. A copy of our Code of Business Conduct and Ethics is available on our website at www.ncilp.com under the heading “Corporate Governance.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our Internet web site located at www.ncilp.com.

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on March 10, 2006 is incorporated by reference herein.

Item 11. Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on March 10, 2006 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on March 10, 2006 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions.

The information under the caption “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on March 10, 2006 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors—Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on March 10, 2006 is incorporated by reference herein.

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	Consolidated financial statements (see Item 8).

2.	Consolidated financial statement schedules. Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

3.	Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through September 1, 2005 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated September 1, 2005 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.7	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.8	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.2	Amended and Restated Bonus Program, as amended and restated as of December 8, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended and restated March 11, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 11, 2005 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†10.11	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.12	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Agreement Relating to Retirement, dated October 26, 2004, between NCI and Robert J. Medlock (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 25, 2004 and incorporated by reference herein)

†*10.14	Supplemental Benefit Agreement, dated August 26, 2004, between NCI and Ken Maddox

†10.15	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†10.16	First Amendment, dated May 27, 2004, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated by reference herein)

†*10.17	Second Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn.

†10.18	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†*10.19	First Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn

†10.20	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†*10.21	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers

†10.22	NCI Building Systems, Inc. Deferred Compensation Plan (as effective December 8, 2005)( (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

*12.1	Computation of Ratios of Earnings to Fixed Charges

*13.1	2005 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, 8 and 9a of this Form 10-K, the 2005 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*23.2	Report of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January, 2006.

NCI BUILDING SYSTEMS, INC.

By:	/s/ A.R. Ginn
A.R. Ginn, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 12th day of January, 2006.

Name	Title
/s/ A.R. Ginn A.R. Ginn	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ Norman C. Chambers Norman C. Chambers	President, Chief Operating Officer and Director

/s/ Frances R. Powell Frances R. Powell	Executive Vice President, Chief Financial Officer, and Treasurer

* William D. Breedlove	Director

* Gary L. Forbes	Director

* Philip J. Hawk	Director

* Max L. Lukens	Director

* George Martinez	Director

* W.B. Pieper	Director

* John K. Sterling	Director

* By:	/s/ A.R. Ginn
A.R. Ginn, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NCI Building Systems, Inc.

We have audited the consolidated financial statements of NCI Building Systems, Inc. (the “Company”) as of October 29, 2005 and October 30, 2004, and for each of the three years in the period ended October 29, 2005, and have issued our report thereon dated January 9, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

January 9, 2006

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions		Balance at End of Period
Year ended November 1, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$7,419	$3,842	$1,040	(1)	$10,221
Allowance for obsolete materials and supplies	$1,943	$172	$360		$1,755
Year ended October 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$10,221	$2,769	$4,368	(1)	$8,622
Allowance for obsolete materials and supplies	$1,755	$1,255	$151		$2,859
Year ended October 29, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$8,622	$273	$2,171	(1)	$6,724
Allowance for obsolete materials and supplies	$2,859	$602	$645		$2,816

(1)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through September 1, 2005 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated September 1, 2005 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.6	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.7	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.8	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.2	Amended and Restated Bonus Program, as amended and restated as of December 8, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended and restated March 11, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 11, 2005 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Restricted Stock Agreement (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†10.11	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.12	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Agreement Relating to Retirement, dated October 26, 2004, between NCI and Robert J. Medlock (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 25, 2004 and incorporated by reference herein)

†*10.14	Supplemental Benefit Agreement, dated August 26, 2004, between NCI and Ken Maddox

†10.15	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†10.16	First Amendment, dated May 27, 2004, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated by reference herein)

†*10.17	Second Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn.

†10.18	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†*10.19	First Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn

†10.20	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†*10.21	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers

†10.22	NCI Building Systems, Inc. Deferred Compensation Plan (as effective December 8, 2005)( (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

*12.1	Computation of Ratios of Earnings to Fixed Charges

*13.1	2005 Annual Report to Shareholders. With the exception of the information incorporated by reference into Items 5, 6, 7, 7A, 8 and 9a of this Form 10-K, the 2005 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K.

14.1	Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*23.2	Report of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements