Form 10-Q
period 2006-01-29
NCI BUILDING SYSTEMS INC
filed 2006-03-10
CIK 883902

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 29, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value—20,454,728 shares as of March 8, 2006

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 29, 2006	October 29, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$216,865	$200,716
Accounts receivable, net	90,302	110,094
Inventories, net	120,866	113,421
Deferred income taxes	16,190	15,470
Prepaid expenses	3,436	2,963

Total current assets	447,659	442,664

Property, plant and equipment, net	183,246	185,278

Goodwill	339,114	339,157
Other assets	22,591	23,120

Total assets	$992,610	$990,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$2,000
Accounts payable	59,058	55,874
Accrued compensation and benefits	24,671	34,475
Accrued interest	3,653	4,298
Other accrued expenses	46,938	52,966

Total current liabilities	136,320	149,613

Long-term debt	370,500	371,000
Deferred income taxes	25,462	25,462

Total long-term liabilities	395,962	396,462

Stockholders’ equity:
Common stock	208	208
Additional paid-in capital	159,222	155,286
Retained earnings	342,222	329,329
Treasury stock, at cost	(41,324)	(40,679)

Total stockholders’ equity	460,328	444,144

Total liabilities and stockholders’ equity	$992,610	$990,219

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	January 29, 2006	January 29, 2005
Sales	$293,252	$245,239
Cost of sales	220,843	186,528

Gross profit	72,409	58,711
Selling, general and administrative expenses	49,698	38,621

Income from operations	22,711	20,090
Interest income	2,185	760
Interest expense	(4,176)	(3,136)
Other income, net	425	341

Income before income taxes	21,145	18,055
Provision for income taxes	8,252	7,333

Net income	$12,893	$10,722

Earnings per share:
Basic	$0.64	$0.53

Diluted	$0.62	$0.52

Weighted average shares outstanding:
Basic	19,993	20,336
Diluted	20,652	20,736

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 29, 2006	January 29, 2005
Cash flows from operating activities:
Net income	$12,893	$10,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,448	5,803
Share-based compensation expense	1,895	705
(Gain)/loss on sale of fixed assets	(42)	77
Inventory obsolescence	358	—
Provision for doubtful accounts	915	1,448
Deferred income tax benefit	(720)	(338)
Decrease in current assets	10,601	22,776
Decrease in current liabilities	(13,250)	(26,817)

Net cash provided by operating activities	19,098	14,376

Cash flows from investing activities:
Acquisitions	—	(22,590)
Capital expenditures	(4,097)	(3,075)
Proceeds from sale of fixed assets	194	33
Other	58	(533)

Net cash used in investing activities	(3,845)	(26,165)

Cash flows from financing activities:
Proceeds from stock options exercised	1,272	1,970
Excess tax benefits from share-based compensation arrangements	769	—
Issuance of convertible debt	—	180,000
Net payments on revolving lines of credit	—	(16,700)
Payments on long-term debt	(500)	(5,500)
Payments of financing costs	—	(4,369)
Purchase of treasury stock	(645)	—

Net cash provided by financing activities	896	155,401

Net increase in cash and cash equivalents	16,149	143,612
Cash and cash equivalents at beginning of period	200,716	8,222

Cash and cash equivalents at end of period	$216,865	$151,834

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries, except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month period ended January 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2006. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

For accounting purposes, we use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in fiscal year end effective for fiscal 2006 from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which effectively adds one calendar day to fiscal 2006, did not have and is not expected to have a material impact on our results of operations.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period. We have no other comprehensive income for any of the periods presented.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 – INVENTORIES

The components of inventory are as follows (in thousands):

	January 29, 2006	October 29, 2005
Raw materials	$80,613	$83,180
Work in process and finished goods	40,253	30,241

	$120,866	$113,421

NOTE 3 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. Steel represents approximately 72% of our cost of goods sold. We are not dependent on any one source for our supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 29, 2006		January 29, 2005
		%		%
Sales:
Metal components	$174,819	60	$139,406	57
Engineered building systems	118,825	40	98,930	40
Metal coil coating	63,301	22	52,707	22
Intersegment sales	(63,693)	(22)	(45,804)	(19)

Total net sales	$293,252	100	$245,239	100

Operating income:
Metal components	$21,215	12	$16,453	12
Engineered building systems	9,843	8	7,777	8
Metal coil coating	4,421	7	4,485	9
Corporate	(12,768)	—	(8,625)	—

Total operating income (% of sales)	$22,711	8	$20,090	8
Unallocated other expense	1,566		2,035

Income before income taxes	$21,145		$18,055

	January 29, 2006		October 29, 2005
Total assets:
Metal components	$335,254	34	$353,930	36
Engineered building systems	252,421	25	257,114	26
Metal coil coating	166,655	17	155,009	16
Corporate	238,280	24	224,166	22

Total assets	$992,610	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property and equipment associated with our headquarters in Houston, Texas. These items are not allocated to the segments because they are not utilized by management when evaluating the performance and related investments in the segments and because the related income and expenses of these assets are not allocated to the segments.

NOTE 4 – SHARE-BASED COMPENSATION

Prior to October 30, 2005, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended January 29, 2006 were $0.9 million and $0.6 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended January 29, 2006 would have been $0.67 and $0.65, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.64 and $0.62, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $0.8 million excess tax benefit classified as a financing cash inflow for the fiscal three month period ended January 29, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”), is an equity based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. Awards will normally terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Compensation Committee. As of January 29, 2006 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants, and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service conditions and typically vest over four years, although from time to time certain individuals have received restricted stock awards that vest at retirement or upon termination for good reason as defined by the Incentive Plan. At January 29, 2006 and October 29, 2005, a total of 1.1 million shares were available under the Incentive Plan for the further grants of awards.

Our option awards and restricted stock awards are subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the three months ended January 29, 2006 and for the fiscal year ended October 29, 2005 was $21.12 and $21.48, respectively. The weighted average assumptions for the periods indicated are noted in the following table.

	Three Months Ended January 29, 2006	Fiscal Year Ended October 29, 2005
Expected volatility	41.5%	57.0%
Expected term (in years)	6.25	7.00
Risk-free interest rate	4.4%	3.9% – 4.1%

The following is a summary of stock option transactions during the three months ending January 29, 2006 (in thousands, except weighted average exercise prices):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 29, 2005	1,251	$25.33
Granted	51	44.00
Cancelled	(13)	(25.19)
Exercised	(67)	(19.04)

Balance January 29, 2006	1,222	26.45	7.5 years	$27,975

Exercisable at January 29, 2006	543	$21.48	6.4 years	$15,136

The total intrinsic value of options exercised during the first three months of fiscal 2006 was $1.8 million. The following summarizes additional information concerning outstanding options at January 29, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$14.25 – 19.38	339	5.8 years	$16.67
$20.64 – 30.18	480	7.6 years	$26.85
$31.00 – 44.00	403	8.8 years	$34.22

	1,222	7.5 years	$26.45

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$14.25 – 19.38	278	$16.39
$20.64 – 30.18	201	25.11
$31.00 – 44.00	64	32.18

	543	$21.48

Restricted stock transactions during the three months ended January 29, 2006 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 29, 2005	491	$32.38
Granted	9	44.00
Distributed	(51)	38.47

Balance January 29, 2006	449	$31.91

The total share-based compensation cost that has been recognized in results of operations was $1.9 million and $0.7 million for the first three months of fiscal 2006 and fiscal 2005, respectively. Of these amounts, $1.7 million and $0.7 million were included in selling, general and administrative expense for the first three months of fiscal 2006 and fiscal 2005, respectively, with the remaining costs in each period in cost of goods sold. We have not capitalized any of the share-based compensation cost related to inventory or similar assets because such amounts have been insignificant. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million and $0.2 million for the first three months of fiscal 2006 and fiscal 2005, respectively. As of January 29, 2006, there was approximately $19.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.8 years.

Cash received from option exercises was $1.3 million and $2.0 million during the first three months of fiscal 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.7 million and $0.5 million for the first three months of fiscal 2006 and 2005, respectively.

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the fiscal three months ended January 29, 2005 (in thousands, except per share data):

Fiscal Three Months Ended January 29, 2005
Reported net income	$10,722
Add share-based employee compensation expense included in reported income, net of tax (1)	459
Deduct share-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,342)

Pro forma net income	$9,839

Basic Earnings Per Share
As reported	$0.53

Pro forma	$0.48

Diluted Earnings Per Share
As reported	$0.52

Pro forma	$0.47

(1)	Amount represents the after-tax compensation cost for restricted stock grants.

NOTE 5 – NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 29, 2006	January 29, 2005
Numerator for Basic and Diluted Earnings Per Share
Net income	$12,893	$10,722

Denominator for Diluted Earnings Per Share

Weighted average common shares outstanding	19,993	20,336
Common stock equivalents:
Employee stock options	215	365
Unvested restricted stock awards	61	35
Convertible Notes	383	—

Adjusted weighted average shares and assumed conversions for diluted earnings per share	20,652	20,736

Earnings per share:
Basic	$0.64	$0.53

Diluted	$0.62	$0.52

For the fiscal three months ended January 29, 2006, our average stock price traded above the initial conversion price ($40.14) of our 2.125% convertible senior subordinated notes due 2024 (the “Notes”). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we could have been required to issue had the Notes been convertible at January 29, 2006 have been included in the number of diluted shares outstanding for the fiscal three months ended January 29, 2006. Under the terms of the indenture under which the Notes were issued, however, the Notes are not convertible by the holders until the closing sales price of our stock exceeds 120% ($48.17) of the initial conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter, or if certain other conditions are met.

NOTE 6 – WARRANTY

We sell weather tightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years, with the majority being 20 years. We sell two types of warranties, standard and single source, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For single source warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. We amortize this deferred warranty revenue over the weighted average coverage period, which is approximately 18 years, in a manner that approximates our estimated expenses.

The following table represents our warranty liability activity for the three months ended January 29, 2006 (in thousands):

January 29, 2006
Beginning balance	$6,215
Warranties issued	367
Revenue recognized	(349)
Other	(43)

Ending balance	$6,190

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in reporting periods beginning after March 15, 2006. We believe this pronouncement may be relevant to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. We estimate that approximately $9.2 million of metal coil coating revenue was recognized during the first fiscal quarter of 2006 on steel coils subsequently acquired by our engineered building systems and metal components segments. We further estimate that the annual amount of such revenue recognized in 2005 ranged between $35 million and $45 million. We are currently evaluating the effect that the implementation of EITF No. 04-13 will have on our results of operations, cash flows or financial condition, and plan to implement this pronouncement as necessary prospectively on the first day of our fiscal third quarter. We estimate that the likely effect of adopting this accounting treatment will be to net the identified revenues against cost of goods sold, which will reduce gross revenues. However, net income will be reduced only to the extent that the related steel coils remain in ending inventory. The initial impact on net income in the period of adoption is estimated to range from $0.25 million to $1 million, with subsequent impacts on net income only to the extent that the ending inventory values fluctuate from period to period.

NOTE 8 – CONTINGENCIES

On or about September 15, 2003, Bethlehem Steel Corporation (“Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York and on or about March 5, 2004, National Steel Corporation (“National”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois-Eastern Division. The lawsuits were filed as part of Bethlehem and National’s respective bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations. On December 8, 2005, we entered into a settlement agreement with National, wherein both parties agreed to dismiss the actions with prejudice and waive any and all claims. The proposed settlement has been submitted to the bankruptcy court for approval.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for

entry into the Voluntary Cleanup Program, which has been accepted. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon the finalization of a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) has now been approved by the TCEQ, and we are preparing our proposed remedial action that will be filed with the TCEQ in the second quarter of fiscal 2006. We expect the cleanup to begin in either the late second quarter or early third quarter of fiscal 2006 and to be completed by the end of our first quarter for fiscal 2007. We can give no assurance that actual costs of remediation will not exceed our estimate, perhaps significantly; however, the accrued amount represents our best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us. We have not recorded any receivables for potential reimbursements from such third parties.

From time to time, we are involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the potential range of damages, if any, we might incur in connection with these legal proceedings, we believe that these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

In 2005, the Internal Revenue Service began audits of certain tax returns. Because these audits are ongoing, we are unable to determine what impact, if any, resolution of these audits may have on our consolidated financial position or results of operations.

NOTE 9 – ACQUISITIONS

In December 2004, we purchased substantially all of the operating assets of Heritage Building Systems, Inc. (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to us by Heritage and Steelbuilding.com at the time of closing and approximately $6.4 million in restricted NCI common stock (199,767 shares). The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $14.0 million. The $6.4 million in restricted NCI common stock relates to up to 10-year non-compete agreements with certain of the sellers of Heritage and Steelbuilding.com. We will expense the approximate $6.4 million in restricted stock ratably over the terms of the agreements.

In December 2004, we also purchased our joint venture partner’s 49% minority interest in our manufacturing facility in Monterrey, Mexico for approximately $10.0 million in cash. The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $7.0 million.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

NOTE 10 – SUBSEQUENT EVENTS

In February 2006, we entered into a definitive agreement to purchase the business of Robertson-Ceco Corporation (“RCC”) for $370 million in cash. RCC operates the Robertson Building Systems, Ceco Building Systems, Star Building Systems and Steelspec divisions, and is a leader in the metal buildings industry. For the year ended December 31, 2005, RCC had revenues of approximately $430 million. The acquisition is subject to a number of closing conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close in the second fiscal quarter of 2006.

The acquisition will be financed through a combination of cash on hand, operating cash flow and additional term loan proceeds from the anticipated expansion of our existing term loan facility.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 29, 2005.

OVERVIEW

NCI Building Systems, Inc. is one of North America’s largest integrated manufacturers and marketers of products for the non-residential construction industry. We design, manufacture and market metal components and engineered building systems and provide metal coil coating services primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications. For accounting purposes, we use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in fiscal year end effective for fiscal 2006 from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which adds one calendar day to fiscal 2006, did not have, and is not expected to have, a material impact on our results of operations.

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

In February 2006, we entered into a definitive agreement to purchase the business of Robertson-Ceco Corporation (“RCC”) for $370 million in cash. RCC operates the Robertson Building Systems, Ceco Building Systems, Star Building Systems and Steelspec divisions, and is a leader in the metal buildings industry. For the year ended December 31, 2005, RCC had revenues of approximately $430 million. The acquisition is subject to a number of closing conditions, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and is expected to close by early April 2006.

Sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long-term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. Steel represented approximately 72% of our costs of goods sold in our first fiscal quarter 2006. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “—Liquidity and Capital Resources —Steel Prices” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Steel Prices”.

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for 2006 expects a total non-residential construction growth of 4% in square footage and 8% in dollar value.

We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income and whether or not each segment has achieved its projected sales goals, and (ii) non-financial efficiency indicators such as revenue per employee, man hours per ton of steel produced and shipped tons per employee. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings per share, as key indicators of shareholder value. Consequently, we pay management bonuses only if we achieve a return on adjusted operating assets (“ROA”) of at least 15% in fiscal 2005 and 14% in fiscal 2006 or, for the senior executives, a growth in earnings per share of at least 10%. Our bonus program provides that ROA is calculated by dividing EBIT plus deferred financing costs by assets, excluding cash, deferred taxes and goodwill.

RESULTS OF OPERATIONS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. These aggregations are based on the similar nature of the products, distribution channels, and management and reporting for those products. All segments operate primarily in the non-residential construction market. Sales and earnings are influenced by general economic conditions, the level of non-residential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.

Products of all business segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Intersegment sales are recorded based on weighted average costs and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both of the metal components and engineered building systems segments. This provides better customer service, shorter delivery time and minimizes transportation costs to the customer. Segment information is included in Note 3 of the consolidated financial statements.

The following table represents sales to outside customers, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 29, 2006		January 29, 2005
		%		%
Sales:
Metal components	$174,819	60	$139,406	57
Engineered building systems	118,825	40	98,930	40
Metal coil coating	63,301	22	52,707	22
Intersegment sales	(63,693)	(22)	(45,804)	(19)

Total net sales	$293,252	100	$245,239	100

Operating income:
Metal components	$21,215	12	$16,453	12
Engineered building systems	9,843	8	7,777	8
Metal coil coating	4,421	7	4,485	9
Corporate	(12,768)	—	(8,625)	—

Total operating income (% of sales)	$22,711	8	$20,090	8
Unallocated other expense	1,566		2,035

Income before income taxes	$21,145		$18,055

	January 29, 2006		October 29, 2005
Total assets:
Metal components	$335,254	34	$353,930	36
Engineered building systems	252,421	25	257,114	26
Metal coil coating	166,655	17	155,009	16
Corporate	238,280	24	224,166	22

Total assets	$992,610	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property and equipment associated with our headquarters in Houston, Texas. These items are not allocated to the segments because they are not utilized by management when evaluating the performance and related investments in the segments and because the related income and expenses of these assets are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JANUARY 29, 2006 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 29, 2005

Consolidated sales for the three months ended January 29, 2006 were $293.3 million compared with $245.2 million for the three months ended January 29, 2005. Sales were up 20% primarily due to increased tonnage volumes in all three segments. Higher tonnage volumes were driven by an improving market for non-residential construction and more favorable weather conditions.

Consolidated cost of sales increased 18% for the three months ended January 29, 2006 to $220.8 million compared with $186.5 million for the three months ended January 29, 2005. Gross margins were 24.7% for the three months ended January 29, 2006 compared to 23.9% for the same prior year period. Materials cost as a percentage of revenue remained the same for both periods, but the manufacturing expenses as a percentage of revenue decreased for the three months ended January 29, 2006 due to the presence of certain fixed manufacturing costs, resulting in higher gross margins for the period.

During the first quarter of fiscal 2005, we had a benefit of $1.9 million, $1.1 million after tax, related to more favorable group medical claims experience than previously estimated.

Metal components sales increased $35.4 million to $174.8 million, in the three months ended January 29, 2006 compared to $139.4 million in the prior year’s period. Sales were up primarily due to a 35% increase in tons shipped. Sales to third parties for the three months ended January 29, 2006 increased $29.9 million to $153.8 million from $123.9 million in the prior year’s quarter. The remaining $5.5 million represents an increase in intersegment sales. Metal components accounted for 60% of total consolidated sales in the three months ended January 29, 2006 compared to 57% in the three months ended January 29, 2005.

Operating income of the metal components segment increased 29% in the three months ended January 29, 2006, to $21.2 million compared to $16.5 million in the prior year. This $4.7 million increase resulted primarily from a $9.0 million increase in gross profit offset by a $4.3 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily due to $2.4 million resulting from the inclusion of Heritage Building Systems, Inc. (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) for the full quarter in the 2006 period as compared to partial quarter in 2005 and increases in selling expenses of $1.0 million on higher sales activity.

Engineered building systems sales increased $19.9 million to $118.8 million in the three months ended January 29, 2006 compared to $98.9 million in the prior year’s period. Sales were up primarily due to a 28% increase in tons shipped. Sales to third parties for the three months ended January 29, 2006 increased $15.6 million to $110.4 million from $94.8 million in the prior year’s period. The remaining $4.3 million represents an increase in intersegment sales for the three months ended January 29, 2006. Engineered building systems accounted for 40% of total consolidated sales in the three months ended January 29, 2006 and January 29, 2005.

Operating income of the engineered building systems segment increased 26% in the three months ended January 29, 2006 to $9.8 million, compared to $7.8 million in the prior year’s period. This $2.0 million increase resulted primarily from a $4.8 million increase in gross profit offset by a $2.8 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily due to increases in engineering expenses of $1.2 million on the increased sales activity and $0.5 million related to higher general liability self-insurance costs , as well as the lack of a corresponding benefit in the 2006 period to the $0.8 million benefit in the prior year’s quarter related to more favorable group medical claims experience.

Metal coil coating sales increased $10.6 million to $63.3 million in the three months ended January 29, 2006 from $52.7 million in the prior year’s period. Sales to third parties for the three months ended January 29, 2006 increased $2.6 million to $29.1 million from $26.5 million in the prior year’s period. The remaining increase of $8.0 million represents an increase in intersegment sales to $34.2 million for the three months ended January 29, 2006 from $26.2 million in the prior year’s period. Metal coil coating accounted for 22% of total consolidated sales in both the three months ended January 29, 2006 and the three months ended January 29, 2005.

Operating income of the metal coil coating segment decreased by 2%, to $4.4 million, compared to $4.5 million in the prior year’s period primarily due to decreased gross margins. The decrease in gross margin primarily resulted from utility cost increases, specifically natural gas costs, during the three months ended January 29, 2006 compared to the three months ended January 29, 2005, and the less efficient utilization of manufacturing facilities due to the implementation of a new operating system (Oracle 11i) in three of our coating plants in Houston, Mississippi and Tennessee. As a percentage of segment sales, operating income in the three months ended January 29, 2006 was 7%, compared to 9% in the three months ended January 29, 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $49.7 million in the three months ended January 29, 2006 compared to $38.6 million in the prior year’s period. Of this $11.1 million increase, $2.4 million resulted from the inclusion of Heritage and Steelbuilding.com for the full quarter in the 2006 period as compared to the partial quarter in 2005. The remaining increase was primarily the result of higher health care costs of $1.8 million due to a prior year period benefit, higher selling expenses of $1.2 million and engineering expenses of $1.2 million on increased sales activity, and an increase in share-based compensation expense of $0.9 million due to the adoption of SFAS 123(R). In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes Oxley Act of 2002. As a percent of sales, selling, general and administrative expenses were 17% for the three months ended January 29, 2006 as compared to 16% for the three months ended January 29, 2005.

Consolidated interest expense for the three months ended January 29, 2006 increased by 35%, to $4.2 million compared to $3.1 million for the prior year’s period. This increase was primarily due to substantial increases in interest rates on variable rate borrowings under our senior secured credit facility.

Consolidated provision for income taxes for the three months ended January 29, 2006 increased 14% to $8.3 million compared to $7.3 million for the prior year’s period. The increase was primarily due to a $3.1 million increase in pre-tax earnings offset by a decrease in the effective tax rate from 40.6% for the three months ended January 29, 2005 to 39.0% for the three months ended January 29, 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction.

In 2005, the Internal Revenue Service began audits of certain tax returns. Because these audits are ongoing, we are unable to determine what impact, if any, resolution of these audits may have on our consolidated financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

General

On January 29, 2006 we had working capital of $311.3 million compared to $293.1 million at the end of fiscal 2005, an $18.2 million increase. Similarly, our cash and cash equivalents increased $16.2 million to $216.9 million compared to $200.7 million at October 29, 2005. The increase primarily resulted from cash provided by operating activities of $19.1 million in the first fiscal quarter of 2006, partially offset by $3.8 million of cash used in investing activities primarily for capital expenditures. The cash provided by operating activities was positively impacted by a $19.8 million decrease in accounts receivable from the end of fiscal 2005 which was partially offset by a $7.4 million increase in inventory during the same period.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A1or P-1.

Debt

Our $325 million senior secured credit facility includes a $125 million five-year revolving loan maturing on June 18, 2009 and a $200 million, six-year term loan maturing on June 18, 2010. The term loan currently requires principal payments of $0.5 million each quarter with a final payment of $188.5 million at maturity. At January 29, 2006, no amounts were outstanding under revolving loan agreements and $192.5 million was outstanding under the term loan.

In October 2005, we amended our senior secured credit facility. The amendments, among other things, (i) provided a permanent waiver of the mandatory prepayment provision that pertained to the $180 million aggregate principal amount of 2.125% convertible senior subordinated notes due 2024 (the “Notes”) issued in November

2004, (ii) reduced the applicable margin for term loans from 2.0% to 1.5% for LIBOR loans and from 1.0% to 0.5% for base rate loans, (iii) increased the restricted payments basket from $25.0 million plus 25% of net income to $35.0 million plus 25% of net income and (iv) accelerated the scheduled step-down of the maximum senior leverage ratio to 3.0:1 from May 2007 to the date of the amendment.

Loans on the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25% and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus a margin, which for term loans is 0.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving loan and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan during the second quarter of fiscal 2006.

The senior secured credit facility is secured by (1) 100% of our accounts receivable, inventory and equipment and related assets such as our software, chattel paper, instruments and contract rights (excluding foreign operations) and (2) 100% of the capital stock and other equity interests in each of our direct and indirect operating domestic subsidiaries and 65% of the capital stock in each of our foreign subsidiaries.

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of four to one and maximum ratios of total debt and senior debt to Consolidated EBITDA of four to one and three to one, respectively. At January 29, 2006, our leverage, interest coverage and senior debt ratios were 2.69, 9.67 and 1.42, respectively, and, we were in compliance with all ratio requirements and covenants in our senior credit facility.

The senior secured credit facility also restricts our ability to undertake additional debt or equity financing.

Borrowings under the senior secured credit facility may be repaid at anytime and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. We are required to make mandatory payments on the senior secured credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, or to the extent that our cash flow exceeds certain thresholds in the prior quarter, in each case subject to certain limitations and conditions. These payments must first be applied to the term loan and then to the reduction of the revolving commitment.

We are currently in negotiations with the lenders under our senior secured credit facility to increase our existing term facility by $200 million to fund the purchase price of our pending acquisition of RCC, to the extent that the cash purchase price exceeds our cash available at closing. We are also requesting an expansion of the existing accordion feature of the facility from $100 million to $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes.

At January 29, 2005 and January 29, 2006, we had approximately $118.0 million and $115.6 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $7.0 million and $9.4 million, respectively) under the senior secured credit facility, of which a total of $20 million may be utilized for standby letters of credit.

In November 2004, we completed an offering of the Notes with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit agreements. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met. At January 29, 2006, $180 million principal amount of the Notes was outstanding. During the first fiscal quarter of 2006, our stock price initially exceeded the 120% conversion threshold of the Notes. If our stock price continues to be higher than $48.16 for at least 20 trading days in the 30 consecutive trading day period ending March 31, 2006, our Notes may then be converted by the holders, at their option. At that time, the outstanding $180 million obligation included in long-term debt will, by its terms, become a current obligation. However, because we expect to have sufficient capacity under existing long-term facilities to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity throughout fiscal 2006, we expect to continue to classify the obligation as long-term in our balance sheet.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past, sought to raise additional capital and may do so again in the future.

Historically since 1999, cash generated from operations and from sales of assets and investments has generated sufficient cash to fund acquisitions completed prior to fiscal 2005 for an aggregate of approximately $62 million and to repay an aggregate of $372 million of the $565 million of long-term indebtedness outstanding after the acquisition of Metal Building Components, Inc. and California Finished Metals, Inc. in May 1998. We expect that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under our senior secured credit facility as well as the net proceeds from our offering of the Notes will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund planned capital expenditures of approximately $29 million for fiscal 2006 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness. However, as noted above, we anticipate amending and increasing the existing term facility to partially fund the RCC acquisition which we expect to close in the second fiscal quarter of 2006. Our ability to amend and extend our credit facilities to complete the planned acquisition and provide working capital liquidity will be dependent upon our continued compliance with the financial and other covenants in our existing senior secured credit facility and the indenture for the Notes. We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, or the $188.5 million final installment on our term loan by its maturity date in June 2010, we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

Steel Prices

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $245 per ton at the end of our first fiscal quarter of fiscal 2006. While we expect recent trends will continue into 2006 with anticipated weighted average steel price increases in the 9% range, AMI Partners, an international market-research firm, has recently forecasted that steel prices may remain flat and possibly soften in 2006. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During fiscal 2005, we purchased approximately 38% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and adversely affect our business.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 29, 2006, we were not involved in any unconsolidated SPE transactions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, self insurance accruals, goodwill, allowance for doubtful accounts and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2005. In addition, following the adoption of SFAS 123(R), we consider our policies related to share-based compensation to be a critical accounting policy.

Share-Based Compensation

Prior to October 30, 2005, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method.

Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended January 29, 2006 are $0.9 million and $0.6 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended January 29, 2006 would have been $0.67 and $0.65, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.64 and $0.62, respectively.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future.

The compensation cost related to these share-based awards is recognized over the requisite service period. The requisite service period is generally the period during which an employee is required to provide service in exchange for the award.

Our option awards and restricted stock awards are subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF “) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF No. 04-13 is effective in reporting periods beginning after March 15, 2006. We believe this pronouncement may be relevant to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. We estimate that approximately $9.2 million of metal coil coating revenue was recognized during the first fiscal quarter of 2006 on steel coils subsequently acquired by our engineered building systems and metal components segments. We further estimate that the annual amount of such revenue recognized in 2005 ranged between $35 million and $45 million. We are currently evaluating the effect that the implementation of EITF No. 04-13 will have on our results of operations, cash flows or financial condition, and plan to implement this pronouncement as necessary prospectively on the first day of our fiscal third quarter. We estimate that the likely effect of adopting this accounting treatment will be to net the identified revenues against cost of goods sold, which will reduce gross revenues. However, net income will be reduced only to the extent that the related steel coils remain in ending inventory. The initial impact on net income in the period of adoption is estimated to range from $0.25 million to $1 million, with subsequent impacts on net income only to the extent that the ending inventory values fluctuate from period to period.

OTHER MATTERS

Reference is made to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005 filed with the Securities and Exchange Commission for a discussion of critical accounting policies, legal proceedings and risk factors.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on management’s beliefs and assumptions based on information available to management at the time the statements are made. We caution that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot give assurance that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material pricing;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings, and general economic conditions affecting the construction industry:

•	expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Act applicable to acquisitions;

•	our ability to effectively integrate the operations of acquired businesses with ours;

•	the costs of closing acquisitions; and

•	other risks detailed under the caption “Risk Factors” in this report and in our Annual Report on Form 10-K as filed with the SEC

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in its expectations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. Steel constituted approximately 72% of our cost of sales in our first fiscal quarter of 2006. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $245 per ton at the end of our first fiscal quarter of fiscal 2006. While we expect recent trends will continue into 2006 with anticipated weighted average steel price increases in the 9% range, AMI Partners, an international market-research firm, has recently forecasted that steel prices may remain flat and possibly soften in 2006. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition.

We rely on a few major suppliers for our supply of steel, and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first fiscal quarter of 2006, we purchased approximately 35% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

With steel accounting for approximately 72% of our cost of sales, a 1% change in the cost of steel would have resulted in an impact of approximately $1.6 million for the three months ended January 29, 2006. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 29, 2005, we had $193 million outstanding under our senior secured credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates; however, there were no such swaps outstanding during any of the periods presented herein.

Foreign Currency Exchange Rates

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency exchange gains and losses, which have historically not been material, are reflected in income for the period. Net foreign currency exchange gains for the three months ended January 29, 2006 and for the three months ended January 29, 2005 were $28,391 and $32,372, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, the CEO and the CFO concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the first quarter of fiscal 2006, we have not made any change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 15, 2003, Bethlehem Steel Corporation (“Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York on or about March 5, 2004, National Steel Corporation (“National”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois-Eastern Division. The lawsuits were filed as part of Bethlehem and National’s respective bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations. On December 8, 2005, we entered into a settlement agreement with National, wherein both parties agreed to dismiss the actions with prejudice and waive any and all claims. The proposed settlement has been submitted to the bankruptcy court for approval.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings have been sampled and analyzed to determine the impact on the soil at this site, and the findings indicate that remediation of the site will likely be necessary. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program, which has been accepted. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon the finalization of a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) has now been approved by the TCEQ, and we are preparing our proposed remedial action that will be filed with the TCEQ in the second quarter of fiscal 2006. We expect the cleanup to begin in either the late second quarter or early third quarter of fiscal 2006 and to be completed by the end of our first quarter for fiscal 2007. We can give no assurance that actual costs of remediation will not exceed our estimate, perhaps significantly; however, the accrued amount represents our best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. We have brought suit against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that our efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective for us. We have not recorded any receivables for potential reimbursements from such third parties.

From time to time, we are involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the potential range of damages, if any, we might incur in connection with these legal proceedings, we believe that these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

Item 1A. Risk Factors.

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including the pending Robertson-Ceco acquisition, involves a number of risks, including:

•	the risk of incorrect assumptions or estimates regarding the future results of the acquired business or expected cost reductions or other synergies expected to be realized as a result of acquiring the business;

•	diversion of management’s attention from existing operations;

•	unexpected losses of key employees, customers and suppliers of the acquired business;

•	conforming the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations;

•	increasing the scope, geographic diversity and complexity of our operations.

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

Our acquisition strategy subjects us to numerous risks that could adversely affect our results of operations.

Acquisitions are an essential part of our growth strategy, and our ability to acquire additional businesses or operations on favorable terms is important to our long-term growth. Depending on conditions in the acquisition market, it may be difficult or impossible for us to identify business or operations for acquisition, or we may not be able to make acquisitions on terms that we consider economically acceptable. Even if we are able to identify suitable acquisition opportunities, our acquisition strategy depends upon, among other things, our ability to obtain financing and, in some cases, regulatory approvals, including under the Hart-Scott-Rodino Act.

The pending Robertson-Ceco acquisition, as well as possible future acquisitions, could result in our incurring additional debt, contingent liabilities and expenses, all of which could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 30, 2005 to November 27, 2005	—		—	—	135,992
November 28, 2005 to December 25, 2005	12,484	(2)	$42.96	—	135,992

December 26, 2005 to January 29, 2006	—		—	—	135,992

Total	12,484		$42.96	—	135,992

(1)	On November 9, 2000, we publicly announced that our board of directors authorized the repurchase of up to 1.5 million shares of our common stock. On September 2, 2005, we announced that our board of directors had reaffirmed our previously authorized share repurchase program, authorizing the repurchase of up to 1.2 million shares. There is no expiration date for our repurchase program.

(2)	These were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the last day prior to the vesting date.

Item 6. Exhibits.

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through September 1, 2005 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated September 1, 2005 and incorporated by reference herein)

†10.1	Amended and Restated Bonus Program, as amended and restated as of December 8, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein).

†10.2	NCI Building Systems, Inc. Deferred Compensation Plan (as effective December 8, 2005) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

*12.1	Computation of Ratios of Earnings to Fixed Charges

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 10, 2006	By:	/s/ Frances R. Powell
Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through September 1, 2005 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated September 1, 2005 and incorporated by reference herein)

†10.1	Amended and Restated Bonus Program, as amended and restated as of December 8, 2005 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein).

†10.2	NCI Building Systems, Inc. Deferred Compensation Plan (as effective December 8, 2005) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 8, 2005 and incorporated by reference herein)

*12.1	Computation of Ratios of Earnings to Fixed Charges

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements