Form 10-Q
period 2006-04-30
NCI BUILDING SYSTEMS INC
filed 2006-06-09
CIK 883902

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2006

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

Common Stock, $.01 Par Value—20,571,416 shares as of June 2, 2006

Part I - Financial Information

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30, 2006	October 29, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,769	$200,716
Accounts receivable, net	139,752	110,094
Inventories, net	154,323	113,421
Deferred income taxes	22,760	15,470
Prepaid expenses	7,579	2,963

Total current assets	364,183	442,664

Property, plant and equipment, net	245,450	185,278

Goodwill	609,693	339,157
Intangible assets, net	46,629	11,145
Other assets	13,585	11,975

Total assets	$1,279,540	$990,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5,044	$2,000
Accounts payable	76,753	55,874
Accrued compensation and benefits	35,356	34,475
Accrued interest	3,726	4,298
Other accrued expenses	49,183	52,966

Total current liabilities	170,062	149,613

Long-term debt	570,447	371,000
Deferred income taxes	48,475	25,462
Pension liability	10,640	—

Total long-term liabilities	629,562	396,462

Stockholders’ equity:
Common stock	211	208
Additional paid-in capital	167,759	155,286
Retained earnings	353,401	329,329
Accumulated other comprehensive income	194	—
Treasury stock, at cost	(41,649)	(40,679)

Total stockholders’ equity	479,916	444,144

Total liabilities and stockholders’ equity	$1,279,540	$990,219

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	April 30, 2006	April 30, 2005
Sales	$329,362	$250,571
Cost of sales	253,812	189,013

Gross profit	75,550	61,558
Selling, general and administrative expenses	53,689	41,447

Income from operations	21,861	20,111
Interest income	1,822	1,004
Interest expense	(5,425)	(3,583)
Other income, net	107	349

Income before income taxes	18,365	17,881
Provision for income taxes	7,186	7,149

Net income	$11,179	$10,732

Earnings per share:
Basic	$0.55	$0.52

Diluted	$0.51	$0.51

Weighted average shares outstanding:
Basic	20,179	20,623
Diluted	21,892	21,013

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Six Months Ended
	April 30, 2006	April 30, 2005
Sales	$622,614	$495,810
Cost of sales	474,655	375,541

Gross profit	147,959	120,269
Selling, general and administrative expenses	103,387	80,068

Income from operations	44,572	40,201
Interest income	4,007	1,764
Interest expense	(9,601)	(6,719)
Other income, net	532	690

Income before income taxes	39,510	35,936
Provision for income taxes	15,438	14,482

Net income	$24,072	$21,454

Earnings per share:
Basic	$1.20	$1.05

Diluted	$1.13	$1.03

Weighted average shares outstanding:
Basic	20,086	20,480
Diluted	21,342	20,875

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	April 30, 2006	April 30, 2005
Cash flows from operating activities:
Net income	$24,072	$21,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,416	11,609
Share-based compensation expense	4,033	1,657
(Gain)/loss on sale of fixed assets	(30)	109
Inventory obsolescence	(85)	129
Provision for doubtful accounts	1,632	163
Deferred income taxes	(1,532)	—
Decrease in current assets	9,173	34,327
Decrease in current liabilities	(40,880)	(21,901)

Net cash provided by operating activities	9,799	47,547

Cash flows from investing activities:
Acquisitions, net of cash acquired	(365,877)	(27,145)
Capital expenditures	(9,632)	(7,796)
Other	(1,187)	(221)

Net cash used in investing activities	(376,696)	(35,162)

Cash flows from financing activities:
Proceeds from stock options exercised	5,279	4,410
Excess tax benefits from share-based compensation arrangements	3,164	—
Issuance of convertible debt	—	180,000
Issuance of long-term debt	200,000	—
Net payments on revolving lines of credit	—	(16,700)
Payments on long-term debt	(1,004)	(6,000)
Payment of financing costs	(519)	(4,639)
Purchase of treasury stock	(970)	—

Net cash provided by financing activities	205,950	157,071

Net (decrease) increase in cash and cash equivalents	(160,947)	169,456
Cash and cash equivalents at beginning of period	200,716	8,222

Cash and cash equivalents at end of period	$39,769	$177,678

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which consist of normal recurring entries, except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal six month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2006. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

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

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Total comprehensive income was $11.4 million and $24.3 million for the three months and six months ended April 30, 2006, respectively, due to the inclusion of a foreign translation gain of $0.2 million.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 - ACQUISITIONS

On April 7, 2006, we completed the acquisition of the operations of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now a subsidiary of NCI and the results of RCC’s operations after April 7, 2006 are included in our condensed consolidated financial statements. RCC operates the Robertson Building Systems, Ceco Building Systems and Star Building Systems divisions and is a leader in the metal buildings industry. This transaction will create an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Cash consideration	$366,550
Transaction costs	4,224

$370,774

The purchase price is subject to a 90 day post closing adjustment based on net working capital as defined in the Stock Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 7, 2006. The fair value of certain assets acquired and liabilities assumed are preliminary and the final determination of any required purchase accounting adjustments will be made upon the completion of our fair value assessments. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. Additionally, as these plans are finalized, we may identify certain integration charges that may need to be recognized. These amounts, if they were to be necessary, would be recorded to goodwill as part of the purchase accounting or recognized as a charge to income, depending on the nature of the item. As a result, the initial purchase price allocations may be adjusted for changes in estimates of the fair value of assets acquired and liabilities assumed.

(In thousands)	April 7, 2006
Current assets	$90,793
Current deferred income taxes	5,442
Property, plant and equipment	63,040
Goodwill	270,579
Intangible assets	36,200
Other assets	81

Assets acquired	466,135

Current liabilities	59,503
Long-term debt	2,524
Deferred income taxes	22,694
Other liabilities	10,640

Liabilities assumed	95,361

Net assets acquired	$370,774

The current deferred tax asset primarily relates to a timing difference between the treatment of the pension liability for book and tax purposes.

The long-term deferred tax liability primarily relates to differences between the book basis and tax basis of property, plant and equipment and intangible assets, which were written up to fair market value for book purposes when accounting for the RCC acquisition.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $270.6 million was recorded in our engineered building systems segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

The amount allocated to intangible assets was attributed to the following categories (in thousands):

Trade names	$19,000
Backlog	800
Customer lists and relationships	16,400

$36,200

Trade names represent the fair value of the Robertson, Star and Ceco trade names. This asset has an indefinite life and is not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some in place for decades. Our past practice and current intentions are to maintain the trade names. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Backlog is amortized over one year and customer lists and relationships are amortized over fifteen years.

For all our intangibles, the weighted average estimated useful life is 13.2 years. We recognized $0.7 million in amortization expense for all intangibles during the six month period ended April 30, 2006. Total accumulated amortization was $1.7 million at April 30, 2006. We expect to recognize amortization expense over the next five fiscal years as follows (in millions):

May 1, 2006 to October 29, 2006	$1.5
2007	2.5
2008	2.2
2009	2.2
2010	2.2

We report on a fiscal year that ends the Sunday closest to October 31. RCC previously reported on a calendar year that ended on December 31. The unaudited pro forma financial information was prepared based on financial information for RCC for the calendar months of November through April, which correlates to the three-month and six-month periods corresponding to our fiscal periods. The unaudited pro forma financial information in the table below for the fiscal three months ended April 30, 2006 and 2005 and the fiscal six months ended April 30, 2006 and 2005 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies from consolidating procurement activities, integrating manufacturing processes and improving engineering quality. The pro forma information does not reflect these potential expenses or synergies.

	Unaudited Pro Forma		Unaudited Pro Forma
	Fiscal Three Months Ended		Fiscal Six Months Ended
(In thousands except per share amounts)	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Sales	$405,777	$341,417	$807,187	$691,380
Net income	$11,588	$11,077	$28,032	$24,632
Earnings per share:
Basic	$0.57	$0.54	$1.40	$1.20
Diluted	$0.53	$0.53	$1.31	$1.18

NOTE 3 – INVENTORIES

The components of inventory are as follows (in thousands):

	April 30, 2006	October 29, 2005
Raw materials	$110,018	$83,180
Work in process and finished goods	44,305	30,241

	$154,323	$113,421

NOTE 4 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on weighted average costs and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal six months ended April 30, 2006, steel represented approximately 74% of our cost of goods sold. We are not dependent on any one source for our supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 30, 2006		April 30, 2005		April 30, 2006		April 30, 2005
		%		%		%		%
Sales:
Metal components	$174,078	53	$145,146	58	$348,897	56	$284,552	57
Engineered building systems	154,489	47	105,709	42	273,314	44	204,639	41
Metal coil coating	61,055	19	54,193	22	124,356	20	106,900	22
Intersegment sales	(60,260)	(18)	(54,477)	(22)	(123,953)	(20)	(100,281)	(20)

Total sales	$329,362	100	$250,571	100	$622,614	100	$495,810	100

Operating income:
Metal components	$18,324	11	$17,717	12	$39,539	11	$34,170	12
Engineered building systems	10,149	7	9,272	9	19,992	7	17,049	8
Metal coil coating	5,564	9	3,622	7	9,985	8	8,107	8
Corporate	(12,176)	—	(10,500)	—	(24,944)	—	(19,125)	—

Total operating income (% of sales)	$21,861	7	$20,111	8	$44,572	7	$40,201	8
Unallocated other expense	3,496		2,230		5,062		4,265

Income before income taxes	$18,365		$17,881		$39,510		$35,936

	April 30, 2006		October 29, 2005
Total assets:		%		%
Metal components	$336,035	26	$353,930	36
Engineered building systems	710,396	56	257,114	26
Metal coil coating	169,905	13	155,009	16
Corporate	63,204	5	224,166	22

Total assets	$1,279,540	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NOTE 5 – SHARE-BASED COMPENSATION

Prior to October 30, 2005, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended April 30, 2006 were $0.9 million and $0.5 million lower, respectively, and for the fiscal six months ended April 30, 2006 were $1.8 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended April 30, 2006 would have been $0.58 and $0.54, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.55 and $0.51, respectively. Basic and diluted earnings per share for the fiscal six months ended April 30, 2006 would have been $1.25 and $1.18, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.20 and $1.13, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.2 million excess tax benefit classified as a financing cash inflow for the fiscal six month period ended April 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R).

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. Awards will normally terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Compensation Committee. As of April 30, 2006 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service conditions and typically vest over four years, although from time to time certain individuals have received restricted stock awards that vest at retirement or upon termination after a change of control without cause or for good reason, as defined by the agreements governing such awards. At April 30, 2006 and October 29, 2005, a total of approximately 1.1 million shares were available under the Incentive Plan for the further grants of awards.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the six months ended April 30, 2006 and for the fiscal year ended October 29, 2005 was $21.12 and $21.48, respectively. The weighted average assumptions for the periods indicated are noted in the following table:

	Six Months Ended April 30, 2006	Fiscal Year Ended October 29, 2005
Expected volatility	41.5%	57.0%
Expected term (in years)	6.25	7.00
Risk-free interest rate	4.4%	3.9% – 4.1%

The following is a summary of stock option transactions during the six months ended April 30, 2006 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 29, 2005	1,251	$25.33
Granted	51	44.00
Cancelled	(21)	(27.38)
Exercised	(244)	(21.24)

Balance April 30, 2006	1,037	27.17	7.4 years	$39,300

Exercisable at April 30, 2006	468	$22.98	6.5 years	$19,667

The total intrinsic value of options exercised during the first six months of fiscal 2006 was $7.6 million. The following summarizes additional information concerning outstanding options at April 30, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$14.25 – 19.38	254	5.6 years	$16.87
$20.64 – 30.18	437	7.6 years	$27.06
$31.00 – 44.00	346	8.6 years	$34.62

	1,037	7.4 years	$27.17

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$14.25 – 19.38	200	$16.59
$20.64 – 30.18	172	25.27
$31.00 – 44.00	96	32.23

	468	$22.98

Restricted stock transactions during the six months ended April 30, 2006 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 29, 2005	491	$32.38
Granted	18	50.39
Distributed	(65)	36.87

Balance April 30, 2006	444	$32.44

The total pre-tax share-based compensation cost that has been recognized in results of operations was $2.1 million and $1.0 million for the three months ended April 30, 2006 and April 30, 2005, respectively, and $4.0 million and $1.7 million for the six months ended April 30, 2006 and April 30, 2005, respectively. Of these amounts, $1.8 million and $1.0 million were included in selling, general and administrative expense for the three months ended April 30, 2006 and April 30, 2005, respectively, and $3.5 million and $1.7 million for the six months ended April 30, 2006 and April 30, 2005, respectively, with the remaining costs in each period in cost of goods sold. We have not capitalized any of the share-based compensation cost related to inventory or similar assets because such amounts have been insignificant. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.8 million and $0.4 million for the three months ended April 30, 2006 and April 30, 2005, respectively, and $1.5 million and $0.6 million for the six months ended April 30, 2006 and April 30, 2005, respectively. As of April 30, 2006, there was approximately $18.4 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.7 years.

Cash received from option exercises was $5.3 million and $4.4 million during the first six months of fiscal 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.0 million and $1.7 million for the first six months of fiscal 2006 and 2005, respectively.

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the fiscal three months and six months ended April 30, 2005 (in thousands, except per share data):

	Fiscal Three Months Ended April 30, 2005	Fiscal Six Months Ended April 30, 2005
Reported net income	$10,732	$21,454
Add share-based employee compensation expense included in reported income, net of tax (1)	619	1,078
Deduct share-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,501)	(2,843)

Pro forma net income	$9,850	$19,689
Basic Earnings Per Share
As reported	$0.52	$1.05

Pro forma	$0.48	$0.96

Diluted Earnings Per Share
As reported	$0.51	$1.03

Pro forma	$0.47	$0.94

(1)	Amount represents the after-tax compensation cost for restricted stock grants.

NOTE 6 – NET INCOME PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005
Numerator for Basic and Diluted Earnings Per Share
Net income	$11,179	$10,732	$24,072	$21,454
Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding	20,179	20,623	20,086	20,480
Common stock equivalents:
Employee stock options	286	346	256	356
Unvested restricted stock awards	96	44	82	39
Convertible Notes	1,331	—	918	—

Adjusted weighted average shares and assumed conversions for diluted earnings per share	21,892	21,013	21,342	20,875

Earnings per share:
Basic	$0.55	$0.52	$1.20	$1.05

Diluted	$0.51	$0.51	$1.13	$1.03

For the fiscal three and six months ended April 30, 2006, our average stock price traded above the initial conversion price ($40.14) of our Notes (defined in Note 9). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we could have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the fiscal three and six months ended April 30, 2006.

NOTE 7 – WARRANTY

We sell Weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years, with the majority being 20 years. We sell two types of warranties, standard and Single Source, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize this deferred warranty revenue over the weighted average coverage period, which is approximately 18 years, in a manner that approximates our estimated expenses.

The following table represents our warranty liability activity for the six months ended April 30, 2006 (in thousands):

April 30, 2006
Beginning balance	$6,190
Warranties issued	361
Revenue recognized	(188)
Other	6,196

Ending balance	$12,559

Our warranty liability increased significantly due to our recent purchase of RCC (Note 2). RCC’s warranty programs have similar terms and characteristics to our existing programs. Thus, the opening balance for RCC’s warranty liability of $6.2 million is included in other in the detail of the table above.

NOTE 8 – RETIREMENT BENEFITS

Defined Benefit Plan – As a result of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and therefore, employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds and fixed income securities.

Currently, our policy is to fund the RCC Benefit Plan as required by minimum funding standards of the Internal Revenue Code.

In accordance with SFAS No. 141, Business Combinations, we are in the process of remeasuring the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan. The difference between these two amounts will be recorded as an assumed liability in the allocation of the purchase price. We have preliminarily used the December 31, 2005 actuarial reports to estimate the fair value of the projected benefit obligation and plan assets. The recognition of the net pension asset or liability in the allocation of the purchase price eliminates any previously unrecognized gain or loss, prior service cost and transition asset or obligation. Actuarial assumptions below are based on the December 31, 2005 actuarial report and will be updated upon the remeasurement of the projected benefit obligation and fair value of the plan assets as soon as practicable.

The following table sets forth the preliminary funded status of the RCC Benefit Plan and the amounts recognized in the condensed consolidated balance sheet (in thousands):

December 31, 2005
Fair value of assets	$44,231
Benefit obligation	54,871

Funded status and net amount recognized	$(10,640)

Actuarial assumptions used for the RCC Benefit Plan were as follows:

December 31, 2005
Assumed discount rate	5.5%
Expected rate of return on plan assets	9.0%

The RCC Benefit Plan weighted-average asset allocations by asset category are as follows:

Investment Type	December 31, 2005
Equity securities	63%
Debt securities	4%
Other	33%

Total	100%

We have formed an investment committee to review the current investment strategies, investment advisors and risk tolerance levels. Should any of the strategic allocations extend beyond our targeted risk tolerance levels, a portfolio rebalance may be appropriate.

We expect the following benefit payments to be made, which reflect expected future service, as appropriate (in thousands):

Years Ended December 31	Pension Benefits
2006	$4,310
2007	4,261
2008	3,971
2009	4,064
2010	4,057
Thereafter	19,286

Employer contributions – Since April 7, 2006, we have contributed $1.0 million to the RCC Benefit Plan and currently expect to contribute an additional $2.7 million in fiscal year 2006 to fund the RCC Benefit Plan.

NOTE 9 – LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	April 30, 2006	October 29, 2005
$125 Million Revolving Credit Facility – final maturity June 2009	$—	$—
$400 Million Term Loan, due June 2010	392,000	193,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Capital lease commitments	3,491	—

	575,491	373,000
Current portion of long-term debt	(5,044)	(2,000)

Total long-term debt	$570,447	$371,000

The scheduled maturity of our debt is as follows (in thousands):

May 1, 2006 to October 29, 2006	$2,496
2007	5,038
2008	5,002
2009	4,992
2010 and thereafter	557,963

$575,491

Our secured credit facility includes a $125 million five-year revolving facility maturing on June 18, 2009 and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. At April 30, 2006, no amounts were outstanding under the revolving credit facility and $392.0 million was outstanding under the term loan.

On April 7, 2006, we amended our senior secured credit facility. The amendments, among other things, (i) added $200 million in term loan indebtedness under the same interest terms and maturity as the initial $200 million term loan, (ii) modified the repayment schedule of the term loan to provide for 17 consecutive quarterly payments of $1.0 million, beginning May 1, 2006, and a final payment of $374.7 million at maturity, (iii) modified the definition of “Consolidated EBITDA” to allow for non-cash charges for expenses associated with SFAS 123(R), (iv) modified the definition of “Permitted Investments” to include the acquisition of RCC, (v) increased the letter of credit sub-facility from $20 million to $50 million, (vi) increased the incremental facility from $100 million to $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes (discussed below), (vii) removed the capital expenditure limitation in the debt covenants, (viii) increased the restricted payments basket from $35 million plus 25% of net income to $80 million if our senior leverage ratio is at least 0.25 lower than the then-required ratio, or up to an amount that would, on a pro forma basis, result in our having a total leverage ratio of 2.75 to 1.0 or lower.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.0% on base rate loans and 2.0% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the third quarter of fiscal 2006.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At April 30, 2006, our interest coverage, leverage, and senior debt ratios were 10.42, 3.26 and 2.25, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility.

The senior secured credit facility also restricts our ability to undertake additional debt or equity financing.

Borrowings under the senior secured credit facility may be repaid at any time, and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. We are required to make mandatory payments on the senior secured credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, or to the extent that our cash flow exceeds certain thresholds on a fiscal year basis, in each case subject to certain limitations and conditions. These payments must first be applied to the term loan and then to the reduction of the revolving commitment.

At April 30, 2006, we had approximately $108.0 million in unused borrowing capacity (net of letters of credit outstanding of approximately $16.7 million) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

In November 2004, we completed an offering of $180.0 million 2.125% convertible senior subordinated notes (the “Notes”) with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit agreements. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur by the holders if the closing sale price per common share exceeds 120% of the initial conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At April 30, 2006, $180.0 million principal amount of the Notes was outstanding. During the second fiscal quarter of 2006, our stock price exceeded the 120% conversion threshold of the Notes. The stock price was higher than $48.16 for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2006; therefore, our Notes may now be converted by the holders, at their option. As a result, the outstanding $180.0 million obligation included in long-term debt is, by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified our obligation as long term in our balance sheet in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. We estimate that approximately $6.4 million and $12.5 million of metal coil coating revenue was recognized during the fiscal three months and fiscal six months ended April 30, 2006, respectively, on steel coils subsequently acquired by our engineered building systems and metal components segments. We further estimate that the annual amount of such revenue recognized in 2005 ranged between $35 million and $45 million. We are currently evaluating the effect that the implementation of EITF 04-13 will have on our results of operations, cash flows or financial condition, and implemented this pronouncement as of the first day of our fiscal third quarter. We estimate that the likely effect of adopting this accounting treatment will be to net the identified revenues against cost of goods sold, which will reduce gross revenues. However, net income will be reduced only to the extent that the related steel coils remain in ending inventory. The initial impact on net income in our fiscal third quarter is estimated to range from $0.25 million to $1 million, with subsequent impacts on net income only to the extent that the ending inventory values fluctuate from period to period.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.

Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 11 – CONTINGENCIES

On or about September 15, 2003, Bethlehem Steel Corporation (“Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York and on or about March 5, 2004, National Steel Corporation (“National”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois-Eastern Division. The lawsuits were filed as part of Bethlehem and National’s respective bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. On December 8, 2005, we entered into a settlement agreement with National, wherein both parties agreed to dismiss the actions with prejudice and waive any and all claims. The settlement has been approved by the bankruptcy court. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site is necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program, which application was accepted by the TCEQ. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and have accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan have been filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried containers containing contaminated materials that require remediation. We are in the process of testing the containers to determine the nature and extent of contamination and the origin thereof. As a result of the buried containers, we anticipate that we will incur additional costs in the approximate sum of $0.3 million associated with excavation, transportation, analysis and disposal. The remedial action plan is ongoing. We anticipate that the excavation, transportation, analysis and disposal process will continue throughout the third fiscal quarter of 2006. We can give no assurance that actual costs of remediation will not exceed estimates, perhaps significantly; however, the accrued amount represents the best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. Suit has been brought against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation of other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that the efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective. We have not recorded any receivables for potential reimbursements from such third parties.

We have learned that over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of a flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified 57 projects, out of approximately

20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. At this time, we believe that the probable repair cost will be approximately $0.6 million, and such amount has been accrued in other accrued liabilities as of April 30, 2006. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we intend to implement our plan in which we will inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. Furthermore, we are negotiating with the steel mill and the broker for reimbursement of all direct and indirect costs related to any repairs. While we are unable to predict with certainty the outcome of this matter, we believe the final outcome will not have a material adverse impact on our consolidated financial position or results of operations.

From time to time, we are involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations.

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

In late 2003, we initiated a strategy review which was approved by the Board of Directors in early 2004. The goal of the strategy was to materially increase our value of the company over a five year period through organic growth, accretive acquisition and upgrading our information technology systems (IT).

The strategy included several important conclusions. First, to penetrate the potentially growing segment of the non-residential construction market referred to as “Rural and Agricultural”. This segment is generally characterized as a smaller building for storage and shelter. The acquisition of Heritage and Steelbuilding.com were specifically focused on this target segment.

Second, the strategy identified the importance of having an Enterprise Resources Platform (“ERP”) and engineering systems to support our integrated business model – metal components, engineered building systems and metal coil coating. We chose Oracle 11i as our ERP system. We have completed installation of Oracle 11i in our metal coil coating business and will be introducing the system to our other business units and corporate functions over the next few years.

Third, the strategy identified potential areas for organic growth. We initiated several actions including increasing the metal coil coating third party sales, expanding our retail customer sales channels and expanding our builder network.

Fourth, the strategy pointed to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. On April 7, 2006, we completed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC at a purchase price of $370.8 million, including transaction costs. For the year ended December 31, 2005, RCC had revenues of approximately $430 million. The acquisition of RCC was consistent with our strategy. The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of their seven metal building manufacturing plants. RCC operates the Robertson Building Systems, Ceco Building Systems, Star Building Systems and SteelSpec divisions and is a leader in the metal buildings industry. Furthermore, we have identified between $6 and $25 million in potential synergies that should enhance the accretive earnings potential from the acquisition. We believe this transaction will create an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long-term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. For the fiscal six months ended April 30, 2006, steel represented approximately 74% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts, including RCC’s contracts, have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “—Liquidity and Capital Resources—Steel Prices” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for 2006 expects a total non-residential construction growth of 5% in square footage and 9% in dollar value.

We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income and whether or not each segment has achieved its projected sales goals, and (ii) non-financial efficiency indicators such as revenue per employee, man hours per ton of steel produced and shipped tons per employee. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings per share, as key indicators of shareholder value. Consequently, we pay management bonuses only if we achieve a return on adjusted operating assets (“ROA”) of at least 15% in fiscal 2005 and 14% in fiscal 2006 or, for the senior executives, a combination of growth in earnings per share of at least 10% and ROA of at least 15% in fiscal 2005 and 14% in fiscal 2006. Our bonus program provides that ROA is calculated by dividing EBIT plus deferred financing costs by assets, excluding cash, deferred taxes and goodwill.

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

Products of all business segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Intersegment sales are recorded based on weighted average costs and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments. This provides better customer service and shorter delivery time and minimizes transportation costs to the customer. Segment information is included in Note 4 of our consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 30, 2006		April 30, 2005		April 30, 2006		April 30, 2005
		%		%		%		%
Sales:
Metal components	$174,078	53	$145,146	58	$348,897	56	$284,552	57
Engineered building systems	154,489	47	105,709	42	273,314	44	204,639	41
Metal coil coating	61,055	19	54,193	22	124,356	20	106,900	22
Intersegment sales	(60,260)	(18)	(54,477)	(22)	(123,953)	(20)	(100,281)	(20)

Total sales	$329,362	100	$250,571	100	$622,614	100	$495,810	100

Operating income:
Metal components	$18,324	11	$17,717	12	$39,539	11	$34,170	12
Engineered building systems	10,149	7	9,272	9	19,992	7	17,049	8
Metal coil coating	5,564	9	3,622	7	9,985	8	8,107	8
Corporate	(12,176)	—	(10,500)	—	(24,944)	—	(19,125)	—

Total operating income (% of sales)	$21,861	7	$20,111	8	$44,572	7	$40,201	8
Unallocated other expense	3,496		2,230		5,062		4,265

Income before income taxes	$18,365		$17,881		$39,510		$35,936

	April 30, 2006		October 29, 2005
Total assets:
Metal components	$336,035	26	$353,930	36
Engineered building systems	710,396	56	257,114	26
Metal coil coating	169,905	13	155,009	16
Corporate	63,204	5	224,166	22

Total assets	$1,279,540	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segment.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED APRIL 30, 2006 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 30, 2005

Consolidated sales for the three months ended April 30, 2006 were $329.4 million compared with $250.6 million for the three months ended April 30, 2005. Sales were up 31.4%, or $78.8 million. Of this increase, $29.2 million was a result of the RCC acquisition, and the remainder resulted primarily from increased tonnage volumes in all three existing segments. Higher tonnage volumes were driven by an improving market for non-residential construction and the presence of larger, more complex building projects in our engineered buildings systems segment.

Consolidated cost of sales increased 34.3% for the three months ended April 30, 2006 to $253.8 million compared with $189.0 million for the three months ended April 30, 2005. Gross margins were 22.9% for the three months ended April 30, 2006 compared to 24.6% for the same prior year period. The reduction in gross margin percentage was a result of declines in margins at the engineered building systems and metal components segments, partially offset by increased margins at the metal coil coating segment. The gross margins for engineered building systems were lower due to the presence of large low margin structural projects and a higher number of lower margin higher complexity projects compared to prior periods. The lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not passed on to customers in accordance with our increased market share objectives. Conversely, the metal coil coating margins were higher due to higher sales volume driven both by higher third-party sales and intercompany sales over a partially fixed manufacturing cost base.

Metal components sales increased $28.9 million, to $174.1 million, in the three months ended April 30, 2006 compared to $145.1 million in the prior year’s period. Sales were up primarily due to a 27.9% increase in tons shipped partially offset by a slight decrease in sales prices. Sales to third parties for the three months ended April 30, 2006 increased $26.8 million to $151.6 million from $124.8 million in prior year’s quarter. The remaining $2.1 million represents an increase in intersegment sales. Metal components accounted for 52.9% of total consolidated sales in the three months ended April 30, 2006 compared to 57.9% in the three months ended April 30, 2005.

Operating income of the metal components segment increased 3.4% in the three months ended April 30, 2006, to $18.3 million, compared to $17.7 million in the same prior year period. This $0.6 million increase resulted from a $4.0 million increase in gross profit offset by a $3.4 million increase in selling and administrative expenses. The increase in selling and administrative expenses was due to a $1.9 million increase in bad debt expense over the same period in the prior year, increases in variable selling expenses of $0.8 million on higher sales activity and a $0.7 million increase in media advertising campaigns.

Engineered building systems sales increased $48.8 million to $154.5 million in the three months ended April 30, 2006 compared to $105.7 million in the prior year’s period. Of this increase, $29.2 million was attributable to the RCC acquisition and the remainder resulted primarily from a 21.4% increase in tons shipped. Sales to third parties for the three months ended April 30, 2006 increased $44.4 million to $144.9 million from $100.5 million in the prior year’s period. The remaining $4.4 million represents an increase in intersegment sales for the three months ended April 30, 2006. Engineered building systems accounted for 46.9% of total consolidated sales in the three months ended April 30, 2006 compared to 42.2% in the three months ended April 30, 2005.

Operating income of the engineered building systems segment increased 9.5% in the three months ended April 30, 2006 to $10.1 million, compared to $9.3 million in the prior year’s period. This $0.8 million increase resulted from an $8.4 million increase in gross profit offset by a $7.6 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $4.8 million of the increased selling and administrative costs, and the remaining cost increase was primarily due to an increase of $1.6 million in variable engineering and selling expenses on the higher sales activity and $0.8 million related to increased warranty rework.

Metal coil coating sales increased $6.9 million to $61.1 million in the three months ended April 30, 2006 from $54.2 million in the prior year’s period. Sales to third parties for the three months ended April 30, 2006 increased $7.6 million to $32.8 million from $25.2 million in the prior year’s period. This was partially offset by a decrease of $0.7 million in intersegment sales to $28.2 million for the three months ended April 30, 2006 from $28.9 million in the prior year’s period. Metal coil coating accounted for 18.5% of total consolidated sales in the three months ended April 30, 2006 compared to 21.6% in the three months ended April 30, 2005.

Operating income of the metal coil coating segment increased by 54%, to $5.6 million, compared to $3.6 million in the prior year’s period primarily due to increased gross margins on the increased revenues. As a percentage of segment sales, operating income in the three months ended April 30, 2006 was 9.1%, compared to 6.7% in the three months ended April 30, 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $53.7 million in the three months ended April 30, 2006 compared to $41.4 million in the prior year’s period. Of this $12.3 million increase, $4.8 million resulted from the inclusion of RCC for a portion of April 2006 but not in the comparable period of the prior year. The remaining increase was primarily the result of higher bad debt expenses of $1.9 million due to lower than usual bad debt expense in the prior year period, higher selling expenses of $1.9 million and engineering expenses of $0.8 million on increased sales activity, and an increase in share-based compensation expense of $1.2 million due to the adoption of SFAS 123(R). In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 16.3% for the three months ended April 30, 2006 as compared to 16.5% for the three months ended April 30, 2005.

Consolidated interest expense for the three months ended April 30, 2006 increased by 51.4%, to $5.4 million compared to $3.6 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition, and increases in interest rates on variable rate borrowings under our senior secured credit facility.

Consolidated provision for income taxes for the three months ended April 30, 2006 increased 0.5%, to $7.2 million compared to $7.1 million for the prior year’s period. The increase was primarily due to a $0.5 million increase in pre-tax earnings, partially offset by a decrease in the effective tax rate from 40.0% for the three months ended April 30, 2005 to 39.1% for the three months ended April 30, 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction which is expected to be approximately $2.0 million for the year.

FISCAL SIX MONTHS ENDED APRIL 30, 2006 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 30, 2005

Consolidated sales for the six months ended April 30, 2006 were $622.6 million compared with $495.8 million for the six months ended April 30, 2005. Sales were up 25.6%, or $126.8 million. Of this increase, $29.2 million was a result of the RCC acquisition and the remainder resulted primarily from increased tonnage volumes in all three existing segments. Higher tonnage volumes were driven by an improving market for non-residential construction and more favorable weather conditions.

Consolidated cost of sales increased 26.4% for the six months ended April 30, 2006 to $474.7 million compared with $375.5 million for the six months ended April 30, 2005. Gross margins were 23.8% for the six months ended April 30, 2006 compared to 24.3% for the same prior year period. The reduction in gross margin percentage was a result of declines in margins at all three segments. The gross margins for engineered building systems were lower due to the presence of large low margin structural projects and a higher number of lower margin higher complexity projects compared to prior periods. The lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not passed on to customers in accordance with our increased market share objectives. The metal coil coating margins were slightly lower due to an increase in accrued environmental costs.

Metal components sales increased $64.3 million, to $348.9 million, in the six months ended April 30, 2006 compared to $284.6 million in the prior year’s period. Sales were up primarily due to a 31.4% increase in tons shipped. Sales to third parties for the six months ended April 30, 2006 increased $56.6 million to $305.3 million from $248.7 million in prior year’s quarter. The remaining $7.7 million represents an increase in intersegment sales. Metal components accounted for 56.0% of total consolidated sales in the six months ended April 30, 2006 compared to 57.4% in the six months ended April 30, 2005.

Operating income of the metal components segment increased 15.7% in the six months ended April 30, 2006, to $39.5 million compared to $34.2 million in the same period of prior year. This $5.4 million increase resulted primarily from a $13.1 million increase in gross profit offset by a $7.7 million increase in selling and administrative expenses. Of the increased costs, $1.8 million resulted from the inclusion of Heritage Building Systems (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) for the full period in 2006 as compared to a partial period in the prior year. The remaining increase resulted from $1.9 million in higher bad debt cost over an unusually lower cost in the prior year period, and $2.5 million in increased variable selling costs on higher sales activity.

Engineered building systems sales increased $68.7 million to $273.3 million in the six months ended April 30, 2006 compared to $204.6 million in the prior year’s period. Of the increase, $29.2 million was attributable to the RCC acquisition and the remainder resulted primarily from a 24.8% increase in tons shipped. Sales to third parties for the six months ended April 30, 2006 increased $60.1 million to $255.4 million from $195.3 million in the prior year’s period. The remaining $8.6 million represents an increase in intersegment sales for the six months ended April 30, 2006. Engineered building systems accounted for 43.9% of total consolidated sales in the six months ended April 30, 2006 compared to 41.3% in the six months ended April 30, 2005.

Operating income of the engineered building systems segment increased 17.3% in the six months ended April 30, 2006 to $20.0 million, compared to $17.0 million in the prior year’s period. This $3.0 million increase resulted from a $13.2 million increase in gross profit offset by a $10.3 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $4.8 million of the increase in selling and administrative costs. The remaining increase in expenses was primarily due to an increase of $2.8 million in variable engineering and selling expenses on the increased sales activity, $1.0 million related to increased warranty rework, $0.5 million relates to higher general liability self-insurance costs, as well as the lack of a corresponding benefit in the 2006 period to the $0.9 million benefit in the prior year’s period related to more favorable group medical claims experience.

Metal coil coating sales increased $17.5 million to $124.4 million in the six months ended April 30, 2006 from $106.9 million in the prior year’s period. Sales to third parties for the six months ended April 30, 2006 increased $10.1 million to $61.9 million from $51.8 million in the prior year’s period. The remaining increase of $7.4 million represents an increase in intersegment sales to $62.4 million for the six months ended April 30, 2006 from $55.1 million in the prior year’s period. Metal coil coating accounted for 20.0% of total consolidated sales in the six months ended April 30, 2006 compared with 21.6% in the six months ended April 30, 2005.

Operating income of the metal coil coating segment increased by 23.2%, to $10.0 million, compared to $8.1 million in the prior year’s period primarily due to increased gross margins. The increase in gross margin primarily resulted from increased sales volume, partially offset by higher natural gas costs. As a percentage of segment sales, operating income in the six months ended April 30, 2006 was 8.0%, compared to 7.6% in the six months ended April 30, 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $103.4 million in the six months ended April 30, 2006 compared to $80.1 million in the prior year’s period. Of this $23.3 million increase, $4.8 million resulted from the recent RCC acquisition and $1.8 million resulted from the inclusion of Heritage and Steelbuilding.com for the full first quarter in 2006 as compared to only part of the corresponding quarter in 2005. The remaining increase was primarily the result of increased media advertising costs of $2.1 million, higher health care costs of $1.8 million due to a prior year period benefit, higher bad debt of $1.9 million over an unusually lower cost in the prior year period, higher variable selling expenses of $3.3 million and engineering expenses of $2.2 million on increased sales activity, and an increase in share-based compensation expense of $2.4 million due to the adoption of SFAS 123(R). In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 16.6% for the six months ended April 30, 2006 as compared to 16.1% for the six months ended April 30, 2005.

Consolidated interest expense for the six months ended April 30, 2006 increased by 42.9%, to $9.6 million compared to $6.7 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and substantial increases in interest rates on variable rate borrowings under our senior secured credit facility.

Consolidated provision for income taxes for the six months ended April 30, 2006 increased 6.6%, to $15.4 million compared to $14.5 million for the prior year’s period. The increase was primarily due to a $3.6 million increase in pre-tax earnings offset by a decrease in the effective tax rate from 40.3% for the six months ended April 30, 2005 to 39.1% for the six months ended April 30, 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction which is expected to be approximately $2.0 million for the year.

ACQUISITIONS

On April 7, 2006, we completed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. The purchase price for RCC was $370.8 million including transaction costs and is subject to a post-closing adjustment based on net working capital. The transaction was accounted for using the purchase method. The preliminary purchase price allocation is subject to further refinement of our fair value estimates for certain assets acquired and liabilities assumed. The excess cost over the fair value of the identifiable acquired net assets was approximately $270.6 million. RCC operates the Robertson Building Systems, Ceco Building Systems, and Star Building Systems divisions and is a leader in the metal buildings industry.

The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of their seven metal building manufacturing plants. Furthermore, we have identified between $6 and $25 million in potential synergies that should enhance the accretive earnings potential from the acquisition. The specific areas that we are focused on include:

(a)	Retaining and expanding our customer base

(b)	Consolidating and leveraging our procurement activities for steel, paint and fasteners

(c)	Consolidating RCC’s light gauge painting requirement of our light gauge painting lines within our metal coil coating business unit.

(d)	Suspending RCC’s post painting process in favor of our pre-painted process within our coating business unit

(e)	Selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial / industrial doors through RCC builder network

(f)	Rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub and spoke delivery system”

(g)	Migrating RCC’s engineering systems to our engineered building systems business unit

We have teams reviewing and generating action plans in these areas of potential synergies and other areas of functional integration. Included in the other areas of functional integration are the review of manufacturing equipment and systems in order to maximize manufacturing economics of scale. Upon completion of the review process, there may be the need to decommission certain pieces of manufacturing equipment and systems with the consequential need to make capital expenditure allocations. Additionally, as these plans are finalized, we may identify certain integration charges that may need to be recognized. These amounts, if they were to be necessary, would be recorded to goodwill as part of the purchase accounting or recognized as a charge to income, depending on the nature of the item.

LIQUIDITY AND CAPITAL RESOURCES

General

On April 30, 2006 we had working capital of $194.1 million compared to $293.1 million at the end of fiscal 2005, a $99.0 million decrease. Similarly, our cash and cash equivalents decreased $160.9 million to $39.8 million compared to $200.7 million at October 29, 2005. The decrease in the fiscal six months ended April 30, 2006 primarily resulted from $376.7 million of cash used in investing activities, substantially all of which was a result of the RCC acquisition, partially offset by cash provided by financing activities of $206.0 million due to the issuance of new debt to finance a portion of the RCC acquisition. The cash provided by operating activities was negatively impacted by a $40.9 million decrease in current liabilities partially offset by a $9.2 million decrease in current assets from the end of fiscal 2005. The reduction in current liabilities is related to reductions in accounts payable, accrued income taxes, customer deposits and customer rebates.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Our secured credit facility includes a $125 million five-year revolving facility maturing on June 18, 2009 and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. At April 30, 2006, no amounts were outstanding under the revolving loan facility and $392.0 million was outstanding under the term loan.

On April 7, 2006, we amended our senior secured credit facility. The amendments, among other things, (i) added $200 million in term loan indebtedness under the same interest terms and maturity as the initial $200 million term loan, (ii) modified the repayment schedule of the term loan to provide for 17 consecutive quarterly payments of $1.0 million, beginning May 1, 2006, and a final payment of $374.7 million at maturity, (iii) modified the definition of “Consolidated EBITDA” to allow for non-cash charges for expenses associated with SFAS 123(R), (iv) modified the definition of “Permitted Investments” to include the acquisition of RCC, (v) increased the letter of credit sub-facility from $20 million to $50 million, (vi) increased the incremental facility from $100 million to $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes (discussed below), (vii) removed the capital expenditure limitation in the debt covenants, (viii) increased the restricted payments basket from $35 million plus 25% of net income to $80 million if our senior leverage ratio is at least 0.25 lower than the then-required ratio, or up to an amount that would, on a proforma basis, result in our having a total leverage ratio of 2.75 to 1.0 or lower.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.0% on base rate loans and 2.0% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the third quarter of fiscal 2006.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At April 30, 2006, our interest coverage, leverage, and senior debt ratios were 10.42, 3.26 and 2.25, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility.

The senior secured credit facility also restricts our ability to undertake additional debt or equity financing.

Borrowings under the senior secured credit facility may be repaid at anytime and the voluntary reduction of the unutilized portion of the five-year revolver may be made at any time, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. We are required to make mandatory payments on the senior secured credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, or to the extent that our cash flow exceeds certain thresholds on a fiscal year basis, in each case subject to certain limitations and conditions. These payments must first be applied to the term loan and then to the reduction of the revolving commitment.

At April 30, 2006, we had approximately $108.0 million in unused borrowing capacity (net of letters of credit outstanding of approximately $16.7 million) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

In November 2004, we completed an offering of the $180.0 million 2.125% convertible senior subordinated notes (the “Notes”) with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit agreements. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met. At April 30, 2006, $180.0 million principal amount of the Notes was outstanding. During the second fiscal quarter of 2006, our stock price exceeded the 120% conversion threshold of the Notes. The stock price was higher than $48.16 for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2006; therefore, our Notes may now be converted by the holders, at their option. At that time, the outstanding $180.0 million obligation included in long-term debt will, by its terms, became a current obligation. However, because we have sufficient capacity under existing long-term facilities to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified the obligation as long term in our balance sheet in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced.

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

We expect that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund planned capital expenditures of approximately $28 million for fiscal 2006 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness. We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, or the $374.7 million final installment on our term loan by its maturity date in June 2010, we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

Steel Prices

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $294 per ton at the end of our second fiscal quarter of fiscal 2006. We expect recent trends will continue in fiscal 2006 with anticipated weighted average steel price increases in the 12% range. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first fiscal six months of 2006, we purchased approximately 32% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and adversely affect our business.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2006, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

As a result of the acquisition of RCC on April 7, 2006, there have been significant changes in our contractual obligations. The following table shows our known contractual obligations as of April 30, 2006 (in thousands):

Contractual Obligations	Payments due by period
	Total	Less than 1 year(1)	1-3 years	4-5 years	More than 5 years
Total debt	$575,491	$2,496	$10,040	$382,930	$180,025
Interest payments on debt(2)	129,022	15,185	60,766	49,204	3,867
Operating leases	20,648	3,068	9,713	4,929	2,938
Purchase obligations(3)	7,582	5,614	1,968	—	—
Other long-term obligations (4)	6,237	148	1,324	1,305	3,460

Total contractual obligations	$738,980	$26,511	$83,811	$438,368	$190,290

(1)	Represents contractual obligations for the remaining fiscal periods ended October 29, 2006.
(2)	Interest payments were calculated based on the stated interest rate for fixed rate obligations and rates in effect at April 30, 2006 for variable rate obligations
(3)	Includes various agreements for steel delivery obligations, gas contracts and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received.
(4)	Includes contractual payments to or on behalf of former executives and projected supplemental retirement benefits for certain of our current executive officers.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, self insurance accruals, goodwill, allowance for doubtful accounts and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2005. In addition, following the adoption of SFAS 123(R), we consider our policies related to share-based compensation to be a critical accounting policy. On April 7, 2006, we acquired 100% of the issued and outstanding shares of RCC which included the recognition of additional goodwill in the amount of $270.6 million and the assumption of the RCC defined benefit pension plan (the “RCC Benefit Plan”). We consider our policies and estimates related to acquisitions and intangible assets to be critical accounting policies.

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

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(R), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first six months of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended April 30, 2006 were $0.9 million and $0.5 million lower, respectively, and for the fiscal six months ended April 30, 2006 were $1.8 million and $1.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended April 30, 2006 would have been $0.58 and $0.54, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.55 and $0.51, respectively. Basic and diluted earnings per share for the fiscal six months ended April 30, 2006 would have been $1.25 and $1.18, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.20 and $1.13, respectively.

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

Accounting for acquisitions, intangible assets and goodwill

Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. The most difficult estimations of individual fair values are those involving property, plant and equipment and identifiable intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions such as RCC, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets. We will complete the purchase price allocation as soon as practicable, but not to exceed one year.

In connection with the acquisition of RCC, we recorded material intangible assets for trade names, backlog and customer relationships. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some in place for decades. Our past practice and our current intention are to maintain the trade names. This judgmental assessment of an indefinite useful life has to be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will have to commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic lower-of-cost-or-market tests that require management’s judgment of the estimated fair value of these intangible assets. We plan to annually assess impairment of our non-amortizing intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). See Note 2– Acquisitions in the Notes to Condensed Consolidated Financial Statements, for additional information.

We expect the RCC acquisition to result in the accounting recognition of approximately $270.6 million of goodwill. We are currently assessing the allocation of the RCC goodwill to the appropriate reporting unit(s).

We perform a test for impairment of our goodwill annually as prescribed by SFAS 142. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

In addition to the annual review, we also test for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant negative industry or economic trends.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF “) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion No. 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. We estimate that approximately $6.4 million and $12.5 million of metal coil coating revenue was recognized during the fiscal three months and fiscal six months ended April 30, 2006, respectively, on steel coils subsequently acquired by our engineered building systems and metal components segments. We further estimate that the annual amount of such revenue recognized in 2005 ranged between $35 million and $45 million. We are currently evaluating the effect that the implementation of EITF 04-13 will have on our results of operations, cash flows or financial condition, and implemented this pronouncement as of the first day of our fiscal third quarter. We estimate that the likely effect of adopting this accounting treatment will be to net the identified revenues against cost of goods sold, which will reduce gross revenues. However, net income will be reduced only to the extent that the related steel coils remain in ending inventory. The initial impact on net income in our fiscal third quarter is estimated to range from $0.25 million to $1 million, with subsequent impacts on net income only to the extent that the ending inventory values fluctuate from period to period.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 30, 2006, steel constituted approximately 74% of our cost of sales. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $294 per ton at the end of our second fiscal quarter of fiscal 2006. We expect recent trends will continue in fiscal 2006 with anticipated weighted average steel price increases for the year to be in the 12% range. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel, and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first fiscal six months of 2006, we purchased approximately 32% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

With steel accounting for approximately 74% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $3.5 million for the six months ended April 30, 2006. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 30, 2006, we had $392.0 million outstanding under our senior secured credit facility. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $3.9 million on an annual basis. Our objective in maintaining these variable rate borrowings is the flexibility obtained regarding early repayment without penalties.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates; however, there were no such swaps outstanding during any of the periods presented herein.

Foreign Currency Exchange Rates

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency exchange gains (losses) for the three months and six months ended April 30, 2006, were $(164,000) and $(136,000), respectively, and for the three months and six months ended April 30, 2005 were $15,000 and $47,000, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gain included in other comprehensive income for the three and six months ended April 30, 2006 was $194,000.

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

Internal Control over Financial Reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

On April 7, 2006, we completed our acquisition of Robertson-Ceco Corporation (“RCC”), at which time RCC became our subsidiary. The acquisition of RCC had a material impact on internal control over financial reporting.

We are now in the process of integrating RCC’s operations including internal controls and processes. We are in the process of extending to RCC our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except for the RCC acquisition, during the second quarter of fiscal 2006, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 15, 2003, Bethlehem Steel Corporation (“Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York and on or about March 5, 2004, National Steel Corporation (“National”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Northern District of Illinois-Eastern Division. The lawsuits were filed as part of Bethlehem and National’s respective bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million, while National claims preferential payments in the aggregate amount of $6.3 million. On December 8, 2005, we entered into a settlement agreement with National, wherein both parties agreed to dismiss the actions with prejudice and waive any and all claims. The settlement has been approved by the bankruptcy court. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site is necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program, which application was accepted by the TCEQ. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and have accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan have been filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried containers containing contaminated materials that require remediation. We are in the process of testing the containers to determine the nature and extent of contamination and the origin thereof. As a result of the buried containers, we anticipate that we will incur additional costs in the approximate sum of $0.3 million associated with excavation, transportation, analysis and disposal. The remedial action plan is ongoing. We anticipate that the excavation, transportation, analysis and disposal process will continue throughout the third fiscal quarter of 2006. We can give no assurance that actual costs of remediation will not exceed estimates, perhaps significantly; however, the accrued amount represents the best current-cost estimate based upon the best information available as of the date hereof. We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. Suit has been brought against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation other potentially responsible parties against whom we are seeking contribution and/or indemnification. However, it is possible that the efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective. We have not recorded any receivables for potential reimbursements from such third parties.

From time to time, we are involved in various other legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the potential range of damages, if any, we might incur in connection with these legal proceedings, we believe that these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations.

Item 1A. Risk Factors.

For further information, refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005 filed with the Securities and Exchange Commission (the “SEC”).

There have been no material changes in market risk factors from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended October 29, 2005, as filed with the SEC, except for those market risk factors discussed below.

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including our recently completed acquisition of Robertson-Ceco Corporation, involves a number of risks, including:

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

Our incurrence of additional debt, contingent liabilities and expenses in connection with our recent acquisition of Robertson-Ceco Corporation, or in connection with any future acquisitions, could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the second quarter of fiscal 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 30, 2006 to February 26, 2006	479	(2)	$50.76	—	135,992
February 27, 2006 to March 26, 2006	—		—	—	135,992
March 27, 2006 to April 30, 2006	4,557	(2)	$66.06	—	135,992
Total	5,036		$64.61	—	135,992

(1)	On November 9, 2000, we publicly announced that our board of directors authorized the repurchase of up to 1.5 million shares of our common stock. On September 2, 2005, we announced that our board of directors had reaffirmed our previously authorized share repurchase program, authorizing the repurchase of up to 1.2 million shares. There is no expiration date for our repurchase program.
(2)	These were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the last day prior to the vesting date.

In addition to the above, on June 7, 2006, we publicly announced that our board of directors authorized the repurchase of up to 1.0 million shares for our common stock over the next two years.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on Friday, March 10, 2006. The number of shares present in person and/or by proxy at such meeting was 19,532,533 representing 96% of the 20,368,080 shares of common stock issued and outstanding on January 17, 2006, which was the record date for the determination of the stockholders entitled to vote at the meeting. At the Annual Meeting, the stockholders of the Company (i) elected three Class I directors to serve until the annual meeting of stockholders to be held in 2009 and (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006. Of the 19,532,533 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominee	Votes Cast For Nominee	Votes Withheld From Nominee
Class I:
A.R. Ginn	19,208,007	324,526
W. Bernard Pieper	19,241,909	290,624
John K. Sterling	13,719,066	5,813,467

In addition to Messrs. Ginn, Pieper and Sterling, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: Norman C. Chambers, Gary L. Forbes, Max L. Lukens, George Martinez, William D. Breedlove and Philip J. Hawk.

The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2006 by the following vote:

For	Against	Abstain
19,496,399	26,420	9,714

Item 6. Exhibits

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 9, 2006	By:	/s/ Frances R. Powell
Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through June 1, 2006 (filed as Exhibit 3.1 to NCI’s Current Report on 8-K dated June 1, 2006 and incorporated by reference herein)

10.1	Form of Restricted Stock Agreement (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 29, 2005 and incorporated by reference herein)

*12.1	Computation of ratio earnings to fixed charges

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith