Form 10-Q
period 2006-07-30
NCI BUILDING SYSTEMS INC
filed 2006-09-08
CIK 883902

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 30, 2006

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

Common Stock, $.01 Par Value—19,830,781 shares as of August 28, 2006

TABLE OF CONTENTS

Part I - Financial Information

-i-

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2006	October 29, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$57,744	$200,716
Accounts receivable, net	160,223	110,094
Inventories, net	175,307	113,421
Deferred income taxes	20,345	15,470
Prepaid expenses	7,129	2,963

Total current assets	420,748	442,664

Property, plant and equipment, net	247,522	185,278

Goodwill	612,208	339,157
Intangible assets, net	45,764	11,145
Other assets	12,578	11,975

Total assets	$1,338,820	$990,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5,044	$2,000
Accounts payable	106,632	55,874
Accrued compensation and benefits	44,323	34,475
Accrued interest	2,301	4,298
Other accrued expenses	67,372	52,966

Total current liabilities	225,672	149,613

Long-term debt	569,187	371,000
Deferred income taxes	47,399	25,462
Pension liability	8,713	—
Other long-term liability	1,093	—

Total long-term liabilities	626,392	396,462

Stockholders’ equity:
Common stock	211	208
Additional paid-in capital	170,279	155,286
Retained earnings	375,076	329,329
Accumulated other comprehensive loss	(551)	—
Treasury stock, at cost	(58,259)	(40,679)

Total stockholders’ equity	486,756	444,144

Total liabilities and stockholders’ equity	$1,338,820	$990,219

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	July 30, 2006	July 30, 2005
Sales	$449,393	$292,734
Cost of sales	335,731	221,572

Gross profit	113,662	71,162
Selling, general and administrative expenses	72,187	44,130

Income from operations	41,475	27,032
Interest income	799	1,407
Interest expense	(8,026)	(3,993)
Other income, net	82	330

Income before income taxes	34,330	24,776
Provision for income taxes	12,655	10,087

Net income	$21,675	$14,689

Earnings per share:
Basic	$1.08	$0.71

Diluted	$1.00	$0.70

Weighted average shares outstanding:
Basic	20,065	20,738
Diluted	21,718	21,012

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Nine Months Ended
	July 30, 2006	July 30, 2005
Sales	$1,072,007	$788,544
Cost of sales	810,386	597,113

Gross profit	261,621	191,431
Selling, general and administrative expenses	175,574	124,198

Income from operations	86,047	67,233
Interest income	4,806	3,171
Interest expense	(17,627)	(10,712)
Other income, net	614	1,020

Income before income taxes	73,840	60,712
Provision for income taxes	28,093	24,569

Net income	$45,747	$36,143

Earnings per share:
Basic	$2.28	$1.76

Diluted	$2.13	$1.73

Weighted average shares outstanding:
Basic	20,079	20,565
Diluted	21,479	20,919

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	July 30, 2006	July 30, 2005
Cash flows from operating activities:
Net income	$45,747	$36,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,183	18,115
Share-based compensation expense	6,145	2,501
(Gain)/loss on sale of property, plant and equipment	(7)	135
Provision for inventory obsolescence	(510)	93
Provision for doubtful accounts	1,450	27
Deferred income taxes	(317)	3,612
(Increase) decrease in current assets, net of effect of business acquired	(33,230)	54,082
Increase (decrease) in current liabilities, net of effect of business acquired	13,540	(44,530)
Other, net	(457)	—

Net cash provided by operating activities	54,544	70,178

Cash flows from investing activities:
Acquisitions, net of cash acquired	(366,490)	(27,145)
Capital expenditures	(19,364)	(14,555)
Other	(203)	1,418

Net cash used in investing activities	(386,057)	(40,282)

Cash flows from financing activities:
Proceeds from stock options exercised	5,492	4,957
Excess tax benefits from share-based compensation arrangements	3,361	—
Issuance of convertible debt	—	180,000
Issuance of long-term debt	200,000	—
Net payments on revolving lines of credit	—	(16,700)
Payments on long-term debt	(2,264)	(6,500)
Payment of refinancing costs	(594)	(4,790)
Purchase of treasury stock	(17,580)	—

Net cash provided by financing activities	188,415	156,967

Effect of exchange rate changes on cash and cash equivalents	126	—

Net (decrease) increase in cash and cash equivalents	(142,972)	186,863
Cash and cash equivalents at beginning of period	200,716	8,222

Cash and cash equivalents at end of period	$57,744	$195,085

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 30, 2006

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which consist of normal recurring entries, except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal nine month periods ended July 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2006. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

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

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. See Note 11 for further information related to other comprehensive income.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended October 29, 2005 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 - ACQUISITIONS

On April 7, 2006, we closed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now our subsidiary and the results of RCC’s operations on and after April 7, 2006 are included in our condensed consolidated financial statements. RCC operates the Robertson Building Systems, Ceco Building Systems and Star Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. We expect to realize significant synergies as a result of this acquisition.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Cash consideration	$366,550
Transaction costs	4,837

$371,387

The purchase price is subject to a post-closing adjustment based on net working capital, as defined in the Stock Purchase Agreement, of RCC at the closing date. This adjustment has not been finalized.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on April 7, 2006. The fair value of certain assets acquired and liabilities assumed are preliminary and the final determination of any required purchase accounting adjustments will be made upon the completion of our fair value assessments and the post-closing adjustment, if any. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. As these plans are finalized, we may identify certain integration charges that may need to be recognized. These amounts, if they were to be necessary, would be recorded to goodwill as part of the purchase accounting or recognized as a charge to income, depending on the nature of the item. As a result, the initial purchase price allocations may be adjusted for changes in estimates of the fair value of assets acquired and liabilities assumed. There have been no material changes to the purchase price allocation during the quarter ended July 30, 2006.

(In thousands)	April 7, 2006
Current assets	$88,788
Current deferred income taxes	5,442
Property, plant and equipment	63,441
Goodwill	273,092
Intangible assets	36,200
Other assets	81

Assets acquired	467,044

Current liabilities	60,446
Long-term debt	2,524
Deferred income taxes	22,047
Other liabilities	10,640

Liabilities assumed	95,657

Net assets acquired	$371,387

The current deferred tax asset primarily relates to a timing difference between the treatment of prepaid expenses and reserves for book and tax purposes.

The long-term deferred tax liability primarily relates to differences between the book basis and tax basis of property, plant and equipment and intangible assets, which were recorded at fair market value for book purposes when accounting for the RCC acquisition.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $273.1 million has been recorded in our engineered building systems segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

The amount allocated to intangible assets was attributed to the following categories (in thousands):

Trade names	$19,000
Backlog	800
Customer lists and relationships	16,400

$36,200

Trade names represent the fair value of the Star and Ceco trade names. These assets have an indefinite life and are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Backlog is being amortized over one year and customer lists and relationships are being amortized over fifteen years.

For all our intangibles, including those related to RCC discussed above, the weighted average estimated useful life is 13.2 years. We recognized $0.8 million and $1.8 million in amortization expense for all intangibles during the three and nine month periods ended July 30, 2006, respectively. Total accumulated amortization was $2.8 million at July 30, 2006. We expect to recognize amortization expense over the next five fiscal years as follows (in millions):

July 31, 2006 to October 29, 2006	$0.8
2007	2.5
2008	2.2
2009	2.2
2010	2.2

As previously disclosed, we report on a fiscal year that ends the Sunday closest to October 31. RCC previously reported on a calendar year that ended on December 31. The unaudited pro forma financial information discussed below was prepared based on financial information for RCC for the calendar months of November through July, which correlates to the three-month and nine-month periods corresponding to our fiscal periods. The unaudited pro forma financial information in the table below for the fiscal three months ended July 30, 2005 and the fiscal nine months ended July 30, 2006 and 2005 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

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

	Unaudited Pro Forma
(In thousands except per share amounts)	Fiscal Three Months Ended July 30, 2005	Fiscal Nine Months Ended
		July 30, 2006	July 30, 2005
Sales	$399,854	$1,255,542	$1,091,234
Net income	$18,294	$47,380	$42,926
Earnings per share:
Basic	$0.88	$2.36	$2.09

Diluted	$0.87	$2.21	$2.05

NOTE 3 – INVENTORIES

The components of inventory are as follows (in thousands):

	July 30, 2006	October 29, 2005
Raw materials	$130,542	$83,180
Work in process and finished goods	44,765	30,241

	$175,307	$113,421

NOTE 4 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to how we manage it and due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal nine months ended July 30, 2006, steel represented approximately 74% of our cost of goods sold. We are not dependent on any one source for our supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 30, 2006		July 30, 2005		July 30, 2006		July 30, 2005
		%		%		%		%
Sales:
Metal components	$206,270	46	$167,750	57	$555,167	52	$452,302	57
Engineered building systems	250,907	55	127,446	44	524,221	48	332,085	42
Metal coil coating	74,813	17	57,254	19	199,169	19	164,154	21
Intersegment sales	(82,597)	(18)	(59,716)	(20)	(206,550)	(19)	(159,997)	(20)

Total sales	$449,393	100	$292,734	100	$1,072,007	100	$788,544	100

Operating income:
Metal components	$28,663	14	$18,229	11	$68,203	12	$52,399	12
Engineered building systems	19,396	8	14,288	11	39,386	8	31,337	9
Metal coil coating	8,435	11	3,430	6	18,421	9	11,537	7
Corporate	(15,019)	—	(8,915)	—	(39,963)	—	(28,040)	—

Total operating income (% of sales)	$41,475	9	$27,032	9	$86,047	8	$67,233	9
Unallocated other expense	7,145		2,256		12,207		6,521

Income before income taxes	$34,330		$24,776		$73,840		$60,712

					July 30, 2006		October 29, 2005
						%		%
Total assets:
Metal components					$373,354	28	$353,930	36
Engineered building systems					714,500	53	257,114	26
Metal coil coating					169,437	13	155,009	16
Corporate					81,529	6	224,166	22

Total assets					$1,338,820	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NOTE 5 – SHARE-BASED COMPENSATION

Prior to October 30, 2005, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”), under which no compensation expense was recognized for stock option grants. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(Revised), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended July 30, 2006 were $0.8 million and $0.5 million lower, respectively, and for the fiscal nine months ended July 30, 2006 were $2.6 million and $1.6 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended July 30, 2006 would have been $0.03 and $0.02 higher, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.08 and $1.00, respectively. Both basic and diluted earnings per share for the fiscal nine months ended July 30, 2006 would have been $0.08 higher if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $2.28 and $2.13, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $3.4 million excess tax benefit classified as a financing cash inflow for the fiscal nine month period ended July 30, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R). For the fiscal year ended October 29, 2005, the excess tax benefit related to the exercise of stock options was $3.4 million.

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Compensation Committee. As of July 30, 2006 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon termination, after a change of control without cause or for good reason, as defined by the agreements governing such awards. At July 30, 2006 and October 29, 2005, a total of approximately 1.1 million shares were available under the Incentive Plan for the further grants of awards.

On June 15, 2006, the Compensation Committee of our Board of Directors (the “Committee”) reviewed our policy of granting stock options (or in some cases, restricted stock in lieu of options at the election of the recipient) to executive officers two times per year. As a result, the Committee modified its policy going forward to provide instead for grants of restricted stock once per year, beginning in December 2006. The size of the awards will be based on a dollar amount set by the Committee, a portion of which will be fixed and a portion of which will be subject to adjustment, up or down, depending on the average rate of growth in NCI’s earnings per share over the three fiscal years ended prior to the award date. The number of shares awarded on the grant date will be equal to the dollar value specified by the Committee (after adjustment with regard to the variable portion) divided by the closing price of the stock on the trading day prior to the grant date. The restricted stock will vest ratably over four years. All restricted stock awards to all award recipients, including executive officers, will be subject to a cap in value set by the Committee.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options due to the lack of sufficient historical data. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the nine months ended July 30, 2006 and for the fiscal year ended October 29, 2005 was $21.63 and $21.48, respectively. The weighted average assumptions for the periods indicated are noted in the following table:

	Nine Months Ended July 30, 2006	Fiscal Year Ended October 29, 2005
Expected volatility	40.7 - 41.5%	57.0%
Expected term (in years)	6.25	7.00
Risk-free interest rate	4.4 – 4.9%	3.9 – 4.1%

The following is a summary of stock option transactions during the nine months ended July 30, 2006 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 29, 2005	1,251	$25.33
Granted	53	44.78
Cancelled	(36)	(23.28)
Exercised	(253)	(21.65)

Balance July 30, 2006	1,015	27.34	7.3 years	$20,834

Exercisable at July 30, 2006	573	$23.97	6.7 years	$13,681

The total intrinsic value of options exercised during the first nine months of fiscal 2006 was $7.9 million. The following summarizes additional information concerning outstanding options at July 30, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$14.25 – 19.38	237	5.6 years	$16.97
$20.64 – 30.18	432	7.3 years	27.08
$31.00 – 60.64	346	8.4 years	34.79

	1,015	7.3 years	$27.34

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$14.25 – 19.38	217	$16.87
$20.64 – 30.18	244	26.45
$31.00 – 60.64	112	32.36

	573	$23.97

Restricted stock transactions during the nine months ended July 30, 2006 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 29, 2005	491	$32.38
Granted	18	50.39
Distributed	(68)	36.61

Balance July 30, 2006	441	$32.44

The total pre-tax share-based compensation cost that has been recognized in results of operations was $2.1 million and $0.8 million for the three months ended July 30, 2006 and July 30, 2005, respectively, and $6.1 million and $2.5 million for the nine months ended July 30, 2006 and July 30, 2005, respectively. Of these amounts, $1.8 million and $0.8 million were included in selling, general and administrative expense for the three months ended July 30, 2006 and July 30, 2005, respectively, and $5.4 million and $2.5 million for the nine months ended July 30, 2006 and July 30, 2005, respectively, with the remaining costs in each period in cost of goods sold. As of July 30, 2006, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.8 million and $0.4 million for the three months ended July 30, 2006 and July 30, 2005, respectively, and $2.3 million and $1.0 million for the nine months ended July 30, 2006 and July 30, 2005, respectively. As of July 30, 2006, there was approximately $16.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.6 years.

Cash received from option exercises was $5.5 million and $5.0 million during the first nine months of fiscal 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $2.1 million and $1.9 million for the first nine months of fiscal 2006 and 2005, respectively.

The following table provides pro forma net earnings and earnings per share had we applied the fair value method of SFAS 123 for the fiscal three months and nine months ended July 30, 2005 (in thousands, except per share data):

	Fiscal Three Months Ended July 30, 2005	Fiscal Nine Months Ended July 30, 2005
Reported net income	$14,689	$36,143
Add share-based employee compensation expense included in reported income, net of tax (1)	548	1,626
Deduct share-based employee compensation expense determined under the fair value based method for all awards, net of tax	(1,433)	(4,276)

Pro forma net income	$13,804	$33,493

Basic Earnings per share
As reported	$0.71	$1.76

Pro forma	$0.67	$1.63

Diluted Earnings per share
As reported	$0.70	$1.73

Pro forma	$0.66	$1.60

(1)	Amount represents the after-tax compensation cost for restricted stock grants.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2006	July 30, 2005	July 30, 2006	July 30, 2005
Numerator for Basic and Diluted Earnings Per Share
Net income	$21,675	$14,689	$45,747	$36,143
Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding	20,065	20,738	20,079	20,565
Common stock equivalents:
Employee stock options	274	261	263	323
Unvested restricted stock awards	88	13	85	31
Convertible Notes	1,291	—	1,052	—

Adjusted weighted average shares and assumed conversions for diluted earnings per share	21,718	21,012	21,479	20,919

Earnings per share:
Basic	$1.08	$0.71	$2.28	$1.76

Diluted	$1.00	$0.70	$2.13	$1.73

For the fiscal three and nine months ended July 30, 2006, our average stock price was above the initial conversion price ($40.14) of our Notes (defined in Note 9). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the fiscal three and nine months ended July 30, 2006.

NOTE 7 – WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years, with the majority being 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection process before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize this deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty.

The following table represents our deferred warranty revenue activity for the nine months ended July 30, 2006 (in thousands):

July 30, 2006
Beginning balance	$6,215
Warranties issued	1,056
Revenue recognized	(527)
Other(1)	6,142

Ending balance	$12,886

(1)	Primarily relates to the opening balance for RCC’s deferred warranty revenue of $6.2 million. RCC’s warranty programs have similar terms and characteristics to our existing programs.

NOTE 8 – RETIREMENT BENEFITS

Defined Benefit Plan – As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and therefore employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, partnerships, stocks, bonds and fixed income securities.

In accordance with SFAS No. 141, Business Combinations, we are in the process of quantifying the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan. The difference between these two amounts will be recorded as an assumed liability. We have preliminarily used actuarial reports as of December 31, 2005 to estimate the fair value of the projected benefit obligation and plan assets. The recognition of this net pension asset or liability in the allocation of the purchase price has eliminated any previously unrecognized gain or loss, prior service cost and transition asset or obligation. Actuarial assumptions below are based on the December 31, 2005 actuarial report and will be updated upon the remeasurement of the projected benefit obligation and fair value of the plan assets which are expected to be updated in the fourth quarter of 2006.

The following table sets forth the preliminary funded status of the RCC Benefit Plan and the amounts recognized in the condensed consolidated balance sheet (in thousands):

December 31, 2005
Fair value of assets	$44,231
Benefit obligation	54,871

Funded status and net amount recognized	$(10,640)

Actuarial assumptions used were as follows:

December 31, 2005
Assumed discount rate	5.5%
Expected rate of return on plan assets	9.0%

The weighted-average asset allocations by asset category are as follows:

Investment Type	December 31, 2005
Equity securities	63%
Debt securities	4
Other	33

Total	100%

We have formed an investment committee to review the current investment strategies, investment advisors and risk tolerance levels. Should any of the strategic allocations extend beyond our targeted risk tolerance levels, a portfolio rebalance may be appropriate.

We expect the following benefit payments to be made (in thousands):

Years Ended December 31	Pension Benefits
2006	$4,310
2007	4,261
2008	3,971
2009	4,064
2010	4,057
Thereafter	19,286

Employer contributions – Since April 7, 2006, we have contributed $2.0 million to the RCC Benefit Plan and currently expect to contribute an additional $1.7 million in fiscal year 2006 to fund the RCC Benefit Plan.

NOTE 9 – LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	July 30, 2006	October 29, 2005
$125 Million Revolving Credit Facility – final maturity June 2009	$—	$—
$400 Million Term Loan, due June 2010	390,982	193,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	3,180	—
Capital lease commitments	69	—

	574,231	373,000
Current portion of long-term debt	(5,044)	(2,000)

Total long-term debt	$569,187	$371,000

The scheduled maturity of our debt is as follows (in thousands):

July 31, 2006 to October 29, 2006	$1,261
2007	5,038
2008	5,002
2009	4,992
2010 and thereafter	557,938

$574,231

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes (discussed below). At July 30, 2006, letters of credit totaling approximately $16.6 million were outstanding under the revolving credit facility and $391.0 million was outstanding under the term loan.

On April 7, 2006, we amended our senior secured credit facility. The amendments, among other things, (i) added $200 million in term loan indebtedness under the same interest terms and maturity as the initial $200 million term loan, (ii) modified the repayment schedule of the term loan to provide for 17 consecutive quarterly payments of $1.0 million, beginning May 1, 2006, and a final payment of $374.7 million at maturity, (iii) modified the definition of “Consolidated EBITDA” to allow for non-cash charges for expenses associated with SFAS 123(R), (iv) modified the definition of “Permitted Investments” to include the acquisition of RCC, (v) increased the letter of credit sub-facility from $20 million to $50 million, (vi) increased the incremental facility from $100 million to $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes (discussed below), (vii) removed the capital expenditure limitation in the debt covenants, (viii) increased the restricted payments basket from $35 million plus 25% of net income to $80 million if our senior leverage ratio is at least 0.25 lower than the then-required ratio, or up to an amount that would, on a pro forma basis, result in our having a total leverage ratio of 2.75 to 1.0 or lower. In accordance with Emerging Issues Task Force (“EITF”) 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, we have accounted for the amendments to our senior secured credit facility as a modification, and we have expensed $0.2 million of legal and other professional fees paid to third parties in connection with amending the facility.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.0% on base rate loans and 2.0% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the fourth quarter of fiscal 2006.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010. See Note 10 for further information.

The senior secured credit facility is secured by (1) 100% of our accounts receivable, inventory and equipment and related assets such as our software, chattel paper, instruments and contract rights (excluding foreign operations), and (2) 100% of the capital stock and other equity interests in each of our direct and indirect operating domestic subsidiaries and 65% of the capital stock in each of our foreign subsidiaries.

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At July 30, 2006, our interest coverage, leverage, and senior debt ratios were 9.23, 3.00 and 2.07, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility.

The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

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

At July 30, 2006, we had approximately $108.4 million in unused borrowing capacity (net of letters of credit outstanding of approximately $16.6 million) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur by the holders if the closing sale price per common share exceeds 120% of the initial conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At July 30, 2006, $180.0 million principal amount of the Notes was outstanding. During the second and third fiscal quarter of 2006, our stock price exceeded the 120% conversion threshold of the Notes. The stock price was higher than $48.16 for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2006 and June 30, 2006; therefore, our Notes may be converted by the holders, at their option. As a result, the outstanding $180.0 million obligation included in long-term debt is, by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified our obligation as long term in our balance sheet in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced.

NOTE 10 – INTEREST RATE SWAP

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of our $400 million variable rate Term Loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount will decrease on each of October 11, 2007, October 14, 2008 and October 13, 2009 to $145 million, $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (SFAS 133). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

Our interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133. In addition, the interest rate swap agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreement, which is adjusted quarterly, is recorded in the Consolidated Balance Sheet with a corresponding adjustment, net of tax, to other comprehensive income. The fair value of the Swap Agreement, excluding accrued interest, at July 30, 2006, was a liability of approximately $1.1 million.

Fair value estimates presented for the Swap Agreement are based on third-party information and were determined using proprietary models based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

We are exposed to credit loss in the event of nonperformance by the counterparty on the Swap Agreement. If the counterparty fails to meet the terms of the agreement, our exposure is limited to the net amount that would have been received, if any, over the remaining life of the Swap Agreement. We do not anticipate nonperformance as the contract is with a creditworthy counterparty and no material loss would be expected from nonperformance by the counterparty.

NOTE 11 – OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2006	July 30, 2005	July 30, 2006	July 30, 2005
Net income	$21,675	$14,689	$45,747	$36,143
Foreign exchange translation adjustments	(68)	—	126	—
Change in fair value of interest rate swap, net of tax	(677)	—	(677)	—

	$20,930	$14,689	$45,196	$36,143

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) EITF reached a consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. The adoption of this accounting pronouncement in the third quarter of 2006 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB EITF ratified the consensus on Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections—A replacement of APB Opinion 20 and FASB Statement 3 (“SFAS 154”). SFAS 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 13 – CONTINGENCIES

On or about September 15, 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site is necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program, which application was accepted by the TCEQ. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and had accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan have been filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal and, therefore, increased our accrual by $0.3 million in April 2006 and as we discovered additional buried drums in July 2006 increased our accrual an additional $1.36 million. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. We anticipate filing the appropriate reports related to our completion of the remedial action plan with the governmental agencies within the next several weeks. However, we can give no assurance that the federal and state governmental agencies will not require further testing, analysis and excavation prior to the issuance of a No Further Action Letter. Through July 30, 2006, we have spent $3.2 million related to this matter. The remaining accrued amount of $0.3 million as of July 30, 2006 represents the best current-cost estimate of the remaining costs to be incurred.

We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. Suit has been brought against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation of other potentially responsible parties including former owners and operators of the property against whom we are seeking contribution and/or indemnification. However, it is possible that the efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective. We have entered into settlement agreements with certain parties as a result of such litigation; however, we have not recorded any receivables for potential reimbursements from the former owners/operators who are defendants in such litigation.

We have learned that over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. At this time, we believe that the probable total repair cost will be approximately $0.9 million, and such amount, less expenses already incurred of $0.2 million, has been accrued in other accrued liabilities as of July 30, 2006. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. Furthermore, we are negotiating with the steel mill and the broker for reimbursement of all direct and indirect costs related to any repairs for which nothing has been accrued. While we are unable to predict with certainty the outcome of this matter, we believe the final outcome will not have a material adverse impact on our consolidated financial position or results of operations.

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

OVERVIEW

NCI Building Systems, Inc. (the “Company”, “we” or “our”) is North America’s largest integrated manufacturer and marketer of metal building products for the non-residential construction industry. We design, manufacture and market metal components and engineered building systems and provide metal coil coating services primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

Metal components offers builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offers a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

In late 2003, we initiated a strategy review which was approved by the Board of Directors in early 2004. The goal of the strategy is to materially increase the value of our company over a five year period through organic growth, accretive acquisition and upgrading our information technology systems (IT).

The strategy includes several important conclusions. First, to penetrate the potentially growing segment of the non-residential construction market referred to as “Rural and Agricultural.” This segment is generally characterized as a smaller building for storage and shelter. The acquisition of Heritage and Steelbuilding.com were specifically focused on this target segment.

Second, the strategy identifies the importance of having an Enterprise Resources Platform (“ERP”) and engineering systems to support our integrated business model – metal components, engineered building systems and metal coil coating. We chose Oracle 11i as our ERP system. We have completed installation of Oracle 11i in our metal coil coating business and will be introducing the system to our other business units and corporate functions over the next few years.

Third, the strategy identifies potential areas for organic growth. We have initiated several actions including increasing the metal coil coating third party sales, expanding our retail customer sales channels and expanding our builder network.

Fourth, the strategy points to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. On April 7, 2006, we closed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC at a purchase price of $371.4 million, including transaction costs. For the year ended December 31, 2005, RCC had revenues of approximately $430 million. The acquisition of RCC was consistent with our strategy. The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of their seven metal building manufacturing plants. RCC operates the Robertson Building Systems, Ceco Building Systems, and Star Building Systems divisions and is a leader in the metal buildings industry. Furthermore, we have identified between $6.0 and $25.0 million in potential synergies that should enhance the accretive earnings potential from the acquisition. We believe this transaction will create an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. For the fiscal nine months ended July 30, 2006, steel represented approximately 74% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts, including RCC’s contracts, have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “—Liquidity and Capital Resources —Steel Prices” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for 2006 expects a total non-residential construction growth of 6% in square footage and 13% in dollar value.

We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income and whether or not each segment has achieved its projected sales goals, and (ii) non-financial efficiency indicators such as revenue per employee, man hours per ton of steel produced and shipped tons per employee. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings per share, as key indicators of shareholder value. Consequently, we pay management bonuses only if we achieve a return on adjusted operating assets (“ROA”) of at least 15% in fiscal 2005 and 14% in fiscal 2006 or, for the senior executives, a combination of growth in earnings per share of at least 10% and ROA of at least 15% in fiscal 2005 and 14% in fiscal 2006. Our bonus program provides that ROA is calculated by dividing (a) EBIT plus deferred financing costs and other approved nonrecurring expenses, before accruals for bonuses and awards under our incentive plan by (b) assets, excluding cash, deferred taxes and goodwill.

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

Products of all business segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to how we manage it and due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments. This provides better customer service and shorter delivery time and minimizes transportation costs to the customer. Segment information is included in Note 4 of our consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 30, 2006		July 30, 2005		July 30, 2006		July 30, 2005
		%		%		%		%
Sales:
Metal components	$206,270	46	$167,750	57	$555,167	52	$452,302	57
Engineered building systems	250,907	55	127,446	44	524,221	48	332,085	42
Metal coil coating	74,813	17	57,254	19	199,169	19	164,154	21
Intersegment sales	(82,597)	(18)	(59,716)	(20)	(206,550)	(19)	(159,997)	(20)

Total sales	$449,393	100	$292,734	100	$1,072,007	100	$788,544	100

Operating income:
Metal components	$28,663	14	$18,229	11	$68,203	12	$52,399	12
Engineered building systems	19,396	8	14,288	11	39,386	8	31,337	9
Metal coil coating	8,435	11	3,430	6	18,421	9	11,537	7
Corporate	(15,019)	—	(8,915)	—	(39,963)	—	(28,040)	—

Total operating income (% of sales)	$41,475	9	$27,032	9	$86,047	8	$67,233	9
Unallocated other expense	7,145		2,256		12,207		6,521

Income before income taxes	$34,330		$24,776		$73,840		$60,712

					July 30, 2006		October 29, 2005
Total assets:
Metal components					$373,354	28	$353,930	36
Engineered building systems					714,500	53	257,114	26
Metal coil coating					169,437	13	155,009	16
Corporate					81,529	6	224,166	22

Total assets					$1,338,820	100	$990,219	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JULY 30, 2006 COMPARED TO FISCAL THREE MONTHS ENDED JULY 30, 2005

Consolidated sales for the three months ended July 30, 2006 were $449.4 million compared with $292.7 million for the three months ended July 30, 2005. Sales were up 53.5%, or $156.7 million. Of this increase, $122.0 million was a result of the RCC acquisition, and the remainder resulted primarily from increased tonnage volumes in the metal components and metal coil coating segments, partially offset by decreased tonnage volumes in the engineered building systems segment. Higher tonnage volumes were driven by an improving market for non-residential construction primarily in the metal components segment.

Consolidated cost of sales increased 51.5% for the three months ended July 30, 2006 to $335.7 million compared with $221.6 million for the three months ended July 30, 2005. Gross margins were 25.3% for the three months ended July 30, 2006 compared to 24.3% for the same prior year period. The increase in the gross margin percentage was a result of increases in margins at the metal components and metal coil coating segments, partially offset by decreased margins at the engineered building systems segment. The gross margins for engineered building systems were lower due to higher material costs, primarily steel costs, which were not entirely passed on to customers. The higher margins in the metal components segment resulted from both higher sales volume and higher sales prices. The metal coil coating margins were higher due to higher volumes produced over a fixed cost base and increased sales prices.

Metal components sales increased $38.5 million, to $206.3 million, in the three months ended July 30, 2006 compared to $167.8 million in the prior year’s period. Sales were up primarily due to a 24.7% increase in external tons shipped. Sales to third parties for the three months ended July 30, 2006 increased $36.8 million to $181.2 million from $144.4 million in prior year’s quarter. The remaining $1.7 million represents an increase in intersegment sales. Metal components accounted for 45.9% of total consolidated sales in the three months ended July 30, 2006 compared to 57.3% in the three months ended July 30, 2005.

Operating income of the metal components segment increased 57.2% in the three months ended July 30, 2006, to $28.7 million, compared to $18.2 million in the same prior year period. This $10.4 million increase resulted from a $11.7 million increase in gross profit offset by a $1.3 million increase in selling and administrative expenses. The increase in selling and administrative expenses was due to increases in variable selling expenses of $1.4 million on higher sales activity.

Engineered building systems sales increased $123.5 million to $250.9 million in the three months ended July 30, 2006 compared to $127.4 million in the prior year’s period. Of this increase, $122.0 million was attributable to the RCC acquisition, partially offset by a 6.1% decrease in external tons shipped from our legacy operations. Sales to third parties for the three months ended July 30, 2006 increased $117.7 million to $239.6 million from $121.9 million in the prior year’s period. The remaining $5.8 million represents an increase in intersegment sales for the three months ended July 30, 2006. Engineered building systems accounted for 55.8% of total consolidated sales in the three months ended July 30, 2006 compared to 43.5% in the three months ended July 30, 2005.

Operating income of the engineered building systems segment increased 35.8% in the three months ended July 30, 2006 to $19.4 million, compared to $14.3 million in the prior year’s period. This $5.1 million increase resulted from a $26.0 million increase in gross profit offset by a $20.9 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $18.2 million of the increased selling and administrative costs, and the remaining cost increase was primarily due to a prior period benefit from a settlement of a suit against a former employee in the amount of $1.0 million and an increase of $0.8 million in variable selling and engineering expenses in the third quarter of 2006 compared with the third quarter of 2005.

Metal coil coating sales increased $17.6 million to $74.8 million in the three months ended July 30, 2006 from $57.2 million in the prior year’s period. Sales to third parties for the three months ended July 30, 2006 increased $2.2 million to $28.6 million from $26.4 million in the prior year’s period. The remaining $15.4 million represents an increase in intersegment sales for the three months ended July 30, 2006 compared with prior year’s period. Metal coil coating accounted for 16.6% of total consolidated sales in the three months ended July 30, 2006 compared to 19.6% in the three months ended July 30, 2005.

Operating income of the metal coil coating segment increased by 145.9%, to $8.4 million, compared to $3.4 million in the prior year’s period primarily due to increased gross margins on the increased revenues. In addition, the segment’s operating income during the current quarter benefited from a $1.1 million property tax reduction. As a percentage of segment sales, operating income in the three months ended July 30, 2006 was 11.3%, compared to 6.0% in the three months ended July 30, 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $72.2 million in the three months ended July 30, 2006 compared to $44.1 million in the prior year’s period. Of this $28.1 million increase, $18.2 million resulted from the inclusion of RCC in the three months ended July 30, 2006 but not in the comparable period of the prior year. The remaining increase was primarily the result of higher bonus accruals of $2.4 million, a prior period benefit from a settlement of a suit against a former employee in the amount of $1.6 million, higher selling expenses of $1.5 million on increased sales activity, a current quarter charge of $1.36 million for environmental remediation and an increase in share-based compensation expense of $1.3 million due primarily to the adoption of SFAS 123(R). In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 16.1% for the three months ended July 30, 2006 as compared to 15.1% for the three months ended July 30, 2005.

Consolidated interest expense for the three months ended July 30, 2006 increased by 101.0%, to $8.0 million compared to $4.0 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition, and increases in interest rates on variable rate borrowings under our senior secured credit facility. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for the three months ended July 30, 2006 increased 25.5%, to $12.7 million compared to $10.1 million for the prior year’s period. The increase was primarily due to a $9.6 million increase in pre-tax earnings, partially offset by a decrease in the effective tax rate from 40.7% for the three months ended July 30, 2005 to 36.9% for the three months ended July 30, 2006. The decrease in the effective tax rate was due to approximately $0.5 million of non-recurring adjustments made during the three months ended July 30, 2006 related to various state tax matters.

FISCAL NINE MONTHS ENDED JULY 30, 2006 COMPARED TO FISCAL NINE MONTHS ENDED JULY 30, 2005

Consolidated sales for the nine months ended July 30, 2006 were $1,072.0 million compared with $788.5 million for the nine months ended July 30, 2005. Sales were up 35.9%, or $283.5 million. Of this increase, $151.2 million was a result of the RCC acquisition, and the remainder resulted primarily from increased tonnage volumes in all three existing segments. Higher tonnage volumes were driven by an improving market for non-residential construction.

Consolidated cost of sales increased 35.7% for the nine months ended July 30, 2006 to $810.4 million compared with $597.1 million for the nine months ended July 30, 2005. Gross margins were 24.4% for the nine months ended July 30, 2006 compared to 24.3% for the same prior year period. The increase in gross margin percentage was a result of increases in margins at the metal coil coating and metal components segments, partially offset by decreased margins at the engineered building systems segment. The gross margins for engineered building systems were lower due to the presence of large low margin structural projects and a higher number of lower margin higher complexity projects compared to prior periods as well as higher material costs, which were not passed on to customers. The higher margins in the metal components segment resulted from higher sales volume driven both by higher third-party sales and intercompany sales over a fixed manufacturing cost base and increased sales prices. The metal coil coating margins were higher due to a larger increase in sales prices over material costs as well as a change in product mix.

Metal components sales increased $102.9 million, to $555.2 million, in the nine months ended July 30, 2006 compared to $452.3 million in the prior year’s period. Sales were up primarily due to a 28.8% increase in external tons shipped. Sales to third parties for the nine months ended July 30, 2006 increased $93.4 million to $486.6 million from $393.1 million in prior year’s period. The remaining $9.5 million represents an increase in intersegment sales. Metal components accounted for 51.7% of total consolidated sales in the nine months ended July 30, 2006 compared to 57.4% in the nine months ended July 30, 2005.

Operating income of the metal components segment increased 30.2% in the nine months ended July 30, 2006, to $68.2 million compared to $52.4 million in the same period of the prior year. This $15.8 million increase resulted primarily from a $24.8 million increase in gross profit offset by a $9.0 million increase in selling and administrative expenses. Of the increased costs, $4.3 million resulted from increased variable selling costs on higher sales activity and $1.8 million resulted from the inclusion of Heritage Building Systems (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) for the full period in 2006 as compared to a partial period in the prior year. The remaining increase resulted from $1.6 million in higher media advertising costs over prior year’s period and an increase of $1.4 million in bad debt expense over prior year’s period.

Engineered building systems sales increased $192.1 million to $524.2 million in the nine months ended July 30, 2006 compared to $332.1 million in the prior year’s period. Of the increase, $151.2 million was attributable to the RCC acquisition and the remainder resulted primarily from a 13.0% increase in external tons shipped from our legacy operations. Sales to third parties for the nine months ended July 30, 2006 increased $177.7 million to $494.9 million from $317.2 million in the prior year’s period. The remaining $14.4 million represents an increase in intersegment sales for the nine months ended July 30, 2006. Engineered building systems accounted for 48.9% of total consolidated sales in the nine months ended July 30, 2006 compared to 42.1% in the nine months ended July 30, 2005.

Operating income of the engineered building systems segment increased 25.7% in the nine months ended July 30, 2006 to $39.4 million, compared to $31.3 million in the prior year’s period. This $8.0 million increase resulted from a $39.2 million increase in gross profit offset by a $31.2 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $23.0 million of the increase in selling and administrative costs. The remaining increase in expenses was primarily due to an increase of $3.8 million in variable engineering and selling expenses on higher sales activity, an increase of $1.6 million in 401(k) and health benefit costs, $1.0 million related to warranty rework and a $1.0 million increase due to a prior period benefit of a settlement of a suit against a former employee.

Metal coil coating sales increased $35.0 million to $199.2 million in the nine months ended July 30, 2006 from $164.2 million in the prior year’s period. Sales to third parties for the nine months ended July 30, 2006 increased $12.3 million to $90.5 million from $78.2 million in the prior year’s period. The remaining increase of $22.7 million represents an increase in intersegment sales to $108.6 million for the nine months ended July 30, 2006 from $86.0 million in the prior year’s period. Metal coil coating accounted for 18.6% of total consolidated sales in the nine months ended July 30, 2006 compared with 20.8% in the nine months ended July 30, 2005.

Operating income of the metal coil coating segment increased by 59.7%, to $18.4 million, compared to $11.5 million in the prior year’s period primarily due to increased gross margins. The increase in gross margin primarily resulted from increased sales prices over material costs as well as a change in product mix. In addition, operating income during the current quarter benefited from a $1.1 million property tax reduction. As a percentage of segment sales, operating income in the nine months ended July 30, 2006 was 9.2%, compared to 7.0% in the nine months ended July 30, 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $175.6 million in the nine months ended July 30, 2006 compared to $124.2 million in the prior year’s period. Of this $51.4 million increase, $23.0 million resulted from the recent RCC acquisition, increased variable selling costs of $4.7 million and an increase in share-based compensation expense of $3.6 million due primarily to the adoption of SFAS 123(R). The remaining increase was primarily the result of increased engineering expenses of $3.0 million on increased sales activity, increased bonus expense of $2.6 million on increased earnings, increased media advertising costs of $2.1 million, $1.8 million from the inclusion of Heritage and Steelbuilding.com for the full first quarter of 2006 as compared to only part of the corresponding quarter in 2005, $1.8 million higher health care costs due to a prior year benefit, higher bad debt of $1.4 million over an unusually low prior year and a $1.36 million environmental charge. In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 16.4% for the nine months ended July 30, 2006 as compared to 15.8% for the nine months ended July 30, 2005.

Consolidated interest expense for the nine months ended July 30, 2006 increased by 64.6%, to $17.6 million compared to $10.7 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and substantial increases in interest rates on variable rate borrowings under our senior secured credit facility. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for the nine months ended July 30, 2006 increased 14.3%, to $28.1 million compared to $24.6 million for the prior year’s period. The increase was primarily due to a $13.1 million increase in pre-tax earnings offset by a decrease in the effective tax rate from 40.5% for the nine months ended July 30, 2005 to 38.0% for the nine months ended July 30, 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction which is expected to be approximately $2.3 million for the year. In addition, approximately $0.5 million of non-recurring adjustments were made during the nine months ended July 30, 2006 related to state tax matters, which reduced the effective tax rate for 2006.

ACQUISITIONS

On April 7, 2006, we closed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. The purchase price for RCC was approximately $371.4 million including transaction costs and is subject to a post-closing adjustment based on net working capital, as defined in the Stock Purchase Agreement, of RCC at the closing date. This adjustment has not been finalized. The transaction was accounted for using the purchase method. The preliminary purchase price allocation is subject to further refinement of our fair value estimates for certain assets acquired and liabilities assumed. The excess cost over the fair value of the identifiable acquired net assets was approximately $273.1 million and such amount has been recorded as goodwill in the Condensed Consolidated Balance Sheet. RCC operates the Robertson Building Systems, Ceco Building Systems and Star Building Systems divisions and is a leader in the metal buildings industry.

The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of their seven metal building manufacturing plants. Furthermore, we have identified between $6 and $25 million in potential synergies that may be realized over a period through 2009 and which should enhance the accretive earnings potential from the acquisition. The specific areas that we are focused on include:

(a)	Retaining and expanding our customer base

(b)	Consolidating and leveraging our procurement activities for steel, paint and fasteners

(c)	Consolidating RCC’s light gauge painting requirement with our light gauge painting lines within our coating business unit

(d)	Suspending RCC’s post painting process in favor of our pre-painted process within our metal coil coating business unit

(e)	Selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial / industrial doors through RCC builder network

(f)	Rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub and spoke delivery system”

(g)	Migrating RCC’s engineering systems to our engineered building systems business unit.

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

LIQUIDITY AND CAPITAL RESOURCES

General

On July 30, 2006 we had working capital of $195.1 million compared to $293.1 million at the end of fiscal 2005, a $98.0 million decrease. Similarly, our cash and cash equivalents decreased $143.0 million to $57.7 million compared to $200.7 million at October 29, 2005. The decrease in the fiscal nine months ended July 30, 2006 primarily resulted from $386.1 million of cash used in investing activities, substantially all of which was a result of the RCC acquisition, partially offset by cash provided by financing activities of $188.4 million due to the issuance of new debt to finance a portion of the RCC acquisition. The cash provided by operating activities was negatively impacted by a $33.2 million increase in current assets partially offset by a $13.5 million increase in current liabilities from the end of fiscal 2005. The increase in current assets is related to increases in inventory, accounts receivable and prepaids. The increase in current liabilities is partially related to the receipt of prepaid vendor rebates.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash position of the conversion price from any future conversions of our Notes (discussed below). At July 30, 2006, letters of credit totaling approximately $16.6 million were outstanding under the revolving loan facility and $391.0 million was outstanding under the term loan.

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

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.0% on base rate loans and 2.0% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the fourth quarter of fiscal 2006.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At July 30, 2006, our interest coverage, leverage, and senior debt ratios were 9.23, 3.00 and 2.07, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility.

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

At July 30, 2006, we had approximately $108.4 million in unused borrowing capacity (net of letters of credit outstanding of approximately $16.6 million) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and conversion may only occur if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter or if certain other conditions are met. At July 30, 2006, $180.0 million principal amount of the Notes was outstanding. During the second and third fiscal quarter of 2006, our stock price exceeded the 120% conversion threshold of the Notes. The stock price was higher than $48.16 for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2006 and June 30, 2006; therefore, our Notes may be converted by the holders, at their option. As a result, the outstanding $180.0 million obligation included in long-term debt is, by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified the obligation as long term in our balance sheet in accordance with SFAS 6, Classification of Short-Term Obligations Expected to Be Refinanced.

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

We expect that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund planned capital expenditures of approximately $27 to $30 million for fiscal 2006 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness. We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, the $374.7 million final installment on our term loan by its maturity date in June 2010, or the $180.0 million convertible senior subordinated notes at its conversion (if the $180.0 incremental facility were not available), we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

Steel Prices

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $345 per ton at the end of our third fiscal quarter of fiscal 2006. We expect recent trends will continue in fiscal 2006 with anticipated weighted average steel price increases in the 16% range. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first fiscal nine months of 2006, we purchased approximately 30% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and adversely affect our business.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 30, 2006, we were not involved in any unconsolidated SPE transactions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, self insurance accruals, goodwill, allowance for doubtful accounts and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2005. In addition, following the adoption of SFAS 123(R), we consider our policies related to share-based compensation to be a critical accounting policy. On April 7, 2006, we acquired 100% of the issued and outstanding shares of RCC which included the recognition of additional goodwill in the amount of $273.1 million and the assumption of the RCC defined benefit pension plan (the “RCC Benefit Plan”). As a result, we consider our policies and estimates related to acquisitions and intangible assets to be critical accounting policies.

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

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(Revised), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first nine months of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal three months ended July 30, 2006 were $0.8 million and $0.5 million lower, respectively, and for the fiscal nine months ended July 30, 2006 were $2.6 million and $1.6 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal three months ended July 30, 2006 would have been $0.03 and $0.02 higher, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $1.08 and $1.00, respectively. Both basic and diluted earnings per share for the fiscal nine months ended July 30, 2006 would have been $0.08 higher if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $2.28 and $2.13, respectively.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

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

We have recorded approximately $273.1 million of goodwill as a result of the RCC acquisition. We are currently assessing the allocation of the RCC goodwill to the appropriate reporting unit(s).

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2005, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 is effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. The adoption of this accounting pronouncement in the third quarter of 2006 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB EITF ratified the consensus on Issue No. 06-3, How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (“EITF 06-3”). EITF 06-3 requires disclosure of a company’s accounting policy regarding presentation of taxes, including any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 30, 2006, steel constituted approximately 74% of our cost of sales. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

Beginning in the second quarter of fiscal 2004, there were unusually rapid and significant increases in steel prices and severe shortages in the steel industry due in part to increased demand from China’s expanding economy and high energy prices. Supply and prices from the domestic steel manufacturers and available foreign spot purchases began stabilizing during our fourth fiscal quarter of fiscal 2004 and largely stabilized during the second fiscal quarter of fiscal 2005. However, since the end of our second fiscal quarter of fiscal 2005, scrap steel prices fell from approximately $270 per ton to $140 per ton, and then rebounded to approximately $345 per ton at the end of our third fiscal quarter of fiscal 2006. We expect recent trends will continue in fiscal 2006 with anticipated weighted average steel price increases for the year to be in the 16% range. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel, and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and International Steel Group, Inc. (“ISG”) acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first fiscal nine months of 2006, we purchased approximately 30% of our steel requirements from ISG. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

With steel accounting for approximately 74% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $6.0 million for the nine months ended July 30, 2006, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 30, 2006, we had $391.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.3 million on an annual basis. Our objective in maintaining a portion of our borrowings at a variable rate is the flexibility obtained regarding early repayment without penalties.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 10 to the Condensed Consolidated Financial Statements, we have converted $160 million of our $400 million Term Loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). The fair value of the Swap Agreement, excluding accrued interest, at July 30, 2006, was a liability of approximately $1.1 million.

We are exposed to credit loss in the event of nonperformance by the counterparty on the Swap Agreement. If the counterparty fails to meet the terms of the agreement, our exposure is limited to the net amount that would have been received, if any, over the remaining life of the Swap Agreement. We do not anticipate nonperformance as the contract is with a creditworthy counterparty and no material loss would be expected from nonperformance by the counterparty.

See Note 9 to the Condensed Consolidated Financial Statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Foreign currency transaction gains and losses are reflected in income for the period. Net foreign currency exchange gains (losses) for the three months and nine months ended July 30, 2006, were $43,000 and $(92,800), respectively, and for the three months and nine months ended July 30, 2005 were $138,200 and $143,300, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gain (loss) included in other comprehensive income for the three and nine months ended July 30, 2006 was ($68,000) and $126,000, respectively.

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

During the third quarter of fiscal 2006, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

On or about September 15, 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site is necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program, which application was accepted by the TCEQ. Based upon an analysis of projected remediation costs of the known contamination, we originally estimated that we would spend and had accrued through fiscal 2004 approximately $2.5 million to remediate this site, which included future environmental fees, oversight expenses and additional testing expenses. In the fourth quarter of fiscal 2005, we reduced our accrual to approximately $1.9 million based upon a cost estimate for the proposed remediation work, including excavation, transportation, analysis and disposal. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan have been filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal and, therefore, increased our accrual by $0.3 million in April 2006 and as we discovered additional buried drums in July 2006 increased our accrual an additional $1.36 million. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. We anticipate filing the appropriate reports related to our completion of the remedial action plan with the governmental agencies within the next several weeks. However, we can give no assurance that the federal and state governmental agencies will not require further testing, analysis and excavation prior to the issuance of a No Further Action Letter. Through July 30, 2006, we have spent $3.2 million related to this matter. The remaining accrued amount of $0.3 million as of July 30, 2006 represents the best current-cost estimate of the remaining costs to be incurred.

We have a contractual indemnity by the immediate prior owner of the property, which we believe obligates that party to reimburse our response costs with respect to this condition. Suit has been brought against the prior owner asserting this indemnity, and that party has disputed liability. Furthermore, we have joined in the litigation of other potentially responsible parties including former owners and operator of the property against whom we are seeking contribution and/or indemnification. However, it is possible that the efforts to obtain reimbursement of our response costs at this site may not be successful or may not prove to be cost-effective. We have entered into settlement agreements with certain parties as a result of such litigation; however, we have not recorded any receivables for potential reimbursements from the former owners/operators who are defendants in such litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the third quarter of fiscal 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
May 1, 2006 to May 28, 2006	—		—	—	135,992
May 29, 2006 to June 25, 2006	242,714	(2)	$51.45	242,400	893,592
June 26, 2006 to July 30, 2006	80,062	(2)	$50.82	80,000	813,592

Total	322,776		$51.29	322,400	813,592

(1)	On November 9, 2000, we publicly announced that our board of directors authorized the repurchase of up to 1.5 million shares of our common stock. On September 2, 2005, we announced that our board of directors had reaffirmed our previously authorized share repurchase program, authorizing the repurchase of up to 1.2 million shares. In addition, on June 7, 2006, we publicly announced that our board of directors authorized the repurchase of up to 1.0 million additional shares for our common stock. There is no expiration date for this repurchase program.
(2)	A portion of these shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the last day prior to the vesting date.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 6, 2006	By:	/s/ Frances R. Powell
Frances R. Powell
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through June 1, 2006 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated June 1, 2006 and incorporated by reference herein)

10.1	NCI Building Systems, Inc. Bonus Program (As Amended and Restated as of June 15, 2006) (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 15, 2006)

*12.1	Computation of ratio earnings to fixed charges

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith