Form 10-K
period 2006-10-29
NCI BUILDING SYSTEMS INC
filed 2007-01-11
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 29, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

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

Large accelerated filer  ☑                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 28, 2006, was $1,308,580,994, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on January 3, 2007 was 20,098,363.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 9, 2007.

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

i

•	raw material pricing;

•	financial condition of our raw material suppliers;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

ii

PART I

Item 1.	Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our,”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We operate 44 manufacturing facilities located in 17 states, Mexico and Canada. We sell metal components, engineered building systems and metal coil coating services, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

•	controlling operating and administrative costs;

•	managing working capital and fixed assets;

•	developing new markets and products; and

•	successfully identifying strategic growth opportunities.

We believe that metal products have gained and continue to gain a greater share of the new nonresidential construction, repair and retrofit markets. This is due to increasing acceptance and recognition of the benefits of metal products in building applications. Metal products and components offer builders, designers, architects and end users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility. Similarly, engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs.

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there are numerous opportunities for growth through consolidation in the metal buildings and components industry, and our goal is to continue to grow through strategic acquisitions, as well as organically. In furtherance of this strategy, on April 7, 2006, we closed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC for a cash purchase price of $366.6 million. RCC is now our subsidiary, and the results of RCC’s operations on and after April 7, 2006 are included in our consolidated financial statements.

RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. We have realized synergies as a result of this acquisition and expect to realize significant additional synergies going forward as we complete the integration of RCC. The specific areas that we are focused on include:

•	retaining and expanding our customer base;

•	consolidating and leveraging our procurement activities for steel, paint and fasteners;

•	consolidating RCC’s light gauge painting requirement into our light gauge painting lines within our coating business unit;

•	suspending RCC’s post painting process in favor of our pre-painted process within our metal coil coating business unit;

•	selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial/industrial doors through RCC builder network;

•	rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub and spoke delivery system”; and

•	migrating RCC’s engineering systems to our engineered building systems business unit.

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

Business Segments

We have divided our operations into three reportable segments: metal components, engineered building systems and metal coil coating, based upon similarities in product lines, manufacturing process, marketing and management of our business. Products of all three segments use the same basic raw materials. Our metal components segment sales include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. The engineered building systems segment includes the manufacturing of main frames and Long Bay® Systems, and includes value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. Metal coil coating consists of cleaning, treating and painting continuous steel coils before the steel is fabricated for use by construction and industrial users. Our sales to outside customers, operating income and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2004		2005		2006
Sales:
Metal components	$608,836	56%	$653,717	58%	$771,200	49%
Engineered building systems	436,332	40	474,368	42	822,963	52
Metal coil coating	234,886	22	232,648	20	278,814	18
Intersegment sales	(195,191)	(18)	(230,667)	(20)	(302,495)	(19)

Total net sales	$1,084,863	100%	$1,130,066	100%	$1,570,482	100%

	2004		2005		2006
Operating income:
Metal components	$74,385	12%	$76,410	12%	$91,998	12%
Engineered building systems	33,679	8	47,678	10	71,962	9
Metal coil coating	26,444	11	20,157	9	24,948	9
Corporate	(37,532)	—	(39,775)	—	(51,621)	—

Total operating income (% of sales)	$96,976	9%	$104,470	9%	$137,287	9%
Unallocated other expense	22,319		8,259		18,255

Income before income taxes	$74,657		$96,211		$119,032

Total assets as of fiscal year end 2005 and 2006:
Metal components			$360,793	36%	$374,233	29%
Engineered building systems			250,653	25	684,213	52
Metal coil coating			155,009	16	193,050	15
Corporate			223,764	23	52,747	4

Total assets			$990,219	100%	$1,304,243	100%

Metal Components. We are one of the largest domestic suppliers of metal components to the nonresidential building industry. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as for repair and retrofit uses.

We market our metal components products nationwide primarily through a direct sales force under several brand names. These brand names include “Metal Building Components” (“MBCI”), “American Building Components” (“ABC”), “Doors and Building Components” (“DBCI”), “NCI Metal Depots,” “Able Doors,” “Heritage Building Systems” (“Heritage”) and “Steelbuilding.com.”

Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, engineer, manufacture and market engineered building systems and self-storage building systems for all non-residential markets including commercial, industrial, agricultural, governmental and community. We market these systems nationwide through authorized builder networks totaling over 3,800 active builders and a direct sales force under several brand names. These brand names include “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Ceco Building Systems,” “Star Building Systems” and “Robertson Building Systems.”

Metal Coil Coating. We provide products and services, including cleaning, treating and painting of various flat-rolled metal coil substrates and the slitting/embossing of painted coils. We clean, treat and coat hot roll and light gauge metal coils for our own use in our other two business segments, supplying substantially our entire internal metal coil coating requirements. In fiscal 2006, our internal use accounted for approximately 55% of our production. We also clean, treat and coat hot roll metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures and office furniture. We market our metal coil coating services nationwide under the brand names “Metal Coaters,” “Metal-Prep” and “DOUBLECOTE.” In 2007, the DOUBLECOTE brand name will be re-branded as Metal Coaters.

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

These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural and rural uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. Although precise market data is limited, we estimate the metal components market including roofing applications to be a multi-billion dollar market. We believe that the metal components business is less affected by economic cycles than the engineered building systems business due to the use of metal components in repair and retrofit applications. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

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

Lower life cycle cost. The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are higher for metal roofing due to the need for a sloping support system, the lower ongoing costs more than offset the initial cost.

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

Engineered Building Systems. Engineered building systems consist of engineered structural members and panels that are fabricated and roll-formed in a factory. These systems are custom designed and engineered to meet project requirements and then shipped to a construction site complete and ready for assembly with no additional field welding required. Engineered building systems manufacturers design an integrated system that meets applicable building code and designated end use requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and metal roof and wall systems or conventional wall materials by others such as masonry and concrete tilt-up panels.

Over the last 25 years, engineered building systems have significantly increased penetration of the market for nonresidential low rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported domestic and export sales of engineered building systems by their members which represent a limited number of actual buildings manufactured for 2004 and 2005 totaled approximately $2.5 billion and $2.7 billion, respectively. Although final 2006 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems continued to increase throughout 2006 as in 2005. We expect the upward trend in industry sales to continue in 2007 as nonresidential construction markets show ongoing improvements.

We believe the cost of an engineered building system generally represents approximately 20% to 30% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users.

In our marketing efforts, we generally emphasize the following characteristics of engineered building systems to distinguish them from other methods of construction:

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

Environmentally friendly. Our buildings utilize recycled steel materials and our roofing and siding utilize painted surfaces with high reflectance and emissivity, which help conserve energy and operating costs.

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

Consolidation

Over the last several years, there has been consolidation in the metal components, engineered building systems and metal coil coating industries, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Robertson Building Systems, Ceco Building Systems and Star Building Systems divisions and is a leader in the metal buildings industry. In December 2004, we acquired Heritage and Steelbuilding.com and our joint venture partner’s 49% interest in our Monterrey, Mexico manufacturing facility. For more information, see “—Acquisitions”.

Products and Markets

Our product lines consist of metal components, engineered building systems and metal coil coating services.

Metal Components. Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims, we sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We believe we offer the widest selection of metal components in the building industry.

Purlins and girts are medium gauge, roll-formed steel components, which builders use for secondary structural framing. We custom produce purlins and girts for our customers and offer the widest selection of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

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

Engineered Building Systems. Engineered building systems consist of custom-engineered structural members and panels that are welded and roll-formed in a factory and shipped to a construction site complete and ready for assembly. We design an integrated engineered building system that meets customer specifications and allows easy on-site assembly by the builder or independent contractor. Engineered building systems typically consist of three systems:

Primary structural framing. Primary structural framing, fabricated from heavy-gauge plate steel, supports the secondary structural framing, roof, walls and all externally applied loads. Through the primary framing, the force of all applied loads is structurally transferred to the foundation.

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

Metal roof and wall systems. Metal roof and wall systems not only lock out the weather but may also contribute to the structural integrity of the overall building system. Roof and wall panels are fabricated from light-gauge, roll-formed steel in many architectural configurations.

Accessory components complete the engineered building system. These components include doors, windows, specialty trims, gutters and interior partitions.

Our patented Long Bay® System allows for construction of metal buildings with bay spacings of up to 65 feet without internal supports. This compares to bay spacings of up to 30 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, which significantly reduces erection time compared with conventional steel construction. Our patented Long Bay® System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more quickly.

Metal Coil Coating. Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat rolled continuous coils of metal, including steel and aluminum. We provide our own light gauge metal coil coating products and services for use in metal component, door and engineered building systems manufacturing. We also pre-paint hot roll coils for our own use and other manufacturers of engineered building systems and metal components, as well as, light gauge steel coils for steel mills and metal service centers that supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters and other products.

Our metal coil coating operations apply a variety of paint systems to metal coils. The process generally includes cleaning, treating and painting the coil, and slitting and/or embossing it to customer specifications. We believe that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers’ in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Sales, Marketing and Customers

Metal Components. We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “ABC,” “Insulated Panel Systems” (“IPS”) and “NCI Metal Depots.” Roll-up doors, sectional doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “DBCI” or “Able Doors.” These components also are produced for integration into self storage and engineered building systems sold by us. We sell small custom-engineered metal buildings and components through three marketing channels targeting end-use consumers and small general contractors. We sell through NCI Metal Depots which has six retail stores in Texas and New Mexico, Heritage Building Systems which is a highly successful direct response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online.

We market our components products within five product lines: industrial, commercial, institutional, agricultural and rural.

Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are emerging as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2006, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

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

Engineered Building Systems. We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star Building Systems,” “Ceco Building Systems” and “Robertson Building Systems.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,800 active builders. We also sell engineered building systems to various private labels. During fiscal 2006, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales.

Our authorized builder networks consist of independent general contractors that market our products and services to end users. Most of our sales of engineered building systems are through our authorized builder networks. We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. The agreement is cancelable by either party on 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business.

Our patented Long Bay® System provides us with an entry to builders that focus on larger buildings. This also provides us with new opportunities to cross-sell our other products to these new builders and to compete with the conventional construction industry.

We have a National Accounts program, which is designed to provide our builders with access to the largest corporate buyers, contractors and developers in the United States. We currently have a team of over 18 people, which includes a field sales force of five, who comprise our National Accounts group. We market our engineered building systems and our patented Long Bay® System under this program using multiple brand names.

Metal Coil Coating. We have a small number of national accounts for our metal coil coating products and services. Each of our metal coil coating facilities has its own sales manager and sales staff. We market our metal coil coating products under the brand names “DOUBLECOTE,” “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building segments. During fiscal 2006, our largest customer accounted for approximately 1% of our total consolidated sales.

Manufacture and Design

Metal Components. We operate 25 facilities in 14 states used for manufacturing of metal components for the nonresidential construction industry, including four facilities for our door operations. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Some metal components are processed at the Texas and Georgia plants and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls that form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

Engineered Building Systems. We operate 14 facilities throughout North America, Monterey, Mexico and Hamilton, Ontario in Canada, for manufacturing and distributing engineered building systems. These facilities include seven facilities recently acquired as a result of the RCC acquisition. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. We employ approximately 317 engineers and draftsmen in this area. In addition to our employees, from time-to-time, depending on our volume, we outsource to third-parties portions of our drafting requirements.

Once the specifications and designs of the customer’s project have been finalized, the manufacturing of frames and other building systems begins at one of our 12 frame manufacturing facilities. Fabrication of the primary structural framing consists of a process in which steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering system are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

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

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. During fiscal 2006, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 40% in the aggregate. No other steel supplier accounted for more than 10% of steel purchases during fiscal 2006. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers (see “Item 1A. Risk Factors”). These suppliers generally maintain an inventory of the types of materials we require.

Our improved inventory management processes, which we implemented during fiscal 2005, resulted in a reduction in our raw material inventory on hand from $103.4 million at October 30, 2004 to $83.2 million at October 29, 2005. Our raw materials on hand increased to $121.0 million at October 29, 2006, primarily due to increased steel prices and the acquisition of RCC.

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In fiscal 2005, steel prices stabilized at high relative volumes from the previous year’s unusually rapid and significant price increases and severe shortages in the steel industry. Steel pricing increases for sheet, hot roll and structural abated during much of fiscal 2005. However, that abatement ended with steel price increases in October 2005. In fiscal 2006, steel prices increased due to the consolidation of steel mills. Overall, our weighted average cost of steel increased 11.1% between October 2005 and October 2006. Based on our belief that demand for nonresidential construction building materials will increase in fiscal 2007 over fiscal 2006, but will be offset by lower demand from other industries such as the automotive industry, we expect to see steel prices stabilize during fiscal 2007 to a level in line with our weighted average cost of steel during our third quarter of fiscal 2006. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

Backlog

At October 29, 2006, the total backlog of orders for our products we believe to be firm was $379.0 million, which includes $176.8 million at RCC. This compares with a total backlog for our products of $207.2 million at October 29, 2005. Backlog primarily consists of engineered building systems orders. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We do not anticipate that any significant portion of this backlog will extend beyond one year.

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

In addition, competition in the metal components and engineered building systems market of the building industry is intense. It is based primarily on:

•	quality;

•	service;

•	on-time delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price; and

•	speed of construction.

We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least four other manufacturers of engineered building systems and three manufacturers of metal components have nationwide coverage.

We currently operate 44 facilities in 17 states, Mexico and Canada used for manufacturing of metal components and engineered building systems for the building industry, including four for our door operations. We believe this broad geographic penetration gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

Acquisitions

On January 8, 2007, we signed a definitive asset purchase agreement to purchase substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price is $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

We expect that the addition of Garco will strengthen our presence in growth markets in the northwestern U.S. and western Canada. In addition to an established distribution and builders network, Garco has built a well-respected brand name. We also gain an advanced manufacturing facility, which is our first in the Northwest, a highly experienced operating team and a 33 acre site suitable for future expansion.

On April 7, 2006, we closed the acquisition of RCC. We acquired 100% of the issued and outstanding shares of RCC for a cash purchase price of $366.6 million. The ultimate purchase price is dependent on the finalization of certain items including the post-closing adjustment and tax contingencies. The transaction was accounted for using the purchase method. The excess cost over the fair value of the identifiable acquired net assets was approximately $275.3 million and such amount has been recorded as goodwill in the Consolidated Balance Sheet. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry.

The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of seven metal building manufacturing plants. Furthermore, we have identified between $6 and $25 million in potential synergies that may be realized over a period through 2009 and that would enhance the accretive earnings potential from the acquisition. The specific areas that we initially identified were:

•	retaining and expanding our customer base with the addition of RCC’s builder network;

•	consolidating and leveraging our procurement activities for steel, paint and fasteners;

•	consolidating RCC’s light gauge painting requirements into our light gauge painting lines within our metal coil coating segment;

•	suspending RCC’s post painting process in favor of our pre-painted process within our metal coil coating segment;

•	selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial/industrial doors through RCC’s builder network;

•	rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub and spoke delivery system;” and

•	migrating RCC’s engineering systems to our engineered building systems business unit.

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

In December 2004, we purchased substantially all of the operating assets of Heritage and Steelbuilding.com, affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to us by Heritage and Steelbuilding.com at the time of closing and approximately $6.4 million in restricted NCI common stock (199,767 shares). The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $14.0 million. The $6.4 million in restricted NCI common stock relates to up to 10-year non-compete agreements with certain of the sellers of Heritage and Steelbuilding.com. We will expense the approximate $6.4 million in restricted stock ratably over the term of the agreements. Heritage primarily markets general purpose, engineered steel buildings, including for the agricultural market sector, and Steelbuilding.com is the largest internet marketer of engineered steel buildings. We purchased these two companies because of their strong marketing operations and our belief that as part of our Company they will be better positioned to leverage their sales and internet marketing and distribution channels to drive our sales growth.

In December 2004, we also purchased our joint venture partner’s 49% minority interest in our manufacturing facility in Monterrey, Mexico for approximately $10.0 million in cash. The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $7.0 million.

Consistent with our growth strategy, we frequently engage in discussions with potential sellers regarding the possible purchase by us of businesses, assets and operations that are strategic and complementary to our existing operations. Such assets and operations include engineered building systems and metal components, but may also include assets that are closely related to, or intertwined with, these business lines, and enable us to leverage our asset base, knowledge base and skill sets. Such acquisition efforts may involve participation by us in processes that have been made public, involve a number of potential buyers and are commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of the very limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets which, if acquired, would have a material effect on our financial condition and results of operations.

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

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we will generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for manufacturing operations. Hazardous substances or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed of by prior owners or operators), remediate contaminated property (including groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination. See “Item 3. Legal Proceedings” for further discussion of specific environmental remediation activities.

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

Patents, Licenses and Proprietary Rights

We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. We also have several registered trademarks and pending registrations in the United States.

Operations Outside the United States

Operations outside the United States accounted for approximately 0.5%, 0.5% and 2.2% of our total consolidated revenues for fiscal 2004, 2005 and 2006, respectively. Long-lived assets for our operations in Mexico accounted for approximately $8.1 million and $8.0 million at October 29, 2005 and October 29, 2006, respectively. Long-lived assets for our operations in Canada were approximately $6.1 million at October 29, 2006. Our non-U.S. operations are subject to fluctuating currency values. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Exchange Rates and Note 1 to our Consolidated Financial Statements in Item 8 of this report.

Employees

As of October 29, 2006, we had approximately 6,010 employees, of whom 3,919 were manufacturing and engineering personnel. We regard our employee relations as satisfactory.

Employees of our Star Lockeford facility in Lockeford, California, approximately 2% of our total work force, have a collective bargaining agreement (“CBA”) in place with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers, Local Union No. 790. This CBA was initiated through amendment as of December 17, 2004, and is effective through October 31, 2008. No other U.S. employees are represented by a labor union or covered by a collective bargaining agreement. The United Steel Workers of America has targeted some of our locations in an attempt to initiate union campaigns. The union efforts were limited to the distribution of union literature. Employees at these locations had no interest in the union and refused to sign cards. There were elections held at our Rancho Cucamonga, California facility in August 1998 and November 1999 and at our Jackson, Mississippi facility in May 2004 but these elections were not successful by United Steel Workers of America.

Employees of our Robertson facility in Hamilton, Ontario Canada, approximately 3% of our total work force, have a CBA in place with the International Association of Bridge, Structural, Ornamental and Reinforcing Iron Workers, Local Union No. 834. This CBA was initiated on March 1, 2004, and is effective through February 29, 2007.

Employees of our Monterrey, Mexico facility, approximately 6% of our total work force, are represented by the Federacion Nacional de Sindicatos Independientes, which is subject to salary and benefits negotiation in 2007. Salaries are negotiated annually while benefits are negotiated in alternating years. Approximately 370 employees are subject to union negotiations in Mexico.

Item 1A.	Risk Factors.

Our businesses are cyclical, and we cannot predict the timing or severity of future economic or industry downturns.

The nonresidential construction industry is highly sensitive to national and regional economic conditions. From time to time, it has been adversely affected in various parts of the country by unfavorable economic conditions, low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. According to the Metal Building Manufacturers Association (“MBMA”), reported sales of engineered buildings systems by their members increased from $1.5 billion in 1993 to a high of approximately $2.5 billion in 2000, and then declined, as the economy slowed in 2002, to $1.8 billion. In 2004, prices stabilized as changes in the economy and steel pricing increases ended this downward trend. We cannot predict the timing or severity of future economic or industry downturns. Any economic downturn, particularly in states where many of our sales are made, could have a material adverse effect on our results of operations and financial condition.

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

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business—Raw Materials.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers; further consolidation in the steel industry may adversely affect us.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers,

Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During fiscal 2006, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 40% in the aggregate. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

We are subject to preference claims by our former steel suppliers.

On or about September 15, 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. While we are not able to predict whether we will incur any liability or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with the Bethlehem proceeding, it is possible that this lawsuit will adversely affect our results of operations, cash flows and financial position. See “Item 3—Legal Proceedings” for additional information regarding this matter.

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

If we are unable to enforce our intellectual property rights or if our intellectual property rights become obsolete, our competitive position could be adversely affected.

We utilize a variety of intellectual property rights in our services. We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. We also have several registered trademarks and pending registrations in the United States. We view our portfolio of process and design technologies as one of our competitive strengths. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

We incur costs to comply with environmental laws and have liabilities for environmental cleanups.

Because we have air emissions, discharge wastewater, own and operate real property, and handle hazardous substances and solid waste, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws that impose requirements for the discharge of waste from our facilities and (iii) the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. For more information about costs we have incurred for environmental matters in recent years, see “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The industries in which we operate are highly competitive.

We compete with all other alternative methods of building construction, which may be viewed as more traditional, more aesthetically pleasing or having other advantages over our products. In addition, competition in the metal components and metal buildings markets of the building industry and in the metal coil coating industry is intense. It is based primarily on:

•	quality;

•	service;

•	on-time delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price;

•	speed of construction in buildings and components; and

•	personal relationships with customers.

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

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including our recently completed acquisition of Robertson-Ceco Corporation, involves a number of risks, including:

•	the risk of incorrect assumptions or estimates regarding the future results of the acquired business or expected cost reductions or other synergies expected to be realized as a result of acquiring the business;

•	diversion of management’s attention from existing operations;

•	unexpected losses of key employees, customers and suppliers of the acquired business;

•	conforming the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

•	increasing the scope, geographic diversity and complexity of our operations.

Although we expect acquisitions to be an integral part of our future growth, we can provide no assurance that we will be successful in identifying or completing any acquisitions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading prices of our securities.

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

We may not be able to service our debt.

In connection with our acquisition activity, including the Robertson-Ceco Corporation in 2006, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior secured credit agreement.

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

In addition, under the terms of our 2.125% convertible senior subordinated notes due 2024 (“Notes”), the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our debt, borrow money or conduct our operations. The conversion price of the Notes is $40.14 and the market price condition that triggers holders’ conversion rights is pegged to a stock price of $48.16. The conditions for conversion of the Notes have been met in each of the last four fiscal quarters; therefore, our Notes may currently be converted by the holders, at their option. For more information regarding our Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

Restrictive covenants in our existing senior credit agreement may adversely affect us.

We must comply with operating and financing restrictions in our senior secured credit agreement. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prohibit our ability to:

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

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties.

As of October 29, 2006, we conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	40,000	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Metal components(2)	104,590	Owned
Lockeford, California	Engineered building systems(4)	155,533	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	59,900	Owned
Lithia Springs, Georgia	Metal components(3)	120,000	Owned
Douglasville, Georgia	Doors and related metal components	68,995	Owned
Marietta, Georgia	Metal coil coating	191,556	Owned
Tallapoosa, Georgia	Engineered building systems(9)	269,200	Leased
Mattoon, Illinois	Metal components(2)	115,500	Owned
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	236,500	Owned
Mt. Pleasant, Iowa	Engineered building systems(4)	218,500	Owned
Oskaloosa, Iowa	Metal components(5)	74,530	Owned
Nicholasville, Kentucky	Metal components(5)	54,320	Owned
Big Rapids, Michigan	Metal components(5)	54,640	Owned
Columbus, Mississippi	Engineered building systems(4)	311,775	Owned
Jackson, Mississippi	Metal components(5)	164,540	Owned
Jackson, Mississippi	Metal coil coating	363,060	Owned
Hernando, Mississippi	Metal components(1)	102,752	Owned
Hernando, Mississippi	Engineered building systems(9)	32,500	Owned
Omaha, Nebraska	Metal components(5)	53,376	Owned
Rome, New York	Metal components(5)	83,500	Owned
Rocky Mount, North Carolina	Engineered building systems(4)	254,700	Owned
Oklahoma City, Oklahoma	Metal components(1)	61,986	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	227,341	Leased
Lexington, Tennessee	Engineered building systems(6)	147,500	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	242,707	Owned
Houston, Texas	Metal coil coating	47,062	Owned
Houston, Texas	Engineered building systems(4)	493,856	Owned
Houston, Texas	Engineered building systems(7)	144,680	Owned
Houston, Texas	Doors and related metal components	25,502	Owned
Houston, Texas	Sectional doors	55,939	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Stafford, Texas	Metal components(8)	56,840	Leased
Salt Lake City, Utah	Metal components(3)	89,886	Owned
Colonial Heights, Virginia	Metal components(1)	31,336	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,075	Owned
Hamilton, Ontario	Engineered building systems(4)	87,400	Owned

(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	End wall framing for engineered building systems.

We also operate six NCI Metal Depots facilities that sell our products directly to the public. In addition, we lease three facilities that serve as distribution centers for our sectional doors. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

Additionally, we own approximately 7.6 acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 4,897 square feet of this facility is leased to a third party for a term of ten years with approximately three years remaining on the lease term.

During fiscal 2003, we closed our manufacturing facility located in Southlake, Texas, which is currently under contract to be sold in November 2007. We are also marketing and/or attempting to sell our manufacturing facility located in Chester, South Carolina, which we closed during fiscal 2002.

Item 3.	Legal Proceedings.

On or about September 15, 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan were filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. Through October 29, 2006, we spent $3.4 million related to this matter. The remaining accrued amount of $0.1 million as of October 29, 2006 represents the best current-cost estimate of the remaining incidental costs to be incurred. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

We had a contractual indemnity from the immediate prior owner of the property, which we believe obligated that party to reimburse all or a portion of our response costs with respect to this condition. Suit was brought against the prior owner asserting this indemnity, and that party disputed liability. In addition, we joined in the litigation other potentially responsible parties against whom we sought contribution and/or indemnification. We have entered into settlement agreements with all such parties as a result of such litigation, and such litigation is in the process of being dismissed with prejudice to the re-filing of same. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.65 million after determining it was probable we would be able to recover that amount from the prior owners/operators who are defendants in such litigation. This receivable was paid in full in December of 2006.

We learned that, over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. We have incurred expenses to date of $1.4 million and at October 29, 2006, have a remaining accrual in other accrued liabilities of $0.6 million. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.37 million after determining it was probable we would be able to recover the repair costs from the related steel mill and the broker. The proposed settlement consists of cash up front of $0.65 million, received in December 2006, and the present value of future rebates totaling $0.72 million.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of January 8, 2007, there were 88 holders of record and 9,800 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our senior credit facility restrict our ability to do so.

Fiscal Year 2005	High	Low	Fiscal Year 2006	High	Low
January 29	$39.45	$30.15	January 29	$50.54	$40.08
April 30	$41.95	$31.59	April 30	$68.10	$48.65
July 30	$39.65	$31.05	July 30	$70.00	$47.31
October 29	$41.70	$32.76	October 29	$62.50	$45.80

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2006:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 31, 2006 to August 27, 2006	409,600	48.77	409,600	403,992
August 28, 2006 to September 24, 2006	—	—	—	403,992
September 25, 2006 to October 29, 2006	—	—	—	403,992

Total	409,600	48.77	409,600	403,992

(1)	Our Board of Directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our stock option and 401(k) profit sharing plans. During fiscal 2006, we repurchased 0.7 million shares of our common stock for $36.5 million. At October 29, 2006, there were 0.4 million shares remaining authorized for repurchase under the program. There is no time limit on the duration of the program.

Item 6.	Selected Financial Data.

The selected financial data for the three fiscal years ended October 29, 2006 and as of October 29, 2005 and October 29, 2006 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for the two fiscal years ended November 1, 2003 and as of November 2, 2002, November 1, 2003 and October 30, 2004 has been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Financial Statements and Supplementary Data.”

	2002		2003	2004		2005	2006
	In thousands, except per share data
Sales	$953,442		$898,150	$1,084,863		$1,130,066	$1,570,482
Income before cumulative effect of change in accounting principle	31,314	(1),(2)	22,800	44,890	(1)	55,951	73,796
Income per share before cumulative effect of change in accounting principle
Basic:	1.70		1.21	2.28		2.73	3.70
Diluted:	1.68	(1),(2)	1.20	2.24	(1)	2.68	3.45
Working capital	80,157		66,585	130,806		293,051	132,066
Total assets	721,265		713,160	786,426		990,219	1,304,243
Total debt	297,300		248,750	216,700		373,000	497,984
Stockholders’ equity	$303,459		$331,751	$401,177		$444,144	$498,409
Average common shares (assuming dilution)	18,692		18,969	19,996		20,857	21,395

(1)	Includes losses on debt refinancing of $1.2 million ($0.8 million after tax) and $9.9 million ($5.8 million after tax) in fiscal 2002 and fiscal 2004, respectively.
(2)	During fiscal 2002, we recorded a transitional goodwill impairment loss as required per SFAS 142, which was reported as a cumulative effect of a change in accounting principle in the amount of $65.1 million ($3.49 per diluted share). This resulted in a net loss of $33.8 million ($1.81 per diluted share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements concerning our business and operations. Forward-looking statements involve a number of risk and uncertainties, and our actual performance may differ materially from that projected in such statements. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality, fluctuations in demand and prices for steel, the financial condition of our raw material suppliers, competitive activity and pricing pressure, ability to execute our acquisition strategy and general economic conditions affecting the construction industry. These and other factors that could affect our financial position and results of operations are described in further detail in Item 1A. Risk Factors. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

OVERVIEW

NCI Building Systems, Inc. (the “Company”, “we” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the non-residential construction industry. We design, engineer, manufacture and market metal components and engineered building systems and provide metal coil coating services primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in fiscal year end effective for fiscal 2006 from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which adds one calendar day to fiscal 2006, did not have a material impact on our results of operations.

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

The non-residential market continues to be good. Low-rise non-residential construction, including the rural and agricultural sectors we service, continues to grow. Sales for fiscal 2006, compared to fiscal 2005, were up 39% while net income for the same period increased by 32%. When we look at external sales for fiscal 2006, our engineered building systems segment was up 73% which was fueled by the acquisition of RCC, metal components was up 18% and metal coil coating was up 6%. Our tons shipped for the fiscal year were up 29% and our plant utilization finished at approximately 75%.

During fiscal 2006, we continued to successfully manage our cash. As a result of aggressively managing our inventory and receivables, we generated cash which enabled us to repurchase 732,000 shares of NCI stock for $36.5 million, fund capital expenditures of $27.1 million and repay $78.5 million of our debt.

Business Strategy

In late 2003, we conducted a comprehensive review of our business and growth strategy, which resulted in a strategic plan that was approved by the Board of Directors in early 2004. Our primary goal under the strategic plan is to materially increase the market value of our Company by increasing our earnings per share over a five-year period beginning in fiscal 2004, utilizing a combination of accretive acquisitions, organic growth and information technology upgrades.

Acquisitions. Our goal is to increase our existing markets and penetrate new markets through strategic acquisitions. We have a history of successfully completing strategic acquisitions in our industry. Recently, in late 2004, we made an inroad into the potentially growing segment of the non-residential construction market referred to as “rural and agricultural” through our purchase of Heritage and Steelbuilding.com. As a result of this acquisition, we believe we have strengthened our ability to compete in the rural and agricultural sub-segments of our market utilizing our existing manufacturing facilities.

Further, in April 2006, we acquired 100% of the issued and outstanding stock of Robertson-Ceco Corporation (“RCC”) for a purchase price of $371.5 million, including transaction costs. RCC, a manufacturer of engineered building systems, had revenues of approximately $430 million for the year ended December 31, 2005. The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of seven metal building manufacturing plants. RCC operates the Robertson Building Systems, Ceco Building Systems, and Star Building Systems divisions and is a leader in the metal buildings industry. Furthermore, we have identified between $6.0 and $25.0 million in potential synergies that should enhance the accretive earnings potential from the acquisition. We believe this transaction will create an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

Organic Growth. In addition to growth through strategic acquisitions, we have identified several potential areas for organic growth. We have initiated several actions to further this goal, including increasing our metal coil coating segment’s sales to third parties, expanding our retail customer sales channels, expanding our builder network and expanding our share of the retrofit and repair markets.

Information Technology. An important component of our growth strategy is the development of Enterprise Resources Platform (“ERP”), engineering systems and web-based order entry system. We have selected Oracle 11i as our ERP system, and have completed its installation in our metal coil coating business. We are continuing to implement Oracle 11i in our other business units and corporate functions, and we expect to complete the installation by 2010.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. For the fiscal year ended October 29, 2006, steel represented approximately 74% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “—Liquidity and Capital Resources—Steel Prices” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for 2007 expects a total non-residential construction growth of 2% in square footage and 6% in dollar value. Additionally, we review the American Institute of Architects survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Sales	100.0%	100.0%	100.0%
Cost of sales	75.8	75.3	75.6

Gross profit	24.2	24.7	24.4
Selling, general and administrative expenses	15.2	15.5	15.7

Income from operations	9.0	9.2	8.7
Interest income	—	0.5	0.3
Interest expense	(1.4)	(1.3)	(1.5)
Loss on debt refinancing	(0.9)	—	—
Other income, net	0.2	0.1	0.1

Income before income taxes	6.9	8.5	7.6
Provision for income taxes	2.7	3.5	2.9

Net income	4.2%	5.0%	4.7%

SUPPLEMENTARY BUSINESS SEGMENT INFORMATION

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

Products of all business segments are made from similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to how we manage it and due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments. Segment information is included in Note 20 of our consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	2004	%	2005	%	2006	%
Sales:
Metal components	$608,836	56	$653,717	58	$771,200	49
Engineered building systems	436,332	40	474,368	42	822,963	52
Metal coil coating	234,886	22	232,648	20	278,814	18
Intersegment sales	(195,191)	(18)	(230,667)	(20)	(302,495)	(19)

Total net sales	$1,084,863	100	$1,130,066	100	$1,570,482	100

Operating income:
Metal components	$74,385	12	$76,410	12	$91,998	12
Engineered building systems	33,679	8	47,678	10	71,962	9
Metal coil coating	26,444	11	20,157	9	24,948	9
Corporate	(37,532)	—	(39,775)	—	(51,621)	—

Total operating income (% of sales)	$96,976	9	$104,470	9	$137,287	9
Unallocated other expense	22,319		8,259		18,255

Income before income taxes	$74,657		$96,211		$119,032

Total assets as of fiscal year end 2005 and 2006:
Metal components			$360,793	36	$374,233	29
Engineered building systems			250,653	25	684,213	52
Metal coil coating			155,009	16	193,050	15
Corporate			223,764	23	52,747	4

Total assets			$990,219	100	$1,304,243	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

RESULTS OF OPERATIONS FOR FISCAL 2006 COMPARED TO FISCAL 2005

Consolidated sales for fiscal 2006 were $1.6 billion compared with $1.1 billion for fiscal 2005. Sales were up 39.0%, or $440.4 million. Of this increase, $286.6 million was a result of the RCC acquisition, and the remainder resulted primarily from increased tonnage volumes in all three segments. Higher tonnage volumes were driven by an improving market for non-residential construction.

Consolidated cost of sales increased 39.6% for fiscal 2006 to $1,187.2 million compared with $850.7 million for fiscal 2005. Gross margins were 24.4% for fiscal 2006 compared to 24.7% for the same prior year period. The decrease in gross margin percentage was a result of decreased margins at the engineered building systems segment, partially offset by increased margins at the metal coil coating and metal components segments. The gross margins for engineered building systems were lower due to the presence of large low margin structural projects and a higher number of lower margin higher complexity projects compared to prior periods as well as higher material costs, which were not fully passed on to customers. The higher margins in the metal components segment resulted from higher sales volume driven by higher third-party sales over a fixed manufacturing cost base and increased sales prices. The metal coil coating margins were higher due to a larger increase in sales prices over material costs as well as a change in product mix.

Metal components sales increased $117.5 million, to $771.2 million, in fiscal 2006 compared to $653.7 million in the prior year. Sales were up primarily due to a 17.4% increase in external tons shipped. Sales to third parties for fiscal 2006 increased $103.8 million to $670.8 million from $567.0 million in prior year. The remaining $13.7 million represents an increase in intersegment sales. Metal components accounted for 49.1% of total consolidated sales in fiscal 2006 compared to 57.8% in fiscal 2005.

Operating income of the metal components segment increased 20.4% in fiscal 2006, to $92.0 million compared to $76.4 million in the same period of the prior year. This $15.6 million increase resulted primarily from a $24.9 million increase in gross profit offset by a $9.3 million increase in selling and administrative expenses. Of the increased costs, $2.7 million resulted from increased variable selling costs on higher sales activity and $1.8 million resulted from the inclusion of Heritage Building Systems (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) for the full period in 2006 as compared to a partial period in the prior year. The remaining increase resulted primarily from $1.8 million in higher bonus and incentive expenses over prior fiscal year and an increase of $1.5 million in bad debt expense over prior fiscal year.

Engineered building systems sales increased $348.6 million to $823.0 million in fiscal 2006 compared to $474.4 million in the prior year’s period. Of the increase, $286.6 million was attributable to the RCC acquisition and the remainder resulted primarily from a 10.1% increase in external tons shipped from our legacy operations. Sales to third parties for fiscal 2006 increased $329.5 million to $781.8 million from $452.3 million in the prior fiscal year. The remaining $19.1 million represents an increase in intersegment sales for fiscal 2006. Engineered building systems accounted for 52.4% of total consolidated sales in fiscal 2006 compared to 42.0% in fiscal 2005.

Operating income of the engineered building systems segment increased 50.9% in fiscal 2006 to $72.0 million, compared to $47.7 million in the prior fiscal year. This $24.3 million increase resulted from a $75.2 million increase in gross profit offset by a $50.8 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $41.9 million of the increase in selling and administrative costs. The remaining increase in expenses was primarily due to an increase of $5.1 million in variable engineering and selling expenses on higher sales activity, an increase of $1.5 million in 401(k) and health benefit costs, an increase of $1.4 million in bonus expense and a $1.0 million increase due to a prior period benefit of a settlement of a suit against a former employee.

Metal coil coating sales increased $46.2 million to $278.8 million in fiscal 2006 from $232.6 million in the prior fiscal year. Sales to third parties for fiscal 2006 increased $7.1 million to $117.9 million from $110.8 million in the prior fiscal year. The remaining increase of $39.1 million represents an increase in intersegment sales to $160.9 million for fiscal 2006 from $121.9 million in the prior fiscal year. Metal coil coating accounted for 17.8% of total consolidated sales in fiscal 2006 compared with 20.6% in fiscal 2005.

Operating income of the metal coil coating segment increased by 23.8%, to $24.9 million, compared to $20.2 million in the prior fiscal year primarily due to increased gross margins. The increase in gross margin primarily resulted from increased sales prices over material costs as well as a change in product mix. In addition, operating income during the third quarter benefited from a $1.1 million property tax reduction. As a percentage of segment sales, operating income in fiscal 2006 was 8.9%, compared to 8.7% in fiscal 2005.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $246.0 million in fiscal 2006 compared to $174.9 million in the prior fiscal year. Of this $71.1 million increase, $41.9 million resulted from the recent RCC acquisition, $6.8 million was the result of increased bonus and incentive expense on increased earnings, $5.6 million resulted from increased variable selling costs, $3.9 million resulted from an increase in engineering expenses on increased sales activity and $3.4 million resulted from an increase in share-based compensation expense related primarily to the adoption of SFAS 123(R). The remaining increase was primarily the result of $1.8 million from the inclusion of Heritage and Steelbuilding.com for the full first quarter of 2006 as compared to only part of the corresponding quarter in 2005, $1.7 million higher information technology spending, a $1.6 million increase due to a prior period benefit of a settlement of a suit against a former employee and higher bad debt expense of $1.5 million over an unusually low prior year and was partially offset by a $1.4 million reduction in contract labor related to Sarbanes-Oxley compliance. In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 15.7% for fiscal 2006 as compared to 15.5% for fiscal 2005.

Consolidated interest expense for fiscal 2006 increased by 72.3%, to $24.9 million compared to $14.5 million for the prior fiscal year. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and substantial increases in interest rates on variable rate borrowings under our senior secured credit facility. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for fiscal 2006 increased 12.4%, to $45.2 million compared to $40.3 million for the prior fiscal year. The increase was primarily due to a $22.8 million increase in pre-tax earnings offset by a decrease in the effective tax rate from 41.8% for fiscal 2005 to 38.0% for fiscal 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction which is expected to be approximately $3.1 million for the year. In addition, approximately $0.5 million of non-recurring adjustments were made during fiscal 2006 related to state tax matters, which reduced the effective tax rate for 2006.

Diluted earnings per share for fiscal 2006 increased 28.7%, to $3.45 per diluted share compared to $2.68 per diluted share for the prior fiscal year. The increase was primarily due to a $22.8 million increase in net income resulting from the factors described above, offset by an increase in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. During fiscal 2006, we repurchased 0.8 million shares of common stock which correspondingly reduced the weighted average shares outstanding in the diluted earnings per share calculation. However, these reductions were more than offset by the number of shares assumed to be converted and outstanding as if the holders of our Notes had converted the Notes at the average 2006 share price, which increased the assumed shares outstanding by 1.1 million shares. During the second quarter of 2006, the Notes became convertible and have been since then included in the diluted earnings per share calculation because our stock trading price had exceeded the $40.14 conversion threshold for the required period.

RESULTS OF OPERATIONS FOR FISCAL 2005 COMPARED TO FISCAL 2004

Consolidated sales for each of fiscal 2005 and 2004 were $1.1 billion. Sales were relatively flat compared to last year due to an increase in selling prices resulting from steel cost increases, partially offset by lower tonnage volumes in all segments. Intersegment sales in fiscal 2005 of $230.7 million represent products and services provided among the three segments for metal components, engineered building systems and metal coil coating of $86.7 million, $22.1 million and $121.9 million, respectively.

Consolidated costs of sales increased from $822.7 million (75.8% of revenue) for fiscal year 2004 to $850.7 million (75.3% of revenue) in fiscal 2005. The $28.0 million increase in cost of sales over the same period of the prior year resulted from increased steel material costs due to market shortages, partially offset by lower tonnage volumes. Gross margins were 24.7% for fiscal 2005 compared to 24.2% for fiscal 2004. The overall improvement of our gross margin percent by 0.5% was due to our prices to our customers which anticipated the overall increases in steel costs, however the actual costs incurred were slightly less than anticipated.

Metal components sales for fiscal 2005 increased $44.9 million to $653.7 million from $608.8 million for fiscal 2004. Sales to third parties for fiscal 2005 increased to $567.0 million from $548.0 million for fiscal 2004. Of the $44.9 million increase, $19.0 million represents an increase in third party sales and was primarily attributed to adjusting our prices to compensate for higher steel prices, partially offset by lower tonnage volumes. The remaining $25.9 million represents an increase in intersegment sales.

Operating income of the metal components segment increased 3% in fiscal 2005 to $76.4 million from $74.4 million for fiscal 2004. The $2.0 million increase was primarily attributed to higher gross margins of $8.1 million driven primarily by higher average prices, partially offset by an increase of $6.1 million in selling and administrative expenses. The increase in selling and administrative expenses resulted primarily from 11 months of expense related to Heritage and Steelbuilding.com subsequent to the December 2004 acquisition, partially offset by a decrease of $2.6 million in the provision for doubtful accounts.

Engineered building systems sales for fiscal 2005 increased $38.0 million to $474.4 million from $436.3 million for fiscal 2004. Sales to third parties for fiscal 2005 increased to $452.3 million from $414.1 million for fiscal 2004. Of the $38.0 million increase, $38.2 million represents an increase in third party sales and was primarily attributed to adjusting our prices to compensate for higher steel prices, partially offset by lower tonnage volumes. The remaining $0.2 million decrease in sales represents a decrease in intersegment sales from fiscal 2004 to fiscal 2005.

Operating income of the engineered building systems segment increased 42% in fiscal 2005, to $47.7 million, compared to $33.7 million for the prior year. This $14.0 million increase resulted primarily from a $15.8 million increase in gross profit attributable to adjusting our prices to compensate for higher steel prices, partially offset by a $1.8 million increase in selling and administrative expenses. The increase in selling and administrative expenses was primarily due to increases in engineering expenses of $1.4 million and selling expenses of $3.1 million partially offset by a decrease in administrative expenses of $2.7 million. The decrease in administrative expenses was primarily due to decreases in bonus expense of $1.0 million, health insurance of $1.0 million and general liability insurance of $0.7 million.

Metal coil coating sales for fiscal 2005 decreased 1%, to $232.6 million from $234.9 million in fiscal 2004. Sales to third parties for fiscal 2005 decreased to $110.8 million from $122.8 million for fiscal 2004. This decrease was primarily attributed to shifting production capacity to internal uses for the metal components and engineered building systems segments and an overall softening in the market. Intersegment sales increased 9%, to $121.9 million in fiscal 2005 compared to $112.1 million for the prior year.

Prior to the third quarter of fiscal 2004, a portion of the revenue for the metal coil coating segment was recognized upon completion of the painting process for consigned coils owned by the customer, which in most cases were steel mills. This accounting treatment met the criteria to be recognized as revenue in accordance with SEC Staff Accounting Bulletin No. 101. In 2004, many steel mills that traditionally had consigned steel coils to us in this manner abandoned that procedure, resulting in purchasing and recognizing steel coils as inventory upon the arrival of such raw materials at our coil coating plants. As a result, during the third quarter of fiscal 2004, we changed our policy to recognize revenue upon shipment of the coils from the coil coating facilities to third parties. The impact of the accounting change during the third quarter of 2004, which was not material, was a reduction to our revenues and operating income of approximately $4.5 million and $0.8 million, respectively. This change would not have had a material effect on any prior periods presented and is not expected to materially affect future results.

Operating income of the metal coil coating segment decreased 23%, to $20.2 million, compared to $26.4 million for the prior year. The $6.2 million decrease is attributable to lower margins of $6.6 million partially offset by a decrease of $0.4 million in selling and administrative expenses.

Consolidated selling, general and administrative expenses increased to $174.9 million in fiscal 2005 from $165.2 million for the prior year due to an additional $10.0 million of general and administrative expense that resulted from the acquisition of Heritage and Steelbuilding.com, as well as a $3.0 million increase in restricted stock expense, partially offset by a lower provision for doubtful accounts of $2.5 million. As a percent of sales, selling, general and administrative expenses for both fiscal 2005 and fiscal 2004 were 15%.

Consolidated interest expense for fiscal 2005 decreased by 4%, to $14.5 million compared to $15.1 million for the prior year. This decrease was primarily due to the lower interest rate attributable to the refinancing of the senior secured credit facility as compared to that of the 9.25% convertible senior subordinated notes that were redeemed during the third quarter of fiscal 2004.

Consolidated provision for income taxes for fiscal 2005 increased 35%, to $40.3 million compared to $29.8 million for the prior year. Of the increase, approximately $9.0 million is related to the $21.6 million increase in pre-tax earnings. The remaining $1.5 million is attributed to the increase in the effective tax rate in fiscal 2005 to 41.8% compared to 39.9% for the prior year. Included in the effective tax rate were income tax adjustments totaling $1.8 million primarily related to previously unrecognized differences between the book and tax basis differences in fixed assets of $1.5 million. These adjustments were partially offset by a reversal of an accrual for tax contingencies of $1.0 million. Also included in the effective tax rate were several other items that were immaterial individually and in the aggregate to the financial statements in the current or previous periods.

Diluted earnings per share for fiscal 2005 increased 19.6%, to $2.68 per diluted share compared to $2.24 per diluted share for the prior fiscal year. The increase was primarily due to an $11.1 million increase in net income resulting from the factors described above partially offset by an increase in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

General

On October 29, 2006, we had working capital of $132.1 million compared to $293.1 million at the end of fiscal 2005, a $161.0 million decrease. Similarly, our cash and cash equivalents decreased $175.7 million to $25.0 million at the end of fiscal 2006 from $200.7 million at the end of fiscal 2005. The decrease primarily resulted from $393.3 million of cash used in investing activities, the majority of which was a result of the RCC acquisition, partially offset by cash provided by financing activities of $96.0 million due to the issuance of new debt to finance a portion of the RCC acquisition. The cash provided by operating activities was positively impacted by a $37.4 million increase in current liabilities partially offset by a $26.7 million increase in current assets from the end of fiscal 2005. The increase in current assets is related to increases in accounts receivable, prepaids and inventory. The increase in current liabilities is partially related to the receipt of prepaid vendor rebates.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At October 29, 2005 and October 29, 2006, letters of credit totaling approximately $7.3 million and $15.9 million, respectively, were outstanding under the revolving credit facility and $193.0 million and $315.0 million, respectively, were outstanding under the term loan. In accordance with Emerging Issues Task Force (“EITF”) 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, we have accounted for the amendments to our senior secured credit facility as a modification, and we have expensed $0.2 million of legal and other professional fees paid to third-parties in connection with amending the facility.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2007.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At October 29, 2005, our interest coverage, leverage, and senior debt ratios were 10.33, 2.70 and 1.42, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

At October 29, 2005 and October 29, 2006, we had approximately $117.7 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $7.3 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $20.0 million and $50.0 million may be utilized for standby letters of credit at October 29, 2005 and October 29, 2006, respectively. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

Notes. In November 2004, we completed an offering of $180 million aggregate principal amount of Notes with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. For more information, see Note 13 to our Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data”. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

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

We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At October 29, 2005 and October 29, 2006, $180 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day periods ended March 31, 2006, June 30, 2006 and September 30, 2006; therefore, our Notes may be converted by the holders, at their option.

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

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

Our interest rate swap agreement qualifies as a cash flow hedge, as defined by SFAS 133. In addition, the interest rate swap agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the interest rate swap agreement, which is adjusted quarterly, is recorded in the Consolidated Balance Sheet with a corresponding adjustment, net of tax, to other comprehensive income. The fair value of the Swap Agreement, excluding accrued interest, at October 29, 2006, was a liability of approximately $2.3 million.

Fair value estimates presented for the Swap Agreement are based on third-party information and were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

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

We expect that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund planned capital expenditures of approximately $60 million for fiscal 2007 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness along with our goal to pay down $100 million in debt during fiscal 2007.

We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, the $374.7 million final installment on our term loan by its maturity date in June 2010, or the $180.0 million convertible senior subordinated notes upon conversion or maturity, we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

On January 8, 2007, we signed a definitive asset purchase agreement to purchase substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price is $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

Steel Prices

Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In fiscal 2005, steel prices stabilized at high relative volumes from the previous year’s unusually rapid and significant price increases and severe shortages in the steel industry. Steel pricing increases for sheet, hot roll and structural abated during much of fiscal 2005. However, that abatement ended with steel price increases in October 2005. In fiscal 2006, steel prices increased due to the consolidation of steel mills. Overall, our weighted average cost of steel increased 11.1% between October 2005 and October 2006. Based on our belief that demand for nonresidential construction building materials will increase in fiscal 2007 over fiscal 2006, but will be offset by lower demand from other industries such as the automotive industry, we expect to see steel prices stabilize during fiscal 2007 to a level in line with our weighted average cost of steel during our third quarter of fiscal 2006. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We have few long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During fiscal 2006, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 40% in the aggregate. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 29, 2006, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our known contractual obligations as of October 29, 2006 (in thousands):

Contractual Obligation	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt	$497,984	$947	$1,847	$315,190	$180,000
Interest payments on debt(1)	147,931	25,841	51,356	20,456	50,278
Operating leases	27,283	9,772	11,840	2,196	3,475
Rebate obligations(2)	83,417	18,200	36,400	28,817	—
Other purchase obligations(3)	8,099	4,024	3,709	257	109
Projected pension obligations(4)	3,660	1,560	1,400	700	—
Other long-term obligations(5)	8,090	1,310	1,590	1,290	3,900

Total contractual obligations	$776,464	$61,654	$108,142	$368,906	$237,762

(1)	Interest payments were calculated based on the stated interest rate for fixed rate obligations, considering the interest rate swap, and rates in effect at October 29, 2006 for variable rate obligations.
(2)	Supply agreement containing a prepaid rebate program terminable at will. If we terminate the contract prior to the purchase of a specified volume, we must reimburse the vendor for the unearned portion of a prepaid rebate. At October 29, 2006, the remaining unearned rebate is approximately $13.1 million.
(3)	Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received.
(4)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.
(5)	Includes contractual payments to or on behalf of former executives and projected supplemental retirement benefits for certain of our current executive officers.

CONTINGENT LIABILITIES AND COMMITMENTS

We are required to have standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for worker’s compensation, general liability and auto claims. For all insurance carriers, the total standby letters of credit are approximately $7.3 million and $15.9 million at October 29, 2005 and October 29, 2006, respectively. We also have a total of $50 million available for letters of credit under our current senior secured credit facility.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those estimates that may have a significant effect on our financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements. The following discussion of critical accounting policies addresses those policies that are both important to the portrayal of our financial condition and results of operations and require significant judgment and estimates. We base our estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition. We recognize revenues when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. Provisions are made upon the sale for estimated product returns. Costs associated with shipping and handling our products are included in cost of sales.

Insurance accruals. We are self insured for a substantial portion of the cost of employee group health insurance and for the cost of workers’ compensation benefits and general liability and automobile claims. We purchase insurance from third parties that provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as general and administrative expenses in our consolidated statements of operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and benefits during the period an employee is unable to work. These accruals are developed using third party estimates of the expected cost and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities. For general liability and automobile claims, accruals are developed based on third party estimates of the expected cost to resolve each claim based on industry statistics and the nature and severity of the claim. This statistical information is trended to provide estimates of future expected costs based on factors developed from our experience of actual claims cost compared to original estimates.

We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. We expensed approximately $19 million, $17 million and $24 million for health insurance in fiscal 2004, 2005 and 2006, respectively, $4 million, $3 million and $3 million for workers’ compensation in fiscal 2004, 2005 and fiscal 2006, respectively, and $4 million, $3 million and $4 million for general liability and automotive claims in fiscal 2004, 2005 and fiscal 2006, respectively. The health insurance accrual balance was $3 million and $4 million at October 29, 2005 and October 29, 2006, respectively, the workers’ compensation accrual balance was $3 million and $4 million at October 29, 2005 and October 29, 2006, respectively, and the general liability and automobile claim reserve balance was $3 million and $5 million at October 29, 2005 and October 29, 2006, respectively. In fiscal 2004 and prior years, we based our health insurance accrual on at least three months for claims submitted. With improvements in technology, claims processing improved with claims being submitted, processed and paid in a much shorter time frame. As such, in fiscal 2005, we changed our methodology on a prospective basis for determining the amount of health insurance accrual to one that considers claims growth and claims lag, which is the length of time between the incurred date and processing date. The change in methodology resulted in a reduction of our health insurance accrual of approximately $3.0 million in fiscal 2005 over fiscal 2004. For the health insurance accrual, a change of 10% in the lag assumption would result in a financial impact of $0.3 million.

Share-Based Compensation. Prior to October 30, 2005, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(Revised), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in the first year of fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal year ended October 29, 2006 were $3.4 million and $2.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal year ended October 29, 2006 would have been $0.10 higher if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $3.70 and $3.45, respectively.

The fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The forfeiture rate in our calculation of stock-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% to 10% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

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

Income taxes. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canada federal and provincial as well as Mexican federal jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At October 29, 2006 we established a full valuation allowance in the amount of $2.8 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

Accounting for acquisitions, intangible assets and goodwill. Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. The most difficult estimations of individual fair values are those involving property, plant and equipment and identifiable intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions such as RCC, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets.

In connection with the acquisition of RCC, we recorded material intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic lower-of-cost-or-market tests that require management’s judgment of the estimated fair value of these intangible assets. We plan to annually assess impairment of our non-amortizing intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s backlog is being amortized over one year because items in RCC’s backlog are expected to be delivered within one year. RCC’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 3—Acquisitions in the Notes to Consolidated Financial Statements, for additional information.

We have recorded approximately $275.3 million of goodwill as a result of the RCC acquisition. Goodwill of $240.5 million, $17.8 million and $17.0 million have been recorded in our engineered building systems, metal components and coil coating segments, respectively. We perform a test for impairment of all our goodwill annually, including the goodwill of RCC, as prescribed by SFAS No. 142. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Allowance for doubtful accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2004, 2005 and 2006, we established new reserves for doubtful accounts of $2.8 million, $0.3 million and $2.0 million, respectively. Additionally, in each of the three fiscal years ended October 29, 2006, we wrote off uncollectible accounts of $1.7 million, $1.3 million and $1.9 million, respectively, all of which had been previously reserved.

Contingencies. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances change that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which is effective for fiscal years ending after December 15, 2006, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are currently evaluating the impact of adopting FIN 48.

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

LEGAL PROCEEDINGS

See “Item 3. Legal Proceedings.”

ACQUISITIONS

See “Item 1. Business—Acquisitions.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 29, 2006, steel constituted approximately 74% of our cost of sales. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In fiscal 2005, steel prices stabilized at high relative volumes from the previous year’s unusually rapid and significant price increases and severe shortages in the steel industry. Steel pricing increases for sheet, hot roll and structural abated during much of fiscal 2005. However, that abatement ended with steel price increases in October 2005. In fiscal 2006, steel prices increased due to the consolidation of steel mills. Overall, our weighted average cost of steel increased 11.1% between October 2005 and October 2006. Based on our belief that demand for nonresidential construction building materials will increase in fiscal 2007 over fiscal 2006, but will be offset by lower demand from other industries such as the automotive industry, we expect to see steel prices stabilize during fiscal 2007 to a level in line with our weighted average cost of steel during our third quarter of fiscal 2006. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During fiscal 2006, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 40% in the aggregate. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected.

With steel accounting for approximately 74% of our cost of sales, a 1% change in the cost of steel would have resulted in an impact of approximately $8.7 million for our fiscal year ended October 29, 2006. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 29, 2006, we had $315.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. Our objective in maintaining a portion of our borrowings at a variable rate is the flexibility obtained regarding early repayment without penalties and we anticipate lower overall cost as compared to fixed-rate borrowings. At October 29, 2005, the fair value of our fixed rate debt was approximately $202.1 million compared to the face value of $180.0 million. At October 29, 2006, the fair value of our fixed rate debt, excluding the Swap Agreement, was approximately $292.7 million compared to the face value of $180.0 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 9 to the Consolidated Financial Statements, we have converted $160 million of our $400 million Term Loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”).

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

See Note 8 to the Consolidated Financial Statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of October 29, 2006. Weighted-average variable rates are based on LIBOR rates at October 29, 2006, plus applicable margins.

	Scheduled Maturity Date(a) (in millions, except interest rate percentages)							Fair Value
	2007	2008	2009	2010	2011	Thereafter	Total	10/29/06
Total Debt
Fixed Rate(b)	$1	$1	$1	—	—	$180	$183	$296
Interest Rate	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%
Variable Rate	—	—	—	$315	—	—	$315	$315
Average interest rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Fixed rate date excludes the impact of the Swap Agreement.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. There was no foreign currency exchange adjustment for the fiscal year ended October 29, 2005. Net foreign currency exchange adjustment, net of tax, for the fiscal year ended October 29, 2006 was $86,000.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for fiscal years ended October 30, 2004, October 29, 2005 and October 29, 2006 were $(486,100), $37,900 and $500 respectively.

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of NCI Building Systems, Inc. (the “Company” or “our”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes the controls themselves, monitoring (including internal auditing practices), and actions taken to correct deficiencies as identified.

There are inherent limitations to the effectiveness of internal control over financial reporting, however well designed, including the possibility of human error and the possible circumvention or overriding of controls. The design of an internal control system is also based in part upon assumptions and judgments made by management about the likelihood of future events, and there can be no assurance that an internal control will be effective under all potential future conditions. As a result, even an effective system of internal controls can provide no more than reasonable assurance with respect to the fair presentation of financial statements and the processes under which they were prepared.

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance with respect to the financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 29, 2006 excluding the acquired business of Robertson-Ceco Corporation from its assessment. This business was acquired on April 7, 2006 and represents approximately 34.8% of the Company’s total assets as of October 29, 2006 and approximately 18.3% and 21.2% of the Company’s total revenues and net income, respectively, for the year then ended. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting in fiscal 2007. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 29, 2006, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 29, 2006. Their report included elsewhere herein expresses an unqualified opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of October 29, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

NCI Building Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that NCI Building Systems, Inc. (the “Company”) maintained effective internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Robertson-Ceco Corporation, which is included in the consolidated financial statements of the Company and constituted approximately 34.8% total assets as of October 29, 2006 and approximately 18.3% and 21.2% of revenues and net income, respectively, for the fiscal year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Robertson-Ceco Corporation.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of October 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of October 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 29, 2006 and October 29, 2005, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended October 29, 2006 and our report dated January 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

January 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of October 29, 2006 and October 29, 2005, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended October 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 29, 2006 and October 29, 2005, and the consolidated results of its operations, its cash flows and comprehensive income for each of the three years in the period ended October 29, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective October 30, 2005, the Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 8, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

January 8, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

(In thousands, except per share data)

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Sales	$1,084,863	$1,130,066	$1,570,482
Cost of sales	822,722	850,699	1,187,151

Gross profit	262,141	279,367	383,331
Selling, general and administrative expenses	165,165	174,897	246,044

Income from operations	96,976	104,470	137,287
Interest income	68	5,019	5,432
Interest expense	(15,126)	(14,459)	(24,915)
Loss on debt refinancing	(9,879)	—	—
Other income, net	2,618	1,181	1,228

Income before income taxes	74,657	96,211	119,032
Provision for income taxes	29,767	40,260	45,236

Net income	$44,890	$55,951	$73,796

Earnings per share:
Basic	2.28	2.73	3.70

Diluted	2.24	2.68	3.45

Weighted average shares outstanding:
Basic	19,709	20,501	19,959
Diluted	19,996	20,857	21,395

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	October 29, 2005	October 29, 2006
ASSETS

Current assets:
Cash and cash equivalents	$200,716	$25,038
Accounts receivable, net	107,983	163,814
Inventories, net	113,421	160,208
Deferred income taxes	15,470	22,864
Prepaid expenses and other	5,074	11,054

Total current assets	442,664	382,978

Property, plant and equipment, net	185,278	252,580
Goodwill	339,157	614,461
Intangible assets, net	11,145	41,647
Other assets	11,975	12,577

Total assets	$990,219	$1,304,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$2,000	$947
Accounts payable	53,366	116,028
Accrued compensation and benefits	34,475	53,024
Accrued interest	4,298	3,095
Other accrued expenses	55,474	77,818

Total current liabilities	149,613	250,912

Long-term debt	371,000	497,037
Deferred income taxes	25,462	52,168
Other long-term liabilities	—	5,717

Total long-term liabilities	396,462	554,922

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 21,408,697 and 21,793,914 shares issued in 2005 and 2006, respectively	214	218
Additional paid-in capital	155,280	175,121
Retained earnings	329,329	403,125
Accumulated other comprehensive loss	—	(1,804)
Treasury stock, at cost, (1,063,229 shares and 1,816,516 shares in 2005 and 2006, respectively)	(40,679)	(78,251)

Total stockholders’equity	444,144	498,409

Total liabilities and stockholders’ equity	$990,219	$1,304,243

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Cash flows from operating activities:
Net income	$44,890	$55,951	$73,796
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on debt refinancing	9,879	—	—
Depreciation and amortization	22,974	24,488	31,089
Share-based compensation expense	683	3,684	7,161
Loss (gain) on sale of property, plant and equipment	202	134	(52)
Provision for inventory obsolescence	1,255	602	—
Provision for doubtful accounts	2,769	273	2,004
(Benefit) provision for deferred income taxes	(4,759)	2,356	(3,179)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,932)	14,547	(15,216)
Inventories	(80,284)	26,227	(5,940)
Prepaid expenses and other	(1,008)	(1,983)	(5,501)
Accounts payable	(5,362)	(8,239)	32,091
Accrued expenses	38,423	227	4,934
Other, net	—	—	327

Net cash provided by operating activities:	23,730	118,267	121,514

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27,399)	(366,598)
Capital expenditures	(9,327)	(19,524)	(27,056)
Proceeds from sale of property, plant and equipment	1,458	2,196	285
Other, net	1,858	(1,078)	23

Net cash used in investing activities:	(6,011)	(45,805)	(393,346)

Cash flows from financing activities:
Proceeds from stock options exercised	16,409	9,362	8,518
Excess tax benefits from share-based compensation arrangements	—	—	4,180
Issuance of convertible debt	—	180,000	—
Issuance of long-term debt	200,000	—	200,000
Net borrowings (payments) on revolving lines of credit	11,700	(16,700)	—
Payments on long-term debt	(243,750)	(7,000)	(78,511)
Payment of refinancing costs	(8,060)	(4,954)	(594)
Purchase of treasury stock	—	(40,676)	(37,572)

Net cash provided by (used in) financing activities:	(23,701)	120,032	96,021

Effect of exchange rate changes on cash and cash equivalents	—	—	133
Net increase (decrease) in cash and cash equivalents	(5,982)	192,494	(175,678)
Cash and cash equivalents at beginning of period	14,204	8,222	200,716

Cash and cash equivalents at end of period	$8,222	$200,716	$25,038

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive Income	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, November 1, 2003	19,003,998	$190	$103,076	$228,488	$—	(229)	$(3)	$331,751
Common stock issued for stock option exercises	915,550	10	16,399	—	—	—	—	16,409
Tax benefit from stock option exercises	—	—	3,126	—	—	—	—	3,126
Common stock issued for contribution to 401(k) plan	158,091	2	4,316	—	—	—	—	4,318
Issuance of restricted stock	267,113	2	(2)	—	—	—	—	—
Earned portion of restricted stock compensation	—	—	683	—	—	—	—	683
Net income	—	—	—	44,890	—	—	—	44,890

Balance, October 30, 2004	20,344,752	$204	$127,598	$273,378	$—	(229)	$(3)	$401,177
Treasury stock purchases	—	—	—	—	—	(1,063,000)	(40,676)	(40,676)
Common stock issued for stock option exercises	467,422	4	9,353	—	—	—	—	9,357
Tax benefit from stock option exercises	—	—	3,369	—	—	—	—	3,369
Common stock issued for contribution to 401(k) plan	135,805	1	4,916	—	—	—	—	4,917
Issuance of restricted stock	260,951	3	(6)	—	—	—	—	(3)
Earned portion of restricted stock compensation	—	—	3,689	—	—	—	—	3,689
Stock issued for acquisition	199,767	2	6,361	—	—	—	—	6,363
Net income	—	—	—	55,951	—	—	—	55,951

Balance, October 29, 2005	21,408,697	$214	$155,280	$329,329	$—	(1,063,229)	$(40,679)	$444,144
Treasury stock purchases	—	—	—	—	—	(753,287)	(37,572)	(37,572)
Common stock issued for stock option exercises	367,185	4	7,861	—	—	—	—	7,865
Tax benefit from stock option exercises	—	—	4,395	—	—	—	—	4,395
Issuance of restricted stock	18,032	—	3,272	—	—	—	—	3,272
Other comprehensive loss	—	—	—	—	$(1,804)	—	—	(1,804)
Stock-based compensation	—	—	4,313	—	—	—	—	4,313
Net income	—	—	—	73,796	—	—	—	73,796

Balance, October 29, 2006	21,793,914	$218	$175,121	$403,125	$(1,804)	(1,816,516)	$(78,251)	$498,409

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Comprehensive income:
Net income	$44,890	$55,951	$73,796
Other comprehensive loss, net of tax:
Foreign exchange translation adjustments (net of income tax of $47 in 2006)	—	—	86
Unrecognized actuarial loss on pension obligation (net of income tax of $290 in 2006)	—	—	(454)
Change in fair value of interest rate swap (net of income tax of $879 in 2006)	—	—	(1,436)

Other comprehensive loss	—	—	(1,804)

Comprehensive income	$44,890	$55,951	$71,992

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

1. NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us” or “our”) is North America’s largest integrated manufacturer and marketer of metal products for the non-residential construction industry. We design, engineer, manufacture and market metal components and engineered building systems and provide metal coil coating services primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in our fiscal year end, effective for fiscal 2006, from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which effectively adds one calendar day to fiscal 2006, did not have a material impact on our results of operations. The year end for fiscal 2006 is October 29, 2006.

We aggregate our operations into three reportable business segments: metal components, engineered building systems and metal coil coating. We base this aggregation on similarities in product lines, manufacturing processes, marketing and how we manage our business. We market the products in each of our business segments nationwide through a direct sales force and, in the case of our engineered building systems segment, through authorized builder networks.

Our consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves and accruals for employee benefits, general liability insurance, warranties and certain contingencies. Actual results could differ from those estimates.

(b) Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. We may also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments.

(c) Accounts Receivable and Related Allowance. We report accounts receivable net of the allowance for doubtful accounts. Trade accounts receivable are the result of sales of building systems, components and coating services to customers throughout the United States and affiliated territories, including international builders who resell to end users. Substantially all sales are denominated in U.S. dollars with the exception of our Canadian operations which are denominated in Canadian dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process.

We establish reserves for doubtful accounts on a case-by-case basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. This allowance was $6.7 million and $15.2 million at October 29, 2005 and October 29, 2006, respectively. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts.

(d) Inventories. Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using specific identification or the weighted-average method for steel coils and other raw materials. Allowance for inventory obsolescence was $2.8 million and $3.7 million at October 29, 2005 and October 29, 2006, respectively.

The components of inventory are as follows (in thousands):

	October 29, 2005	October 29, 2006
Raw materials	$83,180	$121,024
Work in process and finished goods	30,241	39,184

	$113,421	$160,208

During fiscal 2006, we purchased a significant amount of our steel requirements from Mittal Steel USA and Nucor. Each of these suppliers accounted for more than 10% of our steel purchases individually, or approximately 40% in the aggregate.

(e) Property, Plant and Equipment. Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Computer software developed or purchased for internal use is depreciated using the straight-line method over its estimated useful life.

Depreciation expense for fiscal 2004, 2005 and 2006 was $23.0 million, $23.5 million and $27.5 million, respectively. Of this depreciation expense, $3.5 million, $4.0 million and $5.6 million was related to software depreciation for fiscal 2004, 2005 and 2006, respectively.

Property, plant and equipment consist of the following (in thousands):

	October 29, 2005	October 29, 2006
Land	$14,613	$23,647
Buildings and improvements	122,740	148,919
Machinery, equipment and furniture	167,164	208,018
Transportation equipment	2,649	3,617
Computer software and equipment	40,368	56,574

	347,534	440,775
Less accumulated depreciation	(162,256)	(188,195)

	$185,278	$252,580

Estimated useful lives for depreciation are:

Buildings and improvements	10 – 39 years
Machinery, equipment and furniture	3 – 10 years
Transportation equipment	5 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost (“SFAS 34”) as amended by SFAS 58, Capitalization of Interest Cost in Financial Statements That Include Investments Accounted for by the Equity Method (an Amendment of FASB Statement No. 34). For fiscal 2006, the total amount of interest capitalized was $0.3 million. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(f) Goodwill and Other Intangible Assets. We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill as required by the SFAS 142, Goodwill and Other Intangible Assets. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business and significant negative industry or economic trends. See Note 10.

(g) Revenue Recognition. We recognize revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. Provisions are made upon sale for estimated product returns. Costs associated with shipping and handling our products are included in cost of sales.

Prior to the third quarter of fiscal 2004, a portion of the revenue for the metal coil coating segment was recognized upon completion of the painting process for consigned coils owned by certain of our customers, which in most cases were steel mills. This accounting treatment met the criteria to be recognized as revenue in accordance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin (“SAB”) No. 101. In 2004, many steel mills that traditionally had consigned steel coils to us in this manner abandoned that procedure, resulting in purchasing and recognizing steel coils as inventory upon the arrival of such raw materials at our coil coating plants. As a result, during the third quarter of fiscal 2004, we changed our policy to prospectively recognize revenue upon shipment of the coils from the coil coating facilities to third parties. The impact of the accounting change during the third quarter of fiscal 2004, which was not material, was a reduction to our revenues and operating income of approximately $4.5 million and $0.8 million, respectively. This change would not have had a material effect on any prior periods presented and has not and is not expected to materially affect future results.

(h) Cost of sales. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense. Purchasing costs were $1.2 million, $1.3 million and $1.4 million and engineering and drafting costs were $21.3 million, $22.6 million and $39.7 million in each of fiscal 2004, 2005, and 2006, respectively. Approximately $1.3 million and $3.5 million of these costs were capitalized and remained in inventory at the end of fiscal 2005 and 2006, respectively.

(i) Warranty. We sell weather tightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize this deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. At October 29, 2005 and October 29, 2006, our deferred warranty revenue for weather tightness warranty was $6.2 million and $7.3 million, respectively. Additionally, we assumed a warranty obligation relating to our acquisition of RCC of $7.6 million which represents the fair value of the future warranty obligation.

(j) Insurance. Group medical insurance is purchased through United Healthcare and Blue Cross Blue Shield. Both plans are managed care point-of-service plans using these carriers’ networks to receive discounts through negotiated rates with network providers. The benefits provided by these medical plans are self-insured for the first $250,000 of each claim. These plans utilize stop-loss reinsurance to pay claims in excess of the stop loss amount of $250,000 per claim. Claims are administered by the respective carriers. Property and casualty insurance is purchased for workers compensation, general liability, and auto liability exposures. We use deductible programs to limit catastrophic claims. The deductible is $500,000 per occurrence for workers compensation, and $250,000 per occurrence for general liability, property, and auto liability. The carrier pays all claims in excess of the deductibles. Umbrella coverage is purchased to insure against any claims that would exceed the aggregate limits for each coverage. We utilize a third-party claims administrator to manage all claims.

Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as general and administrative expenses in our consolidated statements of operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid.

For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and benefits during the period of time an employee is unable to work. These accruals are developed using third party estimates of the expected cost and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities. For general liability and automobile claims, accruals are developed based on third party estimates of the expected cost to resolve each claim based on industry statistics and the nature and severity of the claim. This statistical information is trended to provide estimates of future expected costs based on factors developed from our own experience of actual claims cost compared to original estimates. Each reporting period, we record the costs of our workers’ compensation, general liability and automobile claims, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees as general and administrative expenses in our consolidated statements of operations.

We expensed approximately $19 million, $17 million and $24 million for health insurance in fiscal 2004, 2005 and 2006, respectively, $4 million, $3 million, and $3 million for workers’ compensation in fiscal 2004, 2005 and 2006, respectively, and $4 million, $3 million and $4 million for general liability and automobile claims in fiscal 2004, 2005 and 2006, respectively. The health insurance accrual balance was $3 million and $4 million at October 29, 2005 and October 29, 2006, respectively, the workers’ compensation accrual balance was $3 million and $4 million at October 29, 2005 and October 29, 2006, respectively, and the general liability and automobile claim reserve balance was $3 million and $5 million at October 29, 2005 and October 29, 2006, respectively.

(k) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $3.1 million, $4.7 million and $6.1 million in fiscal 2004, 2005 and 2006, respectively.

(l) Impairment of Long-Lived Assets. We assess impairment of property plant, and equipment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. Property and equipment held for sale in the amount of $0.5 million is recorded at the lower of net book value or fair value. We had no impairments in fiscal 2004, 2005 or 2006.

(m) Stock-Based Compensation. Prior to October 30, 2005, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, (“SFAS 123”), under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for periods prior to fiscal 2006. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(Revised), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in fiscal 2006 includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal year ended October 29, 2006 were $3.4 million and $2.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal year ended October 29, 2006 would have been $0.10 higher, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $3.70 and $3.45, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4.2 million excess tax benefit classified as a financing cash inflow for the fiscal year ended October 29, 2006 would have been classified as an operating cash inflow if we had not adopted SFAS 123(R). For the fiscal year ended October 29, 2005, the excess tax benefit related to the exercise of stock options was $3.4 million.

Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded pretax compensation expense relating to restricted stock awards of $0.7 million, $3.7 million and $3.7 million for fiscal 2004, 2005 and 2006, respectively.

If compensation expense for grants to employees under our long-term incentive plans had been recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts below for the fiscal years ended October 30, 2004 and October 29, 2005 (in thousands, except per share data):

	Fiscal Year Ended October 30, 2004	Fiscal Year Ended October 29, 2005
Reported net income	$44,890	$55,951
Add back: Stock-based employee compensation expense included in reported net income, net of tax(1)	444	2,395
Deduct: Stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,062)	(7,690)

Pro forma net income	$42,272	$50,656

Basic Earnings per share
As reported	$2.28	$2.73

Pro forma	$2.14	$2.47

Diluted Earnings per share
As reported	$2.24	$2.68

Pro forma	$2.11	$2.43

(1)	Amount represents the after-tax compensation cost for restricted stock grants.

The weighted average grant-date fair value of options granted during fiscal 2004, 2005 and 2006 was $17.39, $21.48 and $21.63, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	Fiscal Year Ended
	October 30, 2004	October 29, 2005	October 29, 2006
Risk-free interest rate	3.5% – 4.4%	3.9% – 4.1%	4.4% – 4.9%
Expected volatility	54.5%	57.0%	40.7% – 41.5%
Weighted average expected life (in years)	7	7	6

Expected dividend yield was not considered in the option pricing model since we do not pay dividends and have no current plans to do so in the future.

(n) Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(o) Foreign Currency Re-measurement and Translation. In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) are reflected in income for the period and for fiscal years ended October 30, 2004, October 29, 2005 and October 29, 2006 were $(486,100), $37,900 and $500, respectively. Foreign currency transaction gains and losses are reflected in income for the period.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. There was no foreign currency translation adjustment for the fiscal years ended October 30, 2004 and October 29, 2005. Net foreign currency translation adjustment, net of tax, for the fiscal year ended October 29, 2006 was $86,000.

(p) Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which is effective for fiscal years ending after December 15, 2006, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are currently evaluating the impact of adopting FIN 48.

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

3. ACQUISITIONS

In December 2004, we purchased substantially all of the operating assets of Heritage and Steelbuilding.com, affiliated companies headquartered in North Little Rock, Arkansas. The purchase price for the two companies was approximately $25.4 million plus assumed liabilities of approximately $2.1 million. The purchase price consisted of $17.2 million in cash, $2.2 million of receivables owed to us by Heritage and Steelbuilding.com at the time of closing and approximately $6.4 million in restricted NCI common stock (199,767 shares). The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $14.0 million.

In December 2004, we also purchased our joint venture partner’s 49% minority interest in our manufacturing facility in Monterrey, Mexico for approximately $10.0 million in cash. The transaction was accounted for using the purchase method. At the date of purchase, the excess of cost over the fair value of the acquired assets was approximately $7.0 million. Prior to acquisition, we consolidated our 51% interest in our Monterrey, Mexico operating facility.

The above acquisitions were not material, individually or in the aggregate, and accordingly, pro forma information has not been provided.

On April 7, 2006, we closed the acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now our subsidiary and the results of RCC’s operations from April 7, 2006 are included in our consolidated financial statements. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Cash consideration	$366,550
Transaction costs	4,945

$371,495

The purchase price is subject to a post-closing adjustment based on net working capital, as defined in the stock purchase agreement, of RCC at the closing date. This adjustment has not been finalized.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and recorded on April 7, 2006, as part of the purchase accounting of RCC. The ultimate purchase price is dependent on the finalization of certain items, including the post-closing adjustment and tax contingencies.

(In thousands)	April 7, 2006
Current assets	$88,841
Current deferred income taxes	6,203
Property, plant and equipment	67,561
Goodwill	275,346
Intangible assets	33,282
Other assets	80

Assets acquired	471,313

Current liabilities	61,666
Long-term debt	2,524
Deferred income taxes	28,842
Other liabilities	6,786

Liabilities assumed	99,818

Net assets acquired	$371,495

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

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $240.5 million, $17.8 million and $17.0 million has been recorded in our engineered building systems, metal components and coil coating segments, respectively. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes. See Note 10 for further information regarding our allocation of purchase price to intangible assets.

As previously disclosed, we report on a fiscal year that ends the Sunday closest to October 31. RCC previously reported on a calendar year that ended on December 31. The unaudited pro forma financial information discussed below was prepared based on financial information for RCC for the calendar months of November through October, which correlates to our fiscal year. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information in the table below for the 2005 and 2006 fiscal years give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

	Unaudited Pro Forma
	Fiscal Year Ended
(In thousands except per share amounts)	October 29, 2005	October 29, 2006
Sales	$1,558,259	$1,755,267
Net income	$68,012	$75,429

Earnings per share:
Basic	$3.32	$3.78
Diluted	$3.26	$3.53

4. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	October 29, 2005	October 29, 2006
Deferred rebates(1)	$2,508	$13,115
Accrued income tax	8,627	9,195
Customer deposits	12,869	4,331
Deferred warranty revenue	6,215	14,863
Other accrued expenses	25,255	36,314

Total other accrued expenses	$55,474	$77,818

(1)	Relates to the receipt of prepaid vendor rebates, which will be recognized as a reduction of cost of goods sold as the related products are purchased and used.

5. WARRANTY

The following table represents our rollforward of accrued warranty and deferred warranty revenue activity for the fiscal years ended October 29, 2005 and October 29, 2006 (in thousands):

	October 29, 2005	October 29, 2006
Beginning balance	$5,130	$6,215
Acquisitions(1)	—	7,643
Warranties issued	2,136	1,969
Revenue recognized	(1,295)	(786)
Costs incurred	—	(178)
Other	244	—

Ending balance	$6,215	$14,863

(1)	Represents the fair value of the warranty obligation assumed in the RCC acquisition. RCC’s warranty programs have similar terms and characteristics to our existing programs, as described above.

6. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest and taxes paid in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	October 30, 2004	October 29, 2005	October 29, 2006
Interest paid, net of amounts capitalized	$20,552	$11,140	$26,124
Taxes paid	26,276	32,564	44,412

7. SEPARATION AND CONSULTING AGREEMENT

On October 24, 2006, we announced that Albert R. Ginn, Jr. (“Mr. Ginn”), our Chairman and Chief Executive Officer, would be stepping down from the Chief Executive Officer position at the end of calendar 2006. At a meeting held on October 23, 2006 (the “Meeting”), our Board of Directors (the “Board”) approved a separation and consulting agreement (the “Agreement”) between Mr. Ginn and NCI. The Agreement provides, among other things, that as of the close of business on December 31, 2006, Mr. Ginn resigned as our Chief Executive Officer and from all positions as an officer and director of our subsidiaries, but remains as Chairman of the Board and as one of our directors until December 31, 2007. Mr. Ginn will thereafter remain as our consultant from December 31, 2007 through December 31, 2017. During fiscal 2006, we recorded an expense of $0.8 million ($0.5 million after tax) for the net present value of consulting fees to be paid to Mr. Ginn under the Agreement during such period because the services expected to be provided are insignificant.

8. LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	October 29, 2005	October 29, 2006
$400 Million Term Loan, due June 2010	$193,000	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	—	2,950
Capital lease commitments	—	34

	373,000	497,984
Current portion of long-term debt	(2,000)	(947)

Total long-term debt	$371,000	$497,037

The scheduled maturity of our debt is as follows (in thousands):

2007	$947
2008	927
2009	920
2010	315,190
2011 and thereafter	180,000

$497,984

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Notes (discussed below). At October 29, 2005 and October 29, 2006, letters of credit totaling approximately $7.3 million and $15.9 million, respectively, were outstanding under the revolving credit facility and $193.0 million and $315.0 million, respectively, were outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2007.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At October 29, 2005, our interest coverage, leverage, and senior debt ratios were 10.33, 2.70 and 1.42, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility.

The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

Borrowings under the senior secured credit facility may be repaid at anytime, in certain amounts, without premium or penalty but subject to LIBOR breakage costs. We are required to make mandatory payments on the senior secured credit facility upon the occurrence of certain events, including the sale of assets and the issuance and sale of equity securities, or to the extent that our cash flow exceeds certain thresholds on a fiscal year basis, in each case subject to certain limitations and conditions. These payments must first be applied to the term loan and then to the reduction of the revolving credit facility.

As a result of the refinancing of our senior secured credit facility in June 2004, unamortized deferred financing costs of $4.1 million ($2.6 million net of tax) were expensed during the third quarter of fiscal 2004. At October 29, 2005 and October 29, 2006, the unamortized balance in deferred financing costs was $6.4 million and $6.2 million, respectively.

On April 7, 2006, we again amended our senior secured credit facility as a result of the RCC acquisition (see Note 3). In accordance with Emerging Issues Task Force (“EITF”) 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, we have accounted for the amendments to our senior secured credit facility as a modification after calculating the cash flows, and we have expensed $0.2 million of legal and other professional fees paid to third-parties in connection with amending the facility.

At October 29, 2005 and October 29, 2006, we had approximately $117.7 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $7.3 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $20.0 million and $50.0 million may be utilized for standby letters of credit at October 29, 2005 and October 29, 2006, respectively. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010. See Note 9 for further information.

In November 2004, we completed an offering of $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Notes”) with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate (as discussed further in Note 11). The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At October 29, 2005 and October 29, 2006, $180 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in each of the 30 consecutive trading day periods ended March 31, 2006, June 30, 2006 and September 30, 2006; therefore, our Notes may be converted by the holders, at their option. As a result, the outstanding $180.0 million obligation included in long-term debt is, by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities, the senior secured credit facility, to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified our obligation as long term in our balance sheet in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced. In addition, as the Notes are convertible, they become common stock equivalents in our earnings per share calculation. See Note 16.

9. FINANCIAL INSTRUMENTS

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

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

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

Fair values

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of October 29, 2005 and October 29, 2006, because of the relatively short maturity of these instruments. The carrying amount of variable rate debt approximates fair value as of October 29, 2005 and October 29, 2006. The fair values of the remaining financial instruments recognized on our Consolidated Balance Sheets at the respective fiscal year ends were:

	October 29, 2005		October 29, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
2.125% Convertible Senior Subordinated Notes	$180,000	$202,050	$180,000	$292,725
Swap Agreement	—	—	$2,315	$2,315

The fair value of the Notes were determined from the market rate of the underlying Notes as of the last trading day prior to our fiscal year end.

The fair value of the Swap Agreement, excluding accrued interest, at October 29, 2006, was a liability of approximately $2.3 million. Fair value estimates presented for the Swap Agreement were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have five reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments are each split into two reporting units and the metal coil coating segment is its own reporting unit for goodwill impairment testing purposes.

During the fourth quarter of each of our fiscal years 2004, 2005 and 2006, we performed our annual test of goodwill impairments with no impairment of goodwill indicated for the fiscal years ended October 30, 2004, October 29, 2005 or October 29, 2006.

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Balance Oct. 29, 2005	Additions(1)	Balance Oct. 29, 2006
Metal components	$131,462	$17,718	$149,180
Engineered building systems	125,736	240,586	366,322
Metal coil coating	81,959	17,000	98,959

Total	$339,157	$275,304	$614,461

(1)	Primarily represents goodwill associated with our acquisition of RCC. See Note 3.

In conjunction with the purchase of RCC in April 2006, we determined, with the assistance of a third party consulting firm, the value of RCC’s intangible assets. The amount allocated to intangible assets was attributed to the following categories (in thousands):

Trade names	$24,702
Backlog	2,330
Customer lists and relationships	6,250

$33,282

Trade names represent the fair value of the Star and Ceco trade names. These assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Backlog is being amortized over one year because items in RCC’s backlog are expected to be delivered within one year. Customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. At October 29, 2006, the recorded amounts net of amortization for the backlog and customer lists and relationships were $1.0 million and $6.0 million, respectively.

The following table represents all our intangible assets activity for the fiscal year ended October 29, 2006 (in thousands):

	Gross	Accumulated amortization	Net
Beginning balance(1)	$12,151	$(1,006)	$11,145
Acquired intangibles	33,282	—	33,282
Amortization expense	—	(2,780)	(2,780)

Ending balance	$45,433	$(3,786)	$41,647

(1)	Balance represents non-competition agreements valued at $5.7 million, tradenames valued at $4.5 million and property rights valued at $0.9 million which are amortized on a straight-line basis over ten, fifteen and seven years, respectively.

For all our intangibles, including those related to RCC discussed above, the weighted average estimated useful life is 12.4 years. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2007	$2,485
2008	1,487
2009	1,487
2010	1,487
2011	1,487

In accordance with SFAS 142, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

11. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax provision (benefit) for the fiscal years ended 2004, 2005 and 2006, consisted of the following (in thousands):

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Current:
Federal	$30,799	$33,708	$43,696
State	3,727	4,196	4,719

Total current	34,526	37,904	48,415
Deferred:
Federal	(4,472)	2,130	(2,277)
State	(287)	226	(902)

Total deferred	(4,759)	2,356	(3,179)

Total provision	$29,767	$40,260	$45,236

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.2%	4.6%	3.2%
Non-deductible interest expense	—	1.5%	1.2%
Other	1.7%	0.7%	(1.4)%

Effective tax rate	39.9%	41.8%	38.0%

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2005 and 2006 are as follows (in thousands):

	As of October 29, 2005	As of October 29, 2006
Deferred tax assets:
Inventory	$1,559	$2,301
Bad debt reserve	2,655	2,232
Accrued insurance reserves	2,572	2,996
Deferred revenue	2,152	7,148
Accrued and deferred compensation Pension	4,358 —	6,936 1,322
Net operating loss carryover	—	1,260
Other reserves	2,174	1,440

Total deferred tax assets	15,470	25,635
Less valuation allowance	—	(2,771)

Net deferred tax assets	15,470	22,864
Deferred tax liabilities:
Depreciation and amortization	(25,462)	(52,168)

Total deferred tax liabilities	(25,462)	(52,168)

Net deferred tax liability	$(9,992)	$(29,304)

Other accrued expenses include accrued income taxes payable of $8.6 million at October 29, 2005 and $9.2 million at October 29, 2006.

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions. Our provision for income taxes includes amounts intended to satisfy income tax assessments that may result from the examination of our tax returns that have been filed in these jurisdictions. The amounts ultimately paid upon resolution of these examinations could be materially different from the amounts included in the provision for income taxes and result in additional tax benefit or expense depending on the ultimate outcome.

In evaluating the exposures connected with the various tax filing positions, we establish an accrual when, despite management’s belief that our tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Included in income tax expense for fiscal 2006 is an additional accrual for tax contingencies of $0.1 million. Included in income tax expense for fiscal 2005 is the reversal of an accrual for tax contingencies of $1.0 million, which we reversed based on additional information and support by third party analysis. Liabilities recorded related to tax contingencies as of October 29, 2006 and October 29, 2005 are not material.

Also included in income tax expense for fiscal 2005 are income tax adjustments totaling $1.8 million. These adjustments are related to previously unrecognized differences between the book and tax basis of fixed assets in the amount of $1.5 million. The remaining adjustments included several other individually immaterial items. We believe all these tax adjustments to be immaterial individually and in the aggregate to the financial statements in the current or previous periods.

Our foreign operations have a net operating loss carryforward of approximately $3.7 million that will start to expire in fiscal 2009 if unused. The utilization of these losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward.

The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canada federal and provincial as well as Mexican federal jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

12. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 29, 2006, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2007	$9,772
2008	7,458
2009	4,382
2010	2,196
2011 and thereafter	3,475

Subsequent to October 29, 2006, we paid $4.7 million to execute a lease buy-out for equipment at one of our facilities. This buyout resulted in the cancellation of $2.0 million and $1.0 million of operating lease obligations in fiscal 2007 and 2008, respectively. Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2004, 2005 and 2006 was $7.8 million, $9.0 million and $11.9 million, respectively, and $1.7 million relating to the fair market value purchase of the equipment.

13. STOCKHOLDERS’ RIGHTS PLAN

In June 1998, the Board of Directors adopted a Stockholders’ Rights Plan and declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of our common stock for stockholders of record at the close of business on July 8, 1998. Each Right entitles the holder to purchase one one-hundredth ( 1/100th) of a share of our Series A Junior Participating Preferred Stock at a price of $125.00 per share upon certain events. Generally, if a person or entity acquires, or initiates a tender offer to acquire, at least 20% of our then outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of our then current stock price. The Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on June 24, 2008.

14. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our stock option and 401(k) profit sharing plans. During fiscal 2006, we repurchased 0.7 million shares of our common stock for $36.5 million. At October 29, 2006, there were 0.4 million shares remaining authorized for repurchase under the program. There is no time limit on the duration of the program.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 30, 2004(1)	—	$3
Purchases	1,063	40,676

Balance, October 29, 2005	1,063	$40,679
Purchases	754	37,572

Balance, October 29, 2006	1,817	$78,251

(1)	We had no treasury stock activity during fiscal 2004.

15. STOCK INCENTIVE PLANS

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of October 29, 2006 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon termination, after a change of control without cause or for good reason, as defined by the agreements governing such awards. A total of approximately 1,125,000 and 1,063,000 shares were available at October 29, 2005 and October 29, 2006, respectively, under the Incentive Plan for the further grants of awards.

On June 15, 2006, the Committee reviewed our policy of granting stock options (or in some cases, restricted stock in lieu of options at the election of the recipient) to executive officers two times per year. As a result, the Committee modified its policy going forward to provide instead for grants of restricted stock once per year, beginning in December 2006. The size of the awards will be based on a dollar amount set by the Committee. For executive officers and designated members of senior management, a portion of of the award may be fixed and a portion may be subject to adjustment, up or down, depending on the average rate of growth in NCI’s earnings per share over the three fiscal years ended prior to the award date. The number of shares awarded on the grant date will be equal to the dollar value specified by the Committee (after adjustment with regard to the variable portion) divided by the closing price of the stock on the trading day prior to the grant date. The restricted stock will vest ratably over four years. All restricted stock awards to all award recipients, including executive officers, will be subject to a cap in value set by the Committee.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options due to the lack of sufficient historical data. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal year ended October 30, 2004, October 29, 2005 and October 29, 2006 was $17.39, $21.48 and $21.63, respectively. The weighted average assumptions for the periods indicated are noted in the following table:

	Fiscal Year Ended October 30, 2004	Fiscal Year Ended October 29, 2005	Fiscal Year Ended October 29, 2006
Expected volatility	54.5%	57.0%	40.7 - 41.5%
Expected term (in years)	7.00	7.00	6.25
Risk-free interest rate	3.5 – 4.4%	3.9 – 4.1%	4.4 – 4.9%

We have estimated a forfeiture rate of 10% for our non-officers and 0% to 10% for our officers in our calculation of stock-based compensation expense for the fiscal year ended October 29, 2006. These estimates are based on historical forfeiture behavior exhibited by our employees.

The following is a summary of stock option transactions during fiscal 2004, 2005 and 2006 (in thousands, except weighted average exercise prices, weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance November 1, 2003	1,932	$17.94
Granted	679	29.23
Cancelled	(104)	17.64
Exercised	(916)	17.91

Balance October 30, 2004	1,591	$22.79
Granted	159	35.31
Cancelled	(31)	23.98
Exercised	(468)	20.02

Balance October 29, 2005	1,251	$25.33
Granted	53	44.78
Cancelled	(36)	(23.27)
Exercised	(367)	(23.19)

Balance October 29, 2006	901	$27.43	7.0 years	$29,762

Exercisable at October 29, 2006	507	$23.85	6.4 years	$18,547

The total intrinsic value of options exercised during fiscal 2004, 2005 and 2006 was $8.7 million, $8.8 million and $11.6 million, respectively. Options exercisable at fiscal years ended 2004, 2005 and 2006 were 0.5 million. The weighted average exercise prices for options exercisable at fiscal years ended 2004, 2005 and 2006 were $18.15, $20.99 and $23.85, respectively. Exercise prices for options outstanding at October 29, 2006 range from $14.25 to $60.64. The weighted average remaining contractual life of options outstanding at October 29, 2006 was 7.0 years. The following summarizes additional information concerning outstanding options at October 29, 2006:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$14.25 – 19.38	214,227	5.3 years	$16.98
20.64 – 30.18	345,281	7.0 years	26.63
31.00 – 38.01	290,461	7.9 years	33.04
44.00 – 60.64	51,190	9.2 years	44.81

	901,159	7.0 years	$27.43

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$14.25 – 19.38	195,947	$16.88
20.64 – 30.18	199,295	25.96
31.00 – 38.01	111,365	32.35
44.00 – 60.64	—	—

	506,607	$23.85

Restricted stock transactions during fiscal 2004, 2005 and 2006 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance November 1, 2003	54,526	$18.34
Granted	264,087	30.43

Balance October 30, 2004	318,613	$28.36
Granted	209,451	38.24
Distributed	(33,602)	30.27
Forfeited	(3,000)	38.65

Balance October 29, 2005	491,462	$32.38
Granted	18,032	50.30
Distributed	(73,222)	36.55

Balance October 29, 2006	436,272	$32.42

The total pre-tax share-based compensation cost that has been recognized in results of operations was $0.7 million, $3.7 million and $7.2 million for the fiscal year ended October 30, 2004, October 29, 2005 and October 29, 2006, respectively. Of these amounts, $0.7 million, $3.7 million and $6.2 million were included in selling, general and administrative expense for the fiscal year ended October 30, 2004, October 29, 2005 and October 29, 2006, respectively, with the remaining costs in each period in cost of goods sold. As of October 29, 2006, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was

$0.4 million, $2.3 million and $4.4 million for the fiscal year ended October 30, 2004, October 29, 2005 and October 29, 2006, respectively. As of October 29, 2006, there was approximately $14.9 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.7 years.

Cash received from option exercises was $16.4 million, $9.4 million and $8.5 million during the fiscal year of 2004, 2005 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $6.2 million, $3.6 million and $3.2 million for the fiscal year of 2004, 2005 and 2006, respectively.

16. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal year ended
	October 30, 2004	October 29, 2005	October 29, 2006
Numerator for Basic and Diluted Earnings Per Share
Net income	$44,890	$55,951	$73,796

Denominator for Diluted Earnings Per Share
Weighted average shares outstanding for basic earnings per share	19,709	20,501	19,959
Common stock equivalents:
Employee stock options	275	322	262
Unvested restricted stock awards	12	34	83
Convertible notes	—	—	1,091
Adjusted weighted average shares and assumed conversions for diluted earnings per share	19,996	20,857	21,395

Earnings per share
Basic	$2.28	$2.73	$3.70

Diluted	$2.24	$2.68	$3.45

During the second, third and fourth quarters of fiscal 2006, our average stock price traded above the initial conversion price (approximately $40.14) of our Notes (see Note 8). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the fiscal year ended October 29, 2006.

17. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—We have a 401(k) profit sharing plan (the “Savings Plan”) that covers all eligible employees. The Savings Plan requires us to match employee contributions up to 6% of a participant’s salary. Contributions expense for the fiscal years ended 2004, 2005 and 2006 was $5.1 million, $6.0 million and $7.8 million, respectively, for contributions to the Savings Plan. Plan participants receive the Company match in shares of our common stock. Our match ranges from 67% to 100%, depending on the return on adjusted operating assets. Our match was 100% in fiscal years 2004, 2005 and 2006, due to achieving our targeted return on adjusted operating assets.

Deferred Compensation Plan—On October 23, 2006, The Board approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”). The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on the Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan.

The Amended and Restated Deferred Compensation Plan will be effective for compensation beginning in calendar 2007. The Board also approved the establishment of a rabbi trust for the purpose of securing our obligations under the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets.

Defined Benefit Plan—As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and therefore employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, partnerships, stocks, bonds and fixed income securities. In accordance with SFAS No. 141, Business Combinations, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan and recorded the difference between these two amounts as an assumed liability.

The projected benefit obligation is equal to the accumulated benefit obligation for all periods presented. The following table reconciles the projected benefit obligation for the RCC Benefit Plan from the date of acquisition to the end of the fiscal year (in thousands):

October 29, 2006
Projected benefit obligation—April 7, 2006	$52,995
Interest cost	1,696
Benefit payments	(2,273)
Actuarial losses	25

Projected benefit obligation—end of fiscal year	$52,443

The following table reconciles the change in plan assets of the RCC Benefit Plan from the date of acquisition to the end of the fiscal year (in thousands):

October 29, 2006
Fair value of assets—April 7, 2006	$46,209
Actual return on plan assets	1,382
Employer contributions	3,723
Benefit payments	(2,273)

Fair value of assets—end of fiscal year	$49,041

The following table sets forth the funded status of the RCC Benefit Plan and the amounts recognized in the consolidated balance sheet (in thousands):

	April 7, 2006	October 29, 2006
Fair value of assets	$46,209	$49,041
Benefit obligation	52,995	52,443

Funded status	$(6,786)	$(3,402)
Unrecognized actuarial loss	—	744

Net amount recognized	$(6,786)	$(2,658)

Accrued benefit liability	$(6,786)	$(3,402)
Accumulated other comprehensive income	—	744

Net amount recognized	$(6,786)	$(2,658)

The following table sets forth the components of the net periodic benefit cost (in thousands):

October 29, 2006
Interest cost	$1,696
Expected return on assets	(2,101)

Net periodic benefit cost	$(405)

Actuarial assumptions used were as follows:

	April 7, 2006	October 29, 2006
Assumed discount rate	5.75%	5.75%
Expected rate of return on plan assets	8.0%	8.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 8.0%, net of investment related expenses.

The weighted-average asset allocations by asset category are as follows:

Investment Type	April 7, 2006	October 29, 2006
Equity securities	63%	19%
Debt securities	4	39
Real estate	—	5
Hedge funds	23	24
Cash and cash equivalents and other	10	13

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. We have set the target asset allocation for the plan as follows: 2% cash, 40% US bonds, 12% hedge funds, 15% large cap US equities, 6% small cap US equities, 7% real estate investment trusts, 8% foreign equity, 4% emerging markets and 6% commodity futures.

We expect to contribute between $1.6 million and $2.0 million to the RCC Benefit Plan in fiscal 2007.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2007	$4,300
2008	4,000
2009	4,100
2010	4,100
2011	3,900
Thereafter	18,900

18. PURCHASES AND SALES OF INVENTORY WITH SAME COUNTERPARTY

In September 2005, the FASB EITF reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. Approximately $7.9 million of metal coil coating revenue on steel coils subsequently acquired by our engineered building systems and metal components segments during fiscal 2006 was netted against cost of goods sold, which reduced gross revenues. Pre-tax income was reduced only to the extent that the related steel coils remained in ending inventory which resulted in a negative impact on pre-tax income in fiscal 2006 of $0.2 million.

19. CONTINGENCIES

On or about September 15, 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan were filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. Through October 29, 2006, we spent $3.4 million related to this matter. The remaining accrued amount of $0.1 million as of October 29, 2006 represents the best current-cost estimate of the remaining incidental costs to be incurred. On

November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

We had a contractual indemnity from the immediate prior owner of the property, which we believe obligated that party to reimburse all or a portion of our response costs with respect to this condition. Suit was brought against the prior owner asserting this indemnity, and that party disputed liability. In addition, we joined in the litigation other potentially responsible parties against whom we sought contribution and/or indemnification. We have entered into settlement agreements with all such parties as a result of such litigation, and such litigation is in the process of being dismissed with prejudice to the re-filing of same. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.65 million after determining it was probable we would be able to recover that amount from the prior owners/operators who are defendants in such litigation. This receivable was paid in full in December of 2006.

We learned that, over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. We have incurred expenses to date of $1.4 million and at October 29, 2006, have a remaining accrual in other accrued liabilities of $0.6 million. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.37 million after determining it was probable we would be able to recover the repair costs from the related steel mill and the broker. The proposed settlement consists of cash up front of $0.65 million, received in December 2006, and the present value of future rebates totaling $0.72 million.

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

20. BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to how we manage it and due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal year ended October 29, 2006, steel represented approximately 74% of cost of goods sold. We are not dependent on any one source for our supply of steel.

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

Summary financial data by segment is as follows (in thousands):

	2004	2005	2006
Total sales:
Metal components	$608,836	$653,717	$771,200
Engineered building systems	436,332	474,368	822,963
Metal coil coating	234,886	232,648	278,814
Intersegment sales	(195,191)	(230,667)	(302,495)

Total net sales	$1,084,863	$1,130,066	$1,570,482

External sales:
Metal components	$547,959	$567,005	$670,836
Engineered building systems	414,095	452,303	781,773
Metal coil coating	122,809	110,758	117,873

Total net sales	$1,084,863	$1,130,066	$1,570,482

Operating income:
Metal components	$74,385	$76,410	$91,998
Engineered building systems	33,679	47,678	71,962
Metal coil coating	26,444	20,157	24,948
Corporate	(37,532)	(39,775)	(51,621)

Total operating income	$96,976	$104,470	$137,287
Unallocated other expense	22,319	8,259	18,255

Income before income taxes	$74,657	$96,211	$119,032

Depreciation and amortization:
Metal components	$8,400	$9,967	$9,694
Engineered building systems	6,810	6,097	11,342
Metal coil coating	4,911	5,199	5,543
Corporate	2,853	3,225	4,510

Total depreciation and amortization expense	$22,974	$24,488	$31,089

Capital expenditures:
Metal components	$1,901	$3,847	$9,051
Engineered building systems	3,652	4,842	8,884
Metal coil coating	1,744	3,917	7,675
Corporate	2,030	6,918	1,446

Total capital expenditures	$9,327	$19,524	$27,056

Property, plant and equipment, net:
Metal components		$81,099	$79,487
Engineered building systems		45,072	112,093
Metal coil coating		43,671	45,835
Corporate		15,436	15,165

Total property, plant and equipment, net		$185,278	$252,580

Total assets as of fiscal year end 2005 and 2006:
Metal components		$360,793	$374,233
Engineered building systems		250,653	684,213
Metal coil coating		155,009	193,050
Corporate		223,764	52,747

		$990,219	$1,304,243

21. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2006
Sales	$293,252	$329,362	$449,393	$498,475
Gross profit	$72,409	$75,550	$113,662	$121,710
Net income	$12,893	$11,179	$21,675	$28,049
Net income per share:(1)
Basic	$0.64	$0.55	$1.08	$1.43
Diluted	$0.62	$0.51	$1.00	$1.33

FISCAL YEAR 2005
Sales	$245,239	$250,571	$292,734	$341,522
Gross profit	$58,711	$61,558	$71,162	$87,936
Net income	$10,722	$10,732	$14,689	$19,808
Net income per share:(1)
Basic	$0.53	$0.52	$0.71	$0.98
Diluted	$0.52	$0.51	$0.70	$0.96

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

The quarter results are impacted by the following significant items:

During fiscal 2006, we recorded charges related to a contingent obligation to repair 57 building projects which had below specification steel materials. In the fourth quarter of fiscal 2006 we reached a settlement agreement with the related steel supplier and recorded a gain offsetting the repair charges. See Note 19. The net effect on operating income in the applicable quarters was as follows (in millions):

Three months ended:

January 29, 2006	$(0.2)
April 30, 2006	$(0.6)
July 30, 2006	$(0.3)
October 29, 2006	$1.1

During fiscal 2005 and fiscal 2006, we recorded charges related to certain environmental remediation obligations. In the fourth quarter of 2006, we reached a settlement agreement with the prior property owners and other responsible parties which partially offset the remediation costs. See Note 19. The net effect on operating income in the applicable quarters was as follows (in millions):

Three months ended:

January 29, 2005	—	January 29, 2006	—
April 30, 2005	—	April 30, 2006	$(0.3)
July 30, 2005	—	July 30, 2006	$(1.4)
October 29, 2005	$0.6	October 29, 2006	$1.7

During the first quarter of 2005, our healthcare costs were reduced by $1.4 million related to more favorable group medical claims experience than previously estimated.

Included in the tax provision for the fourth quarter of fiscal 2005 were income tax charges totaling $1.8 million primarily related to previously unrecognized differences between book value and tax basis in fixed assets of $1.5 million. These adjustments were partially offset by a reversal of an accrual for tax contingencies of $1.0 million.

22. SUBSEQUENT EVENT

On January 8, 2007, we signed a definitive asset purchase agreement to purchase substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price is $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 29, 2006. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control over Financial Reporting

(a)	Management’s Annual Report on Internal Control Over Financial Reporting

Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over our financial reporting.

We acquired RCC in April 2006. We have excluded RCC from the scope of our annual report on internal control over financial reporting as of October 29, 2006. These operations represent approximately 34.8% of our total assets at October 29, 2006, and approximately 18.3% and 21.2% of our revenues and net income for the year ended October 29, 2006, respectively.

We have evaluated the effectiveness of our internal control over financial reporting as of October 29, 2006. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended October 29, 2006. Ernst & Young, LLP, our independent registered public accounting firm, also attested to, and reported on, management’s assessment of the effectiveness of internal control over financial reporting. Management’s and Ernst & Young’s reports are included in our 2006 Consolidated Financial Statements on pages 39 and 40 of our Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

(b)	Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

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

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on March 9, 2007 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the caption “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on March 9, 2007 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on March 9, 2007 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions.

The information under the caption “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on March 9, 2007 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors—Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on March 9, 2007 is incorporated by reference herein.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

1.	Consolidated financial statements (see Item 8).

2.	Consolidated financial statement schedules. Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

3.	Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of January, 2007.

NCI BUILDING SYSTEMS, INC.

By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 10th day of January, 2007.

Name	Title

/s/ NORMAN C. CHAMBERS Norman C. Chambers	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANCES R. POWELL Frances R. Powell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MARK E. JOHNSON Mark E. Johnson	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ A.R. GINN A.R. Ginn	Chairman of the Board and Director

* William D. Breedlove	Director

* Gary L. Forbes	Director

* Philip J. Hawk	Director

* Max L. Lukens	Director

* George Martinez	Director

* W.B. Pieper	Director

* John K. Sterling	Director

*By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NCI Building Systems, Inc.

We have audited the consolidated financial statements of NCI Building Systems, Inc. (the “Company”) as of October 29, 2006 and October 29, 2005, and for each of the three years in the period ended October 29, 2006, and have issued our report thereon dated January 8, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Houston, Texas

January 8, 2007

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at End of Period
Year ended October 30, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$10,221	$2,769	—		$4,368	(2)	$8,622
Reserve for obsolete materials and supplies	$1,755	$1,255	—		$151		$2,859

Year ended October 29, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$8,622	$273	—		$2,171	(2)	$6,724
Reserve for obsolete materials and supplies	$2,859	$602	—		$645		$2,816

Year ended October 29, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$6,724	$2,004	$8,875	(1)	$2,377	(2)	$15,225
Reserve for obsolete materials and supplies	$2,816	—	$1,664	(1)	$743		$3,737

(1)	Amounts resulting from acquisition.
(2)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through December 7, 2005 (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

4.6	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.8	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

*†10.2	Amended and Restated Bonus Program, as amended and restated as of December 7, 2006

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended and restated December 7, 2006 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.9	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.10	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.12	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.14	Agreement dated October 24, 2006, between NCI and Albert R. Ginn, Jr. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.15	Supplemental Benefit Agreement, dated August 26, 2004, between NCI and Ken Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.16	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†10.17	First Amendment, dated May 27, 2004, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated by reference herein)

†10.18	Second Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.19	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†10.20	First Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.19 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.21	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.22	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

*†10.23	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007)

†10.24	Separation and Consulting Agreement, dated November 6, 2006, between NCI and William M. Young (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 6, 2006 and incorporated by reference herein)

†10.25	Stock Purchase Agreement, dated February 21, 2006, between NCI and Robertson-Ceco Corporation (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 21, 2006 and incorporated by reference herein)

†10.26	Amendment No. 1, dated April 7, 2006, to Stock Purchase Agreement, dated February 21, 2006, between NCI and Robertson-Ceco Corporation (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

*†10.27	Form of Indemnification Agreement for Officers and Directors

14.1	Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements