Form 10-Q
period 2007-01-28
NCI BUILDING SYSTEMS INC
filed 2007-03-06
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value—20,165,399 shares as of February 28, 2007

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2007	October 29, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,695	$25,038
Accounts receivable, net	116,072	163,814
Inventories, net	187,932	160,208
Deferred income taxes	22,503	22,864
Prepaid expenses and other	10,533	11,054

Total current assets	347,735	382,978
Property, plant and equipment, net	256,620	252,580

Goodwill	614,616	614,461
Intangible assets, net	40,521	41,647
Other assets	12,423	12,577

Total assets	$1,271,915	$1,304,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$710	$947
Accounts payable	79,738	116,028
Accrued compensation and benefits	37,909	53,024
Accrued interest	1,814	3,095
Other accrued expenses	66,975	77,818

Total current liabilities	187,146	250,912

Long-term debt	517,037	497,037
Deferred income taxes	52,053	52,168
Other long-term liabilities	4,766	5,717

Total long-term liabilities	573,856	554,922

Stockholders’ equity:
Common stock	219	218
Additional paid-in capital	177,599	175,121
Retained earnings	413,578	403,125
Accumulated other comprehensive loss	(1,428)	(1,804)
Treasury stock, at cost	(79,055)	(78,251)

Total stockholders’ equity	510,913	498,409

Total liabilities and stockholders’ equity	$1,271,915	$1,304,243

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	January 28, 2007	January 29, 2006
Sales	$359,303	$293,252

Cost of sales	271,619	220,843

Gross profit	87,684	72,409

Selling, general and administrative expenses	63,649	49,698

Income from operations	24,035	22,711

Interest income	124	2,185

Interest expense	(7,292)	(4,176)

Other income, net	214	425

Income before income taxes	17,081	21,145

Provision for income taxes	6,628	8,252

Net income	$10,453	$12,893

Earnings per share:
Basic	$0.53	$0.64

Diluted	$0.49	$0.62

Weighted average shares outstanding:

Basic	19,699	19,993

Diluted	21,214	20,652

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 28, 2007	January 29, 2006
Cash flows from operating activities:

Net cash (used in) provided by operating activities	$(23,102)	$19,098

Cash flows from investing activities:

Capital expenditures	(11,016)	(4,097)

Other, net	459	252

Net cash used in investing activities	(10,557)	(3,845)

Cash flows from financing activities:

Payments on revolving line of credit	(10,000)	–

Borrowings on revolving line of credit	30,000	–

Payments on long-term debt	(237)	(500)

Proceeds from stock options exercised	480	1,272

Excess tax benefits from share-based compensation arrangements	206	769

Purchase of treasury stock	(804)	(645)

Net cash provided by financing activities	19,645	896

Effect of exchange rate changes on cash and cash equivalents	(329)	–

Net (decrease) increase in cash and cash equivalents	(14,343)	16,149

Cash and cash equivalents at beginning of period	25,038	200,716

Cash and cash equivalents at end of period	$10,695	$216,865

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 28, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month period ended January 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2007. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2007 is October 28, 2007.

Certain reclassifications have been made to prior period amounts in our condensed consolidated statements of cash flows to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 - ACQUISITIONS

On April 7, 2006, we closed our acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now our subsidiary and the results of RCC’s operations from April 7, 2006 are included in our condensed consolidated financial statements. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Cash consideration	$366,550
Transaction costs	5,101

$371,651

The purchase price is subject to a post-closing adjustment based on net working capital, as defined in the stock purchase agreement, of RCC at the closing date. This adjustment has not been finalized. The ultimate purchase price is also dependent on the finalization of other items, including tax contingencies.

NOTE 3 – INVENTORIES

The components of inventory are as follows (in thousands):

	January 28, 2007	October 29, 2006
Raw materials	$144,711	$121,024
Work in process and finished goods	43,221	39,184

	$187,932	$160,208

NOTE 4 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. RCC is included in the engineered building systems segment due to how we manage it and due to its similar economic characteristics, nature of products and processes and type of customers. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal three months ended January 28, 2007, steel represented approximately 72% of our cost of goods sold. We are not dependent on any one source for our supply of steel.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 28, 2007	January 29, 2006
Total sales:
Metal components	$157,021	$174,819
Engineered building systems	218,043	118,825
Metal coil coating	59,219	63,301
Intersegment sales	(74,980)	(63,693)

Total sales	$359,303	$293,252

External Sales:
Metal components	$134,183	$153,750
Engineered building systems	208,689	110,441
Metal coil coating	16,431	29,061

Total sales	$359,303	$293,252

Operating income:
Metal components	$12,086	$21,215
Engineered building systems	20,536	9,843
Metal coil coating	4,643	4,421
Corporate	(13,230)	(12,768)

Total operating income	$24,035	$22,711
Unallocated other expense	6,954	1,566

Income before income taxes	$17,081	$21,145

	January 28, 2007	October 29, 2006
Total assets:
Metal components	$383,570	$374,233
Engineered building systems	669,068	684,213
Metal coil coating	183,880	193,050
Corporate	35,397	52,747

Total assets	$1,271,915	$1,304,243

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NOTE 5 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of January 28, 2007 and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During the three months ended January 28, 2007, we granted restricted stock awards with a fair value of $8.1 million or 149,972 shares. The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.9 million for both the three months ended January 28, 2007 and January 29, 2006. Of these amounts, $1.7 million was included in selling, general and administrative expense for both the three months ended January 28, 2007 and January 29, 2006, with the remaining costs in each period in cost of goods sold. As of January 28, 2007 and October 29, 2006, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million for both the three months ended January 28, 2007 and January 29, 2006. As of January 28, 2007 and January 29, 2006, there was approximately $20.9 million and $19.7 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.3 years and 4.8 years, respectively.

Cash received from option exercises was $0.5 million and $1.3 million during the first three months of fiscal 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.5 million for the first three months of fiscal 2007 and 2006, respectively.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 28, 2007	January 29, 2006
Numerator for Basic and Diluted Earnings Per Share
Net income	$10,453	$12,893
Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,699	19,993

Common stock equivalents:
Employee stock options	248	215
Unvested restricted stock awards	73	61
Convertible notes	1,194	383

Adjusted weighted average shares and assumed conversions for diluted earnings per share	21,214	20,652

Earnings per share:
Basic	$0.53	$0.64

Diluted	$0.49	$0.62

During the three months ended January 28, 2007, our average stock price traded above the initial conversion price (approximately $40.14) of our Notes (see Note 9). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the three months ended January 28, 2007.

NOTE 7 – WARRANTY

We sell weather tightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize this deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of RCC of $7.6 million which represents the fair value of the future warranty obligation. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.

The following table represents our rollforward of accrued warranty and deferred warranty revenue activity (in thousands):

January 28, 2007
Beginning balance	$14,863
Warranties issued	644
Revenue recognized	(249)
Other	(105)

Ending balance	$15,153

NOTE 8 – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan – On October 23, 2006, our board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”). The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on the Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions from the date of each of our discretionary contribution ratably over three years. As of January 28, 2007, we have not made any discretionary contributions to the Deferred Compensation Plan.

The Amended and Restated Deferred Compensation Plan will be effective for compensation beginning in calendar 2007. Our board of directors also approved the establishment of a rabbi trust for the purpose of securing our obligations under the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets.

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

The following table sets forth the components of the net periodic benefit cost (in thousands):

Fiscal Three Months Ended
January 28, 2007
Interest cost	$754
Expected return on assets	(981)

Net periodic benefit cost	$(227)

There were no material contributions to the RCC Benefit Plan during the three months ended January 28, 2007. We expect to contribute between $1.6 million and $2.0 million to the RCC Benefit Plan in fiscal 2007.

NOTE 9 – LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	January 28, 2007	October 29, 2006
$125 Million Revolving Credit Facility – final maturity June 2009	$20,000	$–
$400 Million Term Loan, due June 2010	315,000	315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	2,720	2,950
Capital lease commitments	27	34

	517,747	497,984
Current portion of long-term debt	(710)	(947)

Total long-term debt	$517,037	$497,037

The scheduled maturity of our debt is as follows (in thousands):

January 29, 2007 to October 28, 2007	$710
2008	927
2009	20,920
2010	315,190
2011 and thereafter	180,000

$517,747

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing on June 18, 2010. At January 28, 2007, $20.0 million was outstanding under the revolving credit facility in addition to letters of credit totaling approximately $15.9 million. At October 29, 2006, there was no balance outstanding under the revolving credit facility and letters of credit totaling approximately $15.9 million outstanding on the revolving credit facility.

In November 2004, we completed an offering of $180.0 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Notes”) with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. As of January 28, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2006; therefore, our Notes may be converted by the holders, at their option. As a result, the outstanding $180.0 million obligation included in long-term debt is, by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities, the senior secured credit facility, to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified our obligation as long term in our Condensed Consolidated Balance Sheet in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced. In addition, as the Notes are convertible, they become common stock equivalents in our earnings per share calculation. See Note 6 for further information.

NOTE 10 – INTEREST RATE SWAP

On June 15, 2006, we entered into a forward interest rate swap agreement (the “Swap Agreement”) hedging a portion of our $400 million variable rate Term Loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount will decrease on each of October 11, 2007, October 14, 2008 and October 13, 2009 to $145 million, $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

We designated our Swap Agreement as a cash flow hedge, as defined by SFAS 133. In addition, the Swap Agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective, and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the Swap Agreement, which is adjusted quarterly, is recorded in the Condensed Consolidated Balance Sheet with a corresponding adjustment, net of tax, to other comprehensive income. The fair value of the Swap Agreement, excluding accrued interest, as of January 28, 2007 and October 29, 2006, was a liability of approximately $1.4 million and $2.3 million, respectively. The fair value of the Swap Agreement is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet and the unrealized loss is recorded in other comprehensive income.

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

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended
	January 28, 2007	January 29, 2006
Net income	$10,453	$12,893
Foreign exchange translation loss, net of tax	(214)	—
Change in fair value of interest rate swap, net of tax	590	—

	$10,829	$12,893

Accumulated other comprehensive income consists of the following (in thousands):

	January 28, 2007	October 29, 2006
Foreign exchange translation adjustments	$(128)	$86
Unrecognized actuarial loss on pension obligation	(454)	(454)
Unrealized losses on interest rate swap	(846)	(1,436)

	$(1,428)	$(1,804)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which is effective for us on October 28, 2007, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 157.

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

NOTE 13 – CONTINGENCIES

In September 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan were filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. Through January 28, 2007, we spent $3.4 million related to this matter. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

We had a contractual indemnity from the immediate prior owner of the property where our Metal Prep Houston site is located, which we believe obligated that party to reimburse all or a portion of our response costs with respect to the remediation of the property. Suit was brought against the prior owner asserting this indemnity, and the prior owner disputed liability. In addition, we joined in the litigation other potentially responsible parties against whom we sought contribution and/or indemnification. We have entered into settlement agreements with all such parties as a result of such litigation. Under the terms of the settlement agreements, which have been finalized, we received the net amount of approximately $1.7 million from the former landowner defendants. This amount was recorded as a receivable in the fourth quarter of fiscal 2006. In addition, the parties exchanged full and final mutual releases. As the settlements have been consummated, the litigation has been dismissed.

We learned that, over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. We have incurred expenses to date of $1.4 million and at January 28, 2007, have a remaining accrual in other accrued liabilities of $0.5 million. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.4 million after determining it was probable we would be able to recover the repair costs from the related steel mill and the broker.

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

NOTE 14 – SUBSEQUENT EVENT

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

NCI BUILDING SYSTEMS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 29, 2006.

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

For the first quarter of fiscal 2007, sales in our engineered building systems segment increased 83% to $218.0 million, including an 89% increase in third party sales. While the majority of this growth in this seasonally slow quarter was related to the acquisition of Robertson-Ceco Corporation (“RCC”) in April 2006, the operating leverage generated by this growth, combined with increased efficiencies captured through integration initiatives, produced an increase in operating margin for third-party engineered buildings sales to 10% from 9% for the first quarter of fiscal 2006. We completed the first quarter with a backlog of $365 million, nearly double the backlog of $185 million at the end of the comparable prior-year quarter.

Sales in our metal components segment were $157.0 million for the first quarter of fiscal 2007, down from $174.8 million for the comparable quarter in fiscal 2006. As expected, the metal components market had an oversupply of inventory during the quarter, and we responded with commercial discipline, which we continue to believe is in our best long-term interests as the market leader, in spite of the short-term impact. The metal components operating margin on third-party sales, at 9% for the quarter compared with 14% for the first quarter of fiscal 2006, reflected the deleveraging effect of this sales reduction.

Sales for our metal coil coating segment were $59.2 million for the first quarter of fiscal 2007 versus $63.3 million for the first quarter of fiscal 2006, even though intersegment volume primarily related to RCC rose 25% for the quarter. As anticipated, third-party sales included a greater level of tolling, again related to heavy industry inventory levels. Due primarily to the base-loading impact of greater intersegment sales, the metal coil coating operating margin on third party sales increased to 28% for the latest quarter from 15% for the first quarter of fiscal 2006.

Consistent with our long-term focus on cost control and the value of a strong financial position, we have initiated an overhead expense reduction program targeting $15 million to $20 million from our fiscal 2007 selling, general and administrative expense budget. We are also reducing our capital expenditure plan for fiscal 2007 to approximately $50 million from our original budget of approximately $60 million. This latter decision reflects our determination to achieve our debt reduction goals, while maintaining stock repurchase flexibility and our commitment to the major manufacturing and engineering automation projects primarily being funded by our fiscal 2007 capital expenditures.

Business Strategy

In late 2003, we conducted a comprehensive review of our business and growth strategy, which resulted in a strategic plan that was approved by our board of directors in early 2004. Our primary goal under the strategic plan is to materially increase our market value by increasing our earnings per share over a five-year period beginning in fiscal 2004, utilizing a combination of accretive acquisitions, organic growth and information technology upgrades.

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

Further, in April 2006, we acquired 100% of the issued and outstanding stock of RCC for a purchase price of $366.6 million, excluding transaction costs. The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of seven metal building manufacturing plants. RCC operates the Robertson Building Systems, Ceco Building Systems, and Star Building Systems divisions and is a leader in the metal buildings industry. Furthermore, we have identified between $6.0 and $25.0 million in potential synergies that should enhance the accretive earnings potential from the acquisition. We believe this transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

We expect that the addition of Garco will strengthen our presence in growth markets in the northwestern United States and western Canada. In addition to an established distribution and builders network, Garco has built a well-respected brand name. We also gain an advanced manufacturing facility, which is our first in the Northwest, a highly experienced operating team and a 33 acre site suitable for future expansion.

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

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. For the fiscal three months ended January 28, 2007, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for 2007 expects a total non-residential construction growth of 4% in dollar value. Additionally, we review the American Institute of Architects survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments. Segment information is included in Note 4 of our condensed consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 28, 2007		January 29, 2006
		%		%
Sales:
Metal components	$157,021	44	$174,819	60
Engineered building systems	218,043	61	118,825	40

Metal coil coating	59,219	16	63,301	22
Intersegment sales	(74,980)	(21)	(63,693)	(22)

Total sales	$359,303	100	$293,252	100

Operating income:
Metal components	$12,086	8	$21,215	12
Engineered building systems	20,536	9	9,843	8
Metal coil coating	4,643	8	4,421	7
Corporate	(13,230)	—	(12,768)	—

Total operating income (% of sales)	$24,035	7	$22,711	8
Unallocated other expense	6,954		1,566

Income before income taxes	$17,081		$21,145

	January 28, 2007		October 29, 2006
Total assets:
Metal components	$383,570	30	$374,233	29
Engineered building systems	669,068	53	684,213	52
Metal coil coating	183,880	14	193,050	15
Corporate	35,397	3	52,747	4

Total assets	$1,271,915	100	$1,304,243	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JANUARY 28, 2007 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 29, 2006

Consolidated sales for the three months ended January 28, 2007 were $359.3 million compared with $293.3 million for the three months ended January 29, 2006. Sales were up 22.5%, or $66.0 million. Of this increase, $105.1 million was a result of the RCC acquisition, partially offset by decreased tonnage volumes in the metal components, engineered building systems and metal coil coating segments. Lower tonnage volumes in the first fiscal quarter of 2007 from our legacy operations compared with the same period in 2006 were driven by softer demand for our products due to severe winter weather in certain parts of the country.

Consolidated cost of sales increased 23.0% for the three months ended January 28, 2007 to $271.6 million compared with $220.8 million for the three months ended January 29, 2006. Gross margins were 24.4% for the three months ended January 28, 2007 compared to 24.7% for the same prior year period. The decrease in the gross margin percentage was a result of decreases in margins at the metal components and engineered building systems segments, partially offset by increased margins at the metal coil coating segment. The gross margins in the metal components and the legacy operations of our engineered building systems segments decreased due to lower sales volumes produced over a fixed cost base. The higher margins in the metal coil coating segment resulted from a change in product mix from package sales of coated steel products to tolling revenue for coating services.

Metal components sales decreased $17.8 million, to $157.0 million, in the three months ended January 28, 2007 compared to $174.8 million in the prior year’s period. Sales were down primarily due to a 20.3% decrease in external tons shipped. Sales to third parties for the three months ended January 28, 2007 decreased $19.6 million to $134.2 million from $153.8 million in prior year’s quarter. This decrease was partially offset by a $1.8 million increase in intersegment sales. Metal components accounted for 43.7% of total consolidated sales in the three months ended January 28, 2007 compared to 59.6% in the three months ended January 29, 2006.

Operating income of the metal components segment decreased 43.0% in the three months ended January 28, 2007, to $12.1 million, compared to $21.2 million in the same prior year period. This $9.1 million decrease resulted from a $10.2 million decrease in gross profit partially offset by a $1.1 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to decreases in bad debt expense and general liability self-insurance costs.

Engineered building systems sales increased $99.2 million to $218.0 million in the three months ended January 28, 2007 compared to $118.8 million in the prior year’s period. Of this increase, $105.1 million was attributable to the RCC acquisition, partially offset by a 17.4% decrease in external tons shipped from our legacy operations. Sales to third parties for the three months ended January 28, 2007 increased $98.2 million to $208.7 million from $110.4 million in the prior year’s period. The remaining $1.0 million represents an increase in intersegment sales for the three months ended January 28, 2007. Engineered building systems accounted for 60.7% of total consolidated sales in the three months ended January 28, 2007 compared to 40.5% in the three months ended January 29, 2006.

Operating income of the engineered building systems segment increased 108.6% in the three months ended January 28, 2007 to $20.5 million, compared to $9.8 million in the prior year’s period. This $10.7 million increase resulted from a $25.1 million increase in gross profit offset by a $14.4 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $26.1 million of the increased gross profit and $15.2 million of the increased selling and administrative costs. In addition, wages and commissions increased $0.8 million which was offset by decreases of $0.6 million in incentive compensation costs, $0.7 million in general liability self-insurance costs and $0.3 million in other costs in the first quarter of 2007 compared with the first quarter of 2006.

Metal coil coating sales decreased $4.1 million to $59.2 million in the three months ended January 28, 2007 from $63.3 million in the prior year’s period. Sales to third parties for the three months ended January 28, 2007 decreased $12.6 million to $16.4 million from $29.1 million in the prior year’s period partially as a result of a mix shift from package sales of coated steel products to tolling revenue for coating services. This decrease is partially offset by an $8.5 million increase in intersegment sales for the three months ended January 28, 2007 compared with prior year’s period. Metal coil coating accounted for 16.5% of total consolidated sales in the three months ended January 28, 2007 compared to 21.6% in the three months ended January 29, 2006.

Operating income of the metal coil coating segment increased by 5.0%, to $4.6 million, compared to $4.4 million in the prior year’s period primarily due to increased gross margins. As a percentage of segment sales, operating income in the three months ended January 28, 2007 was 7.8%, compared to 7.0% in the three months ended January 29, 2006.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $63.6 million in the three months ended January 28, 2007 compared to $49.7 million in the prior year’s period. Of this $13.9 million increase, $15.2 million resulted from the inclusion of RCC in the three months ended January 28, 2007 but not in the comparable period of the prior year. This increase was partially offset by lower general liability self-insurance costs of $1.3 million, bad debt expense of $1.1 million and incentive compensation costs of $1.0 million. As a percentage of sales, selling, general and administrative expenses were 17.7% for the three months ended January 28, 2007 as compared to 16.9% for the three months ended January 29, 2006.

Consolidated interest expense for the three months ended January 28, 2007 increased by 74.6%, to $7.3 million compared to $4.2 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and increases in interest rates on variable rate borrowings under our senior secured credit facility. In addition, at January 28, 2007, we had $20.0 million outstanding on the revolving credit facility as compared to no amounts outstanding during the same period in fiscal 2006.

Consolidated provision for income taxes for the three months ended January 28, 2007 decreased 19.7%, to $6.6 million compared to $8.3 million for the prior year’s period. The decrease was primarily due to a $4.1 million decrease in pre-tax earnings.

Diluted earnings per share for the three months ended January 28, 2007 decreased 21.0%, to $0.49 per diluted share compared to $0.62 per diluted share for the prior fiscal period. The decrease was primarily due to a $2.4 million decrease in net income resulting from the factors described above and an increase in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. The number of shares assumed to be converted and outstanding, as if the holders of our Notes had converted the Notes at the average share price during the quarter, increased the assumed shares outstanding by 1.2 million shares in the first quarter of fiscal 2007 compared to 0.4 million shares in the first quarter of fiscal 2006. During the second quarter of 2006, the Notes became convertible and have been since then included in the diluted earnings per share calculation because our stock trading price had exceeded the $40.14 conversion threshold for the required period.

LIQUIDITY AND CAPITAL RESOURCES

General

On January 28, 2007 we had working capital of $160.6 million compared to $132.1 million at the end of fiscal 2006, a $28.5 million increase. Our cash and cash equivalents decreased $14.3 million to $10.7 million compared to $25.0 million at October 29, 2006. The decrease in the fiscal three months ended January 28, 2007 primarily resulted from $23.1 million of cash used in operating activities, $10.5 million of cash used in investing activities and a $0.3 million effect of exchange rate changes, partially offset by cash provided by financing activities of $19.6 million due to the borrowings on the revolving line of credit. The cash used in operating activities was negatively impacted by a $64.0 million decrease in current liabilities, partially offset by a $20.7 million decrease in current assets from the end of fiscal 2006. The decrease in current liabilities is related to the decrease in accounts payable and other current liabilities. The decrease in current assets is related to decreases in accounts receivable, partially offset by an increase in inventory. The cash used in investing activities was primarily related to $11.0 million used for capital expenditures primarily related to an equipment lease buyout, computer equipment and land.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash position of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At January 28, 2007, letters of credit totaling approximately $15.9 million were outstanding under the revolving loan facility in addition to $20.0 million of borrowings under the revolving loan facility and $315.0 million was outstanding under the term loan. At October 29, 2006, there were letters of credit totaling approximately $15.9 million outstanding on the revolving credit facility and $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the second quarter of fiscal 2007.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At January 28, 2007, our interest coverage, leverage, and senior debt ratios were 7.01, 2.78 and 1.83, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

At January 28, 2007 and October 29, 2006, we had approximately $109.1 million in unused borrowing capacity (net of letters of credit outstanding of approximately $15.9 million) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates. The interest rate swap agreement resulted in less than $0.1 million additional interest expense during the first quarter of fiscal 2007.

Notes. In November 2004, we completed an offering of the $180.0 million aggregate principle amount of Notes with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At January 28, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2006; therefore, our Notes may be converted by the holders, at their option.

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

We expect that, for the foreseeable future, cash generated from operations, sales of assets no longer needed for efficient operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund our revised planned capital expenditures of approximately $39 million for the remainder of fiscal 2007 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness along with our goal to pay down a significant portion of our debt during fiscal 2007.

We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, the $315.0 million remaining installment on our term loan by its maturity date in June 2010, or the $180.0 million convertible senior subordinated notes upon conversion or maturity, we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.5 million, comprised of $14.5 million in cash and $2.0 million in common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 28, 2007, we were not involved in any unconsolidated SPE transactions.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 159.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158,

which is effective for us on October 28, 2007, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 157.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material pricing;

•	financial condition of our raw material suppliers;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry; and

•	other risks detailed under the caption “Risk Factors” in this report and in our Annual Report on Form 10-K as filed with the SEC.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 28, 2007, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions. In fiscal 2006, steel prices increased due to the consolidation of steel mills. Overall, our weighted average cost of steel increased 9.3% in first fiscal quarter of 2007 compared with the first fiscal quarter of 2006. In fiscal 2007, we believe steel prices will increase to a level modestly higher than that of fiscal 2006 based on expected increased demand for nonresidential construction materials and dynamics of the world steel market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under Federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the first three months of fiscal 2007, we purchased over 10% of our steel requirements from each of Mittal Steel USA, Nucor and SK Global, or approximately 52% in the aggregate. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $2.0 million for the three months ended January 28, 2007, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 28, 2007, we had $315.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. Our objective in maintaining a portion of our borrowings at a variable rate is the flexibility obtained regarding early repayment without penalties and we anticipate lower overall cost as compared to fixed-rate borrowings.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 10 to the Condensed Consolidated Financial Statements, we have effectively converted $160 million of our $400 million Term Loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”).

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gain (loss) included in other comprehensive income for the three months ended January 28, 2007 was ($214,000). There was no foreign currency exchange adjustment for the three months ended January 29, 2006 as we did not have Canadian operations during that time.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months ended January 28, 2007 and January 29, 2006 were $(140,000) and $28,000 respectively.

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

During the first quarter of fiscal 2007, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

In September 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We believe these legal proceedings will not have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the Voluntary Cleanup Program. Our Affected Property Assessment Report (“APAR”) and proposed remediation action plan were filed with and approved by the TCEQ. We began implementation of our remedial action plan in the second quarter of fiscal 2006. During the excavation process, we discovered buried drums containing contaminated materials that required remediation. As a result of the buried drums, we incurred significant additional costs associated with excavation, transportation, testing, analysis and disposal. The excavation and transportation of the contaminated materials to an approved offsite location was completed in July 2006. Through January 28, 2007, we spent $3.4 million related to this matter. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

We had a contractual indemnity from the immediate prior owner of the property where our Metal Prep Houston site is located, which we believe obligated that party to reimburse all or a portion of our response costs with respect to the remediation of the property. Suit was brought against the prior owner asserting this indemnity, and the prior owner disputed liability. In addition, we joined in the litigation other potentially responsible parties against whom we sought contribution and/or indemnification. We have entered into settlement agreements with all such parties as a result of such litigation. Under the terms of the settlement agreements, which have been finalized, we received the net amount of approximately $1.7 million from the former landowner defendants. This amount was recorded as a receivable in the fourth quarter of fiscal 2006. In addition, the parties exchanged full and final mutual releases. As the settlements have been consummated, the litigation has been dismissed.

We learned that, over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period that will require some level of repairs. We have incurred expenses to date of $1.4 million and at January 28, 2007, have a remaining accrual in other accrued liabilities of $0.5 million. The ultimate repair cost may change, and is dependent on variables that will be determined through on-site inspections of each building. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. During the fourth quarter of fiscal 2006, we recorded a receivable of $1.4 million after determining it was probable we would be able to recover the repair costs from the related steel mill and the broker.

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

Refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed with the Securities and Exchange Commission (the “SEC”). There have been no material changes in risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the first quarter of fiscal 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 30, 2006 to November 26, 2006	1,027	(2)	$60.88	—	403,992
November 27, 2006 to December 24, 2006	12,881	(2)	$52.96	—	403,992

December 25, 2006 to January 28, 2007	—		—	—	403,992

Total	13,908		$53.55	—	403,992

(1)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our stock option and 401(k) profit sharing plans. During the first three months of fiscal 2007, we did not repurchase any shares of our common stock. At January 28, 2007, there were 0.4 million shares remaining authorized for repurchase under the program. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program.

(2)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 5, 2007	By:	/s/ Frances Hawes
Frances Hawes
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Amended and Restated By-Laws, as amended through December 7, 2006 (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

10.1	NCI Building Systems, Inc. Bonus Program (As Amended as of December 7, 2006) (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)

10.2	Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

10.3	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

10.4	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

10.5	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith