Form 10-Q
period 2007-04-29
NCI BUILDING SYSTEMS INC
filed 2007-06-04
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 29, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value—20,017,585 shares as of May 29, 2007

Part I - Financial Information

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 29, 2007	October 29, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$4,947	$25,038
Accounts receivable, net	134,975	163,814
Inventories, net	191,287	160,208
Deferred income taxes	23,668	22,864
Prepaid expenses and other	15,269	11,054

Total current assets	370,146	382,978

Property, plant and equipment, net	264,936	252,580

Goodwill	616,354	614,461
Intangible assets, net	44,457	41,647
Other assets	12,462	12,577

Total assets	$1,308,355	$1,304,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$940	$947
Accounts payable	98,032	116,028
Accrued compensation and benefits	37,981	53,024
Accrued interest	2,768	3,095
Other accrued expenses	59,393	77,818

Total current liabilities	199,114	250,912

Long-term debt	540,570	497,037
Deferred income taxes	51,322	52,168
Other long-term liabilities	5,471	5,717

Total long-term liabilities	597,363	554,922

Stockholders’ equity:
Common stock	219	218
Additional paid-in capital	182,256	175,121
Retained earnings	420,089	403,125
Accumulated other comprehensive loss	(1,672)	(1,804)
Treasury stock, at cost	(89,014)	(78,251)

Total stockholders’ equity	511,878	498,409

Total liabilities and stockholders’ equity	$1,308,355	$1,304,243

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	April 29, 2007	April 30, 2006
Sales	$367,727	$329,362
Cost of sales	282,337	253,812

Gross profit	85,390	75,550
Selling, general and administrative expenses	68,100	53,689

Income from operations	17,290	21,861
Interest income	115	1,822
Interest expense	(7,420)	(5,425)
Other income, net	835	107

Income before income taxes	10,820	18,365
Provision for income taxes	4,309	7,186

Net income	$6,511	$11,179

Earnings per share:
Basic	$0.33	$0.55

Diluted	$0.31	$0.51

Weighted average shares outstanding:
Basic	19,628	20,179
Diluted	20,962	21,892

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Six Months Ended
	April 29, 2007	April 30, 2006
Sales	$727,030	$622,614
Cost of sales	553,956	474,655

Gross profit	173,074	147,959
Selling, general and administrative expenses	131,749	103,387

Income from operations	41,325	44,572
Interest income	239	4,007
Interest expense	(14,712)	(9,601)
Other income, net	1,049	532

Income before income taxes	27,901	39,510
Provision for income taxes	10,937	15,438

Net income	$16,964	$24,072

Earnings per share:
Basic	$0.86	$1.20

Diluted	$0.80	$1.13

Weighted average shares outstanding:
Basic	19,663	20,086
Diluted	21,091	21,342

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	April 29, 2007	April 30, 2006
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(13,700)	$9,799

Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,829)	(365,877)
Capital expenditures	(22,350)	(9,632)
Other, net	570	(1,187)

Net cash used in investing activities	(40,609)	(376,696)

Cash flows from financing activities:
Payments on revolving line of credit	(42,000)	—
Borrowings on revolving line of credit	86,000	—
Issuance of long-term debt	—	200,000
Payments on long-term debt	(474)	(1,004)
Payment of financing costs	—	(519)
Proceeds from stock options exercised	940	5,279
Excess tax benefits from share-based compensation arrangements	546	3,164
Purchase of treasury stock	(10,763)	(970)

Net cash provided by financing activities	34,249	205,950
Effect of exchange rate changes on cash and cash equivalents	(31)	—

Net (decrease) increase in cash and cash equivalents	(20,091)	(160,947)
Cash and cash equivalents at beginning of period	25,038	200,716

Cash and cash equivalents at end of period	$4,947	$39,769

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 29, 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal six month periods ended April 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2007. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

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

NOTE 2 - ACQUISITIONS

On January 31, 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is now a division of our Company and the results of Garco’s operations from January 31, 2007 are included in our condensed consolidated financial statements. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.0 million, comprised of $14.5 million in cash and $1.5 million in restricted common stock (35,448 shares). In addition, we finalized, paid and recorded a working capital adjustment of $0.6 million and incurred estimated transaction costs of $0.2 million. At the date of purchase, there was no excess of cost over fair value of the acquired assets. We are in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price is subject to adjustment. As a result of the preliminary valuation work, we recorded $5.3 million in intangible assets which includes $2.4 million in customer relationships. The $1.5 million in restricted NCI common stock relates to 5-year non-compete agreements with certain of the sellers of Garco. We will expense the fair value of the restricted stock ratably over the terms of the agreements. In addition, we recorded $6.0 million in property, plant and equipment and $5.4 million in working capital. Garco’s results of operations are included in the engineered building systems segment. This acquisition was not material to the financial statements as a whole, and accordingly, pro forma information has not been provided.

On April 7, 2006, we closed our acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now a wholly owned subsidiary and the results of RCC’s operations from April 7, 2006 are included in our condensed consolidated financial statements. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction resulted in goodwill of $277.3 million as it has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

The aggregate consideration paid for the RCC acquisition was as follows (in thousands):

Cash consideration	$371,014
Transaction costs	5,128

$376,142

The purchase price was subject to a post-closing adjustment based on net working capital, as defined in the stock purchase agreement, of RCC at the closing date. This adjustment was finalized in March 2007 and resulted in an additional purchase price of $4.5 million.

Upon acquisition of RCC, we began to assess RCC’s manufacturing operations in Ontario, Canada and formulate a plan to exit these activities. In the second quarter of fiscal 2007, we finalized our RCC integration plans to shut-down, exit and dispose of this manufacturing facility. Our plan calls for the sales, marketing, engineering, drafting and customer service capabilities in Ontario to continue, but in accordance with our plan, manufacturing activities have ceased and the manufacturing facility is being sold. The liquidation plans call for a small portion of the manufacturing equipment to be transferred to existing manufacturing facilities and the remainder, including the real estate and buildings, to be sold to third parties. We have established a reserve of $1.2 million for certain severance and exit costs relating to the closure of this manufacturing facility, which has been recognized as a liability at the date of acquisition and is included in other accrued expenses in the condensed consolidated balance sheet at April 29, 2007. Accrued severance costs related to the terminated employees will be paid in the third and fourth quarters of fiscal 2007. Additionally, the preliminary carrying value of the plant and equipment in Ontario has been reduced by $2.5 million to reflect its estimated fair market value upon disposition. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to increase goodwill by $2.8 million, net of tax effects.

NOTE 3 - INVENTORIES

The components of inventory are as follows (in thousands):

	April 29, 2007	October 29, 2006
Raw materials	$135,884	$121,024
Work in process and finished goods	55,403	39,184

	$191,287	$160,208

NOTE 4 - BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal six months ended April 29, 2007, steel represented approximately 72% of our cost of goods sold. We are not dependent on any single source for our supply of steel, but approximately 40% of our steel purchases came from our two largest suppliers.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Total sales:
Metal components	$161,096	$174,078	$318,117	$348,897
Engineered building systems	218,264	154,489	436,307	273,314
Metal coil coating	63,844	61,055	123,063	124,356
Intersegment sales	(75,477)	(60,260)	(150,457)	(123,953)

Total sales	$367,727	$329,362	$727,030	$622,614

External sales:
Metal components	$137,720	$151,586	$271,903	$305,336
Engineered building systems	209,182	144,929	417,871	255,370
Metal coil coating	20,825	32,847	37,256	61,908

Total sales	$367,727	$329,362	$727,030	$622,614

Operating income:
Metal components	$9,122	$18,325	$21,208	$39,540
Engineered building systems	15,507	10,147	36,043	19,990
Metal coil coating	5,761	5,565	10,404	9,986
Corporate	(13,100)	(12,176)	(26,330)	(24,944)

Total operating income	$17,290	$21,861	$41,325	$44,572
Unallocated other expense	6,470	3,496	13,424	5,062

Income before income taxes	$10,820	$18,365	$27,901	$39,510

			April 29, 2007	October 29, 2006
Total assets:
Metal components			$372,509	$374,233
Engineered building systems			706,802	684,213
Metal coil coating			195,354	193,050
Corporate			33,690	52,747

Total assets			$1,308,355	$1,304,243

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NOTE 5 - SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of April 29, 2007 and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During six months ended April 29, 2007, we granted 150,972 shares of restricted stock awards with a fair value of $8.1 million. The restricted stock awards granted during the three months ended April 29, 2007 were insignificant. The total pre-tax share-based compensation cost that has been recognized in results of operations was $2.3 million and $2.1 million for the three months ended April 29, 2007 and April 30, 2006, respectively, and $4.1 million and $4.0 million for the six months ended April 29, 2007 and April 30, 2006, respectively. Of these amounts, $2.1 million and $1.8 million for the three months ended April 29, 2007 and April 30, 2006, respectively, and $3.7 million and $3.5 million for the six months ended April 29, 2007 and April 30, 2006, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. As of April 29, 2007 and October 29, 2006, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.9 million and $0.8 million for the three months ended April 29, 2007 and April 30, 2006, respectively, and $1.6 million and $1.5 million for the six months ended April 29, 2007 and April 30, 2006, respectively. As of April 29, 2007 and April 30, 2006, there was approximately $18.6 million and $18.4 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.3 years and 4.7 years, respectively.

Cash received from option exercises was $0.9 million and $5.3 million during the first six months of fiscal 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.4 million and $2.0 million for the first six months of fiscal 2007 and 2006, respectively.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Numerator for Basic and Diluted Earnings Per Share
Net income	$6,511	$11,179	$16,964	$24,072
Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,628	20,179	19,663	20,086
Common stock equivalents:
Employee stock options	234	286	241	256
Unvested restricted stock awards	93	96	83	82
Convertible Notes	1,007	1,331	1,104	918

Adjusted weighted average shares and assumed conversions for diluted earnings per share assuming dilution	20,962	21,892	21,091	21,342

Earnings per share:
Basic	$0.33	$0.55	$0.86	$1.20

Diluted	$0.31	$0.51	$0.80	$1.13

During the fiscal three and six months ended April 29, 2007, our average stock price traded above the initial conversion price (approximately $40.14) of our Notes (see Note 9). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the three and six months ended April 29, 2007.

NOTE 7 - WARRANTY

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

The following table represents our rollforward of accrued warranty and deferred warranty revenue activity for the six months ended April 29, 2007 (in thousands):

Beginning balance at October 29, 2006	$14,863
Warranties issued	1,009
Revenue recognized	(465)
Other	(150)

Ending balance at April 29, 2007	$15,257

NOTE 8 - EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan – On October 23, 2006, our board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”). The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement and allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of April 29, 2007, the liability balance of the Deferred Compensation Plan is not significant and we have not made any discretionary contributions to the Deferred Compensation Plan.

The Deferred Compensation Plan became effective for compensation beginning in calendar 2007. Our board of directors also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are not significant at April 29, 2007.

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

The following table sets forth the components of the net periodic benefit cost (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Interest cost	$723	$188	$1,446	$188
Expected return on assets	(897)	(233)	(1,794)	(233)

Net periodic benefit cost	$(174)	$(45)	$(348)	$(45)

There were no material contributions to the RCC Benefit Plan during the three months and six months ended April 29, 2007. We expect to contribute between $1.6 million and $2.0 million to the RCC Benefit Plan in fiscal 2007. During the three months and six months ended April 30, 2006, we contributed $1.0 million to the RCC Benefit Plan.

NOTE 9 - LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	April 29, 2007	October 29, 2006
$125 Million Revolving Credit Facility – final maturity June 2009	$44,000	$—
$400 Million Term Loan, due June 2010	315,000	315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	2,490	2,950
Capital lease commitments	20	34

	541,510	497,984
Current portion of long-term debt	(940)	(947)

Total long-term debt	$540,570	$497,037

The scheduled maturity of our debt is as follows (in thousands):

April 30, 2007 to October 28, 2007	$473
2008	927
2009	44,920
2010	315,190
2011 and thereafter	180,000

$541,510

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing on June 18, 2010. At April 29, 2007, $44.0 million was outstanding under the revolving credit facility in addition to letters of credit totaling approximately $15.7 million. At October 29, 2006, there was no balance outstanding under the revolving credit facility and letters of credit totaling approximately $15.9 million outstanding on the revolving credit facility.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. As of April 29, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended September 30, 2006, but our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2007. Therefore, our Notes may no longer be converted by the holders, at their option, after March 31, 2007. See Note 6 for further information.

NOTE 10 - INTEREST RATE SWAP

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

We designated our Swap Agreement as a cash flow hedge, as defined by SFAS 133. In addition, the Swap Agreement qualifies for the “shortcut” method of accounting for hedges, as defined by SFAS 133. Under the “shortcut” method, the hedges are assumed to be perfectly effective and, thus, there is no ineffectiveness to be recorded in earnings. The fair value of the Swap Agreement, which is adjusted quarterly, is recorded in the Condensed Consolidated Balance Sheet with a corresponding adjustment, net of tax, to other comprehensive income. The fair value of the Swap Agreement, excluding accrued interest, as of April 29, 2007 and October 29, 2006, was a liability of approximately $2.1 million and $2.3 million, respectively. The fair value of the Swap Agreement is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet and the unrealized loss is recorded in other comprehensive income.

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

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Net income	$6,511	$11,179	$16,964	$24,072
Foreign exchange translation loss, net of tax	194	—	(20)	—
Change in fair value of interest rate swap, net of tax	(437)	—	153	—

	$6,268	$11,179	$17,097	$24,072

Accumulated other comprehensive income consists of the following (in thousands):

	April 29, 2007	October 29, 2006
Foreign exchange translation adjustments	$66	$86
Unrecognized actuarial loss on pension obligation	(454)	(454)
Unrealized losses on interest rate swap	(1,284)	(1,436)

	$(1,672)	$(1,804)

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which is effective for us on October 28, 2007, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are currently evaluating the impact of adopting FIN 48.

NOTE 13 - CONTINGENCIES

In September 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleges that it made preferential payments to our subsidiaries of approximately $7.7 million. We have denied the allegations in the Bethlehem lawsuit and are vigorously defending against this claim. We do not believe these legal proceedings will have a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We began implementation of our remedial action plan in the second quarter of fiscal 2006 and completed excavation and transportation of the contaminated materials to an approved offsite location in July 2006. Through April 29, 2007, we spent $3.4 million related to this matter. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

Over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We have identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, that will require some level of repairs. Beginning in June 2006, we implemented our plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. We have substantially completed our inspections. We have incurred expenses through April 29, 2007 of $1.5 million and at April 29, 2007, have a remaining accrual in other accrued liabilities of $0.3 million. During the first quarter of fiscal 2007, we received $0.7 million in settlement from the related steel mill and the broker.

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Concentrations in excess of applicable residential assessment levels have not been identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. Upon completion of further testing in the third quarter of fiscal 2007, we will prepare and submit a proposed remedial action plan to TCEQ. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the third and fourth quarter of fiscal 2007. Based on facts currently available, management does not know what the financial impact will be on our consolidated financial position or results of operations.

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

OVERVIEW

NCI Building Systems, Inc. (the “Company,” “we” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the non-residential construction industry. We design, engineer, manufacture and market metal components and engineered building systems and provide metal coil coating services primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

Third-party sales in our metal components segment for the second quarter were $137.7 million, a 9% decline from the second quarter of fiscal 2006. With the deleveraging impact of lower sales on a high-fixed cost manufacturing operation, operating income declined 50% in the second quarter of fiscal 2007 compared with the second quarter of fiscal 2006. Operating income for the metal components segment was 6% of third-party sales for the latest quarter compared with 11% for the second quarter of fiscal 2006.

Third-party sales for our engineered buildings segment increased 44% for the second quarter of fiscal 2007 to $209.2 million, while operating income increased 53%. Operating margins for the first half of fiscal 2007 increased to 9% of sales from 8% in the first half of fiscal 2006. We continued to benefit during the second quarter from efficiencies related to the integration of RCC into our operations, especially in procurement and coil painting. We also continued our investment in more fully leveraging the RCC acquisition through the migration of RCC’s engineering systems to NCI and through our work to bring our facilities up to RCC’s level of automation.

The growth in our engineered building systems segment sales again had a significant positive impact of the results of our metal coil coating segment for the second quarter, as we now paint all of recently acquired RCC’s coil requirements. As a result, intersegment metal coil coating sales rose 53% to $43.0 million for the quarter, more than offsetting a 37% decline in third-party sales to $20.8 million. The decline in third-party sales continued to reflect higher levels of tolling revenue than the second quarter of fiscal 2006, which was related to the inventory oversupply in the market place. Due to the substantial base-loading provided by our intersegment sales, tolling enhanced our operating leverage, contributing to an increase in our metal coil coating segment operating margin on third-party sales to 28% for the second quarter of fiscal 2007 from 17% for the second quarter of fiscal 2006.

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

In the second quarter of 2007, we finalized our RCC integration plans to shut-down, exit and dispose of the manufacturing facility in Ontario, Canada. Management’s plan calls for the sales, marketing, engineering, drafting and customer service capabilities in Ontario to continue, but in accordance with management’s plan, manufacturing activities have ceased and the manufacturing facility is being sold.

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.0 million, comprised of $14.5 million in cash and $1.5 million in restricted common stock.

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

Information Technology. An important component of our growth strategy is the development of an Enterprise Resources Platform (“ERP”), engineering systems and web-based order entry systems. We have selected Oracle 11i as our ERP system, and have completed its installation in our metal coil coating business. We are continuing to implement Oracle 11i in our other business units and corporate functions, and we expect to complete the installation by 2010.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the prices and supply of steel, which is the principal raw material used in our products. For the fiscal six months ended April 29, 2007, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

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

Products of all business segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 29, 2007		April 30, 2006		April 29, 2007		April 30, 2006
		%		%		%		%
Sales:
Metal components	$161,096	44	$174,078	53	$318,117	44	$348,897	56
Engineered building systems	218,264	59	154,489	46	436,307	60	273,314	44
Metal coil coating	63,844	17	61,055	19	123,063	17	124,356	20
Intersegment sales	(75,477)	(20)	(60,260)	(18)	(150,457)	(21)	(123,953)	(20)

Total sales	$367,727	100	$329,362	100	$727,030	100	$622,614	100

Operating income:
Metal components	$9,122	6	$18,325	11	$21,208	7	$39,540	11
Engineered building systems	15,507	7	10,147	7	36,043	8	19,990	7
Metal coil coating	5,761	9	5,565	9	10,404	8	9,986	8
Corporate	(13,100)	—	(12,176)	—	(26,330)	—	(24,944)	—

Total operating income (% of sales)	$17,290	5	$21,861	7	$41,325	6	$44,572	7
Unallocated other expense	6,470		3,496		13,424		5,062

Income before income taxes	$10,820		$18,365		$27,901		$39,510

					April 29, 2007		October 29, 2006
Total assets:						%		%
Metal components					$372,509	28	$374,233	29
Engineered building systems					706,802	54	684,213	52
Metal coil coating					195,354	15	193,050	15
Corporate					33,690	3	52,747	4

Total assets					$1,308,355	100	$1,304,243	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED APRIL 29, 2007 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 30, 2006

Consolidated sales for the three months ended April 29, 2007 were $367.7 million compared with $329.4 million for the three months ended April 30, 2006. Sales were up 11.6%, or $38.4 million. Of this increase, $65.3 million and $7.7 million were the result of the RCC and Garco acquisitions, respectively, partially offset by decreased tonnage volumes in the metal components segment. Lower tonnage volumes in the metal components segment in the second fiscal quarter of 2007 compared with the same period in 2006 were driven by softer demand for our products and unfavorable weather conditions in certain parts of the country.

Consolidated cost of sales increased 11.2% for the three months ended April 29, 2007 to $282.3 million compared with $253.8 million for the three months ended April 30, 2006. Gross margins were 23.2% for the three months ended April 29, 2007 compared to 22.9% for the same prior year period. The increase in the gross margin percentage was a result of increases in margins at the engineered building systems and metal coil coating segments, partially offset by decreased margins at the metal components segment. The gross margins in the metal components segment decreased due to weak industry demand and significant price competition related to excess inventory levels. The gross margins in our engineered building systems segment were higher due to a $15.2 million and $2.1 million increase as a result of the RCC and Garco acquisitions, respectively, and higher material costs which we effectively passed on to customers. The higher margins at the metal coil coating segment resulted from increased intersegment sales volume and a change in product mix from package sales of coated steel products to tolling revenue for coating services.

Metal components sales decreased $13.0 million, to $161.1 million, in the three months ended April 29, 2007 compared to $174.1 million in the prior year’s period. Sales were down primarily due to a 9.2% decrease in external tons shipped. Sales to third parties for the three months ended April 29, 2007 decreased $13.9 million to $137.7 million from $151.6 million in prior year’s quarter. This decrease was partially offset by a $0.9 million increase in intersegment sales. Metal components accounted for 43.8% of total consolidated sales in the three months ended April 29, 2007 compared to 52.9% in the three months ended April 30, 2006.

Operating income of the metal components segment decreased 50.2% in the three months ended April 29, 2007, to $9.1 million, compared to $18.3 million in the same prior year period. This $9.2 million decrease resulted from a $10.1 million decrease in gross profit partially offset by a $0.9 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to decreases of $0.6 million in marketing and advertising costs and $0.4 million in incentive compensation costs.

Engineered building systems sales increased $63.8 million to $218.3 million in the three months ended April 29, 2007 compared to $154.5 million in the prior year’s period. Of this increase, $65.3 million was attributable to the RCC acquisition, partially offset by a decrease in volume shipped. Sales to third parties for the three months ended April 29, 2007 increased $64.3 million to $209.2 million from $144.9 million in the prior year’s period. This increase was partially offset by a $0.5 million decrease in intersegment sales for the three months ended April 29, 2007. Engineered building systems accounted for 59.4% of total consolidated sales in the three months ended April 29, 2007 compared to 46.9% in the three months ended April 30, 2006.

Operating income of the engineered building systems segment increased 52.8% in the three months ended April 29, 2007 to $15.5 million, compared to $10.1 million in the prior year’s period. This $5.4 million increase resulted from a $19.6 million increase in gross profit offset by a $14.2 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $15.2 million of the increased gross profit and $11.3 million of the increased selling and administrative costs. The recent Garco acquisition accounted for $2.1 million of the increased gross profit and $1.6 million of the increased selling and administrative costs. In addition, general liability self-insurance costs increased $0.5 million and incentive compensation costs increased $0.3 million in the second quarter of 2007 compared with the second quarter of 2006.

Metal coil coating sales increased $2.8 million to $63.8 million in the three months ended April 29, 2007 from $61.1 million in the prior year’s period. Sales to third parties for the three months ended April 29, 2007 decreased $12.0 million to $20.8 million from $32.8 million in the prior year’s period partially as a result of a mix shift from package sales of coated steel products to tolling revenue for coating services. This decrease was partially offset by a $14.8 million increase in intersegment sales for the three months ended April 29, 2007 compared with prior year’s period. Metal coil coating accounted for 17.4% of total consolidated sales in the three months ended April 29, 2007 compared to 18.5% in the three months ended April 30, 2006.

Operating income of the metal coil coating segment increased by 3.5%, to $5.8 million, compared to $5.6 million in the prior year’s period primarily due to increased gross margins. As a percentage of total segment sales, operating income in the three months ended April 29, 2007 was 9.0%, compared to 9.1% in the three months ended April 30, 2006.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $68.1 million in the three months ended April 29, 2007 compared to $53.7 million in the prior year’s period. Of this $14.4 million increase, $11.3 million and $1.6 million resulted from the inclusion of RCC and Garco, respectively, in the three months ended April 29, 2007 but not in the comparable period of the prior year. In addition, we experienced increases in general liability self-insurance costs of $1.6 million, consulting and professional costs of $0.8 million and provision for state and local taxes of $0.7 million. As a percentage of sales, selling, general and administrative expenses were 18.5% for the three months ended April 29, 2007 as compared to 16.3% for the three months ended April 30, 2006.

Consolidated interest expense for the three months ended April 29, 2007 increased by 36.8%, to $7.4 million compared to $5.4 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and increases in interest rates on variable rate borrowings under our senior secured credit facility. In addition, at April 29, 2007, we had $44.0 million outstanding on the revolving credit facility as compared to no amounts outstanding during the same period in fiscal 2006.

Consolidated provision for income taxes for the three months ended April 29, 2007 decreased 40.0%, to $4.3 million compared to $7.2 million for the prior year’s period. The decrease was primarily due to a $7.5 million decrease in pre-tax earnings, partially offset by an increase in the effective tax rate from 39.1% for the three months ended April 30, 2006 to 39.8% for the three months ended April 29, 2007.

Diluted earnings per share for the three months ended April 29, 2007 decreased 39.2%, to $0.31 per diluted share compared to $0.51 per diluted share for the prior fiscal period. The decrease was primarily due to a $4.7 million decrease in net income resulting from the factors described above, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation.

FISCAL SIX MONTHS ENDED APRIL 29, 2007 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 30, 2006

Consolidated sales for the six months ended April 29, 2007 were $727.0 million compared with $622.6 million for the six months ended April 30, 2006. Sales were up 16.8%, or $104.4 million. Of this increase, $170.4 million and $7.7 million was a result of the RCC and Garco acquisitions, respectively, partially offset from decreased tonnage volumes in metal components segment. Lower tonnage volumes in the metal components segment in the first six months of 2007 compared with the same period in 2006 were driven by softer demand for our products and unfavorable weather conditions in certain parts of the country.

Consolidated cost of sales increased 16.7% for the six months ended April 29, 2007 to $554.0 million compared with $474.7 million for the six months ended April 30, 2006. Gross margins were 23.8% for both the six months ended April 29, 2007 and the six months ended April 30, 2006. The gross margins in our engineered building systems segment were higher due to a $41.3 million and $2.1 million increase as a result of the RCC and Garco acquisitions, respectively, and higher material costs which we effectively passed on to customers. The lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not entirely passed on to customers and lower sales volumes produced over a fixed cost base. The metal coil coating margins were slightly higher due to a change in product mix from package sales of coated steel products to tolling revenue for coating services and increased intersegment sales volume.

Metal components sales decreased $30.8 million, to $318.1 million, in the six months ended April 29, 2007 compared to $348.9 million in the prior year’s period. Sales were down primarily due to a 14.8% decrease in tons shipped. Sales to third parties for the six months ended April 29, 2007 decreased $33.4 million to $271.9 million from $305.3 million in prior year’s period. This decrease was partially offset by a $2.7 million increase in intersegment sales. Metal components accounted for 43.8% of total consolidated sales in the six months ended April 29, 2007 compared to 56.0% in the six months ended April 30, 2006.

Operating income of the metal components segment decreased 46.4% in the six months ended April 29, 2007, to $21.2 million compared to $39.5 million in the same period of the prior year. This $18.3 million decrease resulted primarily from a $20.3 million decrease in gross profit partially offset by a $2.0 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily due to decreases of $0.6 million in marketing and advertising costs, $0.6 million in incentive compensation costs and $0.4 million in bad debt costs.

Engineered building systems sales increased $163.0 million to $436.3 million in the six months ended April 29, 2007 compared to $273.3 million in the prior year’s period. Of the increase, $170.4 million was attributable to the RCC acquisition, partially offset by a decrease in volume shipped. Sales to third parties for the six months ended April 29, 2007 increased $162.5 million to $417.9 million from $255.4 million in the prior year’s period. The remaining $0.5 million represents an increase in intersegment sales for the six months ended April 29, 2007. Engineered building systems accounted for 60.0% of total consolidated sales in the six months ended April 29, 2007 compared to 43.9% in the six months ended April 30, 2006.

Operating income of the engineered building systems segment increased 80.3% in the six months ended April 29, 2007 to $36.0 million, compared to $20.0 million in the prior year’s period. This $16.1 million increase resulted from a $44.7 million increase in gross profit offset by a $28.6 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $41.3 million of the increased gross profit and $26.5 million of the increased selling and administrative costs. The recent Garco acquisition accounted for $2.1 million of the increased gross profit and $1.6 million of the increased selling and administrative costs. The remaining increase in expenses was primarily due to an increase of $0.9 million in wages and commissions.

Metal coil coating sales decreased $1.3 million to $123.1 million in the six months ended April 29, 2007 from $124.4 million in the prior year’s period. Sales to third parties for the six months ended April 29, 2007 decreased $24.7 million to $37.3 million from $61.9 million in the prior year’s period. This decrease was partially offset by an increase of $23.4 million in intersegment sales. Metal coil coating accounted for 16.9% of total consolidated sales in the six months ended April 29, 2007 compared with 20.0% in the six months ended April 30, 2006.

Operating income of the metal coil coating segment increased by 4.2%, to $10.4 million, compared to $10.0 million in the prior year’s period primarily due to increased gross margins. As a percentage of total segment sales, operating income in the six months ended April 29, 2007 was 8.5%, compared to 8.0% in the six months ended April 30, 2006.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $131.7 million in the six months ended April 30, 2006 compared to $103.4 million in the prior year’s period. Of this $28.4 million increase, $26.5 million and $1.6 million resulted from the recent RCC and Garco acquisitions, respectively. In addition, we experienced increases in consulting and professional costs of $1.5 million, provision for state and local taxes of $0.7 million and wages and commissions of $0.6 million, partially offset by a decrease of $1.5 million in incentive compensation costs. As a percentage of sales, selling, general and administrative expenses were 18.1% for the six months ended April 29, 2007 as compared to 16.6% for the six months ended April 30, 2006.

Consolidated interest expense for the six months ended April 29, 2007 increased by 53.2%, to $14.7 million compared to $9.6 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and increases in interest rates on variable rate borrowings under our senior secured credit facility. In addition, at April 29, 2007, we had $44.0 million outstanding on the revolving credit facility as compared to no amounts outstanding during the same period in fiscal 2006.

Consolidated provision for income taxes for the six months ended April 29, 2007 decreased 29.2%, to $10.9 million compared to $15.4 million for the prior year’s period. The decrease was primarily due to a $11.6 million decrease in pre-tax earnings. The effective tax rate for the six months ended April 29, 2007 was 39.2% compared to 39.1% for the six months ended April 30, 2006.

Diluted earnings per share for the six months ended April 29, 2007 decreased 29.2%, to $0.80 per diluted share compared to $1.13 per diluted share for the prior fiscal period. The decrease was primarily due to a $7.1 million decrease in net income resulting from the factors described above, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

General

On April 29, 2007 we had working capital of $171.0 million compared to $132.1 million at the end of fiscal 2006, a $38.9 million increase. Our cash and cash equivalents decreased $20.1 million to $4.9 million compared to $25.0 million at October 29, 2006. The decrease in the fiscal six months ended April 29, 2007 primarily resulted from $13.7 million of cash used in operating activities and $40.6 million of cash used in investing activities, partially offset by cash provided by financing activities of $34.2 million due to the borrowings on the revolving line of credit. The cash used in operating activities was negatively impacted by a $55.8 million decrease in current liabilities, partially offset by a $5.6 million decrease in current assets from the end of fiscal 2006. The decrease in current liabilities is related to the decrease in accounts payable and other current liabilities. The decrease in current assets is related to decreases in accounts receivable, partially offset by an increase in inventory purchased in anticipation of increased sales volume. The cash used in investing activities was primarily related to $22.4 million used for capital expenditures primarily related to an equipment lease buyout, land and building, equipment and computers. In addition, we paid $18.8 million in cash for acquisitions which was primarily related to Garco.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash position of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At April 29, 2007, letters of credit totaling approximately $15.7 million were outstanding under the revolving loan facility in addition to $44.0 million of borrowings under the revolving loan facility and $315.0 million was outstanding under the term loan. At October 29, 2006, there were letters of credit totaling approximately $15.9 million outstanding on the revolving credit facility and $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.00% on base rate loans and 2.00% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the third quarter of fiscal 2007.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At April 29, 2007, our interest coverage, leverage, and senior debt ratios were 6.09, 3.13 and 2.11, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

At April 29, 2007 and October 29, 2006, we had approximately $65.3 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $15.7 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates. The interest rate swap agreement resulted in less than $0.2 million additional interest expense during the first six months of fiscal 2007.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At April 29, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended September 30, 2006, but our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2007. Therefore, our Notes may no longer be converted by the holders, at their option, after March 31, 2007.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund our revised planned capital expenditures of approximately $35 million for the remainder of fiscal 2007 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness along with our goal to pay down a significant portion of our debt during fiscal 2007.

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

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.0 million, comprised of $14.5 million in cash and $1.5 million in common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 29, 2007, we were not involved in any unconsolidated SPE transactions.

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

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158, which is effective for us on October 28, 2007, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We currently use our fiscal year end as the measurement date for our defined benefit plan. We do not believe that the adoption of this pronouncement will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins October 27, 2008. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are currently evaluating the impact of adopting FIN 48.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘continue,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘forecast,’’ ‘‘goal,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘objective,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘projection,’’ ‘‘should,’’ ‘‘will’’ or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material availability and pricing;

•	financial condition of our raw material suppliers;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry; and

•	other risks detailed under the caption ‘‘Risk Factors” in our Annual Report on Form 10-K as filed with the SEC.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 29, 2007, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. In fiscal 2006, steel prices increased due to the consolidation of steel mills. Overall, our weighted average cost of steel increased 6.0% in first six months of fiscal 2007 compared with the first six months of fiscal 2006. In fiscal 2007, we believe steel prices will increase to a level modestly higher than that of fiscal 2006 based on expected increased demand for nonresidential construction materials and dynamics of the world steel market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the second quarter of fiscal 2007, Nucor bought substantially all of the shares of Harris Steel. We do not anticipate Nucor’s acquisition of Harris Steel to have an impact on our supply of steel. During the first six months of fiscal 2007, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 40% in the aggregate. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $4.0 million for the six months ended April 29, 2007, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 29, 2007, we had $315.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. Our objective in maintaining a portion of our borrowings at a variable rate is the flexibility obtained regarding early repayment without penalties.

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

dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gain (loss) included in other comprehensive income for the three months and six months ended April 29, 2007 were $195,000 and $(19,000), respectively, and for the three months and six months ended April 30, 2006 was $194,000.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months and six months ended April 29, 2007 were $(107,000) and $(247,000), respectively, and for the three months and six months ended April 30, 2006 were $(164,000) and $(136,000), respectively.

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

During the second quarter of fiscal 2007, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 13, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed with the Securities and Exchange Commission (the “SEC”). There have been no material changes in risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the second quarter of fiscal 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 29, 2007 to February 25, 2007	709	$58.68	–	403,992
February 26, 2007 to March 25, 2007	202,682	$48.83	202,600	1,201,392
March 26, 2007 to April 29, 2007	482	$48.78	–	1,201,392

Total	203,873	$48.87	202,600	1,201,392

(1)

Includes shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our stock option and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first six months of fiscal 2007, we repurchased 0.2 million shares of our common stock. At April 29, 2007, there were 1.2 million shares remaining authorized for repurchase under the program.

On January 31, 2007, pursuant to Rule 506 of the Securities Act of 1933, as amended, in connection with our acquisition of substantially all of the assets of Garco, we issued 35,448 unregistered shares of our common stock to certain shareholders of Garco in consideration for 5-year covenants not to compete entered into by such shareholders.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on Friday, March 9, 2007. The number of shares present in person and/or by proxy at such meeting was 20,039,117 representing 91% of the 21,927,760 shares of common stock issued and outstanding on January 8, 2007, which was the record date for the determination of the stockholders entitled to vote at the meeting. At the Annual Meeting, the stockholders of the Company (i) elected three Class I directors to serve until the annual meeting of stockholders to be held in 2010, (ii) approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total number of shares of common stock that the Company has authority to issue from 50,000,000 shares to 100,000,000 shares and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007. Of the 20,039,117 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominee	Votes Cast For Nominee	Votes Withheld From Nominee
Class I:
Gary L. Forbes	19,829,257	209,860
Max L. Lukens	19,965,639	73,478
George Martinez	19,965,905	73,212

In addition to Messrs. Forbes, Lukens and Martinez, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: A.R. Ginn, Norman C. Chambers, William D. Breedlove and Philip J. Hawk, W. Bernard Pieper and John K. Sterling.

The stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total number of shares of common stock that the Company has the authority to issue from 50,000,000 shares to 100,000,000 shares by the following vote:

For	Against	Abstain
16,877,591	3,131,983	29,543

The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2007 by the following vote:

For	Against	Abstain
19,866,929	156,114	16,074

Item 6.	Exhibits

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 1, 2007	By:	/s/ Frances Powell Hawes
Frances Powell Hawes
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

*3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007

3.3	Amended and Restated By-Laws, as amended through December 7, 2006 (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith