Form 10-Q
period 2007-07-29
NCI BUILDING SYSTEMS INC
filed 2007-09-07
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: July 29, 2007

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

Common Stock, $.01 Par Value—20,074,596 shares as of August 27, 2007

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2007	October 29, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,454	$25,038
Accounts receivable, net	145,473	163,814
Inventories, net	170,290	160,208
Deferred income taxes	22,980	22,864
Prepaid expenses and other	13,014	11,054

Total current assets	359,211	382,978
Property, plant and equipment, net	268,933	252,580

Goodwill	616,384	614,461
Intangible assets, net	43,078	41,647
Other assets	12,884	12,577

Total assets	$1,300,490	$1,304,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$934	$947
Accounts payable	101,780	116,028
Accrued compensation and benefits	41,865	53,024
Accrued interest	1,561	3,095
Other accrued expenses	66,122	77,818

Total current liabilities	212,262	250,912

Long-term debt	496,340	497,037
Deferred income taxes	51,492	52,168
Other long-term liabilities	5,046	5,717

Total long-term liabilities	552,878	554,922

Stockholders’ equity:
Common stock	221	218
Additional paid-in capital	188,590	175,121
Retained earnings	441,416	403,125
Accumulated other comprehensive loss	(1,247)	(1,804)
Treasury stock, at cost	(93,630)	(78,251)

Total stockholders’ equity	535,350	498,409

Total liabilities and stockholders’ equity	$1,300,490	$1,304,243

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	July 29, 2007	July 30, 2006
Sales	$433,844	$449,393
Cost of sales	324,053	335,731

Gross profit	109,791	113,662
Selling, general and administrative expenses	67,781	72,187

Income from operations	42,010	41,475
Interest income	7	799
Interest expense	(7,206)	(8,026)
Other income, net	362	82

Income before income taxes	35,173	34,330
Provision for income taxes	13,846	12,655

Net income	$21,327	$21,675

Earnings per share:
Basic	$1.09	$1.08

Diluted	$1.02	$1.00

Weighted average shares outstanding:
Basic	19,655	20,065
Diluted	20,881	21,718

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006
Sales	$1,160,874	$1,072,007
Cost of sales	878,009	810,386

Gross profit	282,865	261,621
Selling, general and administrative expenses	199,530	175,574

Income from operations	83,335	86,047
Interest income	246	4,806
Interest expense	(21,918)	(17,627)
Other income, net	1,411	614

Income before income taxes	63,074	73,840
Provision for income taxes	24,783	28,093

Net income	$38,291	$45,747

Earnings per share:
Basic	$1.95	$2.28

Diluted	$1.82	$2.13

Weighted average shares outstanding:
Basic	19,661	20,079
Diluted	21,022	21,479

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006
Cash flows from operating activities:
Net cash provided by operating activities	$42,725	$54,544

Cash flows from investing activities:
Acquisitions, net of cash acquired	(18,859)	(366,490)
Capital expenditures	(33,440)	(19,364)
Other, net	(401)	(203)

Net cash used in investing activities	(52,700)	(386,057)

Cash flows from financing activities:
Payments on revolving line of credit	(90,500)	—
Borrowings on revolving line of credit	90,500	—
Issuance of long-term debt	—	200,000
Payments on long-term debt	(710)	(2,264)
Payment of financing costs	(75)	(594)
Proceeds from stock options exercised	3,787	5,492
Excess tax benefits from share-based compensation arrangements	1,459	3,361
Purchase of treasury stock	(12,286)	(17,580)

Net cash (used in) provided by financing activities	(7,825)	188,415
Effect of exchange rate changes on cash and cash equivalents	216	126

Net decrease in cash and cash equivalents	(17,584)	(142,972)
Cash and cash equivalents at beginning of period	25,038	200,716

Cash and cash equivalents at end of period	$7,454	$57,744

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 29, 2007

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal nine month periods ended July 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2007. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

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

NOTE 2 – ACQUISITIONS

On January 31, 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is now a division of our Company and the results of Garco’s operations beginning January 31, 2007 are included in our condensed consolidated financial statements. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.3 million, comprised of $14.5 million in cash and $1.8 million in restricted common stock (35,448 shares). In addition, we finalized, paid and recorded a working capital adjustment of $0.6 million and incurred estimated transaction costs of $0.2 million. At the date of purchase, there was no excess of cost over fair value of the acquired assets. We obtained third-party valuations of certain tangible and intangible assets. As a result of the valuation work, we recorded $5.6 million in intangible assets which includes $2.4 million in customer relationships. The $1.8 million in restricted NCI common stock relates to 5-year non-compete agreements with certain of the sellers of Garco. We will expense the fair value of the restricted stock ratably over the terms of the agreements. In addition, we recorded $6.4 million in property, plant and equipment and $5.0 million in working capital. Garco’s results of operations are included in the engineered building systems segment. This acquisition was not material to the financial statements as a whole, and accordingly, pro forma information has not been provided.

On April 7, 2006, we closed our acquisition of Robertson-Ceco Corporation (“RCC”). We acquired 100% of the issued and outstanding shares of RCC. RCC is now a wholly owned subsidiary and the results of RCC’s operations beginning April 7, 2006 are included in our condensed consolidated financial statements. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction resulted in goodwill of $277.3 million as it has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

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

Upon acquisition of RCC, we began to assess RCC’s manufacturing operations in Ontario, Canada and formulate a plan to exit these activities. In the second quarter of fiscal 2007, we finalized our RCC integration plans to shut-down, exit and dispose of this manufacturing facility. Our plan calls for the sales, marketing, engineering, drafting and customer service capabilities in Ontario to continue, but in accordance with our plan, manufacturing activities have ceased and the manufacturing facility is being sold. The liquidation plans call for a small portion of the manufacturing equipment to be transferred to existing manufacturing facilities and the remainder, including the real estate and buildings, to be sold to third parties. In the second quarter of fiscal 2007, we established a reserve of $1.2 million, and through July 29, 2007 have incurred expenses of $0.3 million, for certain severance and exit costs relating to the closure of this manufacturing facility, which has been recognized as a liability at the date of acquisition and is included in other accrued expenses in the Condensed Consolidated Balance Sheet at July 29, 2007. Accrued severance costs related to the terminated employees will primarily be paid in the fourth quarter of fiscal 2007. Additionally, the preliminary carrying value of the plant and equipment in Ontario has been reduced by $2.5 million to reflect its estimated fair market value upon disposition. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to increase goodwill by $2.8 million, net of tax effects.

NOTE 3 – INVENTORIES

The components of inventory are as follows (in thousands):

	July 29, 2007	October 29, 2006
Raw materials	$119,063	$121,024
Work in process and finished goods	51,227	39,184

	$170,290	$160,208

NOTE 4 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal components, engineered building systems and metal coil coating. Products of all three segments use similar basic raw materials. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The reporting segments follow the same accounting policies used for our consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) building components provided by the metal components segment to the engineered building systems segment, (ii) structural framing provided by the engineered building systems segment to the metal components segment, and (iii) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal nine months ended July 29, 2007, steel represented approximately 73% of our cost of goods sold. We are not dependent on any single source for our supply of steel, but approximately 39% of our steel purchases came from our two largest suppliers.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Total sales:
Metal components	$193,140	$206,270	$511,257	$555,167
Engineered building systems	256,086	250,907	692,393	524,221
Metal coil coating	72,275	74,813	195,338	199,169
Intersegment sales	(87,657)	(82,597)	(238,114)	(206,550)

Total sales	$433,844	$449,393	$1,160,874	$1,072,007

External sales:
Metal components	$166,291	$181,215	$438,194	$486,551
Engineered building systems	244,291	239,561	662,162	494,931
Metal coil coating	23,262	28,617	60,518	90,525

Total sales	$433,844	$449,393	$1,160,874	$1,072,007

Operating income:
Metal components	$16,852	$28,663	$38,060	$68,203
Engineered building systems	30,639	19,396	66,682	39,386
Metal coil coating	8,166	8,435	18,570	18,421
Corporate	(13,647)	(15,019)	(39,977)	(39,963)

Total operating income	$42,010	$41,475	$83,335	$86,047
Unallocated other expense	6,837	7,145	20,261	12,207

Income before income taxes	$35,173	$34,330	$63,074	$73,840

			July 29, 2007	October 29, 2006
Total assets:
Metal components			$365,020	$374,233
Engineered building systems			698,489	684,213
Metal coil coating			202,970	193,050
Corporate			34,011	52,747

Total assets			$1,300,490	$1,304,243

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NOTE 5 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of July 29, 2007 and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During the nine months ended July 29, 2007, we granted 151,456 shares of restricted stock awards with a fair value of $8.2 million. The restricted stock awards granted during the three months ended July 29, 2007 were insignificant. The total pre-tax share-based compensation cost that has been recognized in results of operations was $2.3 million and $2.1 million for the three months ended July 29, 2007 and July 30, 2006, respectively, and $6.4 million and $6.1 million for the nine months ended July 29, 2007 and July 30, 2006, respectively. Of these amounts, $2.1 million and $1.8 million for the three months ended July 29, 2007 and July 30, 2006, respectively, and $5.8 million and $5.4 million for the nine months ended July 29, 2007 and July 30, 2006, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. As of July 29, 2007 and October 29, 2006, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.9 million and $0.8 million for the three months ended July 29, 2007 and July 30, 2006, respectively, and $2.4 million and $2.3 million for the nine months ended July 29, 2007 and July 30, 2006, respectively. As of July 29, 2007 and July 30, 2006, there was approximately $16.3 million and $16.7 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.3 years and 4.6 years, respectively.

Cash received from option exercises was $2.3 million and $5.5 million during the first nine months of fiscal 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.9 million and $2.1 million for the first nine months of fiscal 2007 and 2006, respectively.

NOTE 6 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Numerator for Basic and Diluted Earnings Per Share
Net income	$21,327	$21,675	$38,291	$45,747
Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,655	20,065	19,661	20,079
Common stock equivalents:
Employee stock options	216	274	232	263
Unvested restricted stock awards	84	88	83	85
Convertible Notes	926	1,291	1,046	1,052

Adjusted weighted average shares and assumed conversions for diluted earnings per share	20,881	21,718	21,022	21,479

Earnings per share:
Basic	$1.09	$1.08	$1.95	$2.28

Diluted	$1.02	$1.00	$1.82	$2.13

During the fiscal three and nine months ended July 29, 2007, our average stock price traded above the initial conversion price (approximately $40.14) of our Notes (see Note 9). The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the number of diluted shares outstanding for the three and nine months ended July 29, 2007.

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

The following table represents our rollforward of accrued warranty and deferred warranty revenue activity for the nine months ended July 29, 2007 (in thousands):

Beginning balance at October 29, 2006	$14,863
Warranties issued	1,728
Revenue recognized	(720)
Other	(171)

Ending balance at July 29, 2007	$15,700

NOTE 8 – EMPLOYEE BENEFIT PLANS

Deferred Compensation Plan – On October 23, 2006, our board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”). The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement and allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of July 29, 2007, the liability balance of the Deferred Compensation Plan is $1.3 million and is included in other long-term liabilities in the Condensed Consolidated Balance Sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

The Deferred Compensation Plan became effective for compensation beginning in calendar 2007. Our board of directors also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $1.3 million at July 29, 2007 and are included primarily in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet.

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

The following table sets forth the components of the net periodic benefit cost (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Interest cost	$723	$754	$2,169	$942
Expected return on assets	(897)	(934)	(2,691)	(1,167)

Net periodic benefit cost	$(174)	$(180)	$(522)	$(225)

During the three months and nine months ended July 29, 2007, we contributed $0.2 million and $0.3 million, respectively, to the RCC Benefit Plan. We expect to contribute approximately $0.9 million to the RCC Benefit Plan during the remainder of fiscal 2007. During the three months and nine months ended July 30, 2006, we contributed $1.0 million and $2.0 million, respectively, to the RCC Benefit Plan.

NOTE 9 – LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	July 29, 2007	October 29, 2006
$400 Million Term Loan, due June 2010 (6.8% at July 29, 2007 and 6.8% - 6.9% at October 29, 2006)	$315,000	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	2,260	2,950
Capital lease commitments	14	34

	497,274	497,984
Current portion of long-term debt	(934)	(947)

Total long-term debt	$496,340	$497,037

The scheduled maturity of our debt is as follows (in thousands):

July 30, 2007 to October 28, 2007	$237
2008	927
2009	920
2010	315,190
2011 and thereafter	180,000

$497,274

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing on June 18, 2010, of which $315 million is outstanding at July 29, 2007. At July 29, 2007 and October 29, 2006, there were no balances outstanding under the revolving credit facility and letters of credit totaling approximately $15.7 million and $15.9 million, respectively, were outstanding on the revolving credit facility.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. As of July 29, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in each of the 30 consecutive trading day periods ended September 30, 2006 and June 30, 2007; therefore, our Notes may be converted by the holders, at their option, after June 30, 2007. As a result, the outstanding $180.0 million obligation included in long-term debt, is by its terms, a current obligation. However, because we have sufficient capacity under existing long-term facilities, the senior secured credit facility, to fund the conversion of the full principal of the Notes if converted, and expect to continue to have that capacity through at least one year from the current balance sheet date, we have thus classified our obligation as long term in our Condensed Consolidated Balance Sheet in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to Be Refinanced. In addition, as the Notes are convertible into shares of our common stock, they are common stock equivalents in our earnings per share calculation. See Note 6 for further information.

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

We designated our Swap Agreement as a cash flow hedge, as defined by SFAS 133. The fair value of the Swap Agreement, excluding accrued interest, as of July 29, 2007 and October 29, 2006, was a liability of approximately $1.6 million and $2.3 million, respectively. The fair value of the Swap Agreement is recorded in other long-term liabilities in the Condensed Consolidated Balance Sheet and the unrealized loss is recorded in other comprehensive income.

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

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net income	$21,327	$21,675	$38,291	$45,747
Foreign exchange translation gain (loss), net of tax	160	(68)	140	126
Change in fair value of interest rate swap, net of tax	264	(677)	416	(677)

	$21,751	$20,930	$38,847	$45,196

Accumulated other comprehensive income consists of the following (in thousands):

	July 29, 2007	October 29, 2006
Foreign exchange translation adjustments	$226	$86
Unrecognized actuarial loss on pension obligation	(454)	(454)
Unrealized losses on interest rate swap	(1,019)	(1,436)

	$(1,247)	$(1,804)

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 159.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 157.

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

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We began implementation of our remedial action plan in the second quarter of fiscal 2006 and completed excavation and transportation of the contaminated materials to an approved offsite location in July 2006. Through July 29, 2007, we spent $3.4 million related to this matter. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006.

Over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, which will require some level of repairs. Beginning in June 2006, we implemented a plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. We have substantially completed our inspections. Additionally, we have substantially completed the repairs for the 57 projects identified and have incurred expenses through July 29, 2007 of $1.6 million. Additionally, as of July 29, 2007, we have a remaining accrual in other accrued liabilities of $0.2 million. To date, we have received $0.7 million in settlement funds from the related steel mill in Mexico.

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Concentrations in excess of applicable residential assessment levels have not been fully identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. Upon completion of expected further testing in the fourth quarter of fiscal 2007, we will prepare and submit a proposed remedial action plan to TCEQ. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the fourth quarter of fiscal 2007. Based on facts currently available, management does not know what the financial impact will be on our consolidated financial position or results of operations.

From time to time, we are involved in various other legal proceedings and contingencies, including environmental matters, considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations.

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

The third quarter of fiscal 2007 marked a strengthening in demand for our products as compared to the second quarter of fiscal 2007. This improvement was reflected by a 21% sequential-quarter increase in third-party sales for our metal components business, which, because of short lead times, is more immediately affected by current industry conditions. Greater capacity utilization contributed to growth in the metal components operating margin to 10% of sales for the third quarter from 7% for the second quarter, as well as an 85% sequential-quarter increase in operating income. Metal component’s sales and margins did not match those for the third quarter of fiscal 2006, which had the strongest low-rise, non-residential construction activity in over four years.

NCI’s engineered building systems segment also benefited from firmer industry conditions during the third quarter. Having entered the quarter with a record backlog of $449 million, engineered building systems third-party sales increased 17% sequentially from the second quarter and 2% from the third quarter of fiscal 2006. In spite of this sales growth, strong quote activity during the quarter enabled us to expand our engineered building systems backlog to $453 million at the quarter’s end, compared with $436 million at the end of the third quarter of fiscal 2006.

The growth in the engineered building systems segment’s sales drove an expansion in the segment’s operating margin to 13% from 7% for the second quarter. Compared with the 8% engineered building systems operating margin for the third quarter of fiscal 2006, our performance for the latest quarter also reflected greater synergies from the RCC acquisition completed in April 2006.

The operating leverage potential in our metal coil coating business was evident in the third quarter of fiscal 2007, as 13% sequential-quarter growth in total segment sales compared with the second quarter produced a 42% increase in operating income to 35% of external sales from 28%. The RCC acquisition again had a positive impact on the metal coil coating segment, accounting for much of the 14% increase in intersegment sales and base-loading the segment’s manufacturing capacity. In addition, improved product mix within our third-party sales, which increased 12% sequentially, contributed to the expansion in operating margin versus both the second quarter of fiscal 2007 and the third quarter of fiscal 2006.

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

Further, in April 2006, we acquired 100% of the issued and outstanding stock of RCC for a purchase price of $371.0 million, excluding transaction costs. The RCC acquisition provides expansion of our geographic footprint in the United States and Canada with the addition of seven metal building manufacturing plants. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. Furthermore, we have identified between $6.0 and $25.0 million in potential synergies that should enhance the accretive earnings potential from the acquisition. We believe this transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

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

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.3 million, comprised of $14.5 million in cash and $1.8 million in restricted common stock.

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

For the fiscal nine months ended July 29, 2007, steel represented approximately 73% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, competition, labor costs, production costs, import duties and other trade restrictions.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 29, 2007		July 30, 2006		July 29, 2007		July 30, 2006
		%		%		%		%
Sales:
Metal components	$193,140	44	$206,270	46	$511,257	44	$555,167	52
Engineered building systems	256,086	59	250,907	55	692,393	60	524,221	48
Metal coil coating	72,275	17	74,813	17	195,338	17	199,169	19
Intersegment sales	(87,657)	(20)	(82,597)	(18)	(238,114)	(21)	(206,550)	(19)

Total sales	$433,844	100	$449,393	100	$1,160,874	100	$1,072,007	100

Operating income:
Metal components	$16,852	9	$28,663	14	$38,060	7	$68,203	12
Engineered building systems	30,639	12	19,396	8	66,682	10	39,386	8
Metal coil coating	8,166	11	8,435	11	18,570	10	18,421	9
Corporate	(13,647)	—	(15,019)	—	(39,977)	—	(39,963)	—

Total operating income (% of sales)	$42,010	10	$41,475	9	$83,335	7	$86,047	8
Unallocated other expense	6,837		7,145		20,261		12,207

Income before income taxes	$35,173		$34,330		$63,074		$73,840

					July 29, 2007		October 29, 2006
						%		%
Total assets:
Metal components					$365,020	28	$374,233	29
Engineered building systems					698,489	54	684,213	52
Metal coil coating					202,970	16	193,050	15
Corporate					34,011	2	52,747	4

Total assets					$1,300,490	100	$1,304,243	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JULY 29, 2007 COMPARED TO FISCAL THREE MONTHS ENDED JULY 30, 2006

Consolidated sales for the three months ended July 29, 2007 were $433.8 million compared with $449.4 million for the three months ended July 30, 2006. Sales were down 3.5%, or $15.5 million. This decrease was the result of decreased tonnage volumes in the metal components and building systems segments, partially offset by increased sales at Garco in the amount of $10.2 million as a result of the acquisition. Lower tonnage volumes in the metal components and engineered building systems segments in the third fiscal quarter of 2007 compared with the same period in 2006 were driven by softer demand for our products.

Consolidated cost of sales decreased 3.5% for the three months ended July 29, 2007 to $324.1 million compared with $335.7 million for the three months ended July 30, 2006. Gross margins were 25.3% for both the three months ended July 29, 2007 and for the same prior year period. Lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not entirely passed on to customers and lower sales volumes produced over a fixed cost base. The gross margins in our engineered building systems segment were higher due to higher material costs which we effectively passed on to customers and a $2.8 million increase as a result of the Garco acquisition. The lower margins at the metal coil coating segment resulted from increased intersegment sales volume, partially offset by a change in product mix from package sales of coated steel products to tolling revenue for coating services.

Metal components sales decreased $13.1 million, to $193.1 million, in the three months ended July 29, 2007 compared to $206.3 million in the prior year’s period. Sales were down primarily due to a 9.2% decrease in external tons shipped. Sales to third parties for the three months ended July 29, 2007 decreased $14.9 million to $166.3 million from $181.2 million in the prior year’s quarter. This decrease was partially offset by a $1.8 million increase in intersegment sales. Metal components accounted for 44.5% of total consolidated sales in the three months ended July 29, 2007 compared to 45.9% in the three months ended July 30, 2006.

Operating income of the metal components segment decreased 41.2% in the three months ended July 29, 2007, to $16.9 million, compared to $28.7 million in the same prior year period. This $11.8 million decrease resulted from a $13.1 million decrease in gross profit, partially offset by a $1.2 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was due to decreases of various expenses, including incentive compensation costs.

Engineered building systems sales increased $5.2 million to $256.1 million in the three months ended July 29, 2007 compared to $250.9 million in the prior year’s period. Of this increase, $10.2 million was attributable to the Garco acquisition, partially offset by a decrease in volume shipped. Sales to third parties for the three months ended July 29, 2007 increased $4.7 million to $244.3 million from $239.6 million in the prior year’s period. The remaining $0.5 million increase represents an increase in intersegment sales for the three months ended July 29, 2007 compared to the prior year’s period. Engineered building systems accounted for 59.0% of total consolidated sales in the three months ended July 29, 2007 compared to 55.8% in the three months ended July 30, 2006.

Operating income of the engineered building systems segment increased 58.0% in the three months ended July 29, 2007 to $30.6 million, compared to $19.4 million in the prior year’s period. This $11.2 million increase resulted from a $9.5 million increase in gross profit and a $1.7 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was primarily related to incentive compensation costs of $1.4 million, 401(k) and health benefits costs of $0.8 million, workers compensation costs of $0.3 million, remediation costs of $0.3 million and other costs of $0.8 million, partially offset by a $1.9 million increase related to the recent Garco acquisition.

Metal coil coating sales decreased $2.5 million to $72.3 million in the three months ended July 29, 2007 from $74.8 million in the prior year’s period. Sales to third parties for the three months ended July 29, 2007 decreased $5.4 million to $23.3 million from $28.6 million in the prior year’s period partially as a result of a shift in product mix from package sales of coated steel products to tolling revenue for coating services. This decrease was partially offset by a $2.8 million increase in intersegment sales for the three months ended July 29, 2007 compared with the prior year’s period. Metal coil coating accounted for 16.7% of total consolidated sales in the three months ended July 29, 2007 compared to 16.6% in the three months ended July 30, 2006.

Operating income of the metal coil coating segment decreased 3.2%, to $8.2 million, compared to $8.4 million in the prior year’s period primarily due to decreased gross margins. As a percentage of total segment sales, operating income in both the three months ended July 29, 2007 and July 30, 2006 were 11.3%.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $67.8 million in the three months ended July 29, 2007 compared to $72.2 million in the prior year’s period. This $4.4 million decrease resulted from decreases in incentive compensation costs of $2.5 million, environmental remediation costs of $1.4 million, 401(k) benefits costs of $1.2 million and other costs of $1.2 million. Partially offsetting this decrease was $1.9 million resulting from the inclusion of Garco in the three months ended July 29, 2007 but not in the comparable period of the prior year. As a percentage of sales, selling, general and administrative expenses were 15.6% for the three months ended July 29, 2007 as compared to 16.1% for the three months ended July 30, 2006.

Consolidated interest expense for the three months ended July 29, 2007 decreased by 10.2%, to $7.2 million compared to $8.0 million for the prior year’s period primarily due to decreases in our borrowings, partially offset by increases in interest rates on variable rate borrowings under our senior secured credit facility. The primary change in our borrowings related to the outstanding term loan which was $315.0 million at July 29, 2007, compared to $391.0 million outstanding on the term loan at July 30, 2006.

Consolidated provision for income taxes for the three months ended July 29, 2007 increased 9.4%, to $13.8 million compared to $12.7 million for the prior year’s period. The increase was primarily due to an increase in the effective tax rate from 36.9% for the three months ended July 30, 2006 to 39.4% for the three months ended July 29, 2007 and a $0.8 million increase in pre-tax earnings. The increase in the effective tax rate was primarily due to the new Texas margin tax.

Diluted earnings per share for the three months ended July 29, 2007 increased 2.0%, to $1.02 per diluted share compared to $1.00 per diluted share for the prior year’s period. The increase was primarily due to a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation, partially offset by a $0.3 million decrease in net income.

FISCAL NINE MONTHS ENDED JULY 29, 2007 COMPARED TO FISCAL NINE MONTHS ENDED JULY 30, 2006

Consolidated sales for the nine months ended July 29, 2007 were $1.2 billion compared with $1.1 billion for the nine months ended July 30, 2006. Sales were up 8.3%, or $88.9 million. Of this increase, $159.6 million and $17.9 million was a result of the RCC and Garco acquisitions, respectively, partially offset by decreased tonnage volumes in metal components and engineered building systems segments. Lower tonnage volumes in the metal components and engineered building systems segments in the first nine months of fiscal 2007 compared with the same period in fiscal 2006 were driven by softer demand for our products.

Consolidated cost of sales increased 8.3% for the nine months ended July 29, 2007 to $878.0 million compared with $810.4 million for the nine months ended July 30, 2006. Gross margins were 24.4% for both the nine months ended July 29, 2007 and July 30, 2006. The gross margins in our engineered building systems segment were higher due to a $42.8 million and $4.8 million increase as a result of the RCC and Garco acquisitions, respectively, and higher material costs which we effectively passed on to customers. The lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not entirely passed on to customers and lower sales volumes produced over a fixed cost base. The metal coil coating margins were slightly higher due to a change in product mix from package sales of coated steel products to tolling revenue for coating services and increased intersegment sales volume.

Metal components sales decreased $43.9 million, to $511.3 million, in the nine months ended July 29, 2007 compared to $555.2 million in the prior year’s period. Sales were down primarily due to a 12.8% decrease in tons shipped. Sales to third parties for the nine months ended July 29, 2007 decreased $48.4 million to $438.2 million from $486.6 million in the prior year’s period. This decrease was partially offset by a $4.4 million increase in intersegment sales. Metal components accounted for 44.0% of total consolidated sales in the nine months ended July 29, 2007 compared to 51.8% in the nine months ended July 30, 2006.

Operating income of the metal components segment decreased 44.2% in the nine months ended July 29, 2007, to $38.1 million compared to $68.2 million in the same period of the prior year. This $30.1 million decrease resulted primarily from a $33.4 million decrease in gross profit, partially offset by a $3.2 million decrease in selling and administrative expenses. The decrease in selling and administrative expenses was due to decreases of various expenses, including incentive compensation costs.

Engineered building systems sales increased $168.2 million to $692.4 million in the nine months ended July 29, 2007 compared to $524.2 million in the prior year’s period. Of this increase, $159.6 million and $17.9 million was a result of the RCC and Garco acquisitions, respectively, partially offset by a decrease in volume shipped. Sales to third parties for the nine months ended July 29, 2007 increased $167.2 million to $662.2 million from $494.9 million in the prior year’s period. The remaining $0.9 million represents an increase in intersegment sales for the nine months ended July 29, 2007. Engineered building systems accounted for 59.6% of total consolidated sales in the nine months ended July 29, 2007 compared to 48.9% in the nine months ended July 30, 2006.

Operating income of the engineered building systems segment increased 69.3% in the nine months ended July 29, 2007 to $66.7 million, compared to $39.4 million in the prior year’s period. This $27.3 million increase resulted from a $54.2 million increase in gross profit, partially offset by a $26.9 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $42.8 million of the increased gross profit and $24.2 million of increased selling and administrative costs. The recent Garco acquisition accounted for $4.8 million of the increased gross profit and $3.5 million of the increased selling and administrative costs. The increase in selling and administrative expenses was partially offset by a decrease in incentive compensation costs of $2.0 million.

Metal coil coating sales decreased $3.8 million to $195.3 million in the nine months ended July 29, 2007 from $199.2 million in the prior year’s period. Sales to third parties for the nine months ended July 29, 2007 decreased $30.0 million to $60.5 million from $90.5 million in the prior year’s period partially as a result of a shift in product mix from package sales of coated steel products to tolling revenue for coating services. This decrease was partially offset by an increase of $26.2 million in intersegment sales. Metal coil coating accounted for 16.8% of total consolidated sales in the nine months ended July 29, 2007 compared with 18.6% in the nine months ended July 30, 2006.

Operating income of the metal coil coating segment increased by 0.8%, to $18.6 million, compared to $18.4 million in the prior year’s period primarily due to increased gross margins. As a percentage of total segment sales, operating income in the nine months ended July 29, 2007 was 9.5%, compared to 9.2% in the nine months ended July 30, 2006.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $199.5 million in the nine months ended July 29, 2007 compared to $175.6 million in the prior year’s period. Of this $24.0 million increase, $24.2 million and $3.5 million resulted from the recent RCC and Garco acquisitions, respectively. In addition, we experienced increases in consulting and professional costs of $1.3 million, partially offset by a decrease of $4.4 million in incentive compensation costs and $1.6 million in environmental remediation costs. As a percentage of sales, selling, general and administrative expenses were 17.2% for the nine months ended July 29, 2007 as compared to 16.4% for the nine months ended July 30, 2006.

Consolidated interest income for the nine months ended July 29, 2007 decreased by 94.9%, to $0.2 million compared to $4.8 million for the prior year’s period. This decrease was primarily due to excess cash being used for acquisitions and to pay down our borrowings and our purchase of common stock on the open market.

Consolidated interest expense for the nine months ended July 29, 2007 increased by 24.3%, to $21.9 million compared to $17.6 million for the prior year’s period. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and increases in interest rates on variable rate borrowings under our senior secured credit facility. In addition, during the nine months ended July 29, 2007, we temporarily utilized up to $44.0 million in borrowings on the revolving credit facility as compared to no amounts utilized during the same period in fiscal 2006.

Consolidated provision for income taxes for the nine months ended July 29, 2007 decreased 11.8%, to $24.8 million compared to $28.1 million for the prior year’s period. The decrease was primarily due to a $10.8 million decrease in pre-tax earnings. The effective tax rate for the nine months ended July 29, 2007 was 39.3% compared to 38.0% for the nine months ended July 30, 2006. The increase in the effective tax rate was primarily due to the new Texas margin tax.

Diluted earnings per share for the nine months ended July 29, 2007 decreased 14.6%, to $1.82 per diluted share compared to $2.13 per diluted share for the prior year’s period. The decrease was primarily due to a $7.5 million decrease in net income, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation.

LIQUIDITY AND CAPITAL RESOURCES

General

On July 29, 2007 we had working capital of $146.9 million compared to $132.1 million at the end of fiscal 2006, a $14.8 million increase. Our cash and cash equivalents decreased $17.6 million to $7.5 million compared to $25.0 million at October 29, 2006. The decrease in the fiscal nine months ended July 29, 2007 primarily resulted from $52.7 million of cash used in investing activities and $7.8 million of cash used in financing activities due to the borrowings and repayments on the revolving line of credit and stock repurchases. These decreases were partially offset by $42.7 million of cash provided by operating activities. The cash provided by operating activities was negatively impacted by a $45.2 million decrease in current liabilities, partially offset by a $19.1 million decrease in current assets from the end of fiscal 2006. The decrease in current liabilities is related to the decrease in accounts payable and other current liabilities. The decrease in current assets is related to decreases in accounts receivable, partially offset by an increase in inventory purchased in anticipation of increased sales volume. The cash used in investing activities was primarily related to $33.4 million used for capital expenditures primarily related to land and building, an equipment lease buyout, computer software and equipment. In addition, we paid $18.9 million in cash for acquisitions which was primarily related to Garco.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash position of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At July 29, 2007 and October 29, 2006, letters of credit totaling approximately $15.7 million and $15.9 million, respectively, were outstanding under the revolving loan facility. At July 29, 2007 and October 29, 2006, $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the fourth quarter of fiscal 2007.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. At July 29, 2007, our interest coverage, leverage, and senior debt ratios were 6.30, 2.87 and 1.85, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

At July 29, 2007 and October 29, 2006, we had approximately $109.3 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $15.7 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The interest rate swap agreement resulted in $0.3 million additional interest expense during the first nine months of fiscal 2007.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. As of July 29, 2007 and October 29, 2006, $180.0 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in each of the 30 consecutive trading day periods ended September 30, 2006 and June 30, 2007; therefore, our Notes may be converted by the holders, at their option, after June 30, 2007.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.125% Convertible Senior Subordinated Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.125% Convertible Senior Subordinated Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the 2.125% Convertible Senior Subordinated Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.125% Convertible Senior Subordinated Notes to their face amount as interest expense over the term of the 2.125% Convertible Senior Subordinated Notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in late 2007. This Proposed FSP is expected to be effective for our fiscal year ended 2009, would not permit early application and would be applied retrospectively to all periods presented.

We are currently evaluating the proposed new rules and are evaluating the impact at this time. However, if the Proposed FSP is adopted as it is proposed we expect to have higher interest expense starting in fiscal 2009 due to the interest expense accretion and the prior period interest expense associated with our 2.125% Convertible Senior Subordinated Notes. The 2.125% Convertible Senior Subordinated Notes would also reflect higher than previously reported interest expense due to retrospective application.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth, fund our revised planned capital expenditures of approximately $15 million for the remainder of fiscal 2007 and expansion when needed, and pay scheduled interest and principal payments on our indebtedness along with our goal to pay down a significant portion of our debt during fiscal 2007.

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

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the fiscal nine months ended July 29, 2007, we repurchased 295,100 shares for an aggregate cost of $14.5 million. Of these repurchased shares, $3.1 million was in transit and, therefore, accrued as a liability at July 29, 2007. In August 2007, subsequent to July 29, 2007, we repurchased 155,000 shares for an aggregate cost of $7.2 million.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal components, engineered building systems and metal coil coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $16.3 million, comprised of $14.5 million in cash and $1.8 million in common stock.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 29, 2007, we were not involved in any unconsolidated SPE transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 159.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 157.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material availability and pricing;

•	financial condition of our raw material suppliers;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry; and

•	other risks detailed under the caption “Risk Factors” in our Annual Report on Form 10-K as filed with the SEC.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 29, 2007, steel constituted approximately 73% of our cost of sales. Our business is heavily dependent on the price and supply of steel, which is the principal raw material used in our products. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. In fiscal 2006, we believe steel prices increased due to the consolidation of steel mills and other market dynamics. Overall, our weighted average cost of steel increased 4.6% in first nine months of fiscal 2007 compared with the first nine months of fiscal 2006. Although transaction prices have recently moderated, we believe steel prices will average modestly higher for all of fiscal 2007 compared to fiscal 2006 based on demand for nonresidential construction materials and dynamics of the world steel market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During 2001 and 2002, our primary steel suppliers, Bethlehem Steel Corporation and National Steel Corporation, respectively, filed for protection under federal bankruptcy laws. During the third quarter of fiscal 2003, U.S. Steel bought substantially all of the integrated steel-making assets of National Steel, and ISG acquired the assets of Bethlehem Steel. During April 2005, Mittal Steel USA purchased ISG. During the second quarter of fiscal 2007, Nucor bought substantially all of the shares of Harris Steel. We do not anticipate Nucor’s acquisition of Harris Steel to have an impact on our supply of steel. During the first nine months of fiscal 2007, we purchased over 10% of our steel requirements from each of Mittal Steel USA and Nucor, or approximately 39% in the aggregate. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 73% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $6.4 million for the nine months ended July 29, 2007, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 29, 2007, we had $315.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. Our objective in maintaining a portion of our borrowings at a variable rate is the flexibility obtained regarding early repayment without penalties.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 10 to the Condensed Consolidated Financial Statements, we have effectively converted $160 million of our $315 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”).

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gain (loss) included in other comprehensive income for the three months and nine months ended July 29, 2007 were $160,000 and $140,000, respectively, and for the three months and nine months ended July 30, 2006 was $43,000 and $(92,800), respectively.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months and nine months ended July 29, 2007 were $(4,000) and $(252,000), respectively, and for the three months and nine months ended July 30, 2006 were $(68,000) and $126,000, respectively.

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

During the third quarter of fiscal 2007, we have not made any changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 13, which is incorporated herein by reference.

Item 1A.	Risk Factors.

For further information, refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006 filed with the Securities and Exchange Commission (the “SEC”).

There have been no material changes in risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2006, except for those business risk factors discussed below.

The accounting method for convertible debt securities with net share settlement, like the 2.125% Convertible Senior Subordinated Notes, may be subject to change.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our 2.125% Convertible Senior Subordinated Notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our 2.125% Convertible Senior Subordinated Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the 2.125% Convertible Senior Subordinated Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the 2.125% Convertible Senior Subordinated Notes to their face amount as interest expense over the term of the 2.125% Convertible Senior Subordinated Notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in late 2007. This Proposed FSP is expected to be effective for our fiscal year ended 2009, would not permit early application and would be applied retrospectively to all periods presented.

We are currently evaluating the proposed new rules and are evaluating the impact at this time. However, if the proposed FSP is adopted as it is proposed, we expect to have higher interest expense starting in fiscal 2009 due to the interest expense accretion, and prior period interest expense associated with our 2.125% Convertible Senior Subordinated Notes. The 2.125% Convertible Senior Subordinated Notes would also reflect higher than previously reported interest expense due to retrospective application.

In addition, for purposes of calculating diluted earnings per share, a convertible debt security providing for net share settlement upon conversion and meeting specified requirements under Emerging Issues Task Force, or EITF, Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” is currently accounted for similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security accounted for under the treasury stock method. The effect of the treasury stock method is that the shares potentially issuable upon conversion of the 2.125% Convertible Senior Subordinated Notes are not included in the calculation of our earnings per share except to the extent that the conversion value of the 2.125% Convertible Senior Subordinated Notes exceeds their principal amount, in which event, for earnings per share purposes, we would account for the transaction as if we had issued the number of shares of our common stock necessary to settle the conversion. The proposed FSP does not affect the earnings per share accounting for convertible instruments such as the 2.125% Convertible Senior Subordinated Notes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the third quarter of fiscal 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 30, 2007 to May 27, 2007	—	—	—	1,201,392
May 28, 2007 to June 24, 2007	807	$51.12	—	1,201,392
June 25, 2007 to July 29, 2007	92,500	$49.46	92,500	1,108,892

Total	93,307	$49.48	92,500	1,108,892

(1)

Includes shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our stock option and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first nine months of fiscal 2007, we repurchased 0.3 million shares of our common stock. At July 29, 2007, there were 1.1 million shares remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 5, 2007	By:	/s/ Frances Powell Hawes
Frances Powell Hawes
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-Laws, as amended through December 7, 2006 (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith