Form 10-K
period 2007-10-28
NCI BUILDING SYSTEMS INC
filed 2007-12-21
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☑

The aggregate market value of the voting and non–voting common stock held by non–affiliates of the registrant on April 29, 2007, was $982,040,135, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

The number of shares of common stock of the registrant outstanding on December 10, 2007 was 19,498,550.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 6, 2008.

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	fluctuations in customer demand and other patterns;

•	raw material pricing and supply;

i

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry;

•	ability to service or refinance our debt; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

ii

PART I

Item 1.	Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our,”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We operate 44 manufacturing facilities located in 18 states and Mexico. We sell metal coil coating services, metal components and engineered building systems, offering one of the most extensive metal product lines in the building industry with well-recognized brand names. We believe that our leading market positions and strong track record of growth and profitability have resulted from our focus on:

•	developing new markets and products;

•	successfully identifying strategic growth opportunities;

•	controlling operating and administrative costs; and

•	managing working capital and fixed assets.

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

The Company was founded in 1984 and we reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. With the merger, we became the largest domestic manufacturer of nonresidential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897–7788.

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

Business Segments

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing process, marketing and management of our business: metal coil coating, metal components and engineered building systems. Products of all three segments use the same basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment sales include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. The engineered building systems segment includes the manufacturing of main frames and Long Bay® Systems, and includes value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. Our sales to customers, operating income and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2007	%	2006	%	2005	%
Sales:
Metal coil coating	$272,543	17	$278,814	18	$232,648	20
Metal components	715,033	44	771,200	49	653,717	58
Engineered building systems	969,047	60	822,963	52	474,368	42
Intersegment sales	(332,350)	(21)	(302,495)	(19)	(230,667)	(20)

Total net sales	$1,624,273	100	$1,570,482	100	$1,130,066	100
Operating income:
Metal coil coating	$25,135	9	$24,948	9	$20,157	9
Metal components	60,265	8	91,998	12	76,410	12
Engineered building systems	101,798	11	71,962	9	47,678	10
Corporate	(56,259)	—	(51,621)	—	(39,775)	—

Total operating income (% of sales)	$130,939	8	$137,287	9	$104,470	9
Unallocated other expense	26,114		18,255		8,259

Income before income taxes	$104,825		$119,032		$96,211
Total assets as of fiscal year end 2007 and 2006:
Metal coil coating	$180,930	13	$193,050	15
Metal components	363,888	27	374,233	29
Engineered building systems	695,880	52	679,671	52
Corporate	102,360	8	52,747	4

Total assets	$1,343,058	100	$1,299,701	100

Metal Coil Coating. Metal coil coating consists of cleaning, treating and painting various flat rolled metal coil substrates, as well as slitting and/or embossing the painted coils, before the steel is fabricated for use by various industrial users. Light gauge and medium gauge steel coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted steel coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids. We clean, treat and coat hot roll and light gauge metal coils for our own use in our other two business segments, supplying substantially our entire internal metal coil coating requirements. In fiscal 2007, our internal use accounted for approximately 62% of our production. We also clean, treat and coat hot roll metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture and other products. We provide both toll coating services and package coating. We perform toll coating services when the customer provides the steel coil and we provide only the coating service. We perform package coating when we provide both the steel coil and the coating service.

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

According to information collected by the National Coil Coating Association and other market information available to us, we believe that approximately 4.0 million tons of light gauge steel and one million tons of hot rolled, medium gauge steel are coated in the United States annually.

We believe that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers’ in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

We have a small number of national accounts for our metal coil coating products and services. Our customers include other manufacturers of engineered building systems and metal components, as well as, light gauge steel coils for steel mills and metal service centers that supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters and other products. Each of our metal coil coating facilities has its own sales manager and sales staff. We market our metal coil coating products under the brand names “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building systems segments. In 2007, the DOUBLECOTE brand name was rebranded as Metal Coaters. During fiscal 2007, our largest customer accounted for approximately 2% of our total consolidated sales.

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

Metal components include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural and rural uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. Although precise market data is limited, we estimate the metal components market including roofing applications to be a multi-billion dollar market. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are also developing and marketing new products such as our SoundwallTM, Nu RoofTM system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry.

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

Our metal roofing products are attractive and durable. We use standing seam roof technology to replace traditional built-up and single-ply roofs as well as to provide a distinctive look to new construction. We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 16 licenses relating to our standing seam roof technology.

We manufacture roll-up and sectional overhead doors and sell interior and exterior walk doors for use in the self storage industry and metal and other buildings.

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “American Building Components” (“ABC”), “Insulated Panel Systems” (“IPS”) and “NCI Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings and components through three other marketing channels targeting end-use consumers and small general contractors. We sell through NCI Metal Depots which has six retail stores in Texas and New Mexico, Heritage Building Systems (“Heritage”) which is a highly successful direct response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online.

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

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2007, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

We operate 23 facilities in 13 states used for manufacturing of metal components for the nonresidential construction industry, including four facilities for our door operations. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Some metal components are processed at the Texas and Georgia plants and sent to the appropriate plant, which is generally determined based upon the lowest shipping cost.

Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls that form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

Engineered Building Systems. We are one of the largest domestic suppliers of engineered building systems. We design, engineer, manufacture and market engineered building systems and self-storage building systems for all nonresidential markets including commercial, industrial, agricultural, governmental and community.

Engineered building systems consist of engineered structural members and panels that are fabricated and roll-formed in a factory. These systems are custom designed and engineered to meet project requirements and then shipped to a construction site complete and ready for assembly with no additional field welding required. Engineered building systems manufacturers design an integrated system that meets applicable building code and designated end use requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and metal roof and wall systems or conventional wall materials manufactured by others, such as masonry and concrete tilt-up panels.

Over the last 25 years, engineered building systems have significantly increased penetration of the market for nonresidential low-rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported domestic and export sales of engineered building systems by their members which represent a limited number of actual buildings manufactured for 2006 and 2005 totaled approximately $2.9 billion and $2.7 billion, respectively. Although final 2007 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems continued to increase throughout 2007 as in 2006. However, the McGraw-Hill low-rise nonresidential market, measured in square footage, actually declined by 4.4% during our fiscal year. McGraw-Hill’s survey indicates industry activity will decline 6% in square footage and 2% in dollar value during 2008 compared with 2007 as total nonresidential construction markets are indicating an economic slowdown.

We believe the cost of an engineered building system generally represents approximately 20% to 30% of the total cost of constructing a building, which includes land cost, labor, plumbing, electrical, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the perfect balance of strength, thermal efficiency and attractiveness.

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

Our patented Long Bay® System allows for construction of metal buildings with bay spacings of up to 65 feet without internal supports. This compares to bay spacings of up to 30 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, which significantly reduces construction time compared with conventional steel construction. Our patented Long Bay® System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more quickly.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson” and “Garco.” We market engineered building systems through an in-house sales force to authorized builder networks of over 4,100 builders. We also sell engineered building systems to various private labels. During fiscal 2007, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales.

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

We operate 16 facilities throughout North America and Monterey, Mexico for manufacturing and distributing engineered building systems. These facilities include seven facilities acquired in April 2006 as a result of the RCC acquisition and one facility acquired in January 2007 as a result of the acquisition of Garco Building Systems, Inc. (“Garco”). We closed our manufacturing facility in Ontario, Canada during the second quarter of fiscal 2007 but still maintain a sales, engineering and service center in Canada. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. From time-to-time, depending on our volume, we outsource to third-parties portions of our drafting requirements.

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

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. During fiscal 2007, we purchased approximately 26% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2007. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand decreased to $93.5 million at October 28, 2007 from $121.0 million at October 29, 2006, primarily due to the reduction of excess inventory, partially offset by an increase related to the acquisition of Garco.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. Our average cost of steel, based on the typical mix of products we purchased, increased approximately 11.1% between October 2005 and October 2006 and decreased approximately 3.9% between October 2006 and October 2007. Based on expected increases in iron ore, coke, steel scrap and ocean freight costs, steel prices could increase again in fiscal 2008. However, with total nonresidential construction demand expected to be 6% lower in 2008, steel suppliers may have difficulty raising prices in the market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel consignment inventory that remains in consignment after an agreed term, typically ranging from 30—60 days. For additional information about the risks of our raw material supply and pricing, see “Item 1A—Risk Factors.”

Backlog

At October 28, 2007, the total backlog of orders for our products we believe to be firm was $451.9 million. This compares with a total backlog for our products of $379.0 million at October 29, 2006. Backlog at October 28, 2007 and October 29, 2006 primarily consisted of engineered building systems orders in the amount of $447.3 million and $374.0 million, respectively. Job orders generally are cancelable by customers at any time for any reason. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We do not anticipate that any significant portion of this backlog will extend beyond one year.

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

We currently operate 44 facilities in 18 states and Mexico used for manufacturing of metal components and engineered building systems for the building industry, including four for our door operations. We believe this broad geographic penetration gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

Consolidation

Over the last several years, there has been consolidation in the metal coil coating, metal components and engineered building systems industries, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. For more information, see “—Acquisitions”.

In addition to consolidation within the metal coil coating, metal components and engineered building systems industries, in recent years there has been consolidation between those industries and steel producers. Several of our competitors have been acquired by steel producers, and further similar acquisitions are possible. For a discussion of the possible effects on us of such consolidations, see “Item 1A—Risk Factors.”

Acquisitions

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there are numerous opportunities for growth through consolidation in the metal buildings and components industry, and our goal is to continue to grow through strategic acquisitions, as well as organically.

In furtherance of this strategy, on January 31, 2007, we completed the purchase of substantially all the assets of Garco, which designs, manufactures and distributes steel building systems primarily for markets in northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. We expect that the addition of Garco will strengthen our presence in growth markets in the northwestern U. S. and western Canada. In addition to an established distribution and builders network, Garco has built a well-respected brand name. We also gain an advanced manufacturing facility, which is our first in the Northwest, a highly experienced operating team and a 33-acre site suitable for future expansion.

On April 7, 2006, we completed the acquisition of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. We have realized synergies as a result of this acquisition and expect to realize significant additional synergies going forward as we complete the integration of RCC. The specific areas that we are focused on include:

•	retaining and expanding our customer base with the addition of RCC’s builder network;

•	consolidating and leveraging our procurement activities for steel, paint and fasteners;

•	consolidating RCC’s light gauge painting requirements into our light gauge painting lines within our metal coil coating segment;

•	suspending RCC’s post painting process in favor of our pre-painted process within our metal coil coating segment;

•	selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial / industrial doors through RCC’s builder network;

•	rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub and spoke delivery system;” and

•	migrating RCC’s engineering systems to our engineered building systems business unit.

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

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of our waste;

•	requiring remedial action to mitigate certain environmental conditions that may have been caused by our operations or attributable to former operators; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

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

Employee Health and Safety. We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens.

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

Research and Development Costs

Total expenditures for research and development were $1.9 million, $1.7 million and $1.6 million for fiscal 2007, 2006 and 2005, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include panels, clips, purlins, and fasteners.

Employees

As of October 28, 2007, we had approximately 5,721 employees, of whom 3,768 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 9.9% of our workforce is represented by a collective bargaining agreement or union.

Item 1A.	Risk Factors.

Our businesses are cyclical, and we cannot predict the timing or severity of future economic or industry downturns.

The nonresidential construction industry is highly sensitive to national and regional economic conditions. From time to time, it has been adversely affected in various parts of the country by unfavorable economic conditions, low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. According to the MBMA, reported sales of engineered buildings systems by their members increased from $1.5 billion in 1993 to a high of approximately $2.5 billion in 2000, and then declined, as the economy slowed in 2002, to $1.8 billion. During fiscal 2004, 2005 and 2006, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories increased by 2.4%, 1.8% and 5.7%, respectively in square feet compared to their respective prior fiscal years. During fiscal 2007, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories declined by 4.4% in square feet compared to 2006. This industry decline contributed to a 3.4% decline in our total tons shipped, though we experienced the greatest impact in our metal components segment. We cannot predict the timing or severity of future economic or industry downturns. Any economic downturn, particularly in states where many of our sales are made, could have a material adverse effect on our results of operations and financial condition.

Our businesses are seasonal, and our results of operations during our first two fiscal quarters may be adversely affected by seasonality.

The metal components, engineered building systems and metal coil coating businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe weather conditions can delay construction projects and otherwise adversely affect our business.

Price volatility and supply constraints in the steel market could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During the second quarter of fiscal 2007, Nucor Corporation bought substantially all the shares of Harris Steel. We do not anticipate Nucor’s acquisition of Harris Steel to have an impact on our supply of steel, although consolidation in the steel industry may have the effect of increasing our raw material costs. We have not made steel purchases from Harris Steel in the previous five fiscal years. During fiscal 2007, we purchased approximately 26% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2007. A prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected. Alternative sources, however, including foreign steel are currently believed to be sufficient to maintain required deliveries.

We are subject to preference claims by one of our former steel suppliers.

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

Because we have air emissions, discharge wastewater, own and operate real property, and handle hazardous substances and solid waste, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal RCRA and comparable state laws that impose requirements for the discharge of waste from our facilities and (iii) the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. For more information about costs we have incurred for environmental matters in recent years, see “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

In addition, several of our competitors have recently been acquired by steel producers. Competitors owned by steel producers may have a competitive advantage on raw materials that we do not enjoy. Steel producers may prioritize deliveries of raw materials to such competitors or provide them with more favorable pricing, both of which could enable them to offer products to customers at lower prices or accelerated delivery schedules.

Our stock price has been and may continue to be volatile.

The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	deviations in our earnings from publicly disclosed forward-looking guidance;

•	changes in earnings estimates by analysts;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the metal components and engineered building systems industries;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.

During fiscal 2007, our closing stock price on the New York Stock Exchange ranged from a high of approximately $61 per share to a low of approximately $36 per share and after the end of our fiscal year, our trading price has declined further. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including our recently completed acquisition of RCC, involves a number of risks, including:

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

Our incurrence of additional debt, contingent liabilities and expenses in connection with our recent acquisition of RCC, or in connection with any future acquisitions, could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions.

We may not be able to service our debt, obtain future financing or may be limited operationally.

In connection with our acquisition activity, primarily for our acquisition of RCC in 2006, we have incurred debt. We may also incur additional debt from time to time to finance additional acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior secured credit agreement.

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

In addition, under the terms of our 2.125% convertible senior subordinated notes due 2024 (“Notes”), the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our debt, borrow money or conduct our operations. The conversion price of the Notes is $40.14 and the market price condition that triggers holders’ conversion rights is pegged to a stock price of $48.16. The conditions for conversion of the Notes were met in the calendar quarter ended June 30, 2007, but the conditions were not met in each of the calendar quarters ended March 31, 2007 and September 30, 2007;

therefore, our Notes may no longer be converted by the holders, at their option after September 30, 2007 until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive days of a calendar quarter or beginning on November 15, 2009. For more information regarding our Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

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

We are required to make mandatory payments on our existing senior secured credit agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt or equity securities, in each case subject to certain limitations and conditions set forth in our existing senior secured credit agreement. Our senior secured credit agreement also requires us to achieve specified financial and operating results and satisfy set financial tests relating to our consolidated net worth and our leverage, fixed charge coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, our senior secured credit agreement requires us to pay down our term loan to the extent we generate positive cash flow each fiscal year according to the terms of the agreement. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

The accounting method for convertible debt securities with net share settlement, like the 2.125% Convertible Senior Subordinated Notes, may be subject to change.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our Notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in the first half of calendar 2008. This Proposed FSP is expected to be effective as early as our fiscal year ended 2009, would not permit early application and would be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirement for the Notes, it should be noted that the amount reported as interest expense in our Consolidated Statement of Operations would increase significantly.

We are currently evaluating the proposed new rules and are evaluating the impact at this time. However, if the proposed FSP is adopted as it is proposed, we expect to have higher interest expense starting in fiscal 2009 due to the interest expense accretion and prior period interest expense associated with the Notes. The Notes would also reflect higher than previously reported interest expense due to retrospective application.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties.

As of October 28, 2007, we conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,975	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Lockeford, California	Engineered building systems(4)	155,533	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	68,809	Owned
Lithia Springs, Georgia	Metal components(3)	125,081	Owned
Douglasville, Georgia	Doors and related metal components	86,995	Owned
Marietta, Georgia	Metal coil coating	106,036	Leased
Tallapoosa, Georgia	Engineered building systems(9)	270,800	Leased
Mattoon, Illinois	Engineered building systems(2)	124,607	Owned
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	236,500	Owned
Mt. Pleasant, Iowa	Engineered building systems(4)	218,500	Owned
Oskaloosa, Iowa	Metal components(5)	63,476	Owned
Nicholasville, Kentucky	Metal components(5)	26,943	Owned
Big Rapids, Michigan	Metal components(5)	54,640	Owned
Columbus, Mississippi	Engineered building systems(4)	311,775	Owned
Jackson, Mississippi	Metal components(5)	171,790	Owned
Jackson, Mississippi	Metal coil coating	363,060	Owned
Hernando, Mississippi	Metal components(1)	102,752	Owned
Hernando, Mississippi	Engineered building systems(9)	32,500	Owned
Omaha, Nebraska	Metal components(5)	55,460	Owned
Rome, New York	Metal components(5)	83,500	Owned
Rocky Mount, North Carolina	Engineered building systems(4)	254,700	Owned
Oklahoma City, Oklahoma	Metal components(1)	61,986	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	227,341	Leased
Lexington, Tennessee	Engineered building systems(6)	147,500	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	252,788	Owned
Houston, Texas	Metal coil coating	36,509	Owned
Houston, Texas	Engineered building systems(4)	477,256	Owned
Houston, Texas	Engineered building systems(7)	144,680	Owned
Houston, Texas	Doors and related metal components	25,502	Owned
Houston, Texas	Sectional doors	55,939	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Stafford, Texas	Metal components(8)	153,600	Leased
Salt Lake City, Utah	Metal components(3)	93,508	Owned
Colonial Heights, Virginia	Metal components(1)	104,590	Owned
Spokane, Washington	Engineered building systems(4)	159,000	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,075	Owned

(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	End wall framing for engineered building systems.

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

Additionally, we own approximately 7 acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. Approximately 4,897 square feet of this facility is leased to a third party for a term of ten years with approximately two years remaining on the lease term. We also own approximately 5 acres of land at another location in Houston adjacent to one of our manufacturing facilities. We own approximately 15 acres of undeveloped land adjacent to our Garco facility in Spokane, Washington.

During fiscal 2007, we closed our manufacturing facility located in Hamilton, Ontario, and we sold the facility in August 2007. We also sold our Colonial Heights, Virginia facility in August 2007 and built a new, larger facility which was completed in July 2007. This facility is also located in Colonial Heights, Virginia. During fiscal 2003, we closed our manufacturing facility located in Southlake, Texas, which is currently under contract to be sold in January 2008. We have a new 31,500 square foot office building under construction in Irving, Texas that will replace our offices in Southlake, Texas. During fiscal 2002, we closed our manufacturing facility located in Chester, South Carolina, and we sold this facility in January 2007.

Item 3.	Legal Proceedings.

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

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Horizontal delineation concentrations in excess of applicable residential assessment levels have not been fully identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. We expect to perform further testing in the first quarter of fiscal 2008. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the first or second quarter of fiscal 2008. As of October 28, 2007, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

We have discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls at our Rocky Mount, NC facility. Although formal test results are still pending, it appears that surface concentrations of chromium may be present above the North Carolina’s “soil remediation goals.” Additional tests to determine the nature and extent of the contamination are expected to take place in the first or second quarter of fiscal 2008. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination. As of October 28, 2007, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson Company of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicated that over a thousand companies sent waste materials to the Frontier site from 1974 to 1992. At this time, it can not be determined whether H.H. Robertson sent waste materials to this Frontier site, whether NCI can be construed as a successor to H.H. Robertson, or whether potential liabilities with this site exceed applicable materiality thresholds. Furthermore, any share of alleged potential liability allocable to H.H. Robertson cannot be determined at this time, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

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

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 10, 2007, there were 84 holders of record and approximately 9,600 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our senior credit facility restrict our ability to do so.

Fiscal Year 2007 Quarter ended	High	Low	Fiscal Year 2006 Quarter ended	High	Low
January 28	$61.12	$49.74	January 29	$50.54	$40.08
April 29	$60.61	$45.38	April 30	$68.10	$48.65
July 29	$52.93	$47.81	July 30	$70.00	$47.31
October 28	$52.07	$36.35	October 29	$62.50	$45.80

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2007:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 30, 2007 to August 26, 2007	155,000	46.46	155,000	953,892
August 27, 2007 to September 23, 2007	166,700	44.96	166,700	787,192
September 24, 2007 to October 28, 2007	141,100	42.85	141,100	646,092
Total	462,800	44.82	462,800	646,092

(1)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During fiscal 2007, we repurchased 0.8 million shares of our common stock. At October 28, 2007, there were 0.6 million shares remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 2, 2002 to the end of the fiscal year ended October 28, 2007 with the cumulative total return on the New York Stock Exchange Index and the Hemscott Industry Group 634—General Building Materials, a peer group. The comparison assumes $100 was invested on November 2, 2002 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, notwithstanding any general incorporation by reference of this proxy statement into any other filed document.

Item 6.	Selected Financial Data.

The selected financial data for each of the three fiscal years ended October 28, 2007 and as of October 28, 2007 and October 29, 2006 has been derived from the audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 30, 2004 and as of October 29, 2005, October 30, 2004 and November 1, 2003 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Financial Statements and Supplementary Data.”

	2007	2006	2005	2004		2003
	In thousands, except per share data
Sales	$1,624,273	$1,570,482	$1,130,066	$1,084,863		$898,150
Net income	63,729	73,796	55,951	44,890	(1)	22,800
Earnings per share:
Basic	3.25	3.70	2.73	2.28		1.21
Diluted	3.06	3.45	2.68	2.24	(1)	1.20
Cash flow from operating activities	137,625	121,514	118,267	23,730		69,268
Total assets	1,343,058	1,299,701	990,219	786,426		713,160
Total debt	497,037	497,984	373,000	216,700		248,750
Stockholders’ equity	$539,696	$498,409	$444,144	$401,177		$331,751
Average common shares (assuming dilution)	20,793	21,395	20,857	19,996		18,969

(1)	Includes loss on debt refinancing of $9.9 million ($5.8 million after tax) in fiscal 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in fiscal year end effective for fiscal 2006 from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which added one calendar day to fiscal 2006, did not have a material impact on our results of operations.

In planning for fiscal 2007, we had expected our market to grow by 2% in line with McGraw-Hill’s forecast for 2007 of increases in new construction starts measured in square feet. However, the low-rise nonresidential market actually declined by 4.4% during our fiscal year. We expected to ship 10% more steel than 2006. Instead, we shipped 3% less tons but generated revenue growth of 3.4%. We had an excellent operating performance in our engineered building systems segment and good operating performance in our metal coil coating segment but could not overcome a weak result from our metal components segment.

During fiscal 2007, we were pleased with our ability to maintain or improve our profit margins, which enabled us to meet or exceed all our profit margin goals for the fiscal year, inspite of the decline in volumes. This margin performance was the result of the substantial operating margin improvement on third-party sales we produced in fiscal 2007 in our engineered building systems and metal coil coating segments versus fiscal 2006, along with the strong improvement in our metal components margin for the second half of fiscal 2007 compared with the first half of fiscal 2007. The operating progress inherent in this accomplishment reflected continued metal components segment commercial discipline and increasing synergies in the metal building systems segment resulting from the RCC acquisition. In addition, we experienced increasing favorable base-loading of our metal coil coating capacity and increased operating margin from increased intersegment sales primarily related to RCC.

We spent $42 million in capital expenditures, $15.4 million to acquire Garco and bought back 757,900 shares for $35.2 million. We ended the fiscal year with $75 million in cash.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. During fiscal 2007, McGraw-Hill estimated that low-rise new construction starts for buildings less than five stories declined by 4.4% in square feet. However, we were able to improve our consolidated gross margins to 24.8% in fiscal 2007 compared with 24.4% in fiscal 2006.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal year ended October 28, 2007, steel represented approximately 73% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the MBMA, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill’s construction forecast for 2008 indicates a total nonresidential construction reduction of 6% in square footage and 2% in dollar value.

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Sales	100.0%	100.0%	100.0%
Cost of sales Granted	75.2	75.6	75.3

Gross profit	24.8	24.4	24.7
Selling, general and administrative expenses	16.7	15.7	15.5

Income from operations	8.1	8.7	9.2
Interest income	0.0	0.3	0.5
Interest expense	(1.8)	(1.5)	(1.3)
Other income, net	0.1	0.1	0.1

Income before income taxes	6.4	7.6	8.5
Provision for income taxes	2.5	2.9	3.5

Net income	3.9%	4.7%	5.0%

SUPPLEMENTARY BUSINESS SEGMENT INFORMATION

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating, metal components and engineered building systems. All segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.

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

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments, (ii) building components provided by the metal components segment to the engineered building systems segment, and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 20 of our Consolidated Financial Statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	2007	%	2006	%	2005	%
Sales:
Metal coil coating	$272,543	17	$278,814	18	$232,648	20
Metal components	715,033	44	771,200	49	653,717	58
Engineered building systems	969,047	60	822,963	52	474,368	42
Intersegment sales	(332,350)	(21)	(302,495)	(19)	(230,667)	(20)

Total net sales	$1,624,273	100	$1,570,482	100	$1,130,066	100
Operating income:
Metal coil coating	$25,135	9	$24,948	9	$20,157	9
Metal components	60,265	8	91,998	12	76,410	12
Engineered building systems	101,798	11	71,962	9	47,678	10
Corporate	(56,259)	—	(51,621)	—	(39,775)	—

Total operating income (% of sales)	$130,939	8	$137,287	9	$104,470	9
Unallocated other expense	26,114		18,255		8,259

Income before income taxes	$104,825		$119,032		$96,211
Total assets as of fiscal year end 2007 and 2006:
Metal coil coating	$180,930	13	$193,050	15
Metal components	363,888	27	374,233	29
Engineered building systems	695,880	52	679,671	52
Corporate	102,360	8	52,747	4

Total assets	$1,343,058	100	$1,299,701	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

RESULTS OF OPERATIONS FOR FISCAL 2007 COMPARED TO FISCAL 2006

Consolidated sales for fiscal 2007 increased 3.4%, or $53.8 million, over fiscal 2006. This increase was primarily due to sales of $144.3 million and $26.7 million relating to the RCC and Garco acquisitions, respectively, partially offset by decreased tonnage volumes in the engineered building systems and metal components segments. Lower tonnage volumes in the engineered building systems and metal components segments in fiscal 2007 compared with fiscal 2006 were driven by softer demand for our products resulting from the 4.4% reduction in low-rise nonresidential square footage starts as reported by McGraw Hill.

Consolidated cost of sales increased 2.9% for fiscal 2007 as compared to fiscal 2006. Gross margins were 24.8% for fiscal 2007 compared to 24.4% for the prior year. The increase in the gross margin percentage was a result of increased margins at the engineered building systems and metal coil coating segments, partially offset by decreased margins at the metal components segment. The gross margins in our engineered building systems segment were higher due to increased sales volumes as a result of the RCC and Garco acquisitions and higher material costs which were effectively passed on to our customers. The metal coil coating segment margins were higher due to a change in product mix from package sales of coated steel products to tolling revenue for coating services and increased capacity utilization from increased intersegment sales volume. The lower margins in the metal components segment resulted from higher material costs, primarily steel costs, which were not entirely passed on to customers, particularly in the first half of fiscal 2007, and lower sales volumes produced over a fixed cost base.

Metal coil coating sales decreased $6.3 million to $272.5 million in fiscal 2007, compared to $278.8 million in the prior fiscal year. Sales to third parties for fiscal 2007 decreased 29.1% to $83.6 million from $117.9 million in the prior fiscal year, partially as a result of a shift in product mix from package sales of coated steel products to tolling revenue for coating services. This decrease was partially offset by an increase of $28.0 million in intersegment sales. Metal coil coating third-party sales accounted for 5.1% of total consolidated third-party sales in fiscal 2007 compared with 7.5% in fiscal 2006.

Operating income of the metal coil coating segment increased by 0.7% to $25.1 million, compared to $24.9 million in the prior fiscal year primarily due to increased gross margins as a result of the shift from package processing to toll processing. Toll processing sales produce higher margin dollars per ton versus package sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. As a percentage of segment sales, operating income in fiscal 2007 was 9.2% compared to 8.9% in fiscal 2006.

Metal components sales decreased $56.2 million to $715.0 million in fiscal 2007, compared to $771.2 million in the prior year. Sales were down primarily due to a 10.2% decrease in external tons shipped. This reduction was the result of the decrease in low-rise nonresidential construction starts in fiscal 2007 versus fiscal 2006 and particularly weak market conditions in the first half of fiscal 2007. Sales to third parties for fiscal 2007 decreased $57.5 million to $613.3 million from $670.8 million in prior year. This decrease was partially offset by a $1.3 million increase in intersegment sales. Metal components third-party sales accounted for 37.8% of total consolidated third-party sales in fiscal 2007 compared to 42.7% in fiscal 2006.

Operating income of the metal components segment decreased 34.5% in fiscal 2007 to $60.3 million, compared to $92.0 million in the same period of the prior year. This $31.7 million decrease resulted primarily from a $37.2 million decrease in gross profit, partially offset by a $5.5 million decrease in selling and administrative expenses. The decrease in gross profit resulted from the decrease in sales volume and margin compression, particularly in the first half of fiscal 2007, resulting from large amounts of steel inventory oversupply in the marketplace. The decrease in selling and administrative expenses was due to a decrease of $3.7 million in incentive compensation and related costs and decreases of other various expenses.

Engineered building systems sales increased $146.1 million to $969.0 million in fiscal 2007, compared to $823.0 million in the prior year’s period. Of this increase, sales of $144.3 million and $26.7 million were attributable to the RCC and Garco acquisitions, respectively, which were partially offset by a 14.7% decrease in external tons shipped. The decrease in volume resulted from the 4.4% decrease in nonresidential construction starts and our effort to improve gross margins by avoiding high volume, low margin projects. Sales to third parties for fiscal 2007 increased $145.6 million to $927.4 million from $781.8 million in the prior fiscal year. The remaining $0.5 million represents an increase in intersegment sales for fiscal 2007. Engineered building systems third-party sales accounted for 57.1% of total consolidated third-party sales in fiscal 2007 compared to 49.8% in fiscal 2006.

Operating income of the engineered building systems segment increased 41.4% in fiscal 2007 to $101.8 million, compared to $72.0 million in the prior fiscal year. This $29.8 million increase resulted from a $56.5 million increase in gross profit, partially offset by a $26.6 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $41.5 million of the increased gross profit and $24.0 million of increased selling and administrative costs. The recent Garco acquisition accounted for $7.3 million of the increased gross profit and $5.2 million of the increased selling and administrative costs. The increase in selling and administrative expenses was partially offset by a decrease in incentive compensation costs of $3.6 million.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $271.9 million in fiscal 2007 compared to $246.0 million in the prior fiscal year. Of this $25.8 million increase, $24.0 million and $5.2 million resulted from the recent RCC and Garco acquisitions, respectively. In addition, we experienced increases in consulting and professional costs of $1.7 million and increases of other various expenses. These increases were partially offset by a decrease of $9.6 million in incentive compensation costs. As a percentage of sales, selling, general and administrative expenses were 16.7% for fiscal 2007 as compared to 15.7% for fiscal 2006.

Consolidated interest income for fiscal 2007 decreased by 86.4% to $0.7 million, compared to $5.4 million for the prior fiscal year. This decrease was primarily due to excess cash being used for acquisitions and to pay down our borrowings and our purchases of our common stock on the open market.

Consolidated interest expense for fiscal 2007 increased by 15.7% to $28.8 million, compared to $24.9 million for the prior fiscal year. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition in April of 2006. In addition, during fiscal 2007, we temporarily utilized up to $44.0 million in borrowings on the revolving credit facility as compared to no amounts utilized during the same period in fiscal 2006. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for fiscal 2007 decreased 9.2% to $41.1 million, compared to $45.2 million for the prior fiscal year. The decrease was primarily due to a $14.2 million decrease in pre-tax earnings, partially offset by an increase in the effective tax rate. The effective tax rate for fiscal 2007 was 39.2% compared to 38.0% for the prior fiscal year. The effective tax rate increased primarily due to the new Texas margin tax and the increase in the valuation allowance related to the Canadian net operating loss carryover.

Diluted earnings per share for fiscal 2007 decreased 11.3% to $3.06 per diluted share, compared to $3.45 per diluted share for the prior fiscal year. The decrease was primarily due to a $10.1 million decrease in net income, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. During fiscal 2007, we repurchased 0.8 million shares of common stock which correspondingly reduced the weighted average shares outstanding in the diluted earnings per share calculation. The dilution effect of the Notes was $0.15 per share in fiscal 2007 compared to $0.18 per share in fiscal 2006.

RESULTS OF OPERATIONS FOR FISCAL 2006 COMPARED TO FISCAL 2005

Consolidated sales for fiscal 2006 were $1.6 billion compared with $1.1 billion for fiscal 2005. Sales were up 39.0%, or $440.4 million. Of this increase, $286.6 million was a result of the RCC acquisition, and the remainder resulted primarily from increased tonnage volumes in all three segments. Higher tonnage volumes were driven by an improving market for nonresidential construction.

Consolidated cost of sales increased 39.6% for fiscal 2006 to $1,187.2 million, compared with $850.7 million for fiscal 2005. Gross margins were 24.4% for fiscal 2006 compared to 24.7% for the same prior year period. The decrease in gross margin percentage was a result of decreased margins at the engineered building systems segment, partially offset by increased margins at the metal coil coating and metal components segments. The gross margins for engineered building systems were lower due to the presence of large low margin structural projects and a higher number of lower margin higher complexity projects compared to prior periods as well as higher material costs, which were not fully passed on to customers. The higher margins in the metal components segment resulted from higher sales volume driven by higher third-party sales over a fixed manufacturing cost base and increased sales prices. The metal coil coating margins were higher due to a larger increase in sales prices over material costs as well as a change in product mix.

Metal coil coating sales increased $46.2 million to $278.8 million in fiscal 2006, from $232.6 million in the prior fiscal year. Sales to third parties for fiscal 2006 increased $7.1 million to $117.9 million, from $110.8 million in the prior fiscal year. The remaining increase of $39.1 million represents an increase in intersegment sales to $160.9 million for fiscal 2006 from $121.9 million in the prior fiscal year. Metal coil coating third-party sales accounted for 7.5% of total consolidated third-party sales in fiscal 2006 compared with 9.8% in fiscal 2005.

Operating income of the metal coil coating segment increased by 23.8% to $24.9 million, compared to $20.2 million in the prior fiscal year primarily due to increased gross margin. The increase in gross margin primarily resulted from increased sales prices over material costs as well as a change in product mix. In addition, operating income during the third quarter benefited from a $1.1 million property tax reduction. As a percentage of segment sales, operating income in fiscal 2006 was 8.9% compared to 8.7% in fiscal 2005.

Metal components sales increased $117.5 million to $771.2 million in fiscal 2006, compared to $653.7 million in the prior year. Sales were up primarily due to a 17.4% increase in external tons shipped. Sales to third parties for fiscal 2006 increased $103.8 million to $670.8 million from $567.0 million in prior year. The remaining $13.7 million represents an increase in intersegment sales. Metal components third-party sales accounted for 42.7% of total consolidated third-party sales in fiscal 2006 compared to 50.2% in fiscal 2005.

Operating income of the metal components segment increased 20.4% in fiscal 2006 to $92.0 million, compared to $76.4 million in the same period of the prior year. This $15.6 million increase resulted primarily from a $24.9 million increase in gross profit, partially offset by a $9.3 million increase in selling and administrative expenses. Of the increased costs, $2.7 million resulted from increased variable selling costs on higher sales activity and $1.8 million resulted from the inclusion of Heritage Building Systems (“Heritage”) and Steelbuilding.com, Inc. (“Steelbuilding.com”) for the full period in 2006 as compared to a partial period in the prior year. The remaining increase resulted from primarily $1.8 million in higher bonus and incentive expenses over prior fiscal year and an increase of $1.5 million in bad debt expense over prior fiscal year.

Engineered building systems sales increased $348.6 million to $823.0 million in fiscal 2006, compared to $474.4 million in the prior year’s period. Of the increase, $286.6 million was attributable to the RCC acquisition and the remainder resulted primarily from a 10.1% increase in external tons shipped from our legacy operations. Sales to third parties for fiscal 2006 increased $329.5 million to $781.8 million from $452.3 million in the prior fiscal year. The remaining $19.1 million represents an increase in intersegment sales for fiscal 2006. Engineered building systems third-party sales accounted for 49.8% of total consolidated third-party sales in fiscal 2006 compared to 40.0% in fiscal 2005.

Operating income of the engineered building systems segment increased 50.9% in fiscal 2006 to $72.0 million, compared to $47.7 million in the prior fiscal year. This $24.3 million increase resulted from a $75.2 million increase in gross profit, partially offset by a $50.8 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $41.9 million of the increase in selling and administrative costs. The remaining increase in expenses was primarily due to an increase of $5.1 million in variable engineering and selling expenses on higher sales activity, an increase of $1.5 million in 401(k) and health benefit costs, an increase of $1.4 million in bonus expense and a $1.0 million increase due to a prior period benefit of a settlement of a suit against a former employee.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $246.0 million in fiscal 2006 compared to $174.9 million in the prior fiscal year. Of this $71.1 million increase, $41.9 million resulted from the recent RCC acquisition, $6.8 million was the result of increased bonus and incentive expense on increased earnings, $5.6 million resulted from increased variable selling costs, $3.9 million resulted from an increase in engineering expenses on increased sales activity and $3.4 million resulted from an increase in share-based compensation expense related primarily to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123(R). The remaining increase was primarily the result of $1.8 million from the inclusion of Heritage and Steelbuilding.com for the full first quarter of 2006 as compared to only part of the corresponding quarter in 2005, $1.7 million higher information technology spending, a $1.6 million increase due to a prior period benefit of a settlement of a suit against a former employee and higher bad debt expense of $1.5 million over an unusually low prior year and was partially offset by a $1.4 million reduction in contract labor related to Sarbanes-Oxley compliance. In addition to these items, we experienced general increases in administrative costs resulting from the on-going implementation of Oracle 11i and the continuing costs of complying with the Sarbanes-Oxley Act of 2002. As a percentage of sales, selling, general and administrative expenses were 15.7% for fiscal 2006 as compared to 15.5% for fiscal 2005.

Consolidated interest expense for fiscal 2006 increased by 72.3% to $24.9 million, compared to $14.5 million for the prior fiscal year. This increase was primarily due to the increase in borrowings of $200.0 million to complete the RCC acquisition and substantial increases in interest rates on variable rate borrowings under our senior secured credit facility. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for fiscal 2006 increased 12.4% to $45.2 million, compared to $40.3 million for the prior fiscal year. The increase was primarily due to a $22.8 million increase in pre-tax earnings, partially offset by a decrease in the effective tax rate from 41.8% for fiscal 2005 to 38.0% for fiscal 2006. The decrease in the effective tax rate was in large part due to non-recurring adjustments made in fiscal 2005 and the effect of the recently enacted production activities deduction which is expected to be approximately $3.1 million for the year. In addition, approximately $0.5 million of non-recurring adjustments were made during fiscal 2006 related to state tax matters, which reduced the effective tax rate for 2006.

Diluted earnings per share for fiscal 2006 increased 28.7% to $3.45 per diluted share, compared to $2.68 per diluted share for the prior fiscal year. The increase was primarily due to a $22.8 million increase in net income, partially offset by an increase in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. During fiscal 2006, we repurchased 0.8 million shares of common stock which correspondingly reduced the weighted average shares outstanding in the diluted earnings per share calculation. However, these reductions were more than offset by the number of shares assumed to be converted and outstanding as if the holders of our Notes had converted the Notes at the average 2006 share price, which increased the assumed shares outstanding by 1.1 million shares. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the diluted earnings per share calculation because our average stock trading price had exceeded the $40.14 conversion threshold.

LIQUIDITY AND CAPITAL RESOURCES

General

On October 28, 2007, we had working capital of $129.6 million compared to $132.0 million at the end of fiscal 2006, a $2.4 million decrease. Our cash and cash equivalents increased $50.0 million to $75.1 million at the end of fiscal 2007 from $25.0 million at October 29, 2006. The increase primarily resulted from $137.6 million of cash provided by operating activities. This increase was partially offset by $56.4 million of cash used in investing activities and $31.6 million of cash used in financing activities due to the borrowings and repayments on the revolving line of credit and stock repurchases. The cash provided by operating activities was positively impacted by a $36.8 million decrease in current assets and a $2.2 million increase in current liabilities from the end of fiscal 2006. The decrease in current assets is related to decreases in inventory and accounts receivable. The increase in current liabilities is related to the increase in accounts payable, partially offset by a decrease in other current liabilities. The cash used in investing activities was primarily related to $42.0 million used for capital expenditures primarily related to land and building, an equipment lease buyout, computer software and equipment. In addition, we paid $20.1 million in cash related to the Garco and RCC acquisitions.

We invest our excess cash in commercial paper with maturities up to 90 days and with a rating of not less than A-1 or P-1.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation requires that $21.4 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $21.4 million of our term loan has been classified as a current obligation at October 28, 2007. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At October 28, 2007 and October 29, 2006, letters of credit totaling approximately $14.1 million and $15.9 million, respectively, were outstanding under the revolving credit facility. At both October 28, 2007 and October 29, 2006, $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2008.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. After May 1, 2008 the senior debt ratio will change to a maximum ratio of 2.75 to 1 and the interest coverage ratio minimum will change to 5.0 to 1. The leverage ratio will remain the same. At October 28, 2007, our interest coverage, leverage, and senior debt ratios were 6.32, 2.89 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

At October 28, 2007 and October 29, 2006, we had approximately $110.9 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $14.1 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit at both October 28, 2007 and October 29, 2006. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

Notes. In November 2004, we completed an offering of $180 million aggregate principal amount of Notes with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. For more information, see Note 12 to our Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data”. The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both October 28, 2007 and October 29, 2006, $180 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in each of the 30 consecutive trading day period ended June 30, 2007, but our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day periods ended March 31, 2007 and September 30, 2007. Therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or beginning on November 15, 2009.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in the first half of calendar 2008. This Proposed FSP is expected to be effective as early as our fiscal year ended 2009, would not permit early application and would be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, it should be noted that the amount reported as interest expense in our Consolidated Statement of Operations would increase significantly.

We are currently evaluating the proposed new rules and are evaluating the impact at this time. However, if the Proposed FSP is adopted as it is proposed we expect to have higher interest expense starting in fiscal 2009 due to the accretion of the discounted carrying value of the Notes to their face amount. The Notes would also reflect higher than previously reported interest expense due to retrospective application.

Interest Rate Swap

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of our $400 million variable rate Term Loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and will further decrease on each of October 14, 2008 and October 13, 2009 to $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

We designated our Swap Agreement as a cash flow hedge, as defined by SFAS 133. The fair value of the Swap Agreement, which is adjusted quarterly, is recorded in other long-term liabilities in the Consolidated Balance Sheet and the unrealized loss is recorded in other comprehensive income. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge.

The fair value of the Swap Agreement, excluding accrued interest, at October 28, 2007 and October 29, 2006, was a liability of approximately $3.2 million and $2.3 million, respectively. Fair value estimates presented for the Swap Agreement were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve. The Swap Agreement resulted in $0.3 million additional interest expense during fiscal 2007.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth and fund planned capital expenditures of approximately $45 million for fiscal 2008 and expansion when needed.

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

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During fiscal 2007, we repurchased 757,900 shares for an aggregate cost of $35.2 million.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

On January 31, 2007, we completed the purchase of substantially all the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $17.2 million, comprised of $15.4 million in cash and $1.8 million in common stock.

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Our average cost of steel, based on the typical mix of products we purchased, increased approximately 11.1% between October 2005 and October 2006 and decreased approximately 3.9% between October 2006 and October 2007. Based on expected increases in iron ore, coke, steel scrap and ocean freight costs, steel prices could increase again in fiscal 2008. However, with total nonresidential construction demand expected to be 6% lower in 2008, steel suppliers may have difficulty raising prices in the market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2007, we purchased approximately 26% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2007. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries. For additional information about the risks of our raw material supply and pricing, see “Item 1A—Risk Factors.”

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 28, 2007, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our known contractual obligations as of October 28, 2007 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt	$497,037	$22,312	$294,725	$—	$180,000	(5)
Interest payments on debt(1)	118,701	24,716	39,839	7,736	46,410
Operating leases	21,338	8,043	9,368	2,072	1,855
Rebate obligations(2)	12,257	12,257	—	—	—
Other purchase obligations(3)	9,054	3,972	4,951	131	—
Other long-term obligations(4)	7,411	976	1,590	1,345	3,500

Total contractual obligations	$665,798	$72,276	$350,473	$11,284	$231,765

(1)	Interest payments were calculated based on the stated interest rate for fixed rate obligations and rates in effect at October 28, 2007 for variable rate obligations and the interest rate swap.
(2)

Includes purchase requirements under a supply agreement containing a prepaid rebate program terminable at will. If we terminate the contract prior to the purchase of a specified volume, we must reimburse the vendor for the unearned portion of a prepaid rebate. At October 28, 2007, the remaining unearned rebate is approximately $4.1 million.

(3)

Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term, typically ranging from 30—60 days. Consignment inventory at October 28, 2007 is estimated to be approximately $49 million.
(4)	Includes contractual payments to or on behalf of former executives and projected supplemental retirement benefits for certain of our current executive officers.
(5)

Prior to maturity in November 2024, our Notes may be converted when our stock price exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or beginning November 15, 2009. Beginning on November 20, 2009, we may redeem any of the Notes at any time, or from time to time, in whole or in part, at a redemption price of 100% of their principal amount, plus accrued and unpaid interest.

CONTINGENT LIABILITIES AND COMMITMENTS

We are required to have standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for worker’s compensation, general liability and auto claims. For all insurance carriers, the total standby letters of credit are approximately $14.1 million and $15.9 million at October 28, 2007 and October 29, 2006, respectively. We also have a total of $50 million available for letters of credit under our current senior secured credit facility.

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

Insurance accruals. We are self insured for a substantial portion of the cost of employee group health insurance and for the cost of workers’ compensation benefits and general liability and automobile claims. We purchase insurance from third parties that provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as general and administrative expenses in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and benefits during the period an employee is unable to work. These accruals are developed using third party estimates of the expected cost and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities. For general liability and automobile claims, accruals are developed based on third party estimates of the expected cost to resolve each claim based on industry statistics and the nature and severity of the claim and include estimates for IBNR claims, taxes and administrative fees. This statistical information is trended to provide estimates of future expected costs based on factors developed from our experience of actual claims cost compared to original estimates.

We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% in the lag assumption would result in a financial impact of $0.3 million.

Share-Based Compensation. Prior to October 30, 2005, we accounted for stock option plans using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”) under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes and continues to be provided for the period prior to fiscal 2006. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that would be recorded under the fair value based method described in the following paragraphs.

Effective October 30, 2005, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123(Revised), Share-Based Payment, (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in fiscal 2006 and beyond includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

The fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% to 10% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future.

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

Income taxes. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial as well as Mexican federal jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At October 29, 2006, we established a full valuation allowance in the amount of $2.8 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary. This valuation allowance was increased to $4.6 million at October 28, 2007 as a result of additional tax losses incurred in fiscal 2007.

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

In connection with the acquisition of Garco, we recorded intangible assets for trade names, backlog, customer relationships and non-competition agreements in the amount of $0.8 million, $0.7 million, $2.5 million and $1.8 million, respectively. All Garco intangible assets are amortized on a straight-line basis over their expected useful lives. Garco’s trade names are being amortized over 15 years based on our expectation of our use of the trade names. Garco’s backlog is being amortized over one year because items in Garco’s backlog are expected to be delivered within one year. Garco’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. Garco’s non-competition agreements are being amortized over their agreement terms of five years.

In connection with the acquisition of RCC, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We annually assess impairment of our non-amortizing intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s backlog was being amortized over one year because items in RCC’s backlog are expected to be delivered within one year. RCC’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 4—Acquisitions in the Notes to Consolidated Financial Statements, for additional information.

We have recorded approximately $277.3 million of goodwill as a result of the RCC acquisition. Goodwill of $17.0 million, $17.8 million and $242.5 million has been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually, including the goodwill of RCC, as prescribed by SFAS No. 142. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Allowance for doubtful accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2007, 2006 and 2005, we established new reserves for doubtful accounts of $0.3 million, $2.0 million and $0.3 million, respectively. Additionally, in each of the three fiscal years ended October 28, 2007, we wrote off uncollectible accounts of $5.9 million, $1.9 million and $1.3 million, respectively, all of which had been previously reserved.

Contingencies. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation and environmental matters. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. We do not believe that the adoption of this pronouncement will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement in our fiscal year that begins November 2, 2009. We are currently evaluating the impact of adopting SFAS 141(R).

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 159 but currently do not intend to adopt this optional accounting pronouncement.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are continuing to evaluate the impact of adopting this pronouncement, but we believe that the adoption of this pronouncement will increase our tax accruals between $0.2 million and $0.6 million on October 29, 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 28, 2007, steel constituted approximately 73% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Our average cost of steel, based on the typical mix of products we purchased, increased approximately 11.1% between October 2005 and October 2006 and decreased approximately 3.9% between October 2006 and October 2007. Based on expected increases in iron ore, coke, steel scrap and ocean freight costs, steel prices could increase again in fiscal 2008. However, with total nonresidential construction demand expected to be 6% lower in 2008, steel suppliers may have difficulty raising prices in the market. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2007, we purchased approximately 26% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2007. A prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 73% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $8.9 million for our fiscal year ended October 28, 2007. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 28, 2007, we had $315.0 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.7 million on an annual basis. At October 28, 2007, the fair value of our fixed rate debt was approximately $203.0 million compared to the face value of $180.0 million. At October 29, 2006, the fair value of our fixed rate debt was approximately $292.7 million compared to the face value of $180.0 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 10 to the Consolidated Financial Statements, we have effectively converted $160 million of our $315 million term loan outstanding on our $400 million Term Loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At October 28, 2007 and October 29, 2006, the notional amount of the Swap Agreement was $145 million and $160 million, respectively.

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

See Note 9 to the Consolidated Financial Statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of October 28, 2007. Weighted-average variable rates are based on LIBOR rates at October 28, 2007, plus applicable margins.

	Scheduled Maturity Date(a) (in millions, except interest rate percentages)							Fair Value
	2008	2009	2010	2011	2012	Thereafter	Total	10/28/07
Total Debt:
Fixed Rate(b)	$1	$1	—	—	—	$180	$182	$205
Interest Rate	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%	2.1%
Variable Rate	$22	—	$293	—	—	—	$315	$315
Average interest rate	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%	6.9%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Fixed rate date excludes the Swap Agreement.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gains included in other comprehensive income for the fiscal years ended October 28, 2007 and October 29, 2006 were $244,000 and $86,000, respectively.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the remeasurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for fiscal years ended October 28, 2007, October 29, 2006 and October 29, 2005 were $(298,100), $500 and $37,900, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 28, 2007. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 28, 2007, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of October 28, 2007. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of October 28, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited NCI Building Systems Inc. (“the Company”)’s internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 28, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 28, 2007 and October 29, 2006 and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended October 28, 2007 of the Company and our report dated December 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 19, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of October 28, 2007 and October 29, 2006, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended October 28, 2007. Our audits also included the financial statements schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of October 28, 2007 and October 29, 2006, and the consolidated results of its operations, its cash flows and comprehensive income for each of the three years in the period ended October 28, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 18 to the consolidated financial statements, effective October 28, 2007, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, respectively. Also, as discussed in Note 2 to the consolidated financial statements, effective October 30, 2005, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 28, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 19, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 19, 2007

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

(In thousands, except per share data)

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Sales	$1,624,273	$1,570,482	$1,130,066
Cost of sales	1,221,463	1,187,151	850,699

Gross profit	402,810	383,331	279,367
Selling, general and administrative expenses	271,871	246,044	174,897

Income from operations	130,939	137,287	104,470
Interest income	738	5,432	5,019
Interest expense	(28,829)	(24,915)	(14,459)
Other income, net	1,977	1,228	1,181

Income before income taxes	104,825	119,032	96,211
Provision for income taxes	41,096	45,236	40,260

Net income	$63,729	$73,796	$55,951

Earnings per share:
Basic	$3.25	$3.70	$2.73

Diluted	$3.06	$3.45	$2.68

Weighted average shares outstanding:
Basic	19,582	19,959	20,501
Diluted	20,793	21,395	20,857

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	October 28, 2007	October 29, 2006
ASSETS
Current assets:
Cash and cash equivalents	$75,054	$25,038
Accounts receivable, net	158,435	163,814
Inventories, net	137,725	160,208
Deferred income taxes	23,439	18,322
Prepaid expenses and other	16,760	15,522

Total current assets	411,413	382,904
Property, plant and equipment, net	261,647	252,580
Goodwill	616,246	614,461
Intangible assets, net	43,909	41,647
Other assets, net	9,843	8,109

Total assets	$1,343,058	$1,299,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,312	$947
Accounts payable	130,161	116,028
Accrued compensation and benefits	56,895	53,024
Accrued interest	5,758	3,095
Other accrued expenses	66,645	77,818

Total current liabilities	281,771	250,912

Long-term debt	474,725	497,037
Deferred income taxes	43,638	47,626
Other long-term liabilities	3,228	5,717

Total long-term liabilities	521,591	550,380

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 22,129,236 and 21,793,914 shares issued in 2007 and 2006, respectively; and 19,538,832 and 19,977,398 shares outstanding in 2007 and 2006, respectively	221	218
Additional paid-in capital	191,047	175,121
Retained earnings	462,444	403,125
Accumulated other comprehensive income (loss)	357	(1,804)
Treasury stock, at cost, (2,590,404 shares and 1,816,516 shares in 2007 and 2006, respectively)	(114,373)	(78,251)

Total stockholders’ equity	539,696	498,409

Total liabilities and stockholders’ equity	$1,343,058	$1,299,701

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Cash flows from operating activities:
Net income	$63,729	$73,796	$55,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,535	31,089	24,488
Share-based compensation expense	8,610	7,161	3,684
Loss (gain) on sale of property, plant and equipment	(814)	(52)	134
Provision for inventory obsolescence	696	—	602
Provision for doubtful accounts	330	2,004	273
(Benefit) provision for deferred income taxes	(7,090)	(3,179)	2,356
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,753	(15,216)	14,547
Inventories	28,020	(5,940)	26,227
Prepaid expenses and other	(957)	(5,501)	(1,983)
Accounts payable	12,978	32,091	(8,239)
Accrued expenses	(10,815)	4,934	227
Other, net	(2,350)	327	—

Net cash provided by operating activities:	137,625	121,514	118,267

Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,086)	(366,598)	(27,399)
Capital expenditures	(42,041)	(27,056)	(19,524)
Proceeds from sale of property, plant and equipment	6,696	285	2,196
Other, net	(932)	23	(1,078)

Net cash used in investing activities:	(56,363)	(393,346)	(45,805)

Cash flows from financing activities:
Proceeds from stock options exercised	3,923	8,518	9,362
Excess tax benefits from share-based compensation arrangements	1,596	4,180	—
Issuance of convertible debt	—	—	180,000
Issuance of long-term debt	—	200,000	—
Borrowings on revolving lines of credit	90,500	—	—
Payments on revolving lines of credit	(90,500)	—	(16,700)
Payments on long-term debt	(947)	(78,511)	(7,000)
Payment of refinancing costs	(75)	(594)	(4,954)
Purchase of treasury stock	(36,122)	(37,572)	(40,676)

Net cash (used in) provided by financing activities:	(31,625)	96,021	120,032

Effect of exchange rate changes on cash and cash equivalents	379	133	—
Net increase (decrease) in cash and cash equivalents	50,016	(175,678)	192,494
Cash and cash equivalents at beginning of period	25,038	200,716	8,222

Cash and cash equivalents at end of period	$75,054	$25,038	$200,716

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, October 30, 2004	20,344,752	$204	$127,598	$273,378	$—	(229)	$(3)	$401,177
Treasury stock purchases	—	—	—	—	—	(1,063,000)	(40,676)	(40,676)
Common stock issued for stock option exercises	467,422	4	9,353	—	—	—	—	9,357
Tax benefit from employee stock incentive plan	—	—	3,369	—	—	—	—	3,369
Common stock issued for contribution to 401(k) plan	135,805	1	4,916	—	—	—	—	4,917
Issuance of restricted stock	260,951	3	(1)	—	—	—	—	2
Share-based compensation	—	—	3,684	—	—	—	—	3,684
Stock issued for acquisition	199,767	2	6,361	—	—	—	—	6,363
Net income	—	—		55,951	—	—	—	55,951

Balance, October 29, 2005	21,408,697	$214	$155,280	$329,329	$—	(1,063,229)	$(40,679)	$444,144
Treasury stock purchases	—	—	—	—	—	(753,287)	(37,572)	(37,572)

Common stock issued for stock option exercises	367,185	4	8,500	—	—	—	—	8,504

Tax benefit from employee stock incentive plan	—	—	4,180	—	—	—	—	4,180
Issuance of restricted stock	18,032	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,804)	—	—	(1,804)
Share-based compensation	—	—	7,161	—	—	—	—	7,161
Net income	—	—	—	73,796	—	—	—	73,796

Balance, October 29, 2006	21,793,914	$218	$175,121	$403,125	$(1,804)	(1,816,516)	$(78,251)	$498,409
Cumulative effect of adopting SAB 108, net of taxes (Note 3)	—	—	—	(4,410)	—	—	—	(4,410)
Treasury stock purchases	—	—	—	—	—	(773,888)	(36,122)	(36,122)
Common stock issued for stock option exercises	109,233	1	3,922	—	—	—	—	3,923
Tax benefit from employee stock incentive plan	—	—	1,596	—	—	—	—	1,596
Issuance of restricted stock	190,641	2	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	—	142	—	—	142
Share-based compensation	—	—	8,610	—	—	—	—	8,610
Shares issued for acquisition	35,448	—	1,800	—	—	—	—	1,800
Adoption of SFAS 158, net of taxes (Note18)	—	—	—	—	2,019	—	—	2,019
Net income	—	—	—	63,729	—	—	—	63,729

Balance, October 28, 2007	22,129,236	$221	$191,047	$462,444	$357	(2,590,404)	$(114,373)	$539,696

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Comprehensive income:
Net income	$63,729	$73,796	$55,951
Other comprehensive income (loss), net of tax:
Foreign exchange translation adjustments (net of income tax of $135 in 2007 and $47 in 2006)	244	86	—
Unrecognized actuarial loss on pension obligation (net of income tax of $(290) in 2007 and $290 in 2006)	454	(454)	—
Change in fair value of interest rate swap (net of income tax of $357 in 2007 and $879 in 2006)	(556)	(1,436)	—

Other comprehensive income (loss)	142	(1,804)	—

Comprehensive income	$63,871	$71,992	$55,951

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

1. NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us” or “our”) is North America’s largest integrated manufacturer and marketer of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. On December 22, 2005, our Board of Directors adopted a change in our fiscal year end, effective for fiscal 2006, from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which effectively added one calendar day to fiscal 2006, did not have a material impact on our results of operations. The year end for fiscal 2007 is October 28, 2007.

In fiscal 2008, our year end will be November 2, 2008 which is the Sunday closest to October 31. As a result, the fourth quarter of the fiscal year will include an additional week of operating activity.

We aggregate our operations into three reportable business segments: metal coil coating, metal components and engineered building systems. We base this aggregation on similarities in product lines, manufacturing processes, marketing and how we manage our business. We market the products in each of our business segments nationwide through a direct sales force and, in the case of our engineered building systems segment, through authorized builder networks.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. This allowance was $9.0 million and $15.2 million at October 28, 2007 and October 29, 2006, respectively.

(d) Inventories. Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using specific identification or the weighted-average method for steel coils and other raw materials. Allowance for inventory obsolescence was $4.4 million and $3.7 million at October 28, 2007 and October 29, 2006, respectively.

The components of inventory are as follows (in thousands):

	October 28, 2007	October 29, 2006
Raw materials	$93,464	$121,024
Work in process and finished goods	44,261	39,184

	$137,725	$160,208

During fiscal 2007, we purchased approximately 26% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2007.

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

Depreciation expense for fiscal 2007, 2006 and 2005 was $29.3 million, $27.5 million and $23.5 million, respectively. Of this depreciation expense, $4.3 million, $5.6 million and $4.0 million was related to software depreciation for fiscal 2007, 2006 and 2005, respectively.

Property, plant and equipment consists of the following (in thousands):

	October 28, 2007	October 29, 2006
Land	$23,606	$23,647
Buildings and improvements	159,747	148,919
Machinery, equipment and furniture	223,751	208,018
Transportation equipment	3,618	3,617
Computer software and equipment	64,229	56,574

	474,951	440,775
Less accumulated depreciation	(213,304)	(188,195)

	$261,647	$252,580

Estimated useful lives for depreciation are:

Buildings and improvements	10 – 39 years
Machinery, equipment and furniture	3 – 10 years
Transportation equipment	5 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost (“SFAS 34”). For fiscal 2007 and 2006, the total amount of interest capitalized was $0.7 million and $0.3 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(f) Goodwill and Other Intangible Assets. We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by the SFAS 142, Goodwill and Other Intangible Assets. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business and significant negative industry or economic trends. See Note 11.

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

(h) Cost of sales. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense. Purchasing costs were $3.7 million, $1.4 million and $1.3 million and engineering and drafting costs were $50.0 million, $39.7 million and $22.6 million in each of fiscal 2007, 2006, and 2005, respectively. Approximately $3.8 million and $3.5 million of these selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2007 and 2006, respectively.

(i) Warranty. We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single SourceTM, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single SourceTM warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty.

(j) Insurance. Group medical insurance is purchased through United Healthcare and Blue Cross Blue Shield. Both plans are managed care point-of-service plans using these carriers’ networks to receive discounts through negotiated rates with network providers. The benefits provided by these medical plans are self-insured for the first $250,000 of each claim. These plans utilize stop-loss reinsurance to pay claims in excess of the stop loss amount of $250,000 per claim. Claims are administered by the respective carriers. Property and casualty insurance is purchased for workers compensation, general liability, and auto liability exposures. We use deductible programs to limit catastrophic claims. The deductible is $500,000 per occurrence for workers compensation and $250,000 per occurrence for general liability, property, and auto liability. The carrier pays all claims in excess of the deductibles. Umbrella coverage is purchased to insure against any claims that would exceed the aggregate limits for each coverage. We utilize a third-party claims administrator to manage all claims.

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

(k) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $7.4 million, $6.1 million and $4.7 million in fiscal 2007, 2006 and 2005, respectively.

(l) Impairment of Long-Lived Assets. We assess impairment of property plant, and equipment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. We had no impairments in fiscal 2007, 2006 or 2005.

(m) Share-Based Compensation. Prior to October 30, 2005, we accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, (“APB 25”) and related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation, (“SFAS 123”), under which no compensation expense was recognized for stock option grants. Accordingly, share-based compensation related to our stock options was included as a pro forma disclosure in the financial statement footnotes. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value based method used beginning October 30, 2005, as described in the following paragraphs.

Effective October 30, 2005, we adopted the fair value recognition provisions of SFAS 123(Revised), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective method. Under this transition method, compensation cost recognized in fiscal 2006 and beyond includes: a) compensation cost for all share-based payments granted through October 29, 2005, but for which the requisite service period had not been completed as of October 29, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to October 29, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 30, 2005, our earnings before income taxes and net earnings for the fiscal year ended October 28, 2007 were $2.7 million and $1.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Our earnings before income taxes and net earnings for the fiscal year ended October 29, 2006 were $3.4 million and $2.1 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the fiscal year ended October 28, 2007 would have been $0.09 and $0.08 higher, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $3.25 and $3.06, respectively. Basic and diluted earnings per share for the fiscal year ended October 29, 2006 would have been $0.10 higher if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $3.70 and $3.45, respectively.

Prior to the adoption of SFAS 123(R), we presented all tax benefits of deductions resulting from the exercise of options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $1.6 million and $4.2 million excess tax benefit classified as a financing cash inflow for the fiscal years ended October 28, 2007 and October 29, 2006, respectively, would have been classified as an operating cash inflow if we had not adopted SFAS 123(R). For the fiscal year ended October 29, 2005, the excess tax benefit related to the exercise of stock options classified as an operating cash flow was $3.4 million.

Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded pretax compensation expense relating to restricted stock awards of $5.9 million, $3.7 million and $3.7 million for fiscal 2007, 2006 and 2005, respectively.

If compensation expense for grants to employees under our long-term incentive plans had been recognized using the fair value method of accounting under SFAS 123 rather than the intrinsic value method under APB 25, net income and earnings per share would have been reduced to the pro forma amounts below for the fiscal year ended October 29, 2005 (in thousands, except per share data):

Fiscal Year Ended October 29, 2005
Reported net income	$55,951
Add back: Share-based employee compensation expense included in reported net income, net of tax(1)	2,395
Deduct: Share-based employee compensation expense determined under the fair value based method for all awards, net of tax	(7,690)

Pro forma net income	$50,656

Basic Earnings per share
As reported	$2.73

Pro forma	$2.47

Diluted Earnings per share
As reported	$2.68

Pro forma	$2.43

(1)	Amount represents the after-tax compensation cost for restricted stock grants.

(n) Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(o) Foreign Currency Re-measurement and Translation. In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) are reflected in income for the period and for fiscal years ended October 28, 2007, October 29, 2006 and October 29, 2005 were $(298,100), $500 and $37,900, respectively. Foreign currency transaction gains and losses are reflected in income for the period.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Net foreign currency translation adjustment, net of tax, for the fiscal years ended October 28, 2007 and October 29, 2006 was $244,000 and $86,000, respectively. There was no foreign currency translation adjustment for the fiscal year ended October 29, 2005 as Robertson-Ceco II Corporation (“RCC”) was acquired in fiscal 2006.

(p) Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. We do not believe the adoption of this accounting pronouncement will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement in our fiscal year that begins November 2, 2009. We are currently evaluating the impact of adopting SFAS 141(R).

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are currently evaluating the impact of adopting SFAS 159 but currently do not intend to adopt this optional accounting pronouncement.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. In November 2007, the FASB approved a one year partial deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are carried at fair value on a recurring basis in consolidated financial statements. We are currently evaluating the impact of adopting SFAS 157.

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will implement this interpretation in the fiscal year starting October 29, 2007. We are continuing to evaluate the impact of adopting this pronouncement, but we believe that the adoption of this pronouncement will increase our tax accruals between $0.2 million and $0.6 million on October 29, 2007.

3. CHANGES IN ACCOUNTING

SAB 108 Adoption

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual approach” method to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, known as the “rollover” method, and a balance sheet focused assessment, known as the “iron curtain” method. The guidance in SAB No. 108 must be applied for NCI for the year ending October 28, 2007. The transition provisions of SAB 108 permit companies to record errors identified during the year of adoption, if deemed to be immaterial using a company’s previous method of evaluating errors, as a cumulative effect adjustment to retained earnings. The transition provisions also require prior quarterly financial statements within the fiscal year of adoption to be adjusted, although the transition provisions do not require those quarterly reports, previously filed with the SEC, to be amended.

We adopted the provisions of SAB No. 108 as of October 28, 2007. In accordance with the transition provisions of SAB No. 108, we recorded a $4.4 million cumulative decrease, net of tax of $2.8 million, to retained earnings as of October 30, 2006. The cumulative adjustment to decrease opening retained earnings related to an error identified in the current year in our accrual for employee paid time off liabilities which had historically been accrued one year in arrears from when the actual obligation was earned by employees. The impact on the current fiscal year of $0.5 million, net of tax of $0.3 million, was recorded as an increase in compensation expense in the fourth quarter of the current fiscal year.

We believe the impact of this adjustment is immaterial to prior years’ Consolidated Financial Statements under our previous method of assessing materiality, and therefore have elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment in the opening balance of the accrual for compensation and benefits as of October 30, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of October 30, 2006. Due to the insignificant effect this adjustment would have had on the 2007 quarterly results previously filed, the prior quarterly financial statements were not adjusted.

SFAS 158 Adoption

In September 2006, the FASB issued SFAS No. 158.” Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 has two major provisions. The recognition and disclosure provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. We adopted SFAS 158’s recognition and disclosure requirements as of October 28, 2007. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. See discussion of the impact of adoption in Note 18.

Purchases and Sales of Inventory With Same Counterparty

In September 2005, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. Approximately $22.4 million and $7.9 million of metal coil coating revenue on steel coils subsequently acquired by our engineered building systems and metal components segments during fiscal 2007 and 2006, respectively, were netted against cost of goods sold, which reduced gross revenues. Pre-tax income was reduced only to the extent that the related steel coils remained in ending inventory which resulted in a negative impact on pre-tax income in fiscal 2007 and 2006 of $0.6 million and $0.2 million, respectively.

4. ACQUISITIONS

On January 31, 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. (“Garco”), which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. Garco is now a division of our Company and the results of Garco’s operations beginning January 31, 2007 are included in our Consolidated Financial Statements. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for steel building systems for industrial, commercial, institutional and agricultural applications. The aggregate purchase price for this acquisition was $17.2 million, comprised of $15.4 million in cash and $1.8 million in restricted common stock (35,448 shares). At the date of purchase, there was no excess of cost over fair value of the acquired assets. We obtained third-party valuations of certain tangible and intangible assets. As a result of the valuation work, we recorded $5.7 million in intangible assets which includes $2.5 million in customer relationships. The $1.8 million in restricted NCI common stock relates to a 5-year non-compete agreements with certain of the sellers of Garco. We will expense the fair value of the restricted stock ratably over the terms of the agreements. In addition, we recorded $6.5 million in property, plant and equipment and $5.0 million in working capital. Garco’s results of operations are included in the engineered building systems segment. This acquisition was not material to the financial statements as a whole, and accordingly, pro forma information has not been provided.

On April 7, 2006, we completed our acquisition of RCC. We acquired 100% of the issued and outstanding shares of RCC. RCC is now a wholly-owned subsidiary and the results of RCC’s operations from April 7, 2006 are included in our Consolidated Financial Statements. RCC operates the Ceco Building Systems, Star Building

Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction resulted in goodwill of $277.3 million as it has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had prior to the date of acquisition.

The aggregate consideration paid for the acquisition was as follows (in thousands):

Cash consideration	$371,014
Transaction costs	5,136

$376,150

The purchase price was subject to a post-closing adjustment based on net working capital, as defined in the stock purchase agreement, of RCC at the closing date. This adjustment was finalized in March 2007 and resulted in an additional purchase price of $4.5 million.

The following table summarizes the fair values of the assets acquired and liabilities assumed and recorded on April 7, 2006, as part of the purchase accounting of RCC:

(In thousands)	April 7, 2006
Current assets	$88,841
Current deferred income taxes	6,203
Property, plant and equipment	65,108
Goodwill	277,323
Intangible assets	33,282
Other assets	80

Assets acquired	470,837

Current liabilities	57,370
Long-term debt	2,524
Deferred income taxes	28,007
Other liabilities	6,786

Liabilities assumed	94,687

Net assets acquired	$376,150

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $17.0 million, $17.8 million and $242.5 million has been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes. See Note 11 for further information regarding our allocation of purchase price to intangible assets.

As previously disclosed, we report on a fiscal year that ends the Sunday closest to October 31. RCC previously reported on a calendar year that ended on December 31. The unaudited pro forma financial information discussed below was prepared based on financial information for RCC for the calendar months of November through October, which correlates to our fiscal year. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information in the table below for the 2006 and 2005 fiscal years gives effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

	Unaudited Pro Forma
	Fiscal Year Ended
(In thousands except per share amounts)	October 29, 2006	October 29, 2005
Sales	$1,755,267	$1,558,259
Net income	$75,429	$68,012
Earnings per share:
Basic	$3.78	$3.32
Diluted	$3.53	$3.26

Upon acquisition of RCC, we began to assess RCC’s manufacturing operations in Ontario, Canada and formulate a plan to exit these activities. In the second quarter of fiscal 2007, we finalized our RCC integration plans to shut-down, exit and dispose of this manufacturing facility. Our plan called for the sales, marketing, engineering, drafting and customer service capabilities in Ontario to continue, but in accordance with our plan, manufacturing activities were ceased. The liquidation plans called for a small portion of the manufacturing equipment to be transferred to existing manufacturing facilities and the remainder, including the real estate and buildings, were to be sold to third parties which included the manufacturing facility that was sold in August of 2007. In the second quarter of fiscal 2007, we established an accrual of $1.2 million for certain severance and exit costs relating to the closure of the manufacturing facility, which was recognized as a liability at the date of acquisition. Accrued severance costs related to the terminated employees was primarily paid in the fourth quarter of fiscal 2007. Additionally, the preliminary carrying value of the plant and equipment in Ontario was reduced by $2.5 million to reflect its estimated fair market value upon disposition. Costs associated with these actions have not impacted current earnings and have been recognized as a component of purchase accounting, resulting in an adjustment to increase goodwill by $2.8 million, net of tax effects. The liability balance related to the Robertson exit activities was $0.4 million at October 28, 2007.

5. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	October 28, 2007	October 29, 2006
Deferred rebates(1)	$4,129	$13,115
Accrued income tax	13,168	9,195
Customer deposits	4,177	4,331
Accrued warranty obligation and deferred warranty revenue	14,843	14,863
Other accrued expenses	30,328	36,314

Total other accrued expenses	$66,645	$77,818

(1)

Relates to the receipt of prepaid vendor rebates, which are recognized as a reduction of cost of goods sold as the related products are purchased and used in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.

6. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 28, 2007 and October 29, 2006 (in thousands):

	October 28, 2007	October 29, 2006
Beginning balance	$14,863	$6,215
Acquisitions(1)	—	7,643
Warranties issued	2,664	1,969
Revenue recognized	(1,000)	(786)
Costs incurred	(1,573)	(178)
Other	(111)	—

Ending balance	$14,843	$14,863

(1)

Represents the fair value of the warranty obligation assumed in the RCC acquisition. RCC’s warranty programs have similar terms and characteristics to our other warranty programs, as described in Note 1.

7. SEPARATION AND CONSULTING AGREEMENT

On October 24, 2006, we announced that Albert R. Ginn, Jr. (“Mr. Ginn”), our Chairman and Chief Executive Officer, would be stepping down from the Chief Executive Officer position at the end of calendar 2006. At a meeting held on October 23, 2006 (the “Meeting”), our Board of Directors (the “Board”) approved a separation and consulting agreement (the “Agreement”) between Mr. Ginn and NCI. The Agreement provides, among other things, that as of the close of business on December 31, 2006, Mr. Ginn resigned as our Chief Executive Officer and from all positions as an officer and director of our subsidiaries, but remained as Chairman of the Board and as one of our directors until December 31, 2007. Mr. Ginn will remain as our consultant from December 31, 2007 through December 31, 2017. During fiscal 2006, we recorded an expense of $0.8 million ($0.5 million after tax) for the net present value of consulting fees to be paid to Mr. Ginn under the Agreement during such period because the future services expected to be provided are insignificant.

8. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest and taxes paid in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	October 28, 2007	October 29, 2006	October 29, 2005
Interest paid, net of amounts capitalized	$26,166	$26,124	$11,140
Taxes paid	42,739	44,412	32,564

9. LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	October 28, 2007	October 29, 2006
$400 Million Term Loan, due June 2010 (6.5%—7.0% at October 28, 2007 and 6.8%—6.9% at October 29, 2006)	$315,000	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	2,030	2,950
Capital lease commitments	7	34

	497,037	497,984
Current portion of long-term debt	(22,312)	(947)

Total long-term debt	$474,725	$497,037

The scheduled maturity of our debt is as follows (in thousands):

2008	$22,312
2009	920
2010	293,805
2011	—
2012 and thereafter	180,000

$497,037

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation requires that $21.4 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $21.4 million of our term loan has been classified as a current obligation at October 28, 2007. We are not required to make any other principal payments on our term loan until the maturity date except to payments required under the excess cash flow calculation. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes (discussed below). At October 28, 2007 and October 29, 2006, letters of credit totaling approximately $14.1 million and $15.9 million, respectively, were outstanding under the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both October 28, 2007 and October 29, 2006. At both October 28, 2007 and October 29, 2006, $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. Base rate is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and LIBOR is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2008.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. After May 1, 2008 the senior debt ratio will change to a maximum ratio of 2.75 to 1 and the interest coverage ratio minimum will change to 5.0 to 1. The leverage ratio will remain the same. At October 28, 2007, our interest coverage, leverage, and senior debt ratios were 6.32, 2.89 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 29, 2006, our interest coverage, leverage, and senior debt ratios were 8.19, 2.55 and 1.64, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to undertake additional debt and/or equity financing.

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

On April 7, 2006, we amended our senior secured credit facility as a result of the RCC acquisition (see Note 4). In accordance with EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, we have accounted for the amendments to our senior secured credit facility as a modification after calculating the cash flows, and we have expensed $0.2 million of legal and other professional fees paid to third-parties in connection with amending the facility. At October 28, 2007 and October 29, 2006, the unamortized balance in deferred financing costs was $5.4 million and $6.2 million, respectively.

At October 28, 2007 and October 29, 2006, we had approximately $110.9 million and $109.1 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $14.1 million and $15.9 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit at both October 28, 2007 and October 29, 2006. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010. At October 28, 2007 and October 29, 2006, the notional amount of the interest rate swap agreement was $145 million and $160 million, respectively. See Note 10 for further information.

In November 2004, we completed an offering of $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Notes”) with interest payable semi-annually. Interest on the Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate (as discussed further in Note 12). The Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At October 28, 2007 and October 29, 2006, $180 million principal amount of the Notes was outstanding. Our stock price exceeded the conversion threshold of the Notes for at least 20 trading days in each of the 30 consecutive trading day period ended June 30, 2007, but our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day periods ended March 31, 2007 and September 30, 2007. Therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or beginning November 15, 2009. See Note 17.

10. FINANCIAL INSTRUMENTS

Interest rate swap

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of our $400 million Term Loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and will further decrease on each of October 14, 2008 and October 13, 2009 to $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

We utilize interest rate swaps to manage our risk associated with changing interest rates and account for them under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”). SFAS 133 requires that all derivatives be marked to market (fair value). We do not purchase or hold any derivative instruments for trading purposes.

We designated our Swap Agreement as a cash flow hedge, as defined by SFAS 133. The fair value of the Swap Agreement, which is adjusted quarterly, is recorded in other long-term liabilities in the Consolidated Balance Sheet and the unrealized loss is recorded in other comprehensive income. Amounts recorded in accumulated other comprehensive income (loss) are amortized as an adjustment to interest expense over the term of the related hedge.

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

Fair values

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of October 28, 2007 and October 29, 2006 because of the relatively short maturity of these instruments. The carrying amount of variable rate debt approximates fair value as of October 28, 2007 and October 29, 2006. The fair values of the remaining financial instruments recognized on our Consolidated Balance Sheets at the respective fiscal year ends were:

	October 28, 2007		October 29, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
2.125% Convertible Senior Subordinated Notes	$180,000	$203,037	$180,000	$292,725
Swap Agreement liability	$3,228	$3,228	$2,315	$2,315

The fair value of the Notes were determined from the market rates as of the last trading day prior to our fiscal year end. Fair value estimates presented for the Swap Agreement, excluding accrued interest, were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

11. GOODWILL AND OTHER INTANGIBLE ASSETS

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

During the fourth quarter of each of our fiscal years 2007, 2006 and 2005, we performed our annual test of goodwill impairments with no impairment of goodwill indicated.

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of October 29, 2005	$81,959	$131,462	$125,736	$339,157
Additions(1)	17,000	17,718	240,586	275,304

Balance as of October 29, 2006	$98,959	$149,180	$366,322	$614,461
Additions(2)	—	—	1,785	1,785

Balance as of October 28, 2007	$98,959	$149,180	$368,107	$616,246

(1)	Primarily represents goodwill associated with our acquisition of RCC. See Note 4.
(2)	Represents goodwill adjustments associated with our acquisition of RCC. See Note 4.

The following table represents all our intangible assets activity for the fiscal year ended October 28, 2007 (in thousands):

	Range of Life (years)	October 28, 2007	October 29, 2006
Amortized intangible assets:
Cost:
Trade names	15	$5,588	$4,800
Backlog	1	3,019	2,330
Customer lists and relationships	15	8,710	6,250
Non-competition agreements	5-10	8,132	6,361
Property rights	7	990	990

		$26,439	$20,731

Accumulated Amortization:
Trade names		$(973)	$(587)
Backlog		(2,847)	(1,343)
Customer lists and relationships		(776)	(248)
Non-competition agreements		(2,308)	(1,421)
Property rights		(330)	(189)

		$(7,234)	$(3,788)

Net book value		$19,205	$16,943

Indefinite-lived intangible assets:
Trade names		$24,704	$24,704

Total intangible assets at net book value		$43,909	$41,647

RCC’s Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. The RCC trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other significant acquisitions and current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of October 28, 2007, the weighted average amortization period for all our intangible assets was 12.6 years.

Amortization expense of intangibles was $3.4 million, $2.8 million and $1.0 million for fiscal 2007, 2006 and 2005, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2008	$2,257
2009	2,085
2010	2,085
2011	2,085
2012	1,772

In accordance with SFAS 142, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

12. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax provision (benefit) for the fiscal years ended 2007, 2006 and 2005, consisted of the following (in thousands):

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Current:
Federal	$42,369	$43,696	$33,708
State	5,817	4,719	4,196

Total current	48,186	48,415	37,904
Deferred:
Federal	(6,404)	(2,277)	2,130
State	(686)	(902)	226

Total deferred	(7,090)	(3,179)	2,356

Total provision	$41,096	$45,236	$40,260

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.4%	3.2%	4.6%
Non-deductible interest expense	1.5%	1.2%	1.5%
Other	(0.7)%	(1.4)%	0.7%

Effective tax rate	39.2%	38.0%	41.8%

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2007 and 2006 are as follows (in thousands):

	As of October 28, 2007	As of October 29, 2006
Deferred tax assets:
Inventory	$2,450	$2,301
Bad debt reserve	1,251	2,232
Accrued insurance reserves	1,981	2,996
Deferred revenue	6,099	6,269
Accrued and deferred compensation Pension	14,416 396	6,936 1,322
Interest rate swap	1,236	879
Net operating loss carryover	3,983	1,260
Other reserves	1,404	1,440

Total deferred tax assets	33,216	25,635
Less valuation allowance	(4,613)	(2,771)

Net deferred tax assets	28,603	22,864

Deferred tax liabilities:
Depreciation and amortization	(48,802)	(52,168)

Total deferred tax liabilities	(48,802)	(52,168)

Net deferred tax liability	$(20,199)	$(29,304)

Other accrued expenses include accrued income taxes payable of $13.2 million at October 28, 2007 and $9.2 million at October 29, 2006.

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

In evaluating the exposures connected with the various tax filing positions, we establish an accrual when, despite management’s belief that our tax return positions are supportable, management believes that certain positions may be successfully challenged and a loss is probable. When facts and circumstances change, these accruals are adjusted. Included in income tax expense for fiscal 2005 is the reversal of an accrual for tax contingencies of $1.0 million, which we reversed based on additional information and support by third party analysis. Liabilities recorded related to tax contingencies as of October 28, 2007 and October 29, 2006 are not material.

Also included in income tax expense for fiscal 2005 are income tax adjustments totaling $1.8 million. These adjustments are related to previously unrecognized differences between the book and tax basis of fixed assets in the amount of $1.5 million. The remaining adjustments included several other individually immaterial items. We believe all these tax adjustments to be immaterial individually and in the aggregate to the financial statements in the period recorded or previous periods.

Our foreign operations have a net operating loss carryforward of approximately $10.9 million that will start to expire in fiscal 2009 if unused. The utilization of these losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. Of the $4.6 million valuation allowance, $3.3 million was recorded as part of the purchase accounting related to the acquisition of RCC. Subsequent recognition of the deferred tax asset related to this portion of the valuation allowance would result in a reduction of goodwill recorded in connection with the acquisition.

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

13. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 28, 2007, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2008	$8,043
2009	6,063
2010	3,305
2011	1,580
2012	492
Thereafter	1,855

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2007, 2006 and 2005 was $12.2 million, $11.9 million and $9.0 million, respectively.

14. STOCKHOLDERS’ RIGHTS PLAN

In June 1998, the Board of Directors adopted a Stockholders’ Rights Plan and declared a dividend of one preferred stock purchase right (“Right”) for each outstanding share of our common stock for stockholders of record at the close of business on July 8, 1998. Each Right entitles the holder to purchase one one-hundredth (1/100th) of a share of our Series A Junior Participating Preferred Stock at a price of $125.00 per share upon certain events. Generally, if a person or entity acquires, or initiates a tender offer to acquire, at least 20% of our then outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right, or effectively at one-half of our then current stock price. The Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on June 24, 2008.

15. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. During fiscal 2007, we repurchased 0.8 million shares of our common stock for $35.2 million. At October 28, 2007, there were 0.6 million shares remaining authorized for repurchase under the program. There is no time limit on the duration of the program.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 29, 2005	1,063	$40,679
Purchases	754	37,572

Balance, October 29, 2006	1,817	78,251
Purchases	773	36,122

Balance, October 28, 2007	2,590	$114,373

16. STOCK INCENTIVE PLANS

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”), is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of October 28, 2007 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon termination, after a change of control without cause or for good reason, as defined by the agreements governing such awards. A total of approximately 846,000 and 1,063,000 shares were available at October 28, 2007 and October 29, 2006, respectively, under the Incentive Plan for the further grants of awards.

On June 15, 2006, the Committee reviewed our policy of granting stock options (or in some cases, restricted stock in lieu of options at the election of the recipient) to executive officers two times per year. As a result, the Committee modified its policy going forward to provide instead for grants of restricted stock once per year, beginning in December 2006. The size of the awards will be based on a dollar amount set by the Committee. For executive officers and designated members of senior management, a portion of the award may be fixed and a portion may be subject to adjustment, up or down, depending on the average rate of growth in NCI’s earnings per share over the three fiscal years ended prior to the award date. The number of shares awarded on the grant date will be equal to the dollar value specified by the Committee (after adjustment with regard to the variable portion) divided by the closing price of the stock on the grant date, or if the grant date is not a trading day, the trading day prior to the grant date. The restricted stock will vest ratably over four years. All restricted stock awards to all award recipients, including executive officers, will be subject to a cap in value set by the Committee.

Our option awards and restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. We utilize the “simplified” method described in SEC Staff Accounting Bulletin No. 107 to determine the expected term of our options due to the lack of sufficient historical data. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal years ended October 29, 2006 and October 29, 2005 were $21.63 and $21.48, respectively. There were no options granted during the fiscal year ended October 28, 2007. The weighted average assumptions for the periods indicated are noted in the following table:

	Fiscal Year Ended October 29, 2006	Fiscal Year Ended October 29, 2005
Expected volatility	40.7 - 41.5%	57.0%
Expected term (in years)	6.25	7.00
Risk-free interest rate	4.4 - 4.9%	3.9 - 4.1%

We have estimated a forfeiture rate of 10% for our non-officers and 0% to 10% for our officers in our calculation of share-based compensation expense for both the fiscal years ended October 28, 2007 and October 29, 2006. These estimates are based on historical forfeiture behavior exhibited by our employees.

The following is a summary of stock option transactions during fiscal 2007, 2006 and 2005 (in thousands, except weighted average exercise prices, weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 30, 2004	1,591	$22.79
Granted	159	35.31
Cancelled	(31)	23.98
Exercised	(468)	20.02

Balance October 29, 2005	1,251	$25.33
Granted	53	44.78
Cancelled	(36)	(23.27)
Exercised	(367)	(23.19)

Balance October 29, 2006	901	$27.43
Granted	—	—
Cancelled	(3)	(35.75)
Exercised	(153)	(25.59)

Balance October 28, 2007	745	$27.78	6.1 years	$6,896

Exercisable at October 28, 2007	564	$25.71	5.8 years	$6,390

The total intrinsic value of options exercised during fiscal 2007, 2006 and 2005 was $3.9 million, $11.6 million and $8.8 million, respectively. Options exercisable at fiscal years ended 2007, 2006 and 2005 were 0.6 million, 0.5 million and 0.5 million, respectively. The weighted average exercise prices for options exercisable at fiscal years ended 2007, 2006 and 2005 were $25.71, $23.85 and $20.99, respectively. The following summarizes additional information concerning outstanding options at October 28, 2007:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$15.13 – 19.38	168,813	4.4 years	$16.93
20.64 – 30.18	260,698	6.0 years	26.59
31.00 – 38.01	267,733	6.9 years	32.74
44.00 – 60.64	47,877	8.2 years	44.87

	745,121	6.1 years	$27.78

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$15.13 – 19.38	168,813	$16.93
20.64 – 30.18	210,564	26.21
31.00 – 38.01	172,617	32.36
44.00 – 60.64	11,969	44.87

	563,963	$25.71

Restricted stock transactions during fiscal 2007, 2006 and 2005 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 30, 2004	318,613	$28.36
Granted	209,451	38.24
Distributed	(33,602)	30.27
Forfeited	(3,000)	38.65

Balance October 29, 2005	491,462	$32.38
Granted	18,032	50.30
Distributed	(73,222)	36.55

Balance October 29, 2006	436,272	$32.42
Granted	151,456	53.82
Distributed	(68,742)	37.28
Forfeited	(5,220)	43.22

Balance October 28, 2007	513,766	$37.97

The total pre-tax share-based compensation cost that has been recognized in results of operations was $8.6 million, $7.2 million and $3.7 million for the fiscal year ended October 28, 2007, October 29, 2006 and October 29, 2005, respectively. Of these amounts, $7.8 million, $6.2 million and $3.7 million were included in selling, general and administrative expense for the fiscal year ended October 29, 2007, October 29, 2006 and October 29, 2005, respectively, with the remaining costs in each period in cost of goods sold. As of October 28, 2007, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was

$3.3 million, $2.7 million and $2.3 million for the fiscal year ended October 28, 2007, October 29, 2006 and October 29, 2005, respectively. As of October 28, 2007, there was approximately $14.1 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.5 years.

Cash received from option exercises was $3.9 million, $8.5 million and $9.4 million during the fiscal year of 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $1.5 million, $3.2 million and $3.6 million for the fiscal year of 2007, 2006 and 2005, respectively.

17. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal year ended
	October 28, 2007	October 29, 2006	October 29, 2005
Numerator for Basic and Diluted Earnings Per Share
Net income	$63,729	$73,796	$55,951

Denominator for Diluted Earnings Per Share
Weighted average shares outstanding for basic earnings per share	19,582	19,959	20,501

Common stock equivalents:
Employee stock options	211	262	322
Unvested restricted stock awards	78	83	34
Convertible notes(1)	922	1,091	—

Adjusted weighted average shares and assumed conversions for diluted earnings per share	20,793	21,395	20,857

Earnings per share
Basic	$3.25	$3.70	$2.73

Diluted	$3.06	$3.45	$2.68

(1)

The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have been included in the diluted earnings per share calculation because our average stock trading price had exceeded the $40.14 conversion threshold. However, the Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Notes (see Note 9) for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or beginning November 15, 2009.

18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—We have a 401(k) profit sharing plan (the “Savings Plan”) that covers all eligible employees. The Savings Plan requires us to match employee contributions up to 6% of a participant’s salary. Contributions expense for the fiscal years ended 2007, 2006 and 2005 was $9.0 million, $7.8 million and $6.0 million, respectively, for contributions to the Savings Plan. In fiscal 2007 and 2006, Company matching contributions were paid in cash. In fiscal 2005, Company matching contributions were paid in either cash or stock. Our match ranges from 67% to 100% of the participant’s contribution, depending on the return on adjusted operating assets. Our match was 83.3% in fiscal 2007 and 100% in fiscal years 2005 and 2006.

Deferred Compensation Plan—On October 23, 2006, the Board approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of October 28, 2007, the liability balance of the Deferred Compensation Plan is $1.6 million and is included in other long-term liabilities in the Consolidated Balance sheet. We have accrued restoration matching contributions in the amount of $0.2 million for fiscal 2007. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $1.6 million at October 28, 2007 and are included in prepaid expenses and other current assets in the Consolidated Balance Sheet.

Defined Benefit Plan—As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, partnerships, stocks, bonds and fixed income securities. In accordance with SFAS No. 141, Business Combinations, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan and recorded the difference between these two amounts as an assumed liability.

Adoption of SFAS 158. On October 28, 2007, we adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 requires us to recognize the funded status of the RCC Benefit Plan in our statement of financial position and recognize the changes in the RCC Benefit Plan’s funded status in comprehensive income in the year in which the changes occur. The effects of the adoption of the recognition and disclosure provisions of SFAS 158 on our Consolidated Balance Sheet as of October 28, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on our Consolidated Statements of Operations for the fiscal year ended October 28, 2007, or for any prior period presented, and it will not affect our Consolidated Statements of Operations in future periods. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end.

SFAS 158 does not change the amount of net periodic benefit cost recognized in our Consolidated Statement of Operations. The impact of adopting SFAS 158 on our Consolidated Balance Sheet at October 28, 2007 is as follows (in thousands):

	As of October 28, 2007
	Effect of Adopting SFAS 158	As Reported at October 28, 2007
Non-current pension asset	$2,292	$2,292
Non-current accrued pension liability	1,016	—
Long-term deferred tax liability	(1,289)	(1,289)
Accumulated other comprehensive income, net of tax	(2,019)	(2,019)

The following table reconciles the change in the benefit obligation for the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 28, 2007	October 29, 2006
Accumulated benefit obligation	$48,805	$52,443

Benefit obligation – beginning of fiscal year and April 7, 2006, respectively	$52,443	$52,995
Interest cost	2,891	1,696
Benefit payments	(4,414)	(2,273)
Actuarial (gains) losses	(2,115)	25

Benefit obligation—end of fiscal year	$48,805	$52,443

Actuarial assumptions used to determine benefit obligations were as follows:

	October 28, 2007	October 29, 2006
Assumed discount rate	6.00%	5.75%

The following table reconciles the change in plan assets of the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 28, 2007	October 29, 2006
Fair value of assets—beginning of fiscal year and April 7, 2006, respectively	$49,041	$46,209
Actual return on plan assets	5,525	1,382
Employer contributions	945	3,723
Benefit payments	(4,414)	(2,273)

Fair value of assets—end of fiscal year	$51,097	$49,041

The following table sets forth the funded status of the RCC Benefit Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	October 28, 2007	October 29, 2006
Fair value of assets	$51,097	$49,041
Benefit obligation	48,805	52,443

Funded (underfunded) status	$2,292	$(3,402)
Unrecognized actuarial loss	—	744

Prepaid (accrued) benefit cost	$2,292	$(2,658)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	October 28, 2007	October 29, 2006
Net actuarial (gains) losses	$(3,308)	$744

The following table sets forth the components of the net periodic benefit income (in thousands):

	October 28, 2007	October 29, 2006
Interest cost	$2,891	$1,696
Expected return on assets	(3,588)	(2,101)

Net periodic benefit income	$(697)	$(405)

At October 28, 2007, there are no amounts included in accumulated other comprehensive income that are expected to be recognized during the next fiscal year.

Actuarial assumptions used to determine net periodic benefit income were as follows:

	October 28, 2007	October 29, 2006
Assumed discount rate	5.75%	5.75%
Expected rate of return on plan assets	8.0%	8.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 8.0%, net of investment related expenses.

The weighted-average asset allocations by asset category are as follows:

Investment Type	October 28, 2007	October 29, 2006
Equity securities	32%	19%
Debt securities	40	39
Real estate	4	5
Hedge funds	10	24
Cash and cash equivalents and other	14	13

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Benefit Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Benefit Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 2% cash, 41% US bonds, 12% alpha strategies (hedge funds), 17% large cap US equities, 6% small cap US equities, 4% real estate investment trusts, 8% foreign equity, 4% emerging markets and 6% commodity futures.

We do not expect to contribute any amount to the RCC Benefit Plan in fiscal 2008.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2008	$4,042
2009	4,112
2010	4,089
2011	3,850
2012	3,881
2013-2017	18,187

19. CONTINGENCIES

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

We discovered the existence of polychlorinated biphenyls (“PCBs”) and heavy metals at our Metal Prep Houston site, which is located in an industrial area in Houston, Texas. Soil borings were sampled and analyzed to determine the impact on the soil at this site, and the findings indicated that remediation of the site was necessary. We began implementation of our remedial action plan in the second quarter of fiscal 2006 and completed excavation and transportation of the contaminated materials to an approved offsite location in July 2006. Through October 28, 2007, we spent $3.4 million related to this matter. On November 10, 2006, the TCEQ issued its Voluntary Cleanup Program Final Certificate of Completion, stating that necessary response actions have been completed on the subject property as of October 30, 2006. In October of 2006, we recorded a recovery of $1.65 million from the prior owners of the property.

Over a period of 25 months beginning in March 2003 and ending in April 2005, our engineered building systems segment received shipments of flat bar steel and related materials from a third-party steel mill in Mexico that were below specifications. We identified a total of 57 projects, out of approximately 20,150 projects that were processed by our engineered building systems segment during this time period, which will require some level of repairs. Beginning in June 2006, we implemented a plan to inspect each of these 57 projects to determine the use of the flat bar steel in the buildings and coordinate all necessary repairs. We have substantially completed our inspections. Additionally, we have substantially completed all of the repairs for the 57 projects identified and have incurred expenses through October 28, 2007 of $1.7 million. As of October 28, 2007, we have a remaining accrual in other accrued liabilities of $0.2 million. To date, we have received $0.7 million in settlement funds and $0.1 million in rebates from the related steel mill in Mexico.

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Horizontal delineation concentrations in excess of applicable residential assessment levels have not been fully identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. We expect to perform further testing in the first quarter of fiscal 2008. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the first or second quarter of fiscal 2008. As of October 28, 2007, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

We have discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls at our Rocky Mount, NC facility. Although formal test results are still pending, it appears that surface concentrations of chromium may be present above the North Carolina’s “soil remediation goals.” Additional tests to determine the nature and extent of the contamination are expected to take place in the first or second quarter of fiscal 2008. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination. As of October 28, 2007, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson Company of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicated that over a thousand companies sent waste materials to the Frontier site from 1974 to 1992. At this time, it can not be determined whether H.H. Robertson sent waste materials to this Frontier site, whether NCI can be construed as a successor to H.H. Robertson, or whether potential liabilities with this site exceed applicable materiality thresholds. Furthermore, any share of alleged potential liability allocable to H.H. Robertson cannot be determined at this time, but we do not believe there will be a material adverse effect on our Consolidated Financial Statements.

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

20. BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating, metal components and engineered building systems. Products of all three segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments, (ii) building components provided by the metal components segment to the engineered building systems segment, and (iii) structural framing provided by the engineered building systems segment to the metal components segment. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal year ended October 28, 2007, steel represented approximately 73% of cost of goods sold. We are not dependent on any one source for our supply of steel, but approximately 26% of our steel purchases came from our largest supplier.

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

Summary financial data by segment is as follows (in thousands):

	2007	2006	2005
Total sales:
Metal coil coating	$272,543	$278,814	$232,648
Metal components	715,033	771,200	653,717
Engineered building systems	969,047	822,963	474,368
Intersegment sales	(332,350)	(302,495)	(230,667)

Total net sales	$1,624,273	$1,570,482	$1,130,066

External sales:
Metal coil coating	$83,583	$117,873	$110,758
Metal components	613,324	670,836	567,005
Engineered building systems	927,366	781,773	452,303

Total net sales	$1,624,273	$1,570,482	$1,130,066

Operating income:
Metal coil coating	$25,135	$24,948	$20,157
Metal components	60,265	91,998	76,410
Engineered building systems	101,798	71,962	47,678
Corporate	(56,259)	(51,621)	(39,775)

Total operating income	$130,939	$137,287	$104,470
Unallocated other expense	26,114	18,255	8,259

Income before income taxes	$104,825	$119,032	$96,211

Depreciation and amortization:
Metal coil coating	$6,510	$5,543	$5,199
Metal components	10,401	9,694	9,967
Engineered building systems	15,249	11,342	6,097
Corporate	3,375	4,510	3,225

Total depreciation and amortization expense	$35,535	$31,089	$24,488

Capital expenditures:
Metal coil coating	$4,150	$7,675	$3,917
Metal components	17,430	9,051	3,847
Engineered building systems	16,102	8,884	4,842
Corporate	4,359	1,446	6,918

Total capital expenditures	$42,041	$27,056	$19,524

Property, plant and equipment, net:
Metal coil coating	$43,283	$45,835
Metal components	86,945	79,487
Engineered building systems	115,136	112,093
Corporate	16,283	15,165

Total property, plant and equipment, net	$261,647	$252,580

Total assets as of fiscal year end 2007 and 2006:
Metal coil coating	$180,930	$193,050
Metal components	363,888	374,233
Engineered building systems	695,880	679,671
Corporate	102,360	52,747

	$1,343,058	$1,299,701

21. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2007
Sales	$359,303	$367,727	$433,844	$463,399
Gross profit	$87,684	$85,390	$109,791	$119,945
Net income	$10,453	$6,511	$21,327	$25,438
Earnings per share: (1)
Basic	$0.53	$0.33	$1.09	$1.31
Diluted	$0.49	$0.31	$1.02	$1.27

FISCAL YEAR 2006
Sales	$293,252	$329,362	$449,393	$498,475
Gross profit	$72,409	$75,550	$113,662	$121,710
Net income	$12,893	$11,179	$21,675	$28,049
Earnings per share: (1)
Basic	$0.64	$0.55	$1.08	$1.43
Diluted	$0.62	$0.51	$1.00	$1.33

(1)

The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

The quarter results are impacted by the following significant items:

During fiscal 2006, we recorded charges related to a contingent obligation to repair 57 building projects which had below specification steel materials. In the fourth quarter of fiscal 2006 we reached a settlement agreement with the related steel supplier and recorded a gain offsetting the repair charges. See Note 19. The net effect on operating income in each of the first, second, third and fourth quarters of fiscal 2006 was as $(0.2) million, $(0.6) million, $(0.3) million and $1.1 million, respectively.

During fiscal 2006, we recorded charges related to certain environmental remediation obligations. In the fourth quarter of 2006, we reached a settlement agreement with the prior property owners and other responsible parties which partially offset the remediation costs. See Note 19. The net effect on operating income in each of the second, third and fourth quarters of fiscal 2006 was as $(0.3) million, $(1.4) million, and $1.7 million, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 28, 2007. Based on such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Internal Control over Financial Reporting

(a) Management’s Conclusion on the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Management’s Report on Internal Control over Financial Reporting

We have evaluated the effectiveness of our internal control over financial reporting as of October 28, 2007. This evaluation was performed using the internal control evaluation framework developed by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management has concluded that, as of such date, our internal control over financial reporting was effective. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this Annual Report on Form 10-K for the fiscal year ended October 28, 2007. Ernst and Young, the independent registered public accounting firm that audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of October 28, 2007. Management’s and Ernst & Young’s reports are included in our 2007 Consolidated Financial Statements on pages 38 and 39 of our Form 10-K under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” and are incorporated herein by reference.

(c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on March 6, 2008 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on March 6, 2008 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on March 6, 2008 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on March 6, 2008 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors—Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on March 6, 2008 is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December, 2007.

NCI BUILDING SYSTEMS, INC.

By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 21st day of December, 2007.

Name	Title

/s/ NORMAN C. CHAMBERS Norman C. Chambers	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ FRANCES POWELL HAWES Frances Powell Hawes	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MARK E. JOHNSON Mark E. Johnson	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ A.R. GINN A.R. Ginn	Chairman of the Board and Director

* William D. Breedlove	Director

* Gary L. Forbes	Director

* Philip J. Hawk	Director

* Max L. Lukens	Director

* George Martinez	Director

* W.B. Pieper	Director

* John K. Sterling	Director

*By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, Attorney-in-Fact

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to costs and expenses	Charged to other accounts
Year ended October 29, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$8,622	$273	—		$2,171	(2)	$6,724
Reserve for obsolete materials and supplies	$2,859	$602	—		$645		$2,816
Year ended October 29, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$6,724	$2,004	$8,875	(1)	$2,377	(2)	$15,225
Reserve for obsolete materials and supplies	$2,816	—	$1,664	(1)	$743		$3,737
Year ended October 28, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$15,225	$330	—		$6,580	(2)	$8,975
Reserve for obsolete materials and supplies	$3,737	$1,710	—		$1,014		$4,433

(1)	Amounts resulting from acquisition.
(2)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarter Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	By-Laws, as amended through December 7, 2007 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated December 7, 2007 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

4.6	Rights Agreement, dated June 24, 1998, between NCI and Harris Trust and Savings Bank (filed as Exhibit 2 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.7	First Amendment to Rights Agreement, dated June 24, 1999, between NCI and Harris Trust and Savings Bank (filed as Exhibit 3 to NCI’s registration statement on Form 8-A, Amendment No. 1 filed with the SEC on June 25, 1999 and incorporated by reference herein)

4.8	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.9	Registration Rights Agreement, dated November 16, 2004, among NCI Building Systems, Inc., UBS Securities LLC and Wachovia Capital Markets LLC. (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

*†10.2	Amended and Restated Bonus Program, as amended and restated as of December 7, 2007

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended and restated December 7, 2006 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.9	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.10	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.12	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.14	Agreement dated October 24, 2006, between NCI and Albert R. Ginn, Jr. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.15	Supplemental Benefit Agreement, dated August 26, 2004, between NCI and Ken Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.16	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†10.17	First Amendment, dated May 27, 2004, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated by reference herein)

†10.18	Second Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.19	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†10.20	First Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.19 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.21	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.22	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.23	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (filed as Exhibit 10.23 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)

†10.24	Separation and Consulting Agreement, dated November 6, 2006, between NCI and William M. Young (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 6, 2006 and incorporated by reference herein)

*†10.25	Form of Employment Agreement between NCI and executive officers

†10.26	Stock Purchase Agreement, dated February 21, 2006, between NCI and Robertson-Ceco Corporation (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 21, 2006 and incorporated by reference herein)

†10.27	Amendment No. 1, dated April 7, 2006, to Stock Purchase Agreement, dated February 21, 2006, between NCI and Robertson-Ceco Corporation (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

†10.28	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.27 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)

14.1	Code of Business Conduct and Ethics (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements