Form 10-Q
period 2008-01-27
NCI BUILDING SYSTEMS INC
filed 2008-03-05
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 27, 2008

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

Common Stock, $.01 Par Value—19,733,502 shares as of February 28, 2008

Part I - Financial Information

Part II - Other Information

-i-

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 27, 2008	October 28, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$26,402	$75,054
Accounts receivable, net	127,553	158,435
Inventories, net	152,927	137,725
Deferred income taxes	23,049	23,439
Prepaid expenses and other	17,645	16,606

Total current assets	347,576	411,259

Property, plant and equipment, net	259,167	261,647

Goodwill	616,400	616,400
Intangible assets, net	43,222	43,909
Other assets	9,881	9,843

Total assets	$1,276,246	$1,343,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$920	$22,312
Accounts payable	105,407	130,161
Accrued compensation and benefits	46,103	56,895
Accrued interest	4,258	5,758
Other accrued expenses	49,324	66,645

Total current liabilities	206,012	281,771

Long-term debt	474,170	474,725
Deferred income taxes	43,701	43,638
Other long-term liabilities	6,382	3,228

Total long-term liabilities	524,253	521,591

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 22,390,260 and 22,129,236 shares issued; 19,749,877 and 19,538,832 shares outstanding	223	221
Additional paid-in capital	193,736	191,047
Retained earnings	469,593	462,444
Accumulated other comprehensive income (loss)	(1,685)	357
Treasury stock, at cost	(115,886)	(114,373)

Total stockholders’ equity	545,981	539,696

Total liabilities and stockholders’ equity	$1,276,246	$1,343,058

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	January 27, 2008	January 28, 2007
Sales	$361,489	$359,303
Cost of sales	279,058	271,619

Gross profit	82,431	87,684
Selling, general and administrative expenses	63,935	63,649

Income from operations	18,496	24,035
Interest income	658	124
Interest expense	(6,904)	(7,292)
Other (expense) income, net	(38)	214

Income before income taxes	12,212	17,081
Provision for income taxes	4,702	6,628

Net income	$7,510	$10,453

Earnings per share:
Basic	$0.39	$0.53

Diluted	$0.39	$0.49

Weighted average shares outstanding:
Basic	19,250	19,699
Diluted	19,402	21,214

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 27, 2008	January 28, 2007
Cash flows from operating activities:
Net cash used in operating activities	$(19,986)	$(23,102)

Cash flows from investing activities:
Capital expenditures	(5,803)	(11,016)
Proceeds from sale of property, plant and equipment	550	—
Other, net	(251)	459

Net cash used in investing activities	(5,504)	(10,557)

Cash flows from financing activities:
Payments on revolving line of credit	—	(10,000)
Borrowings on revolving line of credit	—	30,000
Payments on long-term debt	(21,947)	(237)
Proceeds from stock options exercised	327	480
Excess tax benefits from share-based compensation arrangements	128	206
Purchase of treasury stock	(1,513)	(804)

Net cash (used in) provided by financing activities	(23,005)	19,645
Effect of exchange rate changes on cash and cash equivalents	(157)	(329)

Net decrease in cash and cash equivalents	(48,652)	(14,343)
Cash and cash equivalents at beginning of period	75,054	25,038

Cash and cash equivalents at end of period	$26,402	$10,695

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 27, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month period ended January 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2008. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2008 is November 2, 2008. As a result, the fourth quarter of this fiscal year will include an additional week of operating activity.

Certain reclassifications have been made to prior period amounts in our condensed consolidated balance sheets to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2007 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 – CHANGE IN ACCOUNTING

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) on October 29, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if, based on the weight of the available evidence, it is more likely than not that the position will be sustained on examination. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. Both criteria presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease of $0.4 million to retained earnings. The total amount of unrecognized tax benefits and related penalties and interest as of October 29, 2007 was $0.9 million, of which $0.4 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of January 27, 2008.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended November 1, 2003 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

NOTE 3 – ACQUISITIONS

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

NOTE 4 – INVENTORIES

The components of inventory are as follows (in thousands):

	January 27, 2008	October 28, 2007
Raw materials	$111,662	$93,464
Work in process and finished goods	41,265	44,261

	$152,927	$137,725

Included in operating income is an out of period pretax charge of $0.9 million to correct work-in-process standard costs in our metal coil coating segment during the quarter ended January 27, 2008. We believe this charge is immaterial to the consolidated financial statements in the current or previous periods.

NOTE 5 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating, metal components and engineered building systems. Products of all three segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our condensed consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments, (ii) building components provided by the metal components segment to the engineered building systems segment, and (iii) structural framing provided by the engineered building systems segment to the metal components segment. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal three months ended January 27, 2008, steel represented approximately 72% of our cost of goods sold. We are not dependent on any one source for our supply of steel, but approximately 49% of our steel purchases for the first three months of fiscal 2008 came from our largest two suppliers.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 27, 2008	January 28, 2007
Total sales:
Metal coil coating	$62,275	$59,219
Metal components	154,838	157,021
Engineered building systems	216,728	218,043
Intersegment sales	(72,352)	(74,980)

Total sales	$361,489	$359,303

External Sales:
Metal coil coating	$19,382	$16,431
Metal components	133,034	134,183
Engineered building systems	209,073	208,689

Total sales	$361,489	$359,303

Operating income:
Metal coil coating	$2,695	$4,643
Metal components	11,091	12,086
Engineered building systems	18,869	20,536
Corporate	(14,159)	(13,230)

Total operating income	$18,496	$24,035
Unallocated other expense	6,284	6,954

Income before income taxes	$12,212	$17,081

	January 27, 2008	October 28, 2007
Total assets:
Metal coil coating	$180,102	$180,930
Metal components	353,455	363,888
Engineered building systems	689,285	695,880
Corporate	53,404	102,360

Total assets	$1,276,246	$1,343,058

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the quarter ended January 27, 2008, we incurred a $0.2 million charge related to this exit plan and expect to incur additional charges up to $0.9 million in the second quarter of fiscal 2008. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

NOTE 6 – STOCK INCENTIVE PLANS

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of January 27, 2008 and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During the three months ended January 27, 2008, we granted restricted stock awards with a fair value of $6.4 million or 246,145 shares. The total pre-tax share-based compensation cost that has been recognized in results of operations was $2.9 million and $1.9 million for the three months ended January 27, 2008 and January 28, 2007, respectively. Of these amounts, $2.6 million and $1.7 million for the three months ended January 27, 2008 and January 28, 2007, respectively, were included in selling, general and administrative expenses, with the remaining costs in each period in cost of goods sold. Included in the $2.6 million pre-tax share-based compensation cost is $0.7 million related to accelerated vesting of certain restricted stock grants of a former executive upon retirement. As of January 27, 2008 and October 28, 2007, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.1 million and $0.7 million for the three months ended January 27, 2008 and January 28, 2007, respectively. As of January 27, 2008 and January 28, 2007, there was approximately $17.3 million and $20.9 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 4.5 years and 4.3 years, respectively.

Cash received from option exercises was $0.3 million and $0.5 million during the first three months of fiscal 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million and $0.2 million for the first three months of fiscal 2008 and 2007, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 27, 2008	January 28, 2007
Numerator for Basic and Diluted Earnings Per Share
Net income	$7,510	$10,453

Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,250	19,699
Common stock equivalents:
Employee stock options	91	248
Unvested restricted stock awards	61	73
Convertible notes	—	1,194

Adjusted weighted average shares and assumed conversions for diluted earnings per share	19,402	21,214

Earnings per share:
Basic	$0.39	$0.53

Diluted	$0.39	$0.49

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 313,000 and 2,500 shares for the three months ended January 27, 2008 and January 28, 2007, respectively. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 179,000 shares for the three months ended January 27, 2008. For the three months ended January 28, 2007, there were no anti-dilutive weighted average unvested restricted shares excluded from the diluted earnings per share calculation.

The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three months ended January 27, 2008, our average stock price traded below the initial conversion price (approximately $40.14) of our Notes (see Note 9). Therefore, the incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have not been included in the diluted earnings per share calculation because our average stock price did not exceed the $40.14 conversion threshold. The Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

NOTE 8 – WARRANTY

We sell weather tightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our condensed consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of RCC of $7.6 million which represents the fair value of the future warranty obligation at the time of purchase. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal quarters ended (in thousands):

	January 27, 2008	January 28, 2007
Beginning balance	$14,844	$14,863
Warranties issued	743	644
Revenue recognized	(293)	(249)
Other	(12)	(105)

Ending balance	$15,282	$15,153

NOTE 9 – LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	January 27, 2008	October 28, 2007
$400 Million Term Loan, due June 2010	$293,290	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	1,800	2,030
Capital lease commitments	—	7

	475,090	497,037
Current portion of long-term debt	(920)	(22,312)

Total long-term debt	$474,170	$474,725

The scheduled maturity of our debt is as follows (in thousands):

January 28, 2008 to November 2, 2008	$690
2009	920
2010	293,480
2011	—
2012 and thereafter	180,000

$475,090

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing on June 18, 2010. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024 (discussed below). At January 27, 2008 and October 28, 2007, letters of credit totaling approximately $13.6 million and $14.1 million, respectively, were outstanding on the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both January 27, 2008 and October 28, 2007.

On June 15, 2006, we entered into a forward interest rate swap agreement (the “Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and will further decrease on each of October 14, 2008 and October 13, 2009 to $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. The fair value of the Swap Agreement, excluding accrued interest, as of January 27, 2008 and October 28, 2007, was a liability of approximately $6.4 million and $3.2 million, respectively.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At January 27, 2008 and October 28, 2007, $180.0 million principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2007; therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended
	January 27, 2008	January 28, 2007
Net income	$7,510	$10,453
Foreign exchange translation loss, net of tax	(102)	(214)
Change in fair value of interest rate swap, net of tax	(1,940)	590

	$5,468	$10,829

Accumulated other comprehensive income consists of the following (in thousands):

	January 27, 2008	October 28, 2007
Foreign exchange translation adjustments	$228	$330
Defined benefit pension plan	2,019	2,019
Unrealized losses on interest rate swap	(3,932)	(1,992)

	$(1,685)	$357

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. The adoption of this pronouncement will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. We are currently evaluating the impact of adopting SFAS 141(R).

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. In November 2007, the FASB approved a one-year partial deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements. We are currently evaluating the impact of adopting SFAS 157.

NOTE 12 – CONTINGENCIES

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

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Vertical delineation has been completed. Horizontal delineation concentrations in excess of applicable residential assessment levels have not been fully identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. The cost of required remediation, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the second or third quarter of fiscal 2008. As of January 27, 2008, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

We have discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls at our Rocky Mount, NC facility. Although formal test results are still pending, it appears that surface concentrations of chromium may be present above the North Carolina’s “soil remediation goals.” Additional tests to determine the nature and extent of the contamination are expected to take place in the second quarter of fiscal 2008. The cost of required remediation will vary depending on the nature and extent of the contamination. As of January 27, 2008, we have accrued $0.3 million to complete site analysis, testing and remediation. We do not believe the final resolution of this matter will result in a material adverse effect on our business, consolidated financial condition or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson Company (as predecessor to Robertson Building Systems Limited) of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicated that over a thousand companies sent waste materials to the Frontier site from 1974 to 1992. At this time, it can not be determined whether H.H. Robertson sent waste materials to this Frontier site, whether NCI can be construed as a successor to H.H. Robertson, or whether potential liabilities with this site exceed applicable materiality thresholds. Furthermore, any share of alleged potential liability allocable to H.H. Robertson cannot be determined at this time, but we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended October 28, 2007.

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

We have produced solid operating results for the first quarter of fiscal 2008, especially given the difficult economy that began for us in early 2007. Over the fiscal quarter, we saw a drop in new starts for nonresidential and low-rise construction, as well as increased steel prices. While we see reason for optimism on steel pricing towards the latter half of this year, we are taking a very cautious view given the unpredictability of this economy.

Sales for the first quarter of fiscal 2008 in our engineered building systems segment were comparable with the first quarter of fiscal 2007 and we completed the quarter with a backlog of $410 million, up 12.4% from $365 million at the end of the first quarter of fiscal 2007. Consistent with trends experienced in fiscal 2007, our engineered building systems segment bookings continued to be weighted toward larger, more complex projects with longer production schedules, and the segment’s sales continued to reflect ongoing softness in the markets for small buildings. As a result, we produced third-party sales for the first quarter of fiscal 2008 that were slightly ahead of the first quarter of fiscal 2007 while lower intersegment sales related to small buildings reduced our capacity utilization and operating margin.

Our metal components segment produced better than anticipated growth in tonnage for the first quarter of fiscal 2008, which increased 5% from the first quarter of fiscal 2007. This tonnage growth was driven by third-party sales, with intersegment sales declining as anticipated due to the scheduling of the engineered building systems segment backlog. Lower pricing and our decision to exit the residential overhead door product line resulted in slightly lower third-party sales and operating margin on a comparable-quarter basis.

The results for our metal coil coating segment for the first quarter of fiscal 2008 reflected an 18% increase in third-party sales due to a higher sales mix of package sales compared with higher tolling sales in the first quarter of fiscal 2007. These package sales masked a reduction in tonnage from third-party sales for the current quarter coupled with temporarily higher material costs for intersegment sales. This reduced operating leverage coupled with a pre-tax inventory charge of $0.9 million impacted the metal coil coating segment operating margin to half the level produced for the first quarter of fiscal 2007. The inventory charge resulted from an out of period correction to work-in-process standard costs.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal three months ended January 27, 2008, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. Based on recent price announcements from various suppliers, we expect our weighted average cost of steel to increase by approximately 22% by June 2008 compared to the end of the first quarter of fiscal 2008. We expect to be able to pass these cost increases on to the end users of our products subject to the limitations discussed below.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “—Liquidity and Capital Resources —Steel Prices” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk —Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s updated forecast for 2008 indicates a total nonresidential construction reduction of 7% in square footage and 2% in dollar value. Additionally, we review the American Institute of Architects survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

Products of all business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our condensed consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses.

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments, (ii) building components provided by the metal components segment to the engineered building systems segment, and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 5 of our condensed consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 27, 2008		January 28, 2007
		%		%
Sales:
Metal coil coating	$62,275	17	$59,219	16
Metal components	154,838	43	157,021	44
Engineered building systems	216,728	60	218,043	61
Intersegment sales	(72,352)	(20)	(74,980)	(21)

Total sales	$361,489	100	$359,303	100

Operating income:
Metal coil coating	$2,695	4	$4,643	8
Metal components	11,091	7	12,086	8
Engineered building systems	18,869	9	20,536	9
Corporate	(14,159)	—	(13,230)	—

Total operating income (% of sales)	$18,496	5	$24,035	7
Unallocated other expense	6,284		6,954

Income before income taxes	$12,212		$17,081

	January 27, 2008		October 28, 2007
Total assets:
Metal coil coating	$180,102	14	$180,930	13
Metal components	353,455	28	363,888	27
Engineered building systems	689,285	54	695,880	52
Corporate	53,404	4	102,360	8

Total assets	$1,276,246	100	$1,343,058	100

Corporate assets consist primarily of cash but also include deferred financing costs and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

NCI BUILDING SYSTEMS, INC.

FISCAL THREE MONTHS ENDED JANUARY 27, 2008 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 28, 2007

Consolidated sales for the three months ended January 27, 2008 were $361.5 million compared with $359.3 million for the three months ended January 28, 2007. Sales were up 0.6%, or $2.2 million. This slight increase was the result of increased sales of $8.1 million in the engineered building systems segment as a result of the acquisition of Garco at the beginning of the second quarter of fiscal 2007, partially offset by decreased tonnage volumes in the metal coil coating and engineered building systems segments. Lower tonnage volumes in the first fiscal quarter of 2008 compared with the same period in 2007 were driven by softer demand for our products.

Consolidated cost of sales increased 2.7% for the three months ended January 27, 2008 to $279.1 million compared with $271.6 million for the three months ended January 28, 2007. Gross margins were 22.8% for the three months ended January 27, 2008 compared to 24.4% for the same prior year period. The decrease in the gross margin percentage was a result of decreases in margins in all three segments.

Metal coil coating sales increased $3.1 million to $62.3 million in the three months ended January 27, 2008 from $59.2 million in the prior year’s period. Sales to third parties for the three months ended January 27, 2008 increased $3.0 million to $19.4 million from $16.4 million in the prior year’s period as a result of a shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a decrease in tonnage volumes. The remaining $0.1 million represents an increase in intersegment sales for the three months ended January 27, 2008 compared with prior year’s period. Metal coil coating third-party sales accounted for 5.4% of total consolidated third-party sales in the three months ended January 27, 2008 compared to 4.6% in the three months ended January 28, 2007.

Operating income of the metal coil coating segment decreased by 42.0% to $2.7 million, compared to $4.6 million in the prior year’s period primarily due to decreased gross profit. The lower margins resulted from a change in product mix from tolling revenue for coating services to package sales of coated steel products. Package sales of coated steel products contribute lower margins and higher revenue compared to tolling revenue for coating services. Included in operating income is an out of period pretax charge of $0.9 million to correct work-in-process standard costs during the quarter ended January 27, 2008. As a percentage of segment sales, operating income in the three months ended January 27, 2008 was 4.3%, compared to 7.8% in the three months ended January 28, 2007.

Metal components sales decreased $2.2 million, to $154.8 million, in the three months ended January 27, 2008 compared to $157.0 million in the prior year’s period. Sales were down primarily due to decreased pricing compared to the peak pricing in the prior year’s period, partially offset by a 4.9% increase in external tons shipped. Sales to third parties for the three months ended January 27, 2008 decreased $1.1 million to $133.0 million from $134.2 million in prior year’s quarter. The remaining $1.0 million represent a decrease in intersegment sales for the three months ended January 27, 2008 compared with prior year’s period. Metal components third-party sales accounted for 36.8% of total consolidated third-party sales in the three months ended January 27, 2008 compared to 37.3% in the three months ended January 28, 2007.

Operating income of the metal components segment decreased 8.2% in the three months ended January 27, 2008, to $11.1 million, compared to $12.1 million in the same prior year period. This $1.0 million decrease resulted from a $2.8 million decrease in gross profit partially offset by a $1.8 million decrease in selling and administrative expenses. The gross margins decreased due to lower relative sales prices, partially offset by higher tonnage volumes. The decrease in selling and administrative expenses was primarily due to decreases in various expenses, including wages and advertising costs.

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line. During the quarter ended January 27, 2008, we incurred a $0.2 million charge related to this exit plan and expect to incur additional charges up to $0.9 million in the second quarter of fiscal 2008. This amount may be offset by gains on asset dispositions in future periods.

Engineered building systems sales decreased $1.3 million to $216.7 million in the three months ended January 27, 2008 compared to $218.0 million in the prior year’s period. This decrease resulted from a 7.4% decrease in external tons shipped, partially offset by increased pricing and by sales of $8.1 million attributable to the Garco acquisition. Sales to third parties for the three months ended January 27, 2008 increased $0.4 million to $209.1 million from $208.7 million in the prior year’s period. The remaining $1.7 million represents a decrease in intersegment sales for the three months ended January 27, 2008. Engineered building systems third-party sales accounted for 57.8% of total consolidated third-party sales in the three months ended January 27, 2008 compared to 58.1% in the three months ended January 28, 2007.

Operating income of the engineered building systems segment decreased 8.1% in the three months ended January 27, 2008 to $18.9 million, compared to $20.5 million in the prior year’s period. This $1.7 million decrease resulted from $1.3 million increase in selling and administrative expenses and a $0.4 million decrease in gross profit. The decrease in gross profit was partially offset by the Garco acquisition which accounted for $2.3 million of increased gross profit. The gross margins were lower due to decreased overall tonnage volumes, partially offset by higher raw material costs that were effectively passed on to end users. The increase in selling and administrative expenses was due primarily to the acquisition of Garco which accounted for an increase of $1.9 million, partially offset by a decrease in various expenses, including wages.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $63.9 million in the three months ended January 27, 2008 compared to $63.6 million in the prior year’s period. Of this $0.3 million increase, the recent Garco acquisition accounted for $1.9 million, partially offset by $1.4 million decrease in wages due to lower headcount. In addition, we incurred a $0.7 million pre-tax share-based compensation charge related to the accelerated vesting of certain restricted stock grants of a former executive upon retirement. Further, we expect to incur a pretax charge of $0.7 million in the second quarter of fiscal 2008 related to the accelerated vesting of certain benefits upon the announced retirement of an additional former executive. As a percentage of sales, selling, general and administrative expenses were 17.7% for both the three months ended January 27, 2008 and the three months ended January 28, 2007.

Consolidated interest income for the three months ended January 27, 2008 increased by 430.6%, to $0.7 million, compared to $0.1 million for the prior year’s period. This increase was primarily due to higher invested cash balances during the three months ended January 27, 2008 compared with the prior year’s period.

Consolidated interest expense for the three months ended January 27, 2008 decreased by 5.3%, to $6.9 million compared to $7.3 million for the prior year’s period. At January 27, 2008, we had no amount outstanding on the revolving credit facility as compared to $20.0 million outstanding during the same period in fiscal 2007. In addition, lowered interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision for income taxes for the three months ended January 27, 2008 decreased 29.1%, to $4.7 million compared to $6.6 million for the prior year’s period. The decrease was primarily due to a $4.9 million decrease in pre-tax earnings.

Diluted earnings per share for the three months ended January 27, 2008 decreased 20.4%, to $0.39 per diluted share compared to $0.49 per diluted share for the prior fiscal period. The decrease was primarily due to a $2.9 million decrease in net income, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Notes for the three months ended January 27, 2008 compared to $0.03 per share for the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

General

On January 27, 2008 we had working capital of $141.6 million compared to $129.5 million at the end of fiscal 2007, a $12.1 million increase. Our cash and cash equivalents decreased $48.7 million to $26.4 million compared to $75.1 million at October 28, 2007. The decrease in the fiscal three months ended January 27, 2008 resulted from cash used in financing activities of $23.0 million primarily due to the mandatory prepayment provisions of our senior secured credit facility, $20.0 million of cash used in operating activities, $5.5 million of cash used in investing activities and a $0.2 million effect of exchange rate changes. The cash used in operating activities was impacted by a $53.5 million decrease in current liabilities, partially offset by a $15.9 million decrease in current assets from the end of fiscal 2007. The decrease in current liabilities is related to decreases in accounts payable and other current liabilities. The decrease in current assets is primarily related to decreases in accounts receivable, partially offset by increases in inventory. The cash used in investing activities was primarily related to $5.8 million used for capital expenditures primarily related to a building, facility equipment and computer software.

We invest our excess cash in various overnight investments.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation required that $21.7 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $22.3 million of our indebtedness primarily related to our term loan was classified as a current obligation at October 28, 2007. The excess cash flow amount was paid during the first quarter of fiscal 2008. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At January 27, 2008, letters of credit totaling approximately $13.6 million were outstanding under the revolving loan facility and $293.3 million was outstanding under the term loan. At October 28, 2007, letters of credit totaling approximately $14.1 million were outstanding on the revolving credit facility and $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the second quarter of fiscal 2008.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. After May 1, 2008 the senior debt ratio will change to a maximum ratio of 2.75 to 1 and the interest coverage ratio minimum will change to 5.0 to 1. The leverage ratio will remain the same. At January 27, 2008, our interest coverage, leverage and senior debt ratios were 6.29, 2.85 and 1.81, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 28, 2007, our interest coverage, leverage and senior debt ratios were 6.32, 2.91 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

At January 27, 2008 and October 28, 2007, we had approximately $111.4 million and $110.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $13.6 million and $14.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The fair value of the Swap Agreement, excluding accrued interest, as of January 27, 2008 and October 28, 2007, was a liability of approximately $6.4 million and $3.2 million, respectively. The interest rate swap agreement resulted in less than $0.2 million additional interest expense during the first quarter of fiscal 2008.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both January 27, 2008 and October 28, 2007, $180.0 million principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2007. Therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning on November 20, 2009.

In August 2007, the FASB issued for comment an exposure draft of a proposed FASB Staff Position APB 14-a (“Proposed FSP”) that would change the accounting for certain convertible debt instruments, including our Notes. Under the proposed new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for our Notes is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense would result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method of amortization. We believe the FASB plans to issue final guidance in the first half of calendar 2008. This Proposed FSP is expected to be effective as early as our fiscal year ended 2009, would not permit early application and would be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, it should be noted that the amount reported as interest expense in our consolidated statement of operations would increase.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth and fund planned capital expenditures of approximately $35 million for the remainder of fiscal 2008 and expansion when needed.

We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009, the remaining installment on our term loan by its maturity date in June 2010, or the $180.0 million convertible senior subordinated notes upon conversion or maturity, we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness.

We have used available funds to repurchase shares of our common stock under our stock repurchase program. However, during the first three months of fiscal 2008, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 27, 2008, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

During the three months ended January 27, 2008, we committed to a component inventory purchase obligation totaling $10.9 million over the next three years. If we cancel the contract prior to the production of the component inventory, we will be obligated to pay a pro-rata portion of $0.2 million cancellation charge based on a specified quantity to be produced and purchased under the contract. There have been no other material changes in our future contractual obligations since the end of fiscal 2007 other than the normal expiration of existing contractual obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 28, 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. The adoption of this pronouncement will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. We are currently evaluating the impact of adopting SFAS 141(R).

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for our fiscal year that begins November 3, 2008. In November 2007, the FASB approved a one-year partial deferral for the implementation of SFAS 157 for nonfinancial assets and liabilities that are carried at fair value on a recurring basis in the consolidated financial statements. We are currently evaluating the impact of adopting SFAS 157.

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

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 27, 2008, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvaume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Our average cost of steel, based on the typical mix of products we purchased decreased approximately 2.7% between October 2007 and January 2008 compared to an increase of approximately 9.3% between October 2006 and January 2007. Based on recent price announcements from various suppliers, we expect our weighted average cost of steel to increase by approximately 22% by June 2008 compared to the end of the first quarter of fiscal 2008. We expect to be able to pass these cost increases on to the end users of our products subject to the limitations discussed below. Based on the influencing factors above and expected cost increases in iron ore, coke, steel scrap and ocean freight, steel prices will likely increase again in fiscal 2008. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2008, we purchased approximately 49% of our steel requirements from two vendors. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. A prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $2.0 million for the three months ended January 27, 2008, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 27, 2008, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 9 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both January 27, 2008 and October 28, 2007, the notional amount of the Swap Agreement was $145 million.

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation losses included in other comprehensive income for the three months ended January 27, 2008 and January 28, 2007 was $(0.1) million and $(0.2) million, respectively.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange losses for the three months ended January 27, 2008 and January 28, 2007 were $(0.2) million and $(0.1) million, respectively.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 12, which is incorporated herein by reference.

Item 1A.	Risk Factors.

Refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2007 filed with the Securities and Exchange Commission (the “SEC”). There have been no material changes in risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the first quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 29, 2007 to November 25, 2007	—		—	—	646,092
November 26, 2007 to December 23, 2007	14,943	(2)	$33.72	—	646,092
December 24, 2007 to January 27, 2008	35,036	(2)	$28.79	—	646,092

Total	49,979		$30.26	—	646,092

(1)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first three months of fiscal 2008, we did not repurchase any shares of our common stock. At January 27, 2008, there were 0.6 million shares remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 4, 2008	By:	/s/ Frances Hawes
Frances Hawes
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarter Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	By-Laws, as amended through December 7, 2007 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated December 7, 2007 and incorporated by reference herein)

10.1	Agreement dated February 4, 2008, between NCI Building Systems, Inc. and Kenneth W. Maddox. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated January 31, 2008 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith