Form 10-Q
period 2008-04-27
NCI BUILDING SYSTEMS INC
filed 2008-06-04
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 27, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value—19,618,384 shares as of May 29, 2008

-i-

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 27, 2008	October 28, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$35,747	$75,054
Accounts receivable, net	152,782	158,435
Inventories, net	158,537	137,725
Deferred income taxes	24,212	23,439
Investments in debt and equity securities, at market	3,360	1,643
Prepaid expenses and other	21,270	14,616

Total current assets	395,908	410,912

Property, plant and equipment, net	256,333	261,994
Goodwill	616,400	616,400
Intangible assets, net	42,706	43,909
Other assets	9,949	9,843

Total assets	$1,321,296	$1,343,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$920	$22,312
Note payable	3,243	—
Accounts payable	121,719	130,161
Accrued compensation and benefits	46,983	55,247
Deferred compensation liability	3,363	1,648
Accrued interest	2,237	5,758
Other accrued expenses	54,397	66,645

Total current liabilities	232,862	281,771

Long-term debt	473,940	474,725
Deferred income taxes	44,839	43,638
Other long-term liabilities	5,246	3,228

Total long-term liabilities	524,025	521,591

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
Common stock, $.01 par value, 50,000,000 shares authorized; 22,397,141 and 22,129,236 issued; 19,727,739 and 19,538,832 shares outstanding	224	221
Additional paid-in capital	197,314	191,047
Retained earnings	484,459	462,444
Accumulated other comprehensive income (loss)	(999)	357
Treasury stock, at cost	(116,589)	(114,373)

Total stockholders’ equity	564,409	539,696

Total liabilities and stockholders’ equity	$1,321,296	$1,343,058

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	April 27, 2008	April 29, 2007
Sales	$416,143	$367,912
Cost of sales	312,703	282,337

Gross profit	103,440	85,575
Selling, general and administrative expenses	73,928	68,100

Income from operations	29,512	17,475
Interest income	102	102
Interest expense	(5,591)	(7,420)
Other income, net	252	663

Income before income taxes	24,275	10,820
Provision for income taxes	9,409	4,309

Net income	$14,866	$6,511

Earnings per share:
Basic	$0.77	$0.33

Diluted	$0.76	$0.31

Weighted average shares outstanding:
Basic	19,312	19,628
Diluted	19,440	20,962

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Six Months Ended
	April 27, 2008	April 29, 2007
Sales	$777,632	$727,413
Cost of sales	591,761	553,956

Gross profit	185,871	173,457
Selling, general and administrative expenses	137,863	131,749

Income from operations	48,008	41,708
Interest income	760	226
Interest expense	(12,495)	(14,712)
Other income, net	214	679

Income before income taxes	36,487	27,901
Provision for income taxes	14,111	10,937

Net income	$22,376	$16,964

Earnings per share:
Basic	$1.16	$0.86

Diluted	$1.15	$0.80

Weighted average shares outstanding:
Basic	19,281	19,663
Diluted	19,420	21,091

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	April 27, 2008	April 29, 2007
Cash flows from operating activities:
Net cash used in operating activities	$(4,206)	$(13,700)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(18,829)
Capital expenditures	(13,285)	(22,350)
Proceeds from the sale of property, plant and equipment	3,325	—
Other, net	(530)	570

Net cash used in investing activities	(10,490)	(40,609)

Cash flows from financing activities:
Payments on revolving line of credit	—	(42,000)
Borrowings on revolving line of credit	—	86,000
Payments on long-term debt	(22,177)	(474)
Payment on note payable	(649)	—
Proceeds from stock options exercised	447	940
Excess tax benefits from share-based compensation arrangements	154	546
Purchase of treasury stock	(2,216)	(10,763)

Net cash (used in) provided by financing activities	(24,441)	34,249
Effect of exchange rate changes on cash and cash equivalents	(170)	(31)

Net decrease in cash and cash equivalents	(39,307)	(20,091)
Cash and cash equivalents at beginning of period	75,054	25,038

Cash and cash equivalents at end of period	$35,747	$4,947

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 27, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal six month periods ended April 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2008. Among the factors that could cause actual results to differ materially are industry cyclicality and seasonality.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2008 is November 2, 2008. As a result, the fourth quarter of this fiscal year will include an additional week of operating activity.

Certain reclassifications have been made to prior period amounts in our condensed consolidated balance sheets and condensed consolidated statements of income to conform to the current presentation.

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

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of April 27, 2008.

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

NOTE 4 – INVENTORIES

The components of inventory are as follows (in thousands):

	April 27, 2008	October 28, 2007
Raw materials	$119,275	$93,464
Work in process and finished goods	39,262	44,261

	$158,537	$137,725

During the six months ended April 27, 2008, operating income included an out of period pretax charge of $0.9 million to correct work-in-process standard costs in our metal coil coating segment. We believe this charge is immaterial to the consolidated financial statements in the current or previous periods.

NOTE 5 – BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. Products of all three segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our condensed consolidated financial statements. We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment. We are not dependent on any one customer or group of customers. Substantially all of our sales are made within the United States. For the fiscal six months ended April 27, 2008, steel represented approximately 72% of our cost of goods sold. We are not dependent on any one source for our supply of steel, but approximately 48% of our steel purchases for the first six months of fiscal 2008 came from our largest two suppliers.

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Total sales:
Metal coil coating	$80,171	$63,844	$142,446	$123,063
Metal components	176,534	161,096	331,372	318,117
Engineered building systems	248,503	218,449	465,231	436,690
Intersegment sales	(89,065)	(75,477)	(161,417)	(150,457)

Total sales	$416,143	$367,912	$777,632	$727,413

External sales:
Metal coil coating	$27,288	$20,825	$46,670	$37,256
Metal components	150,503	137,720	283,537	271,903
Engineered building systems	238,352	209,367	447,425	418,254

Total sales	$416,143	$367,912	$777,632	$727,413

Operating income:
Metal coil coating	$6,705	$5,761	$9,400	$10,404
Metal components	17,734	9,122	28,825	21,208
Engineered building systems	22,729	15,741	41,598	36,442
Corporate	(17,656)	(13,149)	(31,815)	(26,346)

Total operating income	$29,512	$17,475	$48,008	$41,708
Unallocated other expense	(5,237)	(6,655)	(11,521)	(13,807)

Income before income taxes	$24,275	$10,820	$36,487	$27,901

			April 27, 2008	October 28, 2007
Total assets:
Metal coil coating			$180,241	$180,930
Metal components			363,746	363,888
Engineered building systems			714,682	695,880
Corporate			62,627	102,360

Total assets			$1,321,296	$1,343,058

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the three month and six month periods ended April 27, 2008, we incurred expenses of $0.6 million and $0.8 million, respectively, related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

NOTE 6 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of April 27, 2008, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During the six months ended April 27, 2008, we granted 249,644 shares of restricted stock awards with a fair value of $6.5 million. The restricted stock awards granted during the three months ended April 27, 2008 were insignificant. The total pre-tax share-based compensation cost that has been recognized in results of operations was $3.4 million and $2.3 million for the three months ended April 27, 2008 and April 29, 2007, respectively, and $6.3 million and $4.1 million for the six months ended April 27, 2008 and April 29, 2007, respectively. Of these amounts, $3.2 million and $2.1 million for the three months ended April 27, 2008 and April 29, 2007, respectively, and $5.8 million and $3.7 million for the six months ended April 27, 2008 and April 29, 2007, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. Included in the $6.3 million pre-tax share-based compensation cost for the three months ended April 27, 2008 is $1.5 million related to accelerated vesting of certain restricted stock grants of former executives upon retirement. As of April 27, 2008 and October 28, 2007, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.3 million and $0.9 million for the three months ended April 27, 2008 and April 29, 2007, respectively, and $2.4 million and $1.6 million for the six months ended April 27, 2008 and April 29, 2007, respectively. As of April 27, 2008 and April 29, 2007, there was approximately $13.2 million and $18.6 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 3.9 years and 4.3 years, respectively.

Cash received from option exercises was $0.4 million and $0.9 million during the first six months of fiscal 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $0.4 million for the first six months of fiscal 2008 and 2007, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Numerator for Basic and Diluted Earnings Per Share
Net income	$14,866	$6,511	$22,376	$16,964

Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,312	19,628	19,281	19,663
Common stock equivalents:
Employee stock options	93	234	89	241
Unvested restricted stock awards	35	93	50	83
Convertible notes	—	1,007	—	1,104

Adjusted weighted average shares and assumed conversions for diluted earnings per share	19,440	20,962	19,420	21,091

Earnings per share:
Basic	$0.77	$0.33	$1.16	$0.86

Diluted	$0.76	$0.31	$1.15	$0.80

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 459,000 and 2,500 shares for the three months ended April 27, 2008 and April 29, 2007, respectively, and 455,000 and 2,500 shares for the six months ended April 27, 2008 and April 29, 2007, respectively. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 192,000 shares for the three months ended April 27, 2008. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 208,000 shares for the six months ended April 27, 2008. For the three months and six months ended April 29, 2007, there were no anti-dilutive weighted average unvested restricted shares excluded from the diluted earnings per share calculation.

The indenture under which the Notes were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three month and six month periods ended April 27, 2008, our average stock price traded below the initial conversion price (approximately $40.14) of our Notes (see Note 9). Therefore, the incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have not been included in the diluted earnings per share calculation because our average stock price did not exceed the $40.14 conversion threshold. The Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

NOTE 8 – WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our condensed consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of Robertson-Ceco II Corporation (“RCC”) of $7.6 million which represents the fair value of the future warranty obligation at the time of purchase. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	April 27, 2008	April 29, 2007
Beginning balance	$14,844	$14,863
Warranties issued	1,440	1,009
Revenue recognized	(580)	(465)
Other	(21)	(150)

Ending balance	$15,683	$15,257

NOTE 9 – LONG-TERM DEBT AND NOTE PAYABLE

Debt

Debt is comprised of the following (in thousands):

	April 27, 2008	October 28, 2007
$400 Million Term Loan, due June 2010 (4.0% - 4.1% at April 27, 2008 and 6.5% - 7.0% at October 28, 2007)	$293,290	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	1,570	2,030
Capital lease commitments	—	7

	474,860	497,037
Current portion of long-term debt	(920)	(22,312)

Total long-term debt	$473,940	$$474,725

The scheduled maturity of our debt is as follows (in thousands):

April 28, 2008 to November 2, 2008	$460
2009	920
2010	293,480
2011	—
2012 and thereafter	180,000

$474,860

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing on June 18, 2010. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024 (discussed below). At April 27, 2008 and October 28, 2007, letters of credit totaling approximately $13.6 million and $14.1 million, respectively, were outstanding on the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both April 27, 2008 and October 28, 2007.

On June 15, 2006, we entered into a forward interest rate swap agreement (the “Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and will further decrease on each of October 14, 2008 and October 13, 2009 to $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. The fair value of the Swap Agreement, excluding accrued interest, as of April 27, 2008 and October 28, 2007, was a liability of approximately $5.2 million and $3.2 million, respectively.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At April 27, 2008 and October 28, 2007, $180.0 million principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2008; therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

Note payable

Note payable is comprised of certain insurance premiums and, as of April 27, 2008 we had outstanding a note payable in the amount of $3.2 million of the initial $3.8 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Net income	$14,866	$6,511	$22,376	$16,964
Foreign exchange translation loss, net of tax	(9)	194	(111)	(20)
Change in fair value of interest rate swap, net of tax	695	(437)	(1,245)	153

	$15,552	$6,268	$21,020	$17,097

Accumulated other comprehensive income consists of the following (in thousands):

	April 27, 2008	October 28, 2007
Foreign exchange translation adjustments	$219	$330
Defined benefit pension plan	2,019	2,019
Unrealized losses on interest rate swap	(3,236)	(1,992)

	$(998)	$357

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, will not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Notes to their face amount. The Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Notes will increase from 2.125% to between 6% and 7%.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. FAS 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of this pronouncement will have an impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We will implement this statement as of February 2, 2009 during our second quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 161.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. The adoption of this pronouncement will not have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are evaluating the impact of adopting SFAS 159 but currently do not intend to elect the fair value option for any financial assets or liabilities.

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

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. Vertical delineation has been completed. Horizontal delineation has also been completed, but affected plume concentrations in excess of applicable residential assessment levels have not been fully identified. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. The cost of required remediation of the affected plume, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the third or fourth quarter of fiscal 2008. As of April 27, 2008, we have accrued $0.1 million to complete site analysis and testing. At this time, we can not estimate a loss for any potential remediation costs, but we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

We have discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls at our Rocky Mount, NC facility. Although formal test results are still pending, it appears that surface concentrations of chromium may be present above the North Carolina’s “soil remediation goals.” Additional tests to determine the nature and extent of the contamination are expected to take place in the third quarter of fiscal 2008. The cost of required remediation will vary depending on the nature and extent of the contamination. As of April 27, 2008, we have accrued $0.3 million to complete site analysis, testing and remediation. We do not believe the final resolution of this matter will result in a material adverse effect on our business, consolidated financial condition or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson Company (as predecessor to Robertson Building Systems Limited) of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicate that over a thousand companies sent waste materials to the Frontier site from 1974 to 1992. At this time, it can not be determined whether H.H. Robertson sent waste materials to this Frontier site, whether NCI can be construed as a successor to H.H. Robertson, or whether potential liabilities with this site exceed applicable materiality thresholds. As a result of the foregoing, as well as other uncertainties related to this matter, several de-minimis parties, including H.H. Robertson Company were offered a “cash-out” opportunity. Pursuant to this “cash-out” opportunity, an offer has been made to H.H. Robertson Company (as the alleged predecessor to Robertson Building Systems Limited) to enter into a Settlement Agreement and limited Liability Release in exchange for a payment of $4,000 on or before July 18, 2008. H.H. Robertson Company (as the alleged predecessor to Robertson Building Systems Limited) is in the process of finalizing the Settlement Agreement and limited Liability Release. We do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

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

The metal coil coating segment posted strong revenue and operating performance on both a year-over-year and sequential basis. The increase was primarily attributable to higher revenues as a result of the product shift from toll coating services to package sales, which are higher dollar but lower margin transactions, as well as rising steel prices. Plant capacity utilization during the second quarter of fiscal 2008 was 77% and operating margin was 25%, in line with our target range which reflects the product mix shift.

The metal components segment achieved operating margin improvement as operating performance has continued to recover from the second quarter of fiscal 2007. Revenue increases were driven by volume growth and to a lesser extent, the increased price of steel. Significant improvement in utilization as a result of higher volumes, combined with cost reduction initiatives, which were initially undertaken in the second half of fiscal 2007, contributed to the improvement in operating income.

Revenue for the engineered building systems segment increased 14% on both a year-over-year and sequential basis. Plant utilization increased to 71% for the fiscal quarter and the engineered building systems segment recorded solid operating margin improvement. The backlog for the engineered building systems segment was $449 million at the end of the quarter, flat with the second quarter of fiscal 2007 and up 9.3% from the first quarter of fiscal 2008.

Included in the second quarter of fiscal 2008 net income were special charges of approximately $2.8 million related to executive retirement costs and exiting the metal components segment’s residential overhead door product line. We continue to see solid demand from key end markets, as evidenced by our engineered building systems segment backlog and the current level of quoting activity. We are actively monitoring the impact of higher steel prices on bookings and continue to work with customers to effectively manage through this challenging period.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal six months ended April 27, 2008, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. Based on recent price announcements from various suppliers, we expect steel prices will likely increase through the remainder of fiscal 2008. We expect to be able to pass these cost increases on to the end users of our products subject to the limitations discussed below. See additional discussion of steel prices in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

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

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s updated forecast for 2008 indicates a total nonresidential construction reduction of 11% in square footage and 4% in dollar value. Additionally, we review the American Institute of Architects survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

RESULTS OF OPERATIONS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.

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

Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 5 of our condensed consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 27, 2008		April 29, 2007		April 27, 2008		April 29, 2007
		%		%		%		%
Sales:
Metal coil coating	$80,171	19	$63,844	17	$142,446	18	$123,063	17
Metal components	176,534	42	161,096	44	331,372	43	318,117	44
Engineered building systems	248,503	60	218,449	59	465,231	60	436,690	60
Intersegment sales	(89,065)	(21)	(75,477)	(20)	(161,417)	(21)	(150,457)	(21)

Total sales	$416,143	100	$367,912	100	$777,632	100	$727,413	100

Operating income:
Metal coil coating	$6,705	8	$5,761	9	$9,400	7	$10,404	8
Metal components	17,734	10	9,122	6	28,825	9	21,208	7
Engineered building systems	22,729	9	15,741	7	41,598	9	36,442	8
Corporate	(17,656)	—	(13,149)	—	(31,815)	—	(26,346)	—

Total operating income (% of sales)	$29,512	7	$17,475	5	$48,008	6	$41,708	6
Unallocated other expense	5,237		6,655		11,521		13,807

Income before income taxes	$24,275		$10,820		$36,487		$27,901

					April 27, 2008		October 28, 2007
Total assets:						%		%
Metal coil coating					$180,241	14	$180,930	13
Metal components					363,746	28	363,888	27
Engineered building systems					714,682	54	695,880	52
Corporate					62,627	4	102,360	8

Total assets					$1,321,296	100	$1,343,058	100

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

FISCAL THREE MONTHS ENDED APRIL 27, 2008 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 29, 2007

Consolidated sales for the three months ended April 27, 2008 were $416.1 million compared with $367.9 million for the three months ended April 29, 2007. Sales were up 13.1%, or $48.2 million. Of this increase, $41.4 million related to the increased tonnage volumes in the engineered buildings systems and metal components segments, partially offset by decreased external tonnage volumes in the metal coil coating segment. Lower external tonnage volumes in the metal coil coating segment in the second quarter of fiscal 2008 compared with the same period in 2007 was driven by reduced demand for such products.

Consolidated cost of sales increased by 10.8% for the three months ended April 27, 2008 to $312.7 million compared with $282.3 million for the three months ended April 29, 2007. Gross margins were 24.9% for the three months ended April 27, 2008 compared to 23.3% for the same prior year period. The increase in the gross margin percentage was a result of increases in margins at the engineered building systems and metal components segments, partially offset by decreased margins at the metal coil coating segment.

Metal coil coating sales increased $16.3 million to $80.2 million in the three months ended April 27, 2008 from $63.8 million in the prior year’s period. Sales to third parties for the three months ended April 27, 2008 increased $6.5 million to $27.3 million from $20.8 million in the prior year’s period as a result of a shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a decrease in external tonnage volumes. The remaining $9.9 million represents an increase in intersegment sales for the three months ended April 27, 2008 compared with prior year’s period. Metal coil coating third-party sales accounted for 6.6% of total consolidated third-party sales in the three months ended April 27, 2008 compared to 5.7% in the three months ended April 29, 2007.

Operating income of the metal coil coating segment increased by 16.4% to $6.7 million compared to $5.8 million in the prior year’s period primarily due to increased gross profit. However, the margins were lower as a result of a change in product mix from tolling revenue for coating services to package sales of coated steel products. Package sales of coated steel products contribute lower margins and higher revenue compared to tolling revenue for coating services. As a percentage of total segment sales, operating income in the three months ended April 27, 2008 was 8.4%, compared to 9.0% in the three months ended April 29, 2007.

Metal components sales increased $15.4 million to $176.5 million in the three months ended April 27, 2008 compared to $161.1 million in the prior year’s period. Sales were up due to a 5.8% increase in external tons shipped and increased pricing compared to prior year’s period. Sales to third parties for the three months ended April 27, 2008 increased $12.8 million to $150.5 million from $137.7 million in prior year’s quarter. The remaining $2.7 million represents an increase in intersegment sales for the three months ended April 27, 2008 compared with prior year’s period. Metal components third-party sales accounted for 36.2% of total consolidated third-party sales in the three months ended April 27, 2008 compared to 37.4% in the three months ended April 29, 2007.

Operating income of the metal components segment increased by 94.4% in the three months ended April 27, 2008 to $17.7 million compared to $9.1 million in the same prior year period. This $8.6 million increase resulted from an $8.2 million increase in gross profit and a $0.4 million decrease in selling and administrative expenses. The gross margins were higher primarily due to increased pricing compared to prior year’s period which had been depressed due to an over abundance of steel inventory in the market at that time. In addition, we incurred charges of $1.5 million in cost of sales related to the exit of our residential overhead door product line which were partially offset by a $1.0 million gain on the disposition of related property and equipment. The decrease in selling and administrative expenses was primarily due to decreases in various expenses, including wages.

Engineered building systems sales increased $30.1 million to $248.5 million in the three months ended April 29, 2007 compared to $218.4 million in the prior year’s period. This increase resulted from a 9.5% increase in external tons shipped and increased pricing as a result of increased steel costs. Sales to third parties for the three months ended April 27, 2008 increased $29.0 million to $238.4 million from $209.4 million in the prior year’s period. The remaining $1.1 million represents an increase in intersegment sales for the three months ended April 27, 2008. Engineered building systems third-party sales accounted for 57.3% of total consolidated third-party sales in the three months ended April 27, 2008 compared to 56.9% in the three months ended April 29, 2007.

Operating income of the engineered building systems segment increased by 44.4% in the three months ended April 27, 2008 to $22.7 million compared to $15.7 million in the prior year’s period. This $7.0 million increase resulted from an $8.9 million increase in gross profit, partially offset by a $2.0 million increase in selling and administrative expenses. The gross margins were higher due to increased overall tonnage volumes and higher pricing, partially offset by higher raw material costs. The increase in selling and administrative expenses was primarily due to a $1.2 million increase in selling expenses on higher sales activity and increases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $73.9 million in the three months ended April 27, 2008 compared to $68.1 million in the prior year’s period. Of this $5.8 million increase, we incurred $2.2 million related to the accelerated vesting of certain benefits and restricted stock grants of former executives upon retirement. In addition, the increase in selling and administrative expenses was due to $1.2 million in selling expenses on higher sales activity, $1.2 million in wages and incentive compensation costs and various other expenses. As a percentage of sales, selling, general and administrative expenses were 17.8% for the three months ended April 27, 2008 as compared to 18.5% for the three months ended April 29, 2007.

Consolidated interest expense for the three months ended April 27, 2008 decreased by 24.6% to $5.6 million compared to $7.4 million for the prior year’s period. At April 27, 2008, we had no amount outstanding on the revolving credit facility as compared with $44.0 million outstanding at April 29, 2007. We also repaid $21.7 million of our Term Loan in January 2008. In addition, lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision for income taxes for the three months ended April 27, 2008 increased by 118.4% to $9.4 million compared to $4.3 million for the prior year’s period. The increase was primarily due to a $13.5 million increase in pre-tax earnings.

Diluted earnings per share for the three months ended April 27, 2008 increased by 145.2% to $0.76 per diluted share compared to $0.31 per diluted share for the prior fiscal period. The increase was primarily due to an $8.4 million increase in net income resulting from the factors described above and a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Notes for the three months ended April 27, 2008 compared to $0.02 per share for the prior fiscal period.

FISCAL SIX MONTHS ENDED APRIL 27, 2008 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 29, 2007

Consolidated sales for the six months ended April 27, 2008 were $777.6 million compared with $727.4 million for the six months ended April 29, 2007. Sales were up 6.9%, or $50.2 million. Of this increase, $32.0 million related to the increased tonnage volumes in the engineered buildings systems and metal components segments, partially offset by decreased tonnage volumes in the metal coil coating segment. Lower tonnage volumes in the metal coil coating segment in the first six months of 2008 compared with the same period in 2007 were driven by reduced demand for such products. In addition, increased pricing contributed $10.6 million to the total increase in consolidated sales.

Consolidated cost of sales increased by 6.8% for the six months ended April 27, 2008 to $591.8 million compared with $554.0 million for the six months ended April 29, 2007. Gross margins were 23.9% for the six months ended April 27, 2008 compared to 23.8% for the same prior year period. The gross margin percentage was slightly higher as a result of increased margins at the metal components and engineered building systems segments, partially offset by decreased margins at the metal coil coating segment.

Metal coil coating sales increased $19.4 million to $142.4 million in the six months ended April 27, 2008 from $123.1 million in the prior year’s period. Sales to third parties for the six months ended April 27, 2008 increased $9.4 million to $46.7 million from $37.3 million in the prior year’s period as a result of a shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a decrease in tonnage volumes. The remaining $10.0 million represents an increase in intersegment sales for the six months ended April 27, 2008 compared with prior year’s period. Metal coil coating third-party sales accounted for 6.0% of total consolidated third-party sales in the six months ended April 27, 2008 compared with 5.1% in the six months ended April 29, 2007.

Operating income of the metal coil coating segment decreased by 9.7% to $9.4 million compared to $10.4 million in the prior year’s period primarily due to decreased gross profit. The lower margins resulted from a change in product mix from tolling revenue for coating services to package sales of coated steel products. Package sales of coated steel products contribute lower margins and higher revenue compared to tolling revenue for coating services. As a percentage of total segment sales, operating income in the six months ended April 27, 2008 was 6.6%, compared to 8.5% in the six months ended April 29, 2007.

Metal components sales increased $13.3 million to $331.4 million in the six months ended April 27, 2008 compared to $318.1 million in the prior year’s period. Sales were up primarily due to a 5.4% increase in external tons shipped. Sales to third parties for the six months ended April 27, 2008 increased $11.6 million to $283.5 million from $271.9 million in prior year’s period. The remaining $1.6 million represents an increase in intersegment sales for the six months ended April 27, 2008 compared with prior year’s period. Metal components third-party sales accounted for 36.5% of total consolidated third-party sales in the six months ended April 27, 2008 compared to 37.4% in the six months ended April 29, 2007.

Operating income of the metal components segment increased by 35.9% in the six months ended April 27, 2008 to $28.8 million compared to $21.2 million in the same period of the prior year. This $7.6 million increase resulted from a $5.4 million increase in gross profit and a $2.2 million decrease in selling and administrative expenses. The gross margins were higher due to increased overall tonnage volumes and our ability to effectively manage our raw material and manufacturing costs. In addition, we incurred charges of $1.7 million in cost of sales related to the exit of our residential overhead door product line which were partially offset by a $1.0 million gain on the disposition of related property and equipment. The decrease in selling and administrative expenses was primarily due to decreases in various expenses, including a $1.2 million decrease in wages and incentive costs.

Engineered building systems sales increased $28.5 million to $465.2 million in the six months ended April 27, 2008 compared to $436.7 million in the prior year’s period. This increase resulted from increased pricing as a result of increased steel costs and by sales of $7.6 million attributable to the Garco acquisition. Sales to third parties for the six months ended April 27, 2008 increased $29.2 million to $447.4 million from $418.3 million in the prior year’s period. The remaining $0.6 million represents a decrease in intersegment sales for the six months ended April 27, 2008. Engineered building systems third-party sales accounted for 57.5% of total consolidated third-party sales in both the six months ended April 27, 2008 and April 29, 2007.

Operating income of the engineered building systems segment increased by 14.1% in the six months ended April 27, 2008 to $41.6 million compared to $36.4 million in the prior year’s period. This $5.2 million increase resulted from an $8.4 million increase in gross profit, partially offset by a $3.2 million increase in selling and administrative expenses. The gross margins were higher due to higher pricing, partially offset by higher raw material costs. The higher pricing was the result of stronger sales in the more complex, larger structure markets such as energy, manufacturing and institutional markets compared to a reduced demand in the less complex markets. In addition, the Garco acquisition accounted for $2.3 million of the increase in gross profit. The increase in selling and administrative expenses was primarily due to a $2.4 million increase as a result of the Garco acquisition and a $1.8 million increase in wages and incentive costs.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $137.9 million in the six months ended April 27, 2008 compared to $131.7 million in the prior year’s period. Of this $6.1 million increase, $2.4 million related to the Garco acquisition and $1.9 million related to wages and incentive compensation costs. In addition, we incurred $2.9 million related to the accelerated vesting of certain benefits and restricted stock grants of former executives upon retirement. This increase was partially offset by $1.5 million in amortization and depreciation due to intangible assets being fully amortized. As a percentage of sales, selling, general and administrative expenses were 17.7% for the six months ended April 27, 2008 as compared to 18.1% for the six months ended April 29, 2007.

Consolidated interest income for the six months ended April 27, 2008 increased by 236.3% to $0.8 million compared to $0.2 million for the prior year’s period. This increase was primarily due to higher invested cash balances during the six months ended April 27, 2008 compared with the prior year’s period.

Consolidated interest expense for the six months ended April 27, 2008 decreased by 15.1% to $12.5 million compared to $14.7 million for the prior year’s period. At April 27, 2008, we had no amounts outstanding on the revolving credit facility as compared with $44.0 million outstanding at April 29, 2007. We also reduced repaid $21.7 million of our Term Loan in January 2008. In addition, lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision for income taxes for the six months ended April 27, 2008 increased by 29.0% to $14.1 million compared to $10.9 million for the prior year’s period. The increase was primarily due to an $8.6 million increase in pre-tax earnings.

Diluted earnings per share for the six months ended April 27, 2008 increased by 43.8% to $1.15 per diluted share compared to $0.80 per diluted share for the prior fiscal period. The increase was primarily due to a $5.4 million increase in net income resulting from the factors described above and a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Notes for the six months ended April 27, 2008 compared to $0.05 per share for the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

General

On April 27, 2008 we had working capital of $163.0 million compared to $129.1 million at the end of fiscal 2007, a $33.9 million increase. Our cash and cash equivalents decreased $39.3 million to $35.7 million compared to $75.1 million at October 28, 2007. The decrease in the fiscal six months ended April 27, 2008 resulted from cash used in financing activities of $24.4 million primarily due to the mandatory prepayment provisions of our senior secured credit facility, $10.5 million of cash used in investing activities, $4.2 million of cash used in operating activities and a $0.2 million effect of exchange rate changes. The cash used in operating activities was impacted by a $26.5 million decrease in current liabilities and a $22.9 million increase in current assets from the end of fiscal 2007. The decrease in current liabilities is related to decreases in other current liabilities and accounts payable. The increase in current assets is primarily related to increases in inventory. The cash used in investing activities was primarily related to $13.3 million used for capital expenditures primarily related to a new facility, building, facility equipment and computer software.

We invest our excess cash in various overnight investments.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation required that $21.7 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $22.3 million of our indebtedness primarily related to our term loan was classified as a current obligation at October 28, 2007. The excess cash flow amount was paid during the first quarter of fiscal 2008. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At April 27, 2008, letters of credit totaling approximately $13.6 million were outstanding under the revolving credit facility and $293.3 million was outstanding under the term loan. At October 28, 2007, letters of credit totaling approximately $14.1 million were outstanding on the revolving credit facility and $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the third quarter of fiscal 2008.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 4.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 3.0 to 1, respectively. After May 1, 2008, the senior debt ratio will change to a maximum ratio of 2.75 to 1 and the interest coverage ratio minimum will change to 5.0 to 1. The leverage ratio will remain the same. At April 27, 2008, our interest coverage, leverage and senior debt ratios were 7.26, 2.64 and 1.67, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 28, 2007, our interest coverage, leverage and senior debt ratios were 6.32, 2.91 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

At April 27, 2008 and October 28, 2007, we had approximately $111.4 million and $110.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $13.6 million and $14.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The fair value of the Swap Agreement, excluding accrued interest, as of April 27, 2008 and October 28, 2007, was a liability of approximately $5.2 million and $3.2 million, respectively. The interest rate swap agreement resulted in less than $0.7 million additional interest expense during the first six months of fiscal 2008.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both April 27, 2008 and October 28, 2007, $180.0 million principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2008. Therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning on November 20, 2009.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth and fund planned capital expenditures of approximately $25 million for the remainder of fiscal 2008 and expansion when needed.

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

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the first six months of fiscal 2008, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 27, 2008, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

During the six months ended April 27, 2008, we committed to a component inventory purchase obligation totaling $10.9 million over the next three years. If we cancel the contract prior to the production of the component inventory, we will be obligated to pay a pro-rata portion of $0.2 million cancellation charge based on a specified quantity to be produced and purchased under the contract. There have been no other material changes in our future contractual obligations since the end of fiscal 2007 other than the normal expiration of existing contractual obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, will not permit early application and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Notes to their face amount. The Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Notes will increase from 2.125% to between 6% and 7%.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. FAS 162 is effective sixty days following the SEC’s approval of Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We do not believe the adoption of this pronouncement will have an impact on our financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We will implement this statement during our second quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 161.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009. The adoption of this pronouncement will not have a material impact on our financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We are evaluating the impact of adopting SFAS 159 but currently do not intend to elect the fair value option for any financial assets or liabilities.

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

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 27, 2008, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on recent price announcements from various suppliers and expected cost increases in iron ore, coke, steel scrap and ocean freight, steel prices will likely increase through the remainder of fiscal 2008. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five year period. The CRU North American Steel Price Index has been published by the CRU since 1994. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the May index would likely approximate our fiscal July steel purchase deliveries based on current lead times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

Source: www.crugroup.com

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2008, we purchased approximately 48% of our steel requirements from two vendors. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. A prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $4.3 million for the six months ended April 27, 2008, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 27, 2008, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 9 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both April 27, 2008 and October 28, 2007, the notional amount of the Swap Agreement was $145 million.

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation gains (losses) included in other comprehensive income for the six months ended April 27, 2008 were $(0.1) million and for the three months ended April 29, 2007 were $0.2 million. The translation losses included in other comprehensive income for the three months ended April 27, 2008 and the six months ended April 29, 2007 were insignificant.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months ended April 27, 2008 were $0.2 million and for the three months and six months ended April 29, 2007 were $(0.1) million and $(0.2) million, respectively. Net foreign currency exchange losses for the six months ended April 27, 2008 were insignificant.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the second quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
January 28, 2008 to February 24, 2008	3,877	$28.26	—	646,092
February 25, 2008 to March 23, 2008	164	$32.37	—	646,092
March 24, 2008 to April 27, 2008	24,978	$23.54	—	646,092

Total	29,019	$24.22	—	646,092

(1)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first six months of fiscal 2008, we did not repurchase any shares of our common stock. At April 27, 2008, there were 0.6 million shares remaining authorized for repurchase under the program.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on Thursday, March 6, 2008. The number of shares present in person and/or by proxy at such meeting was 19,789,440 representing 89% of the 22,302,586 shares of common stock issued and outstanding on January 8, 2008, which was the record date for the determination of the stockholders entitled to vote at the meeting. At the Annual Meeting, the stockholders of the Company (i) elected three Class III directors to serve until the annual meeting of stockholders to be held in 2011 and (ii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008. Of the 19,789,440 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominee	Votes Cast For Nominee	Votes Withheld From Nominee
Class III:

Norman C. Chambers	18,771,395	1,018,045
William D. Breedlove	18,770,468	1,018,972
Phillip J. Hawk	18,634,416	1,155,024

In addition to Messrs. Chambers, Breedlove and Hawk, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: Larry D. Edwards, Ed L. Phipps, W. Bernard Pieper, John K. Sterling, Gary L. Forbes, Max L. Lukens and George Martinez.

The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2008 by the following vote:

For	Against	Abstain
19,760,199	20,937	8,304

Item 6.	Exhibits

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 3, 2008	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-Laws, as amended through December 7, 2006 (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

10.1	Agreement dated February 4, 2008, between NCI Building Systems, Inc. and Kenneth W. Maddox (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated January 31, 2008 and incorporated by reference herein)

10.2	Agreement dated March 27, 2008, between NCI Building Systems, Inc. and Frances P. Hawes (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 28, 2008 and incorporated by reference herein)

10.3	Agreement dated March 27, 2008, between NCI Building Systems, Inc. and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 27, 2008 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith