Form 10-Q
period 2008-07-27
NCI BUILDING SYSTEMS INC
filed 2008-09-04
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 Par Value—19,726,213 shares as of August 28, 2008

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 27, 2008	October 28, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$39,880	$75,054
Accounts receivable, net	166,073	158,967
Inventories, net	226,563	137,725
Deferred income taxes	24,200	23,439
Investments in debt and equity securities, at market	3,132	1,643
Prepaid expenses and other	18,379	14,084

Total current assets	478,227	410,912

Property, plant and equipment, net	252,075	261,994
Goodwill	616,400	616,400
Intangible assets, net	42,192	43,909
Other assets	7,802	9,843

Total assets	$1,396,696	$1,343,058

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$920	$22,312
Note payable	1,297	—
Accounts payable	144,679	130,161
Accrued compensation and benefits	60,835	56,895
Accrued interest	1,611	5,758
Other accrued expenses	66,572	66,645

Total current liabilities	275,914	281,771

Long-term debt	473,710	474,725
Deferred income taxes	44,388	43,638
Other long-term liabilities	4,034	3,228

Total long-term liabilities	522,132	521,591

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized; 22,397,353 and 22,129,236 issued; 19,727,734 and 19,538,832 shares outstanding	224	221
Additional paid-in capital	198,923	191,047
Retained earnings	516,350	462,444
Accumulated other comprehensive income (loss)	(250)	357
Treasury stock, at cost	(116,597)	(114,373)

Total stockholders’ equity	598,650	539,696

Total liabilities and stockholders’ equity	$1,396,696	$1,343,058

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	July 27, 2008	July 29, 2007
Sales	$477,596	$434,081
Cost of sales	349,071	324,053

Gross profit	128,525	110,028
Selling, general and administrative expenses	72,810	67,781

Income from operations	55,715	42,247
Interest income	157	7
Interest expense	(5,364)	(7,206)
Other income, net	808	125

Income before income taxes	51,316	35,173
Provision for income taxes	19,425	13,846

Net income	$31,891	$21,327

Earnings per share:
Basic	$1.65	$1.09

Diluted	$1.63	$1.02

Weighted average shares outstanding:
Basic	19,363	19,655
Diluted	19,543	20,881

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007
Sales	$1,255,228	$1,161,494
Cost of sales	940,832	878,009

Gross profit	314,396	283,485
Selling, general and administrative expenses	210,673	199,530

Income from operations	103,723	83,955
Interest income	917	233
Interest expense	(17,859)	(21,918)
Other income, net	1,022	804

Income before income taxes	87,803	63,074
Provision for income taxes	33,536	24,783

Net income	$54,267	$38,291

Earnings per share:
Basic	$2.81	$1.95

Diluted	$2.79	$1.82

Weighted average shares outstanding:
Basic	19,308	19,661
Diluted	19,455	21,022

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007
Cash flows from operating activities:
Net cash provided by operating activities	$3,224	$42,725

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(18,859)
Capital expenditures	(17,922)	(33,440)
Proceeds from the sale of property, plant and equipment	4,225	—
Other, net	2,117	(401)

Net cash used in investing activities	(11,580)	(52,700)

Cash flows from financing activities:
Payments on revolving line of credit	—	(90,500)
Borrowings on revolving line of credit	—	90,500
Payments on long-term debt	(22,407)	(710)
Payments on note payable	(2,595)	—
Payment of financing costs	(75)	(75)
Proceeds from stock options exercised	489	3,787
Excess tax benefits from share-based compensation arrangements	162	1,459
Purchase of treasury stock	(2,224)	(12,286)

Net cash used in financing activities	(26,650)	(7,825)
Effect of exchange rate changes on cash and cash equivalents	(168)	216

Net decrease in cash and cash equivalents	(35,174)	(17,584)
Cash and cash equivalents at beginning of period	75,054	25,038

Cash and cash equivalents at end of period	$39,880	$7,454

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 27, 2008

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month and fiscal nine month periods ended July 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2008. Among the factors that could cause actual results to differ materially are industry cyclicality, seasonality and changes in steel prices.

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

NOTE 2 – CHANGE IN ACCOUNTING

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) on October 29, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if, based on the weight of the available evidence, it is more likely than not that the position will be sustained on examination. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement with a taxing authority. Both criteria presume that the tax position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease of $0.4 million to retained earnings. The total amount of unrecognized tax benefits and related penalties and interest as of October 29, 2007 was $0.9 million. If the Company were to recognize all unrecognized tax benefits, $0.4 million would reduce the effective tax rate. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of July 27, 2008.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 30, 2004 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

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

NOTE 4 – INVENTORIES

The components of inventory are as follows (in thousands):

	July 27, 2008	October 28, 2007
Raw materials	$170,642	$93,464
Work in process and finished goods	55,921	44,261

	$226,563	$137,725

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Total sales:
Metal coil coating	$90,732	$72,275	$233,178	$195,338
Metal components	214,774	193,140	546,146	511,257
Engineered building systems	280,767	256,323	745,998	693,013
Intersegment sales	(108,677)	(87,657)	(270,094)	(238,114)

Total sales	$477,596	$434,081	$1,255,228	$1,161,494

External sales:
Metal coil coating	$27,890	$23,262	$74,560	$60,518
Metal components	180,407	166,291	463,944	438,194
Engineered building systems	269,299	244,528	716,724	662,782

Total sales	$477,596	$434,081	$1,255,228	$1,161,494

Operating income:
Metal coil coating	$11,360	$8,166	$20,760	$18,570
Metal components	34,044	16,852	62,869	38,060
Engineered building systems	26,644	30,876	68,242	67,318
Corporate	(16,333)	(13,647)	(48,148)	(39,993)

Total operating income	$55,715	$42,247	$103,723	$83,955
Unallocated other expense	(4,399)	(7,074)	(15,920)	(20,881)

Income before income taxes	$51,316	$35,173	$87,803	$63,074

			July 27, 2008	October 28, 2007
Total assets:
Metal coil coating			$196,451	$180,930
Metal components			395,968	363,888
Engineered building systems			740,284	695,880
Corporate			63,993	102,360

Total assets			$1,396,696	$1,343,058

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the nine months ended July 27, 2008, we incurred expenses of $0.9 million related to this exit plan. We incurred insignificant expenses during the three months ended July 27, 2008. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

NOTE 6 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of July 27, 2008, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment.

During the nine months ended July 27, 2008, we granted 250,295 shares of restricted stock awards with a fair value of $6.5 million. The restricted stock awards granted during the three months ended July 27, 2008 were insignificant. The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.6 million and $2.3 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and

$7.9 million and $6.4 million for the nine months ended July 27, 2008 and July 29, 2007, respectively. Of these amounts, $1.3 million and $2.1 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and $7.1 million and $5.8 million for the nine months ended July 27, 2008 and July 29, 2007, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. Included in the $7.9 million pre-tax share-based compensation cost for the nine months ended July 27, 2008 is $1.5 million related to accelerated vesting of certain restricted stock grants of former executives upon retirement. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.6 million and $0.9 million for the three months ended July 27, 2008 and July 29, 2007, respectively, and $3.0 million and $2.4 million for the nine months ended July 27, 2008 and July 29, 2007, respectively. As of July 27, 2008 and July 29, 2007, there was approximately $12.3 million and $16.3 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 3.9 years and 4.3 years, respectively.

Cash received from option exercises was $0.5 million and $3.8 million during the first nine months of fiscal 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $1.5 million for the first nine months of fiscal 2008 and 2007, respectively.

NOTE 7 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Numerator for Basic and Diluted Earnings Per Share
Net income	$31,891	$21,327	$54,267	$38,291

Denominator for Diluted Earnings Per Share
Weighted average common shares outstanding for basic earnings per share	19,363	19,655	19,308	19,661
Common stock equivalents:
Employee stock options	130	216	97	232
Unvested restricted stock awards	50	84	50	83
Convertible notes	—	926	—	1,046

Adjusted weighted average shares and assumed conversions for diluted earnings per share	19,543	20,881	19,455	21,022

Earnings per share:
Basic	$1.65	$1.09	$2.81	$1.95

Diluted	$1.63	$1.02	$2.79	$1.82

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 157,800 and 2,500 shares for the three months ended July 27, 2008 and July 29, 2007, respectively, and 355,200 and 2,500 shares for the nine months ended July 27, 2008 and July 29, 2007, respectively. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 128,000 and 194,100 shares for the three months and nine months ended July 27, 2008, respectively. For the three months and nine months ended July 29, 2007, there were no anti-dilutive weighted average unvested restricted shares excluded from the diluted earnings per share calculation.

The indenture under which the Notes (see Note 9) were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three month and nine month periods ended July 27, 2008, our average stock price traded below the initial conversion price (approximately $40.14) of our Notes. Therefore, the incremental shares that we would have been required to issue had the Notes been converted at the average trading price during the period have not been included in the diluted earnings per share calculation because our average stock price did not exceed the $40.14 conversion threshold. The Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

NOTE 8 – WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our condensed consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of Robertson-Ceco II Corporation (“RCC”) of $7.6 million which represents the fair value of the future warranty obligations at the time of purchase. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007
Beginning balance	$14,844	$14,863
Warranties sold	2,150	1,728
Revenue recognized	(904)	(720)
Other	(275)	(171)

Ending balance	$15,815	$15,700

NOTE 9 – LONG-TERM DEBT AND NOTE PAYABLE

Debt

Debt is comprised of the following (in thousands):

	July 27, 2008	October 28, 2007
$400 Million Term Loan, due June 2010 (3.9% - 4.0% at July 27, 2008 and 6.5% - 7.0% at October 28, 2007)	$293,290	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	1,340	2,030
Capital lease commitments	—	7

	474,630	497,037
Current portion of long-term debt	(920)	(22,312)

Long-term debt, less current portion	$473,710	$474,725

The scheduled maturity of our debt is as follows (in thousands):

July 28, 2008 to November 2, 2008	$230
2009	920
2010	293,480
2011	—
2012 and thereafter	180,000

$474,630

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing on June 18, 2010. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024 (discussed below). At July 27, 2008 and October 28, 2007, letters of credit totaling approximately $14.0 million and $14.1 million, respectively, were outstanding on the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both July 27, 2008 and October 28, 2007.

On June 15, 2006, we entered into a forward interest rate swap agreement (the “Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and will further decrease on each of October 14, 2008 and October 13, 2009 to $105 million and $65 million, respectively. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. The fair value of the Swap Agreement, excluding accrued interest, as of July 27, 2008 and October 28, 2007, was a liability of approximately $4.0 million and $3.2 million, respectively.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At July 27, 2008 and October 28, 2007, $180.0 million in principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended June 30, 2008; therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Notes for redemption, which we may do beginning November 20, 2009.

Note payable

The note payable is related to financed insurance premiums and, as of July 27, 2008 we had outstanding a note payable in the amount of $1.3 million of the initial $3.8 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 – COMPREHENSIVE INCOME

Comprehensive income consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net income	$31,891	$21,327	$54,267	$38,291
Foreign exchange translation gain (loss), net of tax	1	160	(110)	140
Gain (loss) in fair value of interest rate swap, net of tax	748	264	(497)	416

Comprehensive income	$32,640	$21,751	$53,660	$38,847

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	July 27, 2008	October 28, 2007
Foreign exchange translation adjustments	$220	$330
Defined benefit pension plan	2,019	2,019
Unrealized losses on interest rate swap	(2,489)	(1,992)

Accumulated other comprehensive (loss) income	$(250)	$357

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Notes to their face amount. The Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Notes would be settled in fiscal 2009 upon our call option date and, therefore, we will not have additional prospective interest expense upon adoption.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We will implement this statement as of February 2, 2009 during our second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interests which would be impacted by SFAS 160.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, SFAS 157 is effective for our fiscal year that begins November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, and for our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We are currently evaluating the impact of adopting SFAS 157.

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

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program. The TCEQ has accepted this property into the voluntary cleanup program. We have filed our Affected Property Assessment Report and various amendments thereto with the TCEQ. Vertical and horizontal delineation of the property is complete. Remediation of the affected plume concentrations has commenced. The cost of required remediation of the affected plume, if any, will vary depending on the nature and extent of the contamination which is expected to be determined in the fourth quarter of fiscal 2008. As of July 27, 2008, we have accrued $0.1 million to complete site analysis and testing. However, we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

We discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls in and around an embankment on the north side of our Rocky Mount, North Carolina facility. Test results revealed that surface soil concentrations of chromium above the North Carolina’s “soil remediation goals” were present. Costs associated with site analysis and testing were incurred in the second quarter of fiscal 2008. Full remediation of this contamination in and around the embankment on the north side of our Rocky Mount, North Carolina facility took place in the third quarter of fiscal 2008. As of July 27, 2008, we have accrued $0.3 million to complete site analysis, testing and remediation. The costs incurred in connection with the resolution of issue did not have a material adverse effect on our business, consolidated financial condition or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson Building Technical Center (as predecessor to Robertson Building Systems Limited) of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicate that numerous companies sent waste materials to the Frontier site from 1974 to 1992. During the second quarter of fiscal 2008, the Potential Responsible Parties Group alleged that H.H. Robertson Building Technical Center contributed waste to the Frontier site. We do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

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

The metal coil coating segment posted year-over-year and sequential revenue growth resulting from higher steel prices and the ongoing shift in business mix from toll processing to package sales. Operating income increased significantly, reflecting the tight supply/demand situation, favorable product mix and the benefits of higher intercompany sales related to the RCC acquisition.

The metal components segment reported significant year-over-year and sequential revenue growth and substantial operating leverage resulting from increased revenues, commercial discipline, operating efficiencies and the ongoing benefits of the RCC acquisition.

The engineered building systems segment achieved double-digit revenue growth, both sequentially and compared to last year’s third quarter. Rapidly-rising steel prices cause mixed results in this segment, with certain customers accelerating orders to avoid potentially higher costs and others postponing or re-evaluating projects. Operating income did not keep pace with sales growth and margins narrowed to 10% in this year’s third quarter, reflecting the lag time in effecting steel price increases to work in backlog. Backlog for the engineered building systems segment was $424 million at the end of the third quarter of fiscal 2008, modestly below prior quarter levels due in part to higher sales in the current quarter.

Rising steel prices have caused a shift in our traditional quarterly seasonality this fiscal year, as we saw a number of our customers in the metal components and engineered building systems segments, in particular, accelerate orders to lock-in their costs. Therefore, while the second half results of fiscal 2008 will account for typically 65% to 75% of our full fiscal year’s earnings, third quarter results are expected to be the strongest quarter of fiscal 2008.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal nine months ended July 27, 2008, steel represented approximately 73% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. See additional discussion of steel prices in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

During the nine months ended July 27, 2008, we experienced significant increases in the value of our total inventory primarily due to the substantial increases in the price of steel along with significant increases in our fuel costs. While there are no guarantees, under current general economic conditions, we expect to be able to pass these cost increases on to the end users of our products subject to the limitations discussed below.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s updated forecast for calendar 2008 indicates a total nonresidential construction reduction of 13% in square footage and an increase of 2% in dollar value. McGraw-Hill Construction’s forecast for calendar 2009 indicates a total nonresidential construction reduction of 7% in square footage and 6% in dollar value prior to increasing in 2010. Additionally, we review the American Institute of Architects survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 27, 2008		July 29, 2007		July 27, 2008		July 29, 2007
		%		%		%		%
Sales:
Metal coil coating	$90,732	19	$72,275	17	$233,178	19	$195,338	17
Metal components	214,774	45	193,140	44	546,146	44	511,257	44
Engineered building systems	280,767	59	256,323	59	745,998	59	693,013	60
Intersegment sales	(108,677)	(23)	(87,657)	(20)	(270,094)	(22)	(238,114)	(21)

Total sales	$477,596	100	$434,081	100	$1,255,228	100	$1,161,494	100

Operating income:
Metal coil coating	$11,360	13	$8,166	11	$20,760	9	$18,570	10
Metal components	34,044	16	16,852	9	62,869	12	38,060	7
Engineered building systems	26,644	9	30,876	12	68,242	9	67,318	10
Corporate	(16,333)	—	(13,647)	—	(48,148)	—	(39,993)	—

Total operating income (% of sales)	$55,715	12	$42,247	10	$103,723	8	$83,955	7
Unallocated other expense	(4,399)		(7,074)		(15,920)		(20,881)

Income before income taxes	$51,316		$35,173		$87,803		$63,074

					July 27, 2008		October 28, 2007
						%		%
Total assets:
Metal coil coating					$196,451	14	$180,930	13
Metal components					395,968	28	363,888	27
Engineered building systems					740,284	53	695,880	52
Corporate					63,993	5	102,360	8

Total assets					$1,396,696	100	$1,343,058	100

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

FISCAL THREE MONTHS ENDED JULY 27, 2008 COMPARED TO FISCAL THREE MONTHS ENDED JULY 29, 2007

Consolidated sales for the three months ended July 27, 2008 were $477.6 million compared with $434.1 million for the three months ended July 29, 2007. Sales were up 10.0%, or $43.5 million. Of this increase, $61.0 million related to increased pricing on increased steel costs, partially offset by decreased external tonnage volumes in the metal coil coating, metal components and engineered buildings systems segments. Lower tonnage volumes in all three segments in the third quarter of fiscal 2008 compared with the same period in 2007 were driven by reduced demand for such products resulting from the 15.8% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales increased by 7.7% for the three months ended July 27, 2008 to $349.1 million compared with $324.1 million for the three months ended July 29, 2007. Gross margins were 26.9% for the three months ended July 27, 2008 compared to 25.3% for the same prior year period. The increase in the gross margin percentage was a result of increases in margins at the metal coil coating and metal components segments, partially offset by decreased margins at the engineered building systems segment.

Metal coil coating sales increased $18.5 million to $90.7 million in the three months ended July 27, 2008 from $72.3 million in the prior year’s period. Sales to third parties for the three months ended July 27, 2008 increased $4.6 million to $27.9 million from $23.3 million in the prior year’s period as a result of increased pricing on higher raw material costs and a shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a decrease in external tonnage volumes. The remaining $13.8 million represents an increase in intersegment sales for the three months ended July 27, 2008 compared with the prior year’s period. Metal coil coating third-party sales accounted for 5.8% of total consolidated third-party sales in the three months ended July 27, 2008 compared to 5.4% in the three months ended July 29, 2007.

Operating income of the metal coil coating segment increased by 39.1% to $11.4 million compared to $8.2 million in the prior year’s period primarily due to increased gross profit. Generally, package sales of coated steel products contribute lower margins and higher revenue compared to tolling revenue for coating services. However, the margins were higher on increased package sales of coated steel products due to the tight supply and increased demand. As a percentage of total segment sales, operating income in the three months ended July 27, 2008 was 12.5%, compared to 11.3% in the three months ended July 29, 2007.

Metal components sales increased $21.6 million to $214.8 million in the three months ended July 27, 2008 compared to $193.1 million in the prior year’s period. Sales were up due to increased pricing compared to the prior year’s period, partially offset by a decrease in external tons shipped. Sales to third parties for the three months ended July 27, 2008 increased $14.1 million to $180.4 million from $166.3 million in the prior year’s quarter. The remaining $7.5 million represents an increase in intersegment sales for the three months ended July 27, 2008 compared with the prior year’s period. Metal components third-party sales accounted for 37.8% of total consolidated third-party sales in the three months ended July 27, 2008 compared to 38.3% in the three months ended July 29, 2007.

Operating income of the metal components segment increased by 102.0% in the three months ended July 27, 2008 to $34.0 million compared to $16.9 million in the prior year’s period. This $17.2 million increase resulted from a $16.3 million increase in gross profit and a $0.9 million decrease in selling and administrative expenses. The gross margins were higher primarily due to increased pricing compared to the prior year’s period which had been depressed due to an over abundance of steel inventory in the market at that time. In addition, cost of sales was offset by a pretax $1.0 million out-of-period reversal of amounts previously recorded in accounts payable related to inventory received but not invoiced. The decrease in selling and administrative expenses was primarily due to decreases in various expenses, partially offset by a $1.0 million increase in bonus expense on higher profit activity.

Engineered building systems sales increased $24.4 million to $280.8 million in the three months ended July 27, 2008 compared to $256.3 million in the prior year’s period. This increase resulted from increased pricing as a result of increased steel costs, partially offset by a decrease in external tons shipped. Sales to third parties for the three months ended July 27, 2008 increased $24.8 million to $269.3 million from $244.5 million in the prior year’s period. The remaining $0.3 million represents a decrease in intersegment sales for the three months ended July 27, 2008. Engineered building systems third-party sales accounted for 56.4% of total consolidated third-party sales in the three months ended July 27, 2008 compared to 56.3% in the three months ended July 29, 2007.

Operating income of the engineered building systems segment decreased by 13.7% in the three months ended July 27, 2008 to $26.6 million compared to $30.9 million in the prior year’s period. This $4.2 million decrease resulted from a $0.9 million decrease in gross profit and a $3.3 million increase in selling and administrative expenses. The gross margins were lower due to decreased overall tonnage volumes, partially offset by increased pricing as a result of higher raw material costs. The higher pricing was also the result of stronger sales in the more complex, larger structure markets such as energy, manufacturing and institutional markets compared to a reduced demand in the less complex markets. The increase in selling and administrative expenses was primarily due to a $2.7 million increase in bonus expense on higher profit activity and increases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $72.8 million in the three months ended July 27, 2008 compared to $67.8 million in the prior year’s period. Of this $5.0 million increase, we incurred $4.7 million in bonus expense on higher profit activity. As a percentage of sales, selling, general and administrative expenses were 15.2% for the three months ended July 27, 2008 as compared to 15.6% for the three months ended July 29, 2007.

Consolidated interest expense for the three months ended July 27, 2008 decreased by 25.6% to $5.4 million compared to $7.2 million for the prior year’s period. We repaid $21.7 million of our Term Loan in January 2008. In addition, lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated other income, net for the three months ended July 27, 2008 increased by 545.6% to $0.8 million compared to $0.1 million for the prior year’s period. This increase was primarily due to foreign currency exchange gains in Mexico due to the weakening of the U.S. dollar against the Mexican peso during the three months ended July 27, 2008 compared with the prior year’s period.

Consolidated provision for income taxes for the three months ended July 27, 2008 increased by 40.3% to $19.4 million compared to $13.8 million for the prior year’s period. The increase was primarily due to a $16.1 million increase in pre-tax earnings, partially offset by the reduced effect of permanent tax differences.

Diluted earnings per share for the three months ended July 27, 2008 increased by 59.8% to $1.63 per diluted share compared to $1.02 per diluted share for the prior fiscal period. The increase was primarily due to a $10.6 million increase in net income resulting from the factors described above and a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Notes for the three months ended July 27, 2008 compared to $0.05 per share for the prior fiscal period.

FISCAL NINE MONTHS ENDED JULY 27, 2008 COMPARED TO FISCAL NINE MONTHS ENDED JULY 29, 2007

Consolidated sales for the nine months ended July 27, 2008 were $1.3 billion compared with $1.2 billion for the nine months ended July 29, 2007. Sales were up 8.1%, or $93.7 million. Of this increase, $69.5 million related to increased pricing on increased steel costs and $10.0 million was attributable to the Garco acquisition. These increases were partially offset by decreased tonnage volumes in the metal coil coating and metal components segments in the first nine months of 2008 compared with the same period in 2007 which were driven by reduced demand for such products. Tonnage volumes increased slightly at the engineered buildings systems segment.

Consolidated cost of sales increased by 7.2% for the nine months ended July 27, 2008 to $940.8 million compared with $878.0 million for the nine months ended July 29, 2007. Gross margins were 25.0% for the nine months ended July 27, 2008 compared to 24.4% for the same prior year period. The gross margin percentage was higher as a result of increased margins at the metal components segment, partially offset by decreased margins at the metal coil coating and engineered building systems segments.

Metal coil coating sales increased $37.8 million to $233.2 million in the nine months ended July 27, 2008 from $195.3 million in the prior year’s period. Sales to third parties for the nine months ended July 27, 2008 increased $14.0 million to $74.6 million from $60.5 million in the prior year’s period as a result of a shift in product mix from tolling revenue for coating services to package sales of coated steel products and increased pricing on higher raw material costs, partially offset by a decrease in external tonnage volumes. The remaining $23.8 million represents an increase in intersegment sales for the nine months ended July 27, 2008 compared with the prior year’s period. Metal coil coating third-party sales accounted for 5.9% of total consolidated third-party sales in the nine months ended July 27, 2008 compared with 5.2% in the nine months ended July 29, 2007.

Operating income of the metal coil coating segment increased by 11.8% to $20.8 million compared to $18.6 million in the prior year’s period primarily due to increased gross profit. However, the margins were lower as a result of a change in product mix from tolling revenue for coating services to package sales of coated steel products. Package sales of coated steel products contribute lower margins and higher revenue compared to tolling revenue for coating services. In addition, operating income included an out of period pretax charge of $0.9 million to correct work-in-process standard costs in our metal coil coating segment. As a percentage of total segment sales, operating income in the nine months ended July 27, 2008 was 8.9%, compared to 9.5% in the nine months ended July 29, 2007.

Metal components sales increased $34.9 million to $546.1 million in the nine months ended July 27, 2008 compared to $511.3 million in the prior year’s period. Sales were up primarily due to increased pricing on increased raw material costs, partially offset by a decrease in external tons shipped. Sales to third parties for the nine months ended July 27, 2008 increased $25.8 million to $463.9 million from $438.2 million in the prior year’s period. The remaining $9.1 million represents an increase in intersegment sales for the nine months ended July 27, 2008 compared with the prior year’s period. Metal components third-party sales accounted for 37.0% of total consolidated third-party sales in the nine months ended July 27, 2008 compared to 37.7% in the nine months ended July 29, 2007.

Operating income of the metal components segment increased by 65.2% in the nine months ended July 27, 2008 to $62.9 million compared to $38.1 million in the same period of the prior year. This $24.8 million increase resulted from a $21.6 million increase in gross profit and a $3.2 million decrease in selling and administrative expenses. The gross margins were higher due to increased pricing compared to the prior year’s period which had been depressed due to an over abundance of steel inventory in the market at that time and due to our ability to effectively manage our raw material and manufacturing costs. In addition, we incurred charges of $1.7 million in cost of sales related to the exit of our residential overhead door product line which were partially offset by a $1.0 million gain on the disposition of related property and equipment. Cost of sales also included an offset of a pretax $1.0 million out-of-period reversal of amounts previously recorded in accounts payable related to inventory received but not invoiced. The decrease in selling and administrative expenses was primarily due to decreases in various expenses, including a $1.7 million decrease in wages and incentive compensation costs and a $1.1 million decrease in advertising costs.

Engineered building systems sales increased $53.0 million to $746.0 million in the nine months ended July 27, 2008 compared to $693.0 million in the prior year’s period. This increase resulted from increased pricing as a result of increased steel costs and by sales of $9.7 million attributable to the Garco acquisition. Sales to third parties for the nine months ended July 27, 2008 increased $53.9 million to $716.7 million from $662.8 million in the prior year’s period. The remaining $1.0 million represents a decrease in intersegment sales for the nine months ended July 27, 2008. Engineered building systems third-party sales accounted for 57.1% of total consolidated third-party sales in both the nine months ended July 27, 2008 and July 29, 2007.

Operating income of the engineered building systems segment increased by 1.4% in the nine months ended July 27, 2008 to $68.2 million compared to $67.3 million in the prior year’s period. This $0.9 million increase resulted from a $7.5 million increase in gross profit, partially offset by a $6.6 million increase in selling and administrative expenses. The gross margins were higher due to higher pricing, partially offset by higher raw material costs. The higher pricing was also the result of stronger sales in the more complex, larger structure markets such as energy, manufacturing and institutional markets compared to a reduced demand in the less complex markets. In addition, the Garco acquisition accounted for $3.7 million of the increase in gross profit. The increase in selling and administrative expenses was primarily due to a $2.7 million increase as a result of the Garco acquisition, a $3.2 million increase in bonus expense on higher profit activity and a $1.7 million increase in 401(k) incentive costs. This increase was partially offset by a $1.4 million decrease in depreciation and amortization costs due to intangible assets being fully amortized.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $210.7 million in the nine months ended July 27, 2008 compared to $199.5 million in the prior year’s period. Of this $11.1 million increase, $5.3 million related to bonus expense on higher profit activity and $2.9 million related to the accelerated vesting of certain benefits and restricted stock grants of former executives upon retirement. In addition, we incurred a $2.7 million increase due to the Garco acquisition, a

$1.4 million increase of bad debt expense, a $1.3 million increase in health insurance costs and a $1.1 million increase in temporary contract labor. These increases were partially offset by $1.6 million in amortization and depreciation due to intangible assets being fully amortized and $1.0 million in workers compensation and general liability insurance costs. As a percentage of sales, selling, general and administrative expenses were 16.8% for the nine months ended July 27, 2008 as compared to 17.2% for the nine months ended July 29, 2007.

Consolidated interest income for the nine months ended July 27, 2008 increased by 293.6% to $0.9 million compared to $0.2 million for the prior year’s period. This increase was primarily due to higher invested cash balances during the nine months ended July 27, 2008 compared with the prior year’s period.

Consolidated interest expense for the nine months ended July 27, 2008 decreased by 18.5% to $17.9 million compared to $21.9 million for the prior year’s period. We repaid $21.7 million of our Term Loan in January 2008. In addition, lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision for income taxes for the nine months ended July 27, 2008 increased by 35.3% to $33.5 million compared to $24.8 million for the prior year’s period. The increase was primarily due to a $24.7 million increase in pre-tax earnings, partially offset by the reduced effect of permanent tax differences.

Diluted earnings per share for the nine months ended July 27, 2008 increased by 53.3% to $2.79 per diluted share compared to $1.82 per diluted share for the prior fiscal period. The increase was primarily due to a $16.0 million increase in net income resulting from the factors described above and a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Notes for the nine months ended July 27, 2008 compared to $0.10 per share for the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

General

On July 27, 2008 we had working capital of $202.3 million compared to $129.1 million at the end of fiscal 2007, a $73.2 million increase. Our cash and cash equivalents decreased $35.2 million to $39.9 million compared to $75.1 million at October 28, 2007. The decrease in cash resulted from cash used in financing activities of $26.7 million primarily due to the mandatory prepayment provisions of our senior secured credit facility, $11.6 million of cash used in investing activities and $0.2 million effect of exchange rate changes, partially offset by $3.2 million of cash provided by operating activities. The cash used in investing activities was primarily related to $17.9 million used for capital expenditures primarily related to a new IPS facility, computer software, a new division office building and facility equipment. The cash provided by operating activities was impacted by a $105.7 million increase in current assets and a $20.1 million increase in current liabilities from the end of fiscal 2007. The increase in current liabilities is related to increases in accounts payable and other current liabilities. The increase in current assets is primarily related to increases in inventory and accounts receivable resulting from higher steel costs which increased the cost of inventory and the transactional value of receivables.

We invest our excess cash in various overnight investments.

Debt

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007, under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation required that $21.7 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $22.3 million of our indebtedness primarily related to our term loan was classified as a current obligation at October 28, 2007. The excess cash flow amount was paid during the first quarter of fiscal 2008. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024. At July 27, 2008, letters of credit totaling approximately $14.0 million were outstanding under the revolving credit facility and $293.3 million was outstanding under the term loan. At October 28, 2007, letters of credit totaling approximately $14.1 million were outstanding on the revolving credit facility and $315.0 million was outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the fourth quarter of fiscal 2008.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At July 27, 2008, our interest coverage, leverage and senior debt ratios were 8.36, 2.46 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 28, 2007, our interest coverage, leverage and senior debt ratios were 6.32, 2.91 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

At July 27, 2008 and October 28, 2007, we had approximately $111.0 million and $110.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $14.0 million and $14.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The fair value of the Swap Agreement, excluding accrued interest, as of July 27, 2008 and October 28, 2007, was a liability of approximately $4.0 million and $3.2 million, respectively. The interest rate swap agreement resulted in $1.7 million of additional interest expense during the first nine months of fiscal 2008.

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

We have the right to redeem the Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Notes will also have the right to require that we purchase all or some of their Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Notes in cash unless prohibited by limitations imposed by our existing or future senior credit facilities. The Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both July 27, 2008 and October 28, 2007, $180.0 million principal amount of the Notes was outstanding. Our stock price did not exceed the conversion threshold of the Notes for at least 20 trading days in the 30 consecutive trading day period ended June 30, 2008. Therefore, our Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Notes for redemption, which we may do beginning on November 20, 2009.

Capital Structure. We are currently in discussion with various banks to refinance our existing debt agreements, which have maturities in 2009 and 2010. Our intention is to complete a refinancing transaction in a prudently timely manner based on market conditions.

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

We expect that, for the foreseeable future, cash generated from operations and the available borrowings under our senior secured credit facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support expected growth and fund planned capital expenditures of approximately $12 million for the remainder of fiscal 2008 and expansion when needed. We expect to fund total planned capital expenditures of approximately $30 million for fiscal 2008.

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

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the first nine months of fiscal 2008, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 27, 2008, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

During the nine months ended July 27, 2008, we committed to a component inventory purchase obligation totaling $10.9 million over the next three years. If we cancel the contract prior to the production of the component inventory, we will be obligated to pay a pro-rata portion of $0.2 million cancellation charge based on a specified quantity to be produced and purchased under the contract. In addition, during the three months ended July 27, 2008, we committed to a component inventory purchase obligation totaling $14.5 million over the next three years. If we cancel the contract prior to the production of the component inventory, we will be obligated to pay a pro-rata portion of $0.7 million cancellation charge based on a specified quantity to be produced and purchased under the contract. There have been no other material changes in our future contractual obligations since the end of fiscal 2007 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 28, 2007 for more information on Contractual Obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Notes to their face amount as interest expense over the term of the Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Notes to their face amount. The Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Notes would be settled in fiscal 2009 upon our call option date and, therefore, we will not have additional prospective interest expense upon adoption.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We will implement this statement during our second quarter of fiscal 2009.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interests which would be impacted by SFAS 160.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, SFAS 157 is effective for our fiscal year that begins November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, and for our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We are currently evaluating the impact of adopting SFAS 157.

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

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 27, 2008, steel constituted approximately 73% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe steel prices will not change as dramatically in the fourth quarter of fiscal 2008 as compared with the significant increases we experienced during the first nine months of fiscal 2008. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw materials costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the July index would likely approximate our fiscal September steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first nine months of fiscal 2008, we purchased approximately 37% of our steel requirements from two vendors. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. A prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. Alternative sources, however, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 73% of our cost of sales for the fiscal nine months ended July 27, 2008, a 1% change in the cost of steel would have resulted in a pre-tax impact of approximately $6.9 million for the nine months ended July 27, 2008, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 27, 2008, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of 1% in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 9 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both July 27, 2008 and October 28, 2007, the notional amount of the Swap Agreement was $145 million.

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The translation losses included in other comprehensive income for the nine months ended July 27, 2008 were $0.1 million and for the three months and nine months ended July 29, 2007 were $0.2 million and $0.1 million, respectively. The translation losses included in other comprehensive income for the three months ended July 27, 2008 were insignificant.

The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains for both the three months and nine months ended July 27, 2008 were $0.5 million. Net foreign currency exchange losses for the nine months ended July 29, 2007 were $0.3 million. Net foreign currency exchange losses for the three months ended July 29, 2007 were insignificant.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the second quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 28, 2008 to May 25, 2008	—	—	—	646,092
May 26, 2008 to June 22, 2008	217	$38.42	—	646,092
June 23, 2008 to July 27, 2008	—	—	—	646,092

Total	217	$38.42	—	646,092

(1)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first nine months of fiscal 2008, we did not repurchase any shares of our common stock. At July 27, 2008, there were 0.6 million shares remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 3, 2008	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-laws, effective as of December 6, 2007 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K filed December 12, 2007 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith