Form 10-K
period 2008-11-02
NCI BUILDING SYSTEMS INC
filed 2008-12-24
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West	77064
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 897-7788

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes     ☑  No

The aggregate market value of the voting and non–voting common stock held by non-affiliates of the registrant on April 27, 2008, was $458,275,377, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

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

The number of shares of common stock of the registrant outstanding on December 16, 2008 was 19,696,706.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on March 12, 2009.

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	ability to service or refinance our debt;

i

•	fluctuations in customer demand and other patterns;

•	raw material pricing and supply;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry;

•	changes in laws or regulations; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A of this report. We will not update these statements unless the securities laws require us to do so.

ii

PART I

Item 1.	Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a leading North American integrated manufacturer and supplier of metal coil coating services, metal building components and engineered metal buildings systems. Of the $236 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represents approximately 88% of the total non-residential construction industry. Our broad range of products is used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a network of over 4,400 authorized builders across North America.

We are comprised of a family of companies operating 39 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the nation and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

The Company was founded in 1984 and reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. With the merger, we became the largest domestic manufacturer of nonresidential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. This transaction has created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897–7788.

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

Business Segments

We have aggregated our operations into three reportable business segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. Our business segments are vertically integrated, benefiting from common raw material usage, like manufacturing processes and an overlapping distribution network. Steel is the primary raw material used by each of our business segments. Our metal coil coating segment, which paints steel coils, provides substantially all of our metal coil coating requirements for our metal components and engineered building systems business segments. Our metal components segment produces parts and accessories that are sold separately or as part of a comprehensive solution, the most common of which is a metal building system custom-designed and manufactured in our engineered building systems segment. Our engineered building systems segment sources substantially all of its painted steel coil and a large portion of its components requirements from our other two business segments. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration.

Our sales to customers, operating income and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2008(1)%		2007(1) (As restated)%		2006(1) (As restated)%
Sales:
Metal coil coating	$305,657	17	$272,543	16	$278,814	18
Metal components	715,255	41	663,331	41	700,375	45
Engineered building systems	1,110,534	63	1,021,544	63	894,489	57
Intersegment sales	(367,287)	(21)	(332,350)	(20)	(302,495)	(20)

Total net sales	$1,764,159	100	$1,625,068	100	$1,571,183	100
Operating income:
Metal coil coating	$29,381	10	$25,136	9	$24,948	9
Metal components	82,094	11	49,609	7	77,539	11
Engineered building systems	107,851	10	113,265	11	87,122	10
Corporate	(64,616)	—	(56,276)	—	(51,621)	—

Total operating income (% of sales)	$154,710	9	$131,734	8	$137,988	9
Unallocated other expense	(24,330)		(26,909)		(18,956)

Income before income taxes	$130,380		$104,825		$119,032
Total assets as of fiscal year end 2008 and 2007:
Metal coil coating	$196,615	14	$180,930	13
Metal components	371,464	27	352,224	26
Engineered building systems	716,671	52	707,544	53
Corporate	95,951	7	102,360	8

Total assets	$1,380,701	100	$1,343,058	100

(1)

During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products to respond effectively to current market opportunities. As a result of this change, we transferred certain segment activities within the engineered building systems and metal components segments in fiscal 2008. Segment information for fiscal 2007 and 2006 has been restated to conform to the fiscal 2008 segment designations. For fiscal 2007, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $51.7 million in sales and $10.7 million in operating income. In addition, total assets at October 28, 2007 decreased at the metal components segment and increased at the engineered building systems segment by $11.7 million as a result of the conforming restatement. For fiscal 2006, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $70.8 million in sales and $14.5 million in operating income.

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the fiscal year ended November 2, 2008, we incurred expenses of $0.9 million related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

Metal Coil Coating.

Products. Metal coil coating consists of cleaning, treating and painting various flat-rolled metal coil substrates, as well as slitting and/or embossing the painted coils, before the steel is fabricated for use by various industrial users. Light gauge and heavy gauge steel coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted steel coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids. We clean, treat and coat hot-rolled metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture and other products. We provide both toll coating services and package coating. We perform toll coating services when the customer provides the steel coil and we provide only the coating service. We perform package coating when we provide both the steel coil and the coating service.

We believe that pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers’ in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Manufacturing. We operate five metal coil coating facilities in five states, two of which are used for hot-rolled, heavy gauge steel coils and three of which are used for painting light gauge steel coils.

Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat-rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. In the initial step of the coating process, various metals in coil form are cleaned and pretreated. The metal is then coated, oven cured, recoiled and packaged for shipment. Slitting and embossing services in accordance with customer specifications can also be performed on the coated metal before shipping.

Sales, Marketing and Customers. We clean, treat and coat hot-roll and light gauge metal coils for our own use in our other two business segments, supplying substantially our entire internal metal coil coating requirements. However, we also have a number of national accounts for our metal coil coating products and services.

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

We market our metal coil coating products under the brand names “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building systems segments. In 2007, the DOUBLECOTE™ brand name was rebranded as Metal Coaters™. During fiscal 2008, our largest customer accounted for less than 1% of our total consolidated sales.

According to information collected by the National Coil Coating Association and other market information available to us, we believe that approximately 4.5 million tons of light gauge steel and one million tons of hot-rolled, heavy gauge steel are coated in the United States annually. We believe that we account for approximately 10% of the light gauge steel market and approximately 45% of the hot-rolled, heavy gauge steel market.

Metal Components.

Products. Metal components include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural and rural uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. Although precise market data is limited, we estimate the metal components market including roofing applications to be a multi-billion dollar market. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are also developing and marketing new products such as our Insulated Panel Systems (“IPS”), Soundwall™, Nu Roof™ system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry.

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

Manufacturing. We operate 21 facilities in 13 states used for manufacturing of metal components for the nonresidential construction industry, including three facilities for our door operations and one for our insulated panel systems. We are currently retooling our Jackson, Mississippi facility to manufacture insulated panel systems. With the exception of our architectural and standing seam products, we are not involved in the design process for the components we manufacture. Our doors, interior partitions and other related panel and trim products are manufactured at dedicated plants in Georgia, Texas and Arizona. Some metal components are processed at the Texas and Georgia plants and sent to the appropriate plant in our distribution network, which is generally determined based upon the lowest shipping cost.

Metal component products are roll-formed or fabricated at each plant using roll-formers and other metal working equipment. In roll-forming, pre-finished coils of steel are unwound and passed through a series of progressive forming rolls that form the steel into various profiles of medium-gauge structural shapes and light-gauge roof and wall panels.

Sales, Marketing and Customers. We are one of the largest domestic suppliers of metal components to the nonresidential building industry. We design, manufacture, sell and distribute one of the widest selections of components for a variety of new construction applications as well as for repair and retrofit uses.

We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 19 non-exclusive licenses relating to our standing seam roof technology.

We estimate that metal roofing currently accounts for less than 10% of total roofing material expenditures. However, metal roofing accounts for a significant portion of the overall metal components market. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market.

In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self storage industry and metal and other buildings. In addition, one of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We are retooling certain facilities as insulated panel manufacturing operations and these facilities will reopen in late 2009 or early 2010 to meet the increasing demand for environmentally-friendly products.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, please read “—Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “American Building Components” (“ABC”), “IPS” and “NCI Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through NCI Metal Depots which has six retail stores in Texas and New Mexico and specifically targets end-use consumers and small general contractors.

We market our components products within five product lines: industrial, commercial, institutional, agricultural and residential. Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are emerging as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2008, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

Engineered Building Systems.

Products. Engineered building systems consist of engineered structural members and panels that are fabricated and roll-formed in a factory. These systems are custom designed and engineered to meet project requirements and then shipped to a construction site complete and ready for assembly with no additional field welding required. Engineered building systems manufacturers design an integrated system that meets applicable building code and designated end use requirements. These systems consist of primary structural framing, secondary structural members (purlins and girts) and metal roof and wall systems or conventional wall materials manufactured by others, such as masonry and concrete tilt-up panels.

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

Our patented Long Bay® System allows for construction of metal buildings with bay spacings of up to 65 feet without internal supports. This compares to bay spacings of up to 30 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, which significantly reduces construction time compared with conventional steel construction. Our patented Long Bay® System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more efficiently.

The following characteristics of engineered building systems distinguish them from other methods of construction:

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

Manufacturing. We operate 13 facilities for manufacturing and distributing engineered building systems throughout North America and Monterrey, Mexico. We closed our manufacturing facility in Ontario, Canada during the second quarter of fiscal 2007 but still maintain a sales, engineering and service center in Canada. After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. From time-to-time, depending on our volume, we outsource to third-parties portions of our drafting requirements.

Once the specifications and designs of the customer’s project have been finalized, the manufacturing of frames and other building systems begins at one of our frame manufacturing facilities. Fabrication of the primary structural framing consists of a process in which steel plates are punched and sheared and then routed through an automatic welding machine and sent through further fitting and welding processes. The secondary structural framing and the covering system are roll-formed steel products that are manufactured at our full manufacturing facilities as well as our components plants.

Upon completion of the manufacturing process, structural framing members and metal roof and wall systems are shipped to the job site for assembly. Since on-site construction is performed by an unaffiliated, independent general contractor, usually one of our authorized builders, we generally are not responsible for claims by end users or owners attributable to faulty on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from four to eight weeks, although delivery can extend somewhat longer if engineering and drafting requirements are extensive or, where applicable, if the permitting process is protracted.

Sales, Marketing and Customers. We are one of the largest domestic suppliers of engineered building systems. We design, engineer, manufacture and market engineered building systems and self-storage building systems for all nonresidential markets including commercial, industrial, agricultural, governmental and community.

Over the last 25 years, engineered building systems have significantly increased penetration of the market for nonresidential low-rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), reported domestic and export sales of engineered building systems by their members, which represent a limited number of actual buildings manufactured, for 2007 and 2006, totaled approximately $3.1 billion and $2.9 billion, respectively. Although final 2008 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems continued to increase throughout 2008 as in 2007. However, McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, actually declined by 17.5% during our fiscal year. McGraw-Hill

Construction’s forecast for calendar 2009 indicates a total nonresidential construction reduction of 12% in square footage and 10% in dollar value prior to increasing in 2010.

We believe the cost of an engineered building system generally represents approximately 20% to 30% of the total cost of constructing a building, which includes the cost of the land, labor, plumbing, electricity, heating and air conditioning systems installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, places of worship, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the perfect balance of strength, thermal efficiency and attractiveness.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 4,400 builders. We also sell engineered building systems to various private labels. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other marketing channels targeting end-use consumers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2008, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales.

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

Business Strategy

We intend to expand our business, enhance our market position and increase our sales and profitability, while continuing to prioritize debt reduction, by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

Our Organic Growth Initiatives. We believe that in the near term, our growth will primarily be accomplished through the implementation of a series of organic initiatives focusing on (i) increasing our productivity, (ii) leveraging technology, and (iii) improving capacity utilization and production planning. This will allow us to increase operating efficiencies, build upon the market position of our brands and expand our product offerings to suit changing market demand.

Productivity Enhancements. We are continuously focused on productivity enhancement as well as control of our cost structure. We have historically accomplished this through close management of our raw materials purchasing, increasing automation of our manufacturing processes, employment of a nationwide distribution network and management of general and administrative costs. We are implementing additional automation and technology to further drive operating efficiencies as well as continuous employment and refinement of lean manufacturing and material resource planning techniques. We are also continuing the integration of the RCC acquisition into our hub-and-spoke distribution system. This integration continues to enhance our commonality of processes, increase our ability to manage our system-wide capacity and leverage economies of scale.

Leveraging of Technology. We are currently implementing several technology initiatives, including (i) an enterprise-wide engineering and drafting system, (ii) a new Enterprise Resource Planning (“ERP”) system and (iii) e-commerce initiatives. We believe that these systems all contribute to our strategy of increasing efficiency and rationalizing our cost base.

•

Engineering and Drafting System. We continually refine and expand our enterprise-wide, integrated engineering, drafting and manufacturing system. We acquired this system through the RCC acquisition and believe that it will significantly reduce our engineering and design costs. We are currently integrating the metal component product line into the system and implementing it across our engineered building systems segment. We believe that it will improve utilization of our hub-and-spoke system, rationalize inventory levels, reduce engineering and drafting costs and improve our ability to meet customer schedules.

•

ERP System Implementation. We are implementing a common Oracle-based ERP system across our three segments, which we believe will (i) reduce our costs through improvements to our supply chain management process, (ii) provide enterprise-wide business intelligence, (iii) enable more efficient information sharing, automation and order fulfillment across our segments, and (iv) reduce our general and administrative costs.

•

E-Commerce Initiatives. We are expanding our e-commerce initiatives, and have recently introduced a new web-based components order-entry system. This system allows our customers to submit orders at any time, facilitates order input and order tracking, reduces order entry errors and shortens lead times. We believe that this system will assist in the recruitment and retention of customers. We are also expanding to our builder network our web-based pricing software for smaller and less complex buildings.

Capacity and Product Planning. We continuously review our plant capacity and seek opportunities to improve profit margins and achieve cost savings. As a matter of our manufacturing capacity and utilization planning, we also evaluate opportunities to expand product lines or shift manufacturing capacity to meet production planning and product demand.

•

Plant Expansion and Optimization. We are in the process of expanding our low-cost frame manufacturing plant, while at the same time are closing four of our least efficient facilities. This, along with implementing lean manufacturing principles at all our facilities, allows us to make our operations more cost efficient while preserving our ability to increase capacity when needed.

•

Product Line Expansion. We are expanding our insulated panel product lines, which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We are also expanding our marketing of these and other environmentally-friendly products to capitalize on consumer preferences in this growing market.

•

Product Standardization. We continue to standardize certain elements of our metal components and engineered building systems products in order to advance the commonality of our processes that provide significant benefits under our hub-and-spoke system. This standardization is an important element of our RCC integration, standardizing key product attributes that will enable the efficient manufacture and allocation of RCC products across our footprint as well as the distribution of our full suite of products in RCC’s primary areas of operation.

Capitalize on Consumer Preferences for Green Construction. Expanding on our organic growth strategy, we are focusing on our “green” initiative to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. Green building is the practice of increasing the efficiency with which buildings use resources—energy, water, and materials—while reducing building impacts on human health and the environment, through better site selection, design, construction, operation, maintenance and removal—the complete building life cycle. According to the FMI 2008 U.S. Markets Construction Overview, green construction has been growing at an average rate of 30% per year from 2001 to 2008, and we project it to continue to grow at a rate of approximately 33% per year over the next four years. To capitalize on this trend, we created a targeted marketing campaign highlighting the inherently environmentally friendly attributes of steel building materials that include recyclability and increased lifecycle. In addition, we are producing steel building materials to support the LEED certification requirements of our customers’ projects, expanding our energy-efficient insulated panel offering and have recently introduced new “cool roof” paint colors that minimize a building’s heat island effect. We believe that these initiatives and our focus on managing our branded portfolio of products will advance our penetration of existing markets and customers and enable us to enter and compete within new markets that we target.

Selectively Pursue Strategic Growth Acquisitions in Existing and Complementary Markets. We have grown significantly through acquisitions targeted at broadening our product offerings and geographic presence, diversifying our end-use customer base and increasing our scale and scope. Since our founding in 1984, we have successfully completed 17 strategic acquisitions, with a total capital investment of $1.1 billion. We believe that a number of acquisition opportunities exist within each of the industries that our business segments represent. Although we actively and opportunistically consider acquisitions of all sizes, we believe near-term opportunities are smaller “tuck-in” acquisitions of businesses that are complementary to existing operations, or can selectively expand our product or geographic focus. Our goal is to make acquisitions that are accretive to earnings and which offer significant operational efficiencies within 12 to 24 months through the integration process.

Maintain Focus on Cash Flow Generation and Debt Reduction. We are focused on managing our operating costs as well as working capital and capital investment to enable us to continue to generate strong levels of free cash flow, repay indebtedness and maintain moderate levels of leverage. We actively control our investment in working capital by closely managing our purchasing program for raw materials, extensions of credit to our customer base and our days’ sales outstanding. We will continue to focus on management of our assets to obtain a high rate of return on operating assets through strong balance sheet management and control of our investment in working capital.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. During fiscal 2008 and 2007, we purchased approximately 24% and 26% of our steel requirements from one vendor, respectively. No other vendor accounted for over 10% of our steel requirements during fiscal 2008 or 2007. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased to $142.6 million at November 2, 2008 from $93.5 million at October 28, 2007, primarily due to the increase in steel costs, partially offset by a decrease in the quantity of tons on hand. During fiscal 2008, we recorded a charge of $2.7 million to reduce the carrying amount on certain raw material inventory to the lower of cost or market.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU Index, published by the CRU Group since 1994 appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices.” During fiscal 2008, steel prices fluctuated significantly due to market conditions ranging from a low point on the CRU Index of 148 to a high point of 269. Steel prices increased through most of fiscal 2008 due to cost increases in iron ore, coke, steel scrap, ocean freight and transportation costs. However, rapidly declining demand due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing union and non-union workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will continue to decline in fiscal 2009 as compared with the prices we experienced during fiscal 2008.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges to meet delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel consignment inventory that remains in consignment after an agreed term, typically ranging from 30—60 days. For additional information about the risks of our raw material supply and pricing, see “Item 1A—Risk Factors.”

Backlog

At November 2, 2008, the total backlog of orders for our products we believe to be firm was $332.4 million. This compares with a total backlog for our products of $468.8 million at October 28, 2007. Backlog at November 2, 2008 and October 28, 2007 primarily consisted of engineered building systems orders in the amount of $330.0 million and $464.2 million, respectively. Job orders are generally cancelable by customers at any time for any reason. Current economic conditions could result in higher levels of cancellations than we historically have experienced. See “Item 1A—Risk Factors—Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We do not anticipate that any significant portion of this backlog will extend beyond one year.

Competition

We and other manufacturers of metal components and engineered building systems compete in the building industry with all other alternative methods of building construction such as tilt-wall, concrete and wood, single-ply and built up, all of which may be perceived as more traditional, more aesthetically pleasing or having other advantages over our products. We compete with all manufacturers of building products, from small local firms to large national firms.

In addition, competition in the metal components and engineered building systems market of the building industry is intense. It is based primarily on:

•	quality;

•	service;

•	on-time delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price; and

•	speed of construction.

We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least two other manufacturers of engineered building systems and three manufacturers of metal components have nationwide coverage.

We are comprised of a family of companies operating 39 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the nation and Canada. These facilities are used for manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic penetration gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

We compete with a number of other providers of metal coil coating services to manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least three other providers of light gauge metal coil coating services and two other providers of hot-rolled, medium gauge metal coil coating services have nationwide coverage. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

Consolidation

Over the last several years, there has been consolidation in the metal coil coating, metal components and engineered building systems segments, which include many small local and regional firms. We believe that these segments will continue to consolidate, driven by the needs of manufacturers to increase manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment. For more information, see “—Acquisitions.”

In addition to consolidation within the metal coil coating, metal components and engineered building systems segments, in recent years there has been consolidation between those industries and steel producers. Several of our competitors have been acquired by steel producers, and further similar acquisitions are possible. For a discussion of the possible effects on us of such consolidations, see “Item 1A—Risk Factors.”

Acquisitions

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there are numerous opportunities for growth through consolidation in the metal buildings and components segments, and our goal is to continue to grow through strategic acquisitions, as well as organically.

In furtherance of this strategy, on January 31, 2007, we completed the purchase of substantially all the assets of Garco, which designs, manufactures and distributes steel building systems primarily for markets in northwestern United States and western Canada. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for metal building systems for industrial, commercial, institutional and agricultural applications. We expect that the addition of Garco will strengthen our presence in growth markets in the northwestern United States and western Canada. In addition to an established distribution and builder network, Garco has built a well-respected brand name. We also gain an advanced manufacturing facility, which is our first in the Northwest, a highly experienced operating team and a 33-acre site suitable for future expansion.

On April 7, 2006, we completed the acquisition of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment. This transaction created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately. We have realized synergies as a result of this acquisition and expect to realize significant additional synergies going forward as we complete the integration of RCC. The specific areas that we are continuing to focus on include:

•	selling our product lines such as architectural products, Long Bay® Systems (LBS), Insulated Panel Systems (IPS) and commercial/industrial doors through RCC’s builder network;

•	rationalizing product design and specifications in order to incorporate RCC’s plants in our “hub-and-spoke delivery system;” and

•	migrating RCC’s engineering systems to our engineered building systems business unit.

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

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial sources, including our manufacturing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, criminal enforcement actions. We will be required to incur certain capital and other expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

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

Waste Water Discharges. Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. Any unpermitted release of pollutants from our facilities could result in fines or penalties as well as significant remedial obligations.

Employee Health and Safety. We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that we are in substantial compliance with these requirements.

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

Research and Development Costs

Total expenditures for research and development were $1.8 million, $1.9 million and $1.7 million for fiscal 2008, 2007 and 2006, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of November 2, 2008, we had approximately 5,394 employees, of whom 3,460 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 10.7% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union. As part of our cost reduction program, we have recently reduced headcount by approximately 20%, of which approximately 5% occurred prior to November 2, 2008.

Item 1A.	Risk Factors.

Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business. During fiscal 2008, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories declined by 17.5% in square feet compared to 2007. This industry decline contributed to a 5.6% decline in our total tons shipped, though we experienced the greatest impact in our metal coil coating segment.

Uncertainty about current economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include increased fuel and other energy costs, conditions in the non-residential real estate markets, labor and healthcare costs, access to credit and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by low use of manufacturing capacity, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We cannot predict the ultimate severity or length of the current economic crisis, or the timing or severity of future economic or industry downturns. Any economic downturn, particularly in states where many of our sales are made, could have a material adverse effect on our results of operations and financial condition, including potential asset impairments.

Current challenges in the credit markets may adversely affect our business and financial condition.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. The current challenges in the credit markets have had, and may continue to have, a negative impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve, including raw material shortages resulting from the insolvency of key suppliers and the inability of customers to obtain credit to finance purchases of our products. In addition, declining customer spending may result in higher levels of order cancellations than we have historically experienced, and may drive us to sell our products at lower prices, which would have an adverse effect on our margins and profitability.

Adverse capital and credit market conditions may significantly affect our ability to refinance our existing debt.

Our $125 million revolving credit facility matures on June 18, 2009. In addition, on November 15, 2009, the holders of our $180 million principal amount of our 2.125% convertible senior subordinated notes due 2024 (“Convertible Notes”) have the right to require us to repurchase such notes at 100% of their principal amount plus accrued and unpaid interest. We also have a term loan with an outstanding balance of $293 million that matures on June 18, 2010.

Our ability to refinance our indebtedness could be impaired if current market conditions continue or worsen. For the past several months, the credit markets have been very volatile and have presented very unattractive terms and conditions for the few companies entering into credit transactions during that period. In the event that credit becomes more readily available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. Also, given the increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place. We can make no assurances that we will be able to refinance our indebtedness, or that any such refinancing will be under terms that are as favorable to us as past credit agreements. If we are unable to refinance our indebtedness in a timely fashion, our cash from operations may be insufficient to make required repurchases of our Convertible Notes or pay our credit facility debt upon maturity. In addition, the failure to obtain sufficient financing may constrain our ability to operate or grow the business and to affect our strategy.

If we are unable to refinance or amend and/or extend our revolving credit facility, we may not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required would cause us to be in default under all of our existing indebtedness.

Our revolving credit facility matures on June 18, 2009. The holders of our Convertible Notes have the ability to require us to repurchase such notes at 100% of the principal amount thereof, plus accrued and unpaid interest, on November 15, 2009. Our current senior credit facility permits us to repurchase such notes only if either (i) our senior leverage ratio is less than 2.75 to 1.0, and we have availability under our revolving credit facility of at least $25 million, in each case on a pro forma basis after giving effect to the repurchase, or (ii) our senior leverage ratio is less than 1.0 to 1.0. Thus, if we are unable to refinance or amend and/or extend our revolving credit facility prior to November 15, 2009, we are unlikely to be permitted under our credit facility to repurchase the notes. A failure to repurchase the notes when required would constitute an event of default under the notes, which would also result in an event of default under our senior credit facility. If this were to occur, all of our long-term debt, which at November 2, 2008 was approximately $473 million, would become immediately due and payable.

If we are unable to refinance our existing debt through the issuance of new debt, we may raise capital to repay our debt through the sale of our common stock or exchange common stock for our debt. Any such sale or exchange could be highly dilutive to our existing stockholders, and could adversely effect the price of our common stock.

If we are unable to refinance our existing debt through the issuance to new debt, we may raise capital to repay our existing debt through public or private sales of our common stock or exchange common stock for our debt. The issuance of common stock to repay our existing debt could be highly dilutive to our existing stockholders. In addition, the issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

We may not be able to service our debt, obtain future financing or may be limited operationally.

We may incur additional debt from time to time to finance acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our senior secured credit agreement.

The debt that we carry may have important consequences to us, including the following:

•

Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms;

•

We must use a portion of our cash flow to pay the principal and interest on our debt. These payments reduce the funds that would otherwise be available for our operations and future business opportunities;

•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; and

•	We may be more vulnerable to a downturn in our business or the economy generally.

If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can give you no assurance that we can do any of these things on satisfactory terms or at all.

In addition, under the terms of our Convertible Notes, the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our other debt, borrow money or conduct our operations. The conversion price of the Convertible Notes is $40.14 and the market price condition that triggers holders’ conversion rights is pegged to a stock price of $48.16. The conditions for conversion of the Convertible Notes were not met in each of the calendar quarters ended March 31, 2008, June 30, 2008 and September 30, 2008. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon specified events. We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. For more information regarding our Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

Restrictive covenants in our existing senior credit agreement may adversely affect us.

We must comply with operating and financing restrictions in our senior secured credit agreement. We may also have similar restrictions with any future debt. These restrictions affect and, in many respects limit or prohibit our ability to:

•	incur additional indebtedness;

•	make restricted payments, including dividends or other distributions;

•	incur liens;

•	make investments, including joint venture investments;

•	sell assets;

•	repurchase our debt, including our Convertible Notes, and our capital stock; and

•	merge or consolidate with or into other companies or sell substantially all our assets.

We are required to make mandatory payments on our existing senior secured credit agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt or equity securities, in each case subject to certain limitations and conditions set forth in our existing senior secured credit agreement. Our senior secured credit agreement also requires us to achieve specified financial and operating results and satisfy set financial tests relating to our consolidated net worth and our leverage, fixed charge coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, under certain circumstances and subject to the limitations set forth in our senior secured credit agreement, our senior secured credit agreement requires us to pay down our term loan to the extent we generate positive cash flow each fiscal year. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Current market capitalization or failure to meet cash flow projections may result in goodwill impairment charges.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The results of our fiscal year 2008 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, including goodwill, and thus no impairment existed as of July 27, 2008. Subsequent to our annual assessment of the recoverability of goodwill and indefinite lived intangibles, and beginning largely in late September, our stock price and market capitalization decreased from $36.51 and $720.3 million, respectively, at July 27, 2008 to $18.61 and $367.3 million, respectively, at November 2, 2008. We evaluated whether the recent decline in our stock price and market capitalization represents a significant decline in the underlying fair value of the Company. Based upon our analysis we concluded that the decline in our stock price and the resulting decline in our market capitalization do not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we do not believe the decline was caused by significant underperformance of the Company relative to historical or projected future operating results, a significant change in the manner of our use of the acquired assets or the strategy for our overall business, or a significant sustained negative industry or economic trend. We will, however, continue to monitor our stock price and assess whether a continued decline in our market capitalization or our failure to meet our cash flow projections in the future represent triggering events that would require us to perform an interim goodwill and indefinite lived intangibles impairment test in subsequent periods. In the event such a test is required, we might be required to record a significant charge for the impairment of our goodwill and indefinite lived intangibles.

Our businesses are seasonal, and our results of operations during our first two fiscal quarters may be adversely affected by seasonality.

The metal coil coating, metal components and engineered building systems businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe weather conditions can delay construction projects and otherwise adversely affect our business.

Price volatility and supply constraints in the steel market could prevent us from meeting delivery schedules to our customers or reduce our profit margins.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices increased through most of fiscal 2008 due to cost increases in iron ore, coke, steel scrap, ocean freight and transportation costs. However, rapidly declining demand due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing union and non-union workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business—Raw Materials” and “Item 7A. Quantitative and Qualitative Disclosures about market Risk—Steel Prices.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2008, we purchased approximately 24% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. During fiscal 2008, due to unfavorable foreign currency exchange rates and availability, we did not purchase steel from European suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced production cutbacks or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

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

Because we have air emissions, discharge wastewater, own and operate real property, and handle hazardous substances and solid waste, we incur costs and liabilities to comply with environmental laws and regulations and may incur significant additional costs as those laws and regulations or their enforcement change in the future or if there is an accidental release of hazardous substances into the environment. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal RCRA and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities and (iii) the CERCLA and comparable state laws that regulate the cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, personal injury, property or natural resource damages claims and the issuance of orders enjoining future operations. For more information about costs we have incurred for environmental matters in recent years, see “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The industries in which we operate are highly competitive.

We compete with all other alternative methods of building construction, which may be viewed as more traditional, more aesthetically pleasing or having other advantages over our products. In addition, competition in the metal components and metal buildings markets of the building industry and in the metal coil coating segment is intense. It is based primarily on:

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

The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	deviations in our earnings from publicly disclosed forward-looking guidance;

•	changes in earnings estimates by analysts;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the metal components and engineered building systems industries;

•	uncertainty about current global economic conditions;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.

During fiscal 2008, our closing stock price on the New York Stock Exchange ranged from a high of approximately $41 per share to a low of approximately $14 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

Our acquisition strategy may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that as our industry continues to consolidate, our future success will depend, in part, on our ability to complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including our acquisition of RCC, involves a number of risks, including:

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

Acquisitions are an essential part of our growth strategy, and our ability to acquire additional businesses or operations on favorable terms is important to our long-term growth. Depending on conditions in the acquisition market, it may be difficult or impossible for us to identify businesses or operations for acquisition, or we may not be able to make acquisitions on terms that we consider economically acceptable. Even if we are able to identify suitable acquisition opportunities, our acquisition strategy depends upon, among other things, our ability to obtain financing and, in some cases, regulatory approvals, including under the Hart-Scott-Rodino Act.

Our incurrence of additional debt, contingent liabilities and expenses in connection with our acquisition of RCC, or in connection with any future acquisitions, could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties.

As of November 2, 2008, we conduct manufacturing operations at the following facilities.

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,975	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Engineered building systems(2)	104,590	Owned
*Lockeford, California	Engineered building systems(4)	155,533	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	68,809	Owned
Lithia Springs, Georgia	Metal components(3)	125,081	Owned
Douglasville, Georgia	Doors and related metal components	86,995	Owned
Marietta, Georgia	Metal coil coating	106,036	Leased
Tallapoosa, Georgia	Engineered building systems(9)	270,800	Leased
*Mattoon, Illinois	Engineered building systems(2)	124,607	Owned
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	236,500	Owned
Mt. Pleasant, Iowa	Engineered building systems(4)	218,500	Owned
Oskaloosa, Iowa	Metal components(5)	63,476	Owned
Nicholasville, Kentucky	Metal components(5)	26,943	Owned
Big Rapids, Michigan	Metal components(5)	54,640	Owned
Columbus, Mississippi	Engineered building systems(4)	311,775	Owned
Jackson, Mississippi	Metal components(10)	171,790	Owned
Jackson, Mississippi	Metal coil coating	363,060	Owned
Hernando, Mississippi	Metal components(1)	102,752	Owned
*Hernando, Mississippi	Engineered building systems(9)	32,500	Owned
Omaha, Nebraska	Metal components(5)	53,376	Owned
Rome, New York	Metal components(5)	83,500	Owned
Rocky Mount, North Carolina	Engineered building systems(4)	254,700	Owned
Oklahoma City, Oklahoma	Metal components(1)	61,986	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	227,341	Leased
Lexington, Tennessee	Engineered building systems(6)	147,500	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	252,788	Owned

Facility	Products	Square Feet	Owned or Leased
Houston, Texas	Metal coil coating	36,509	Owned
Houston, Texas	Engineered building systems(4)	477,256	Owned
Houston, Texas	Engineered building systems(7)	144,680	Owned
Houston, Texas	Doors and related metal components	25,502	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Stafford, Texas	Metal components(8)	153,600	Leased
Salt Lake City, Utah	Metal components(3)	93,508	Owned
Colonial Heights, Virginia	Metal components(1)	104,590	Owned
Spokane, Washington	Engineered building systems(4)	159,000	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,075	Owned

*	Closed subsequent to November 2, 2008.
(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	End wall framing for engineered building systems.
(10)	Closed during fiscal 2008 to be retooled to manufacture insulated panel systems.

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

In anticipation of the current market downturn, we have resized and realigned our manufacturing operations related to four facilities. Our executive management has approved a plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, Hernando, Mississippi and Jackson, Mississippi. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. Specifically, our Jackson, Mississippi facility, which was closed during fiscal 2008, is being retooled for use in connection with our insulated panel systems product line. We expect to incur total restructuring and facility closure costs of approximately $3.0 million. Of this amount, $0.9 million relates to employee or severance costs, $1.2 million relates to asset relocation or impairment costs and $0.2 million relates to other costs. Impairment charges related to the restructuring during fiscal 2008 were $0.2 million and are included in cost of goods sold. Most of the remaining charges are expected to be recorded in the first quarter of fiscal 2009.

During fiscal 2008, we closed our residential door facility in Houston, Texas, and we sold the facility in April 2008. During fiscal 2007, we closed our manufacturing facility located in Hamilton, Ontario, and we sold the facility in August 2007. We also sold our Colonial Heights, Virginia facility in August 2007 and built a new, larger facility which was completed in July 2007. This facility is also located in Colonial Heights, Virginia.

During fiscal 2003, we closed our manufacturing facility located in Southlake, Texas, which is currently under contract to be sold. We have a new 31,500 square foot office building in Irving, Texas that replaced our office in Southlake, Texas. During fiscal 2002, we closed our manufacturing facility located in Chester, South Carolina, and we sold this facility in January 2007.

Item 3.	Legal Proceedings.

In September 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleged that it made preferential payments to our subsidiaries of approximately $7.7 million. On December 1, 2008, we settled this claim for $0.3 million.

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program which was accepted. Remediation of the affected ground water plume has commenced. The cost of required remediation of the affected plume will vary depending on the ultimate extent of the contamination. As of November 2, 2008, we have accrued $0.1 million to complete site analysis and testing. However, based on available information, we do not believe there will be a material adverse effect on our business, consolidated financial position or results of operations.

We discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls in and around an embankment on the north side of our Rocky Mount, North Carolina facility. Test results revealed that surface soil concentrations of chromium above North Carolina’s “soil remediation goals” were present. Costs associated with site analysis and testing were incurred in the second quarter of fiscal 2008. Full remediation of this contamination in and around the embankment on the north side of our Rocky Mount, North Carolina facility took place in the third quarter of fiscal 2008. The total costs of $0.4 million incurred in connection with the resolution of the issue did not have a material adverse effect on our business, consolidated financial position or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson, as predecessor to Robertson Building Systems Limited (“RBSL”), of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicated that numerous entities sent waste materials to the Frontier site from 1974 to 1992. During the second quarter of fiscal 2008, a group of other potentially responsible parties (“PRPs”) alleged that H.H. Robertson Building Technical Center (“RBTC”) also contributed waste to the Frontier site. Because of the large numbers of other PRPs and the relatively small alleged contributions of RBSL and RBTC, we do not believe this matter will have a material adverse effect on our business, consolidated financial position or results of operations.

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

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 16, 2008, there were 80 holders of record and an estimated 9,300 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our senior credit facility restrict our ability to do so.

Fiscal Year 2008 Quarter ended	High	Low	Fiscal Year 2007 Quarter ended	High	Low
January 27	$39.90	$23.06	January 28	$61.12	$49.74
April 27	$34.13	$19.99	April 29	$60.61	$45.38
July 27	$39.81	$23.20	July 29	$52.93	$47.81
November 2	$40.95	$14.25	October 28	$52.07	$36.35

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 28, 2008 to August 24, 2008	67	36.68	—	646,092
August 25, 2008 to September 21, 2008	—	—	—	646,092
September 22, 2008 to November 2, 2008	—	—	—	646,092
Total	67	36.68	—	646,092

(1)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During fiscal 2008, we did not repurchase any shares of our common stock. However, shares of restricted stock were withheld in fiscal 2008 to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. At November 2, 2008, there were 0.6 million shares remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 1, 2003 to the end of the fiscal year ended November 2, 2008 with the cumulative total return on the New York Stock Exchange Index and the Hemscott Industry Group 634—General Building Materials, a peer group. The comparison assumes $100 was invested on November 1, 2003 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

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

The selected financial data for each of the three fiscal years ended November 2, 2008 and as of November 2, 2008 and October 28, 2007 has been derived from the audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 29, 2005 and as of October 29, 2006, October 29, 2005 and October 30, 2004 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Financial Statements and Supplementary Data.”

	2008(1)	2007	2006	2005	2004
	In thousands, except per share data
Sales	$1,764,159	$1,625,068	$1,571,183	$1,130,066	$1,084,863
Net income	78,881	63,729	73,796	55,951	44,890	(2)
Earnings per share:
Basic	4.08	3.25	3.70	2.73	2.28
Diluted	4.05	3.06	3.45	2.68	2.24	(2)
Cash flow from operating activities	40,194	137,625	121,514	118,267	23,730
Total assets	1,380,701	1,343,058	1,299,701	990,219	786,426
Total debt	474,400	497,037	497,984	373,000	216,700
Stockholders’ equity	$623,829	$539,696	$498,409	$444,144	$401,177
Average common shares (assuming dilution)	19,486	20,793	21,395	20,857	19,996

(1)	Fiscal 2008 includes 53 weeks of operating activity.
(2)	Includes loss on debt refinancing of $9.9 million ($5.8 million after tax) in fiscal 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. As a result, our fourth quarter of fiscal 2008 includes an additional week of operating activity.

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

We have completed a challenging fiscal 2008 with financial results that have significantly outperformed the industry. While McGraw-Hill estimated that the overall nonresidential construction market was down 17.6%, we shipped only 6% fewer tons than fiscal 2007. For the full fiscal year, we had record net income of $78.9 million, or $4.05 per diluted share. At year end, we had a cash position of $68 million and reduced our capital expenditures for the fiscal year to $25 million, down significantly from the $38 million initially planned, without sacrificing any of our strategic initiatives.

Current customer reaction to high steel prices is consistent with what we experienced in a similar steel price environment in late 2004 and early 2005. As steel prices began to fall, customers held off making purchasing decisions in anticipation of further reduction in steel prices. Steel prices fell by 15% in 2005 from the high point in October 2004 until customers started to commit to new projects. We believe we are experiencing the same situation now. Steel prices for January 2009 delivery are expected to be down considerably from the high point recorded in August 2008, and our lower backlog level of $330 million at the end of the fourth quarter of fiscal 2008 reflects the effect of these order push-outs. However, in the long-term, we believe that lower steel prices benefit our business by making our products more cost effective than the traditional building materials with which we compete. Therefore, we believe that current pricing trends will help drive an increase in demand during our seasonally stronger third and fourth quarters of fiscal 2009.

In addition to steel price fluctuations, U.S. economic contraction has led to a substantial slow down in business activity. New construction activity measured in square feet, as reflected in McGraw Hill data, was down 17.6% during fiscal 2008, and McGraw Hill is forecasting a further decline of 12% in calendar 2009. We find that quoting activity overall is mixed. While lower levels of quoting activity are to be expected in recessionary periods, we have been able to find pockets of relatively strong market demand and build market share by winning business on the basis of our size, scope and overall value proposition. We did this in fiscal 2008 with the increasing market share in the heavily fragmented metal components and engineered building systems segments.

However, given the economic uncertainties, near the end of fiscal 2008, we made the decision to implement a cost reduction program, which we have recently completed, which we believe will allow us to continue our market leadership and reasonable profitability levels. Our actions were focused, fast and effective. We reduced total headcount by approximately 20%, closed four plants and began retooling two of these plants to manufacture insulated panels. Additionally, we invested in manufacturing efficiencies in other plants. Our previous investments in technical and automated manufacturing have enabled us to reduce the number of manufacturing plants while retaining the capability to scale up our remaining plants through the “hub-and-spoke” delivery system to meet demand when the markets improve as expected in 2010.

We are currently in discussion with various banks to refinance our existing debt agreements, which have maturities in 2009 and 2010. Our intention is to complete a refinancing transaction in a prudently timely manner based on market conditions. Other than the $0.9 million industrial revenue bond, we have no debt obligations that require any repayment or amortization during fiscal 2009. We have no amounts outstanding on our revolving credit facility which matures in June 2009. Because of our historical ability to deleverage during cyclical downturns, we believe that cash flow from operations combined with the current $68 million of cash on hand will be in excess of $180 million which may be required to settle our Convertible Notes which have a call and put feature in November 2009. We expect that much of our investment in working capital during fiscal 2008 will return to us in fiscal 2009 as steel prices decline. See “Item 1A—Risk Factors—If we are unable to refinance or amend and/or extend our revolving credit facility, we may not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required would cause us to be in default under all of our existing indebtedness.”

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

In anticipation of the current market downturn, we have taken the opportunity to resize and realign our manufacturing operations related to four facilities. In November 2008, subsequent to our fiscal year end, our executive management approved a plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois and Hernando, Mississippi. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. Impairment charges related to the restructuring during fiscal 2008 were $0.2 million and are included in cost of goods sold. We expect to incur additional restructuring and facility closure costs of approximately $3.0 million. Of this amount, $1.6 million relates to employee or severance costs, $1.2 million relates to asset relocation or impairment costs and $0.2 million relates to other costs. Most of the remaining charges are expected to be recorded in the first quarter of fiscal 2009.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal year ended November 2, 2008, steel represented approximately 74% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. For additional discussion of steel prices, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

During the fiscal year ended November 2, 2008, we experienced significant increases in the value of our total inventory, primarily due to the substantial increases in the price of steel, as well as significant increases in our fuel and transportation costs.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 1—Business—Raw Materials,” “Item 1A—Risk

Factors—We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers,” “—Liquidity and Capital Resources—Steel Prices” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s forecast for calendar 2009 indicates a total nonresidential construction reduction of 12% in square footage and 10% in dollar value prior to increasing in 2010. Additionally, we review the American Institute of Architects’ survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Sales	100.0%	100.0%	100.0%
Cost of sales	75.1	75.2	75.6

Gross profit	24.9	24.8	24.4
Selling, general and administrative expenses	16.1	16.7	15.7

Income from operations	8.8	8.1	8.7
Interest income	0.0	0.0	0.3
Interest expense	(1.3)	(1.8)	(1.5)
Other (expense) income, net	(0.1)	0.1	0.1

Income before income taxes	7.4	6.4	7.6
Provision for income taxes	2.9	2.5	2.9

Net income	4.5%	3.9%	4.7%

SUPPLEMENTARY BUSINESS SEGMENT INFORMATION

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.

Products of all our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements.

We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot-rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment.

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Segment information is included in Note 18 of our Consolidated Financial Statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	2008(1)%		2007(1) (As restated)%		2006(1) (As restated)%
Sales:
Metal coil coating	$305,657	17	$272,543	16	$278,814	18
Metal components	715,255	41	663,331	41	700,375	45
Engineered building systems	1,110,534	63	1,021,544	63	894,489	57
Intersegment sales	(367,287)	(21)	(332,350)	(20)	(302,495)	(20)

Total net sales	$1,764,159	100	$1,625,068	100	$1,571,183	100
Operating income:
Metal coil coating	$29,381	10	$25,136	9	$24,948	9
Metal components	82,094	11	49,609	7	77,539	11
Engineered building systems	107,851	10	113,265	11	87,122	10
Corporate	(64,616)	—	(56,276)	—	(51,621)	—

Total operating income (% of sales)	$154,710	9	$131,734	8	$137,988	9
Unallocated other expense	(24,330)		(26,909)		(18,956)

Income before income taxes	$130,380		$104,825		$119,032
Total assets as of fiscal year end 2008 and 2007:
Metal coil coating	$196,615	14	$180,930	13
Metal components	371,464	27	352,224	26
Engineered building systems	716,671	52	707,544	53
Corporate	95,951	7	102,360	8

Total assets	$1,380,701	100	$1,343,058	100

(1)

During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products to respond effectively to current market opportunities. As a result of this change, we transferred certain segment activities within the engineered building systems and metal components segments in fiscal 2008. Segment information for fiscal 2007 and 2006 has been restated to conform to the fiscal 2008 segment designations. For fiscal 2007, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $51.7 million in sales and $10.7 million in operating income. In addition, total assets at October 28, 2007 decreased at the metal components segment and increased at the engineered building systems segment by $11.7 million as a result of the conforming restatement. For fiscal 2006, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $70.8 million in sales and $14.5 million in operating income.

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the fiscal year ended November 2, 2008, we incurred expenses of $0.9 million related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

RESULTS OF OPERATIONS FOR FISCAL 2008 COMPARED TO FISCAL 2007

Consolidated sales for fiscal 2008 increased 8.6%, or $139.1 million, over fiscal 2007. Of this increase, $180.3 million related to increased pricing on increased steel costs and $18.6 million was attributable to the Garco acquisition. These increases were partially offset by a 5.6% decrease in tonnage volumes in all three of our segments in fiscal 2008 compared with fiscal 2007, which were driven by reduced demand for such products resulting from the 17.5% reduction in low-rise nonresidential square footage starts as reported by McGraw Hill.

Consolidated cost of sales increased by 8.5% for fiscal 2008 compared to fiscal 2007. Gross margins were 24.9% for fiscal 2008 compared to 24.8% for the prior fiscal year. The gross margin percentage was higher as a result of increased margins at the metal components and metal coil coating segments, partially offset by decreased margins at the engineered building systems segments.

Metal coil coating sales increased $33.1 million to $305.7 million in fiscal 2008, compared to $272.5 million in the prior fiscal year. Sales to third parties for fiscal 2008 increased 16.0% to $97.0 million from $83.6 million in the prior fiscal year as a result of a shift in product mix from toll processing sales for coating services to package sales of coated steel products and increased pricing on higher raw material costs, partially offset by an 11.4% decrease in external tonnage volumes. Package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. The remaining $19.7 million represents an increase in intersegment sales. Metal coil coating third-party sales accounted for 5.5% of total consolidated third-party sales in fiscal 2008 compared with 5.1% in fiscal 2007.

Operating income of the metal coil coating segment increased by 16.8% to $29.4 million, compared to $25.1 million in the prior fiscal year primarily due to increased gross profit. The margins increased primarily due to higher sales prices, partially offset by higher costs. During fiscal 2008, we recorded a charge to cost of sales to reduce the carrying amount on certain raw material inventory to the lower of cost or market in the amount of $2.7 million. In addition, operating income included an out of period pretax charge of $0.9 million to correct work-in-process standard costs in our metal coil coating segment. As a percentage of total segment sales, operating income in fiscal 2008 was 9.6% compared to 9.2% in fiscal 2007.

Metal components sales increased $51.9 million to $715.3 million in fiscal 2008, compared to $663.3 million in the prior fiscal year. Sales were up primarily due to increased pricing on account of increased raw material costs, partially offset by a 6.5% decrease in external tons shipped. Sales to third parties for fiscal 2008 increased $38.4 million to $600.0 million from $561.6 million in the prior fiscal year. The remaining $13.5 million represents an increase in intersegment sales. Metal components third-party sales accounted for 34.0% of total consolidated third-party sales in fiscal 2008 compared to 34.6% in fiscal 2007.

Operating income of the metal components segment increased by 65.5% in fiscal 2008 to $82.1 million, compared to $49.6 million in the prior fiscal year. This $32.5 million increase resulted from a $32.3 million increase in gross profit and a $0.2 million decrease in selling and administrative expenses. The gross margins were higher due to increased pricing compared to the prior fiscal year, which had been depressed due to an over abundance of steel inventory in the market at that time, and due to our ability to effectively manage our raw material and manufacturing costs. In addition, we incurred charges of $1.7 million in cost of sales related to the exit of our residential overhead door product line, which were partially offset by a $1.0 million gain on the disposition of related property and equipment. Cost of sales also included an offset of a pretax $1.0 million out-of-period reversal of amounts previously recorded in accounts payable related to inventory received but not invoiced.

Engineered building systems sales increased $89.0 million to $1.11 billion in fiscal 2008, compared to $1.02 billion in the prior fiscal year. This increase resulted from increased pricing as a result of increased steel costs and by sales of $18.6 million attributable to the Garco acquisition. Sales to third parties for fiscal 2008 increased $87.3 million to $1.07 billion from $0.98 billion in the prior fiscal year. Intersegment sales increased by $1.7 million compared to fiscal 2007. Engineered building systems third-party sales accounted for 60.5% of total consolidated third-party sales in fiscal 2008 compared to 60.3% in fiscal 2007.

Operating income of the engineered building systems segment decreased 4.8% in fiscal 2008 to $107.9 million, compared to $113.3 million in the prior fiscal year. This $5.4 million decrease resulted from a $1.5 million decrease in gross profit and a $3.9 million increase in selling and administrative expenses. Although gross profit was relatively flat, gross margins were lower due to increased raw material costs, primarily related to steel price increases as well as a 3.9% decrease in external organic tons shipped. In addition, the Garco acquisition partially offset the decrease in gross margins and accounted for $5.7 million in gross profit. The increase in selling and administrative expenses was primarily due to a $3.1 million increase as a result of the Garco acquisition, a $2.2 million increase in bonus expense on higher consolidated profit activity and a $1.9 million increase in 401(k) matching costs. This increase was partially offset by a $1.6 million decrease in depreciation and amortization costs due to intangible assets being fully amortized and a $1.0 million decrease in advertising costs.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $283.8 million in fiscal 2008 compared to $271.9 million in the prior fiscal year. Of this $11.9 million increase, $5.2 million related to bonus expense on higher profit activity and $3.1 million related to the Garco acquisition. In addition, $2.9 million related to the accelerated vesting of certain benefits and restricted stock grants of former executives upon retirement. The remaining increase related to a $2.5 million increase in partially self-insured health insurance costs, $2.3 million increase in bad debt expense and $2.0 million increase in wages and increases in other various expenses. These increases were partially offset by reductions of $2.1 million in workers compensation and general liability insurance costs, $1.4 million in advertising costs, $1.3 million in stock compensation costs, $1.2 million in compensation costs related to the deferred compensation plan and $1.2 million in amortization and depreciation due to certain intangible costs being fully amortized. As a percentage of sales, selling, general and administrative expenses were 16.1% for fiscal 2008 compared to 16.7% for fiscal 2007.

Consolidated interest income for fiscal 2008 increased by 49.7% to $1.1 million, compared to $0.7 million for the prior fiscal year. This increase was primarily due to higher invested cash balances during fiscal 2008 compared to the prior fiscal year.

Consolidated interest expense for fiscal 2008 decreased by 18.4% to $23.5 million, compared to $28.8 million for the prior fiscal year. We repaid $21.7 million of our Term Loan in January 2008. In addition, lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010 to manage our risk associated with changing interest rates.

Consolidated provision for income taxes for fiscal 2008 increased by 25.3% to $51.5 million, compared to $41.1 million for the prior fiscal year. The increase was primarily due to a $25.6 million increase in pre-tax earnings and the increase in the effective tax rate. The effective tax rate for fiscal 2008 was 39.5% compared to 39.2% for the prior fiscal year. This increase was due to an increase of the deferred tax asset and corresponding valuation allowance related to our Canadian operations partially offset by a statutory increase in the rate for the production activities deduction.

Diluted earnings per share for fiscal 2008 increased by 32.4% to $4.05 per diluted share, compared to $3.06 per diluted share for the prior fiscal year. The increase was primarily due to a $15.2 million increase in net income resulting from the factors described above and a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. There was no dilution effect of the Convertible Notes in fiscal 2008 compared to a $0.15 per share dilution effect in fiscal 2007.

RESULTS OF OPERATIONS FOR FISCAL 2007 COMPARED TO FISCAL 2006

Consolidated sales for fiscal 2007 increased 3.4%, or $53.8 million, over fiscal 2006. This increase was primarily due to sales of $144.3 million and $26.7 million relating to the RCC and Garco acquisitions, respectively, partially offset by decreased tonnage volumes in the engineered building systems and metal components segments. Lower tonnage volumes in the engineered building systems segment of 15.7% and metal components segment of 8.6% in fiscal 2007 compared with fiscal 2006 were driven by softer demand for our products resulting from the 4.4% reduction in low-rise nonresidential square footage starts as reported by McGraw Hill.

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

Metal components sales decreased $37.0 million to $663.3 million in fiscal 2007, compared to $700.4 million in the prior year. Sales were down primarily due to an 8.6% decrease in external tons shipped. This reduction was the result of the decrease in low-rise nonresidential construction starts in fiscal 2007 versus fiscal 2006 and particularly weak market conditions in the first half of fiscal 2007. Sales to third parties for fiscal 2007 decreased $38.4 million to $561.6 million from $600.0 million in prior year. This decrease was partially offset by a $1.3 million increase in intersegment sales. Metal components third-party sales accounted for 34.6% of total consolidated third-party sales in fiscal 2007 compared to 38.2% in fiscal 2006.

Operating income of the metal components segment decreased 36.0% in fiscal 2007 to $49.6 million, compared to $77.5 million in the same period of the prior year. This $27.9 million decrease resulted primarily from a $31.5 million decrease in gross profit, partially offset by a $3.6 million decrease in selling and administrative expenses. The decrease in gross profit resulted from the decrease in sales volume and margin compression, particularly in the first half of fiscal 2007, resulting from large amounts of steel inventory oversupply in the marketplace. The decrease in selling and administrative expenses was due to a decrease of $2.7 million in incentive compensation and related costs and decreases of other various expenses.

Engineered building systems sales increased $127.1 million to $1.02 billion in fiscal 2007, compared to $894.5 million in the prior year’s period. Of this increase, sales of $144.3 million and $26.7 million were attributable to the RCC and Garco acquisitions, respectively, which were partially offset by a 15.7% decrease in external tons shipped. The decrease in volume resulted from the 4.4% decrease in non-residential construction starts and our effort to improve gross margins by avoiding high volume, low margin projects. Sales to third parties for fiscal 2007 increased $126.6 million to $979.9 million from $853.3 million in the prior fiscal year. The remaining $0.5 million represents an increase in intersegment sales for fiscal 2007. Engineered building systems third-party sales accounted for 60.3% of total consolidated third-party sales in fiscal 2007 compared to 54.3% in fiscal 2006.

Operating income of the engineered building systems segment increased 30.0% in fiscal 2007 to $113.3 million, compared to $87.1 million in the prior fiscal year. This $26.1 million increase resulted from a $50.8 million increase in gross profit, partially offset by a $24.7 million increase in selling and administrative expenses. The recent RCC acquisition accounted for $41.5 million of the increased gross profit and $24.0 million of increased selling and administrative costs. The recent Garco acquisition accounted for $7.3 million of the increased gross profit and $5.2 million of the increased selling and administrative costs. The increase in selling and administrative expenses was partially offset by a decrease in incentive compensation costs of $3.6 million.

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

Diluted earnings per share for fiscal 2007 decreased 11.3% to $3.06 per diluted share, compared to $3.45 per diluted share for the prior fiscal year. The decrease was primarily due to a $10.1 million decrease in net income, partially offset by a decrease in the number of weighted average shares assumed to be outstanding in the diluted earnings per share calculation. During fiscal 2007, we repurchased 0.8 million shares of common stock which correspondingly reduced the weighted average shares outstanding in the diluted earnings per share calculation. The dilution effect of the Convertible Notes was $0.15 per share in fiscal 2007 compared to $0.18 per share in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

General

On November 2, 2008, we had working capital of $230.7 million compared to $129.1 million at the end of fiscal 2007, a $101.6 million increase. Our cash and cash equivalents decreased $6.9 million to $68.2 million at the end of fiscal 2008 from $75.1 million at October 28, 2007. The decrease in cash primarily resulted from cash used in financing activities of $28.8 million primarily due to mandatory prepayment provisions of our senior secured credit facility, $18.7 million of cash used in investing activities, partially offset by $40.2 million of cash provided by operating activities and $0.4 million effect of exchange rate changes. The cash used in investing activities was primarily related to $24.8 million used for capital expenditures related to the new IPS facility in Jackson, Mississippi, computer software, a new division office building and facility equipment. The cash provided by operating activities was negatively impacted by a $71.8 million increase in current assets and a $16.3 million decrease in current liabilities from the end of fiscal 2007. The decrease in current liabilities is related to decreases in accounts payable. The increase in current assets is primarily related to increases in inventory and accounts receivable resulting from higher steel costs which increased the cost of inventory and the transactional value of receivables. Prepaids and other also increased due to a supplier rebate.

We invest our excess cash in various overnight investments.

Debt

Capital Structure. We are currently in discussion with various banks to refinance our existing debt agreements, which have maturities in 2009 and 2010. Our Convertible Notes have a call and put feature in November 2009. Our intention is to complete a refinancing transaction in a prudently timely manner based on market conditions. However, for the past several months, the credit markets have been very volatile and have presented very unattractive terms and conditions for the few companies entering into credit transactions during that period. In the event that credit becomes more readily available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. See “Item 1A —Risk Factors—If we are unable to refinance or amend and/or extend our revolving credit facility, we may not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required would cause us to be in default under all our existing indebtedness;” “—Adverse capital and credit market conditions may significantly affect our ability to refinance our existing debt” and “—We may not be able to service our debt, obtain future financing or may be limited operationally.”

Other than the $0.9 million of industrial revenue bond, we have no debt obligations that require any repayment or amortization during fiscal 2009. We have no amounts outstanding on our revolving credit facility, which matures in June 2009. Because of our historical ability to deleverage during cyclical downturns, cash flow from operations combined with the current $68 million of cash on hand would exceed the $180 million of our Convertible Notes which have a call and put feature that will be triggered November 2009. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. We expect that much of our investment in working capital during fiscal 2008 will return to us in fiscal 2009. See “Item 1A—Risk Factors—If we are unable to refinance or amend and/or extend our revolving credit facility, we will not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required would cause us to be in default under all of our existing indebtedness” and “—If we are unable to refinance our existing debt through the issuance of new debt, we may raise capital to repay our debt through the sale of our common stock or exchange common stock for our debt. Any such sale or exchange could be highly dilutive to our existing stockholders, and could adversely effect the price of our common stock.

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009 with a sub-facility for letters of credit of a maximum of $50 million and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation required that $21.7 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $22.3 million of our indebtedness primarily related to our term loan was classified as a current obligation at October 28, 2007. The excess cash flow amount was paid during the first quarter of fiscal 2008. In addition, the credit facility provides for an uncommitted incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our Convertible Notes. At November 2, 2008 and October 28, 2007, letters of credit totaling approximately $13.1 million and $14.1 million, respectively, were outstanding under the revolving credit facility. At November 2, 2008 and October 28, 2007, $293.3 million and $315.0 million, respectively, were outstanding under the term loan. Although our intention is to complete a refinancing transaction in the first calendar quarter of 2009, if we are unable to refinance our revolving credit facility prior to June 2009, we expect to have sufficient cash available to cash collateralize our letters of credit outstanding.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2009.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit agreement) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage, and senior leverage ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit agreement. At October 28, 2007, our interest coverage, leverage, and senior leverage ratios were 6.32, 2.91 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit agreement. The senior secured credit agreement also restricts our ability to incur additional debt and raise capital through equity financing.

At November 2, 2008 and October 28, 2007, we had approximately $111.9 million and $110.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $13.1 million and $14.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. In addition, we have an uncommitted $180.0 million of borrowing capacity under the incremental facility.

Convertible Notes. In November 2004, we completed an offering of $180 million aggregate principal amount of Convertible Notes with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. For more information, see Note 11 to our Consolidated Financial Statements under “Item 8. Financial

Statements and Supplementary Data”. The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both November 2, 2008 and October 28, 2007, $180 million principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in each of the 30 consecutive trading day periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning on November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemption or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior credit facility. See “Item 1A—Risk Factors—If we are unable to refinance or amend and/or extend our revolving credit facility, we may not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required would cause us to be in default under all our existing indebtedness.” Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009.

Interest Rate Swap

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of our $400 million variable rate Term Loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and decreased again to $105 million on October 14, 2008. The notional amount will further decrease on October 13, 2009 to $65 million. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

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

The fair value of the Swap Agreement, excluding accrued interest, at November 2, 2008 and October 28, 2007, was a liability of approximately $3.9 million and $3.2 million, respectively. The interest rate swap agreement resulted in additional interest expense during fiscal 2008 and fiscal 2007 of $2.6 million and $0.3 million, respectively. Fair value estimates presented for the Swap Agreement were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

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

We expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $35 million for fiscal 2009 and expansion when needed.

We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009 (of which no amount is outstanding at November 2, 2008), the remaining installment on our term loan by its maturity date in June 2010, or the Convertible Notes upon conversion or maturity (which, based on our current stock price, is anticipated in November 2009), we will refinance any then outstanding balance by means of a new senior credit facility or other public or private equity or debt financings. For the past several months, the credit markets have been very volatile and have presented very unattractive terms and conditions for the few companies entering into credit transactions during that period with prevailing market spreads over LIBOR of 4% to 8%. In the event that credit becomes more readily available, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. Based on discussions with our lenders, we believe the credit markets will be available in 2009. See “Item 1A—Risk Factors—Adverse capital and credit market conditions may significantly affect our ability to refinance our existing debt.”

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During fiscal 2008, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU Index, published by the CRU Group since 1994 appropriately depicts the volatility in steel prices. See item 7A. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices. During fiscal 2008, steel prices fluctuated significantly due to market conditions ranging from a low point on the CRU Index of 148 to a high point of 269. Steel prices increased through most of fiscal 2008 due to cost increases in iron ore, coke, steel scrap, ocean freight and transportation costs. However, rapidly declining demand due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing union and non-union workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will continue to decline in fiscal 2009 as compared with the prices we experienced during fiscal 2008.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. Because the metal coil coating and metal components segments have shorter lead times, they have the ability to react to steel price increases closer to the time they occur without revising contract prices for existing orders.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2008, we purchased approximately 24% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. A prolonged labor strike against one of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries. For additional information about the risks of our raw material supply and pricing, see “Item 1A—Risk Factors.”

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 2, 2008, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of November 2, 2008 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt(1)	$474,400	$920	$473,480	—	—
Interest payments on debt(2)	36,269	24,232	12,037	—	—
Operating leases	20,172	7,980	8,657	$1,664	$1,871
Other purchase obligations(3)	19,891	9,148	10,704	39	—
Other long-term obligations(4)	6,506	1,116	1,640	1,500	2,250

Total contractual obligations	$557,238	$43,396	$506,518	$3,203	$4,121

(1)

Prior to maturity in November 2024, our $180 million Convertible Notes may be converted when our stock price exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or beginning November 15, 2009. Beginning on November 20, 2009, we may redeem any of the Convertible Notes at any time, or from time to time, in whole or in part, at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. In addition, on November 15, 2009, 2014 and 2019, the holders of the Convertible Notes can require us to repurchase those notes at 100% of their principal amount, plus accrued and unpaid interest.

(2)

Interest payments were calculated based on the stated interest rate for fixed rate obligations and rates in effect at November 2, 2008 for variable rate obligations and the interest rate swap payments.

(3)

Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term, typically ranging from 30—60 days. Consignment inventory at November 2, 2008 is estimated to be approximately $95 million.

(4)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

We are required to have standby letters of credit as a collateral requirement of our insurance carrier for our projected exposure for worker’s compensation, general liability and auto claims. For all insurance carriers, the total standby letters of credit are approximately $13.1 million and $14.1 million at November 2, 2008 and October 28, 2007, respectively. We also have a total of $50 million available for letters of credit under our revolving credit facility included in our current senior secured credit facility. The revolving credit facility matures in June 2009. Although our intention is to complete a refinancing transaction in the first calendar quarter of 2009, if we are unable to refinance our revolving credit facility prior to June 2009, we expect to have sufficient cash available to cash collateralize our letters of credit outstanding. See “Item 1A—Risk Factors.”

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

We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because, as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% in the lag assumption would result in a financial impact of $0.3 million.

Share-Based Compensation. Under SFAS 123(R), the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% to 10% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. There were no options granted during the fiscal years ended November 2, 2008 and October 28, 2007.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At November 2, 2008, we had a full valuation allowance in the amount of $5.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

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

In connection with the acquisition of Garco, we recorded intangible assets for trade names, backlog, customer relationships and non-competition agreements in the amount of $0.8 million, $0.7 million, $2.5 million and $1.8 million, respectively. All Garco intangible assets are amortized on a straight-line basis over their expected useful lives. Garco’s trade names are being amortized over 15 years based on our expectation of our use of the trade names. Garco’s backlog was amortized over one year because items in Garco’s backlog were expected to be delivered within one year. Garco’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of Garco’s customer retention experience. Garco’s non-competition agreements are being amortized over their agreement terms of five years.

At November 2, 2008, we have total goodwill of $616.6 million, of which $99.0 million, $147.2 million and $370.4 million is included in the metal coil coating, metal components and engineered building systems segments. At October 28, 2007, we had total goodwill of $616.4 million, of which $99.0 million, $149.1 million and $368.3 million is included in the metal coil coating, metal components and engineered building systems segments. At October 29, 2006, we had total goodwill of $614.4 million, of which $99.0 million, $149.1 million and $366.3 million is included in the metal coil coating, metal components and engineered building systems segments.

In connection with the acquisition of RCC, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s backlog was amortized over one year because items in RCC’s backlog were expected to be delivered within one year. RCC’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 4—Acquisitions in the Notes to Consolidated Financial Statements, for additional information.

We have recorded approximately $277.3 million of goodwill as a result of the RCC acquisition. Goodwill of $17.0 million, $17.8 million and $242.5 million has been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually, including the goodwill of RCC, as prescribed by SFAS No. 142. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for each of our six reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. During fiscal 2008, we adopted an approach to the computation of the terminal value in the discounted cash flow method, using the Gordon growth model instead of a market based EBITDA multiple approach. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2007 and 2006. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends.

The results of our fiscal year 2008 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, including goodwill, and thus no impairment existed as of July 27, 2008. Subsequent to our annual assessment of the recoverability of goodwill and indefinite lived intangibles, and beginning largely in late September, our stock price and market capitalization decreased from $36.51 and $720.3 million, respectively, at July 27, 2008 to $18.61 and $367.3 million, respectively, at November 2, 2008. We evaluated whether the recent decline in our stock price and market capitalization represents a significant decline in the underlying fair value of the Company. Based upon our analysis we concluded that the decline in our stock price and the resulting decline in our market capitalization do not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we do not believe the decline was caused by significant underperformance of the Company relative to historical or projected future operating results, a significant change in the manner of our use of the acquired assets or the strategy for our overall business, or a significant negative industry or economic trend. We will, however, continue to monitor our stock price and assess whether a continued decline in our market capitalization or our failure to meet our cash flow projections in the future represent triggering events that would require us to perform an interim goodwill and indefinite lived intangibles impairment test in subsequent periods. In the event such a test is required, we might be required to record a significant charge for the impairment of our goodwill and indefinite lived intangibles.

Allowance for doubtful accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2008, 2007 and 2006, we established new reserves for doubtful accounts of $3.5 million, $0.3 million and $2.0 million, respectively. Additionally, in each of the three fiscal years ended November 2, 2008, we wrote off uncollectible accounts of $2.1 million, $6.6 million and $2.4 million, respectively, all of which had been previously reserved.

Inventory Valuation. We assess the valuation of inventory and record an allowance for obsolete inventory using the specific identification method for steel coils and other raw materials. Management also reviews the carrying value of inventory for lower of cost or market. Our primary raw material is steel coils which have historically shown significant price volatility. We generally manufacture to customers’ orders, and thus maintain raw materials with a variety of ultimate end uses. We record a lower of cost or market charge to cost of sales when the net realizable value (selling price less estimated cost of disposal), based on our intended end usage, is below our estimated product cost at completion. Estimated net realizable value is based upon assumptions of targeted inventory turn rates, future demand, anticipated finished goods sales prices, management strategy and market conditions for steel. If projected end usage changes significantly or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required and in the case of a major downturn in market conditions, such write-downs could be significant.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Convertible Notes would be settled in fiscal 2010 upon our call option date and, therefore, we expect that we will not have additional prospective interest expense upon adoption.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interest which would be impacted by SFAS 160.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter, as well as impact us on the usage of previously recorded income tax valuation allowances recorded through purchase accounting.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We do not intend to elect the fair value option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, SFAS 157 is effective for our fiscal year that begins November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, and for our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We do not believe the adoption of this accounting pronouncement will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended November 2, 2008, steel constituted approximately 74% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Steel prices increased through most of fiscal 2008 due to cost increases in iron ore, coke, steel scrap, ocean freight and transportation costs. However, rapidly declining demand due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in a rapid and precipitous drop in steel prices beginning in September 2008. As a result, many steel manufacturers around the world have announced plans to cut production by closing plants and furloughing union and non-union workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will continue to decline in fiscal 2009 as compared with the prices we experienced during fiscal 2008.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the October index would likely approximate our fiscal December steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel. Further, due to the market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2008, we purchased approximately 24% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2008. During fiscal 2008, due to unfavorable foreign currency exchange rates and availability, we did not purchase steel from European suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 74% of our cost of sales for fiscal 2008, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $9.8 million for our fiscal year ended November 2, 2008, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior credit agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At November 2, 2008, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. At November 2, 2008, the fair value of our fixed rate debt was approximately $149.5 million compared to the face value of $180.0 million. At October 28, 2007, the fair value of our fixed rate debt was approximately $203.0 million compared to the face value of $180.0 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 9 to the Consolidated Financial Statements, we initially converted $160 million of our $293 million term loan outstanding on our $400 million Term Loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At November 2, 2008 and October 28, 2007, the notional amount of the Swap Agreement was $105 million and $145 million, respectively.

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

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of November 2, 2008. Weighted-average variable rates are based on LIBOR rates at November 2, 2008, plus applicable margins.

	Scheduled Maturity Date(a) (in millions, except interest rate percentages)							Fair Value
	2009	2010	2011	2012	2013	Thereafter	Total	11/2/08
Total Debt:
Fixed Rate(b)	$1	$180 (c)	—	—	—	—	$181	$150
Interest Rate	2.1%	2.1%	—	—	—	—	2.1%
Variable Rate	—	$293	—	—	—	—	$293	$252	(d)
Average interest rate	—	5.4%	—	—	—	—	5.4%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Fixed rate date excludes the Swap Agreement.
(c)	Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009.
(d)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses are reflected in income for the period and for fiscal years ended November 2, 2008 and October 28, 2007 were $(1.1) million and $(0.3) million, respectively. Net foreign currency re-measurement gains for the fiscal year ended October 29, 2006 were insignificant.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the fiscal years ended November 2, 2008 and October 28, 2007 was $0.3 million and $0.2 million, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 2, 2008. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control—Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of November 2, 2008, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of November 2, 2008. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of November 2, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the internal control over financial reporting of NCI Building Systems Inc. (“the Company”) as of November 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 2, 2008 and October 28, 2007 and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended November 2, 2008 of the Company and our report dated December 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of November 2, 2008 and October 28, 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended November 2, 2008. Our audits also included the financial statements schedule at Item 15(a), No. 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of November 2, 2008 and October 28, 2007, and the consolidated results of its operations, its cash flows and comprehensive income for each of the three years in the period ended November 2, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presented fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 16 to the consolidated financial statements, effective October 28, 2007, the Company adopted Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, respectively. Also, discussed in Note 3 to the consolidated financial statements, effective October 29, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 2, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 22, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

(In thousands, except per share data)

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Sales	$1,764,159	$1,625,068	$1,571,183
Cost of sales	1,325,624	1,221,463	1,187,151

Gross profit	438,535	403,605	384,032
Selling, general and administrative expenses	283,825	271,871	246,044

Income from operations	154,710	131,734	137,988
Interest income	1,085	725	5,432
Interest expense	(23,535)	(28,829)	(24,915)
Other (expense) income, net	(1,880)	1,195	527

Income before income taxes	130,380	104,825	119,032
Provision for income taxes	51,499	41,096	45,236

Net income	$78,881	$63,729	$73,796

Earnings per share:
Basic	$4.08	$3.25	$3.70

Diluted	$4.05	$3.06	$3.45

Weighted average shares outstanding:
Basic	19,332	19,582	19,959
Diluted	19,486	20,793	21,395

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	November 2, 2008	October 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$68,201	$75,054
Accounts receivable, net	163,005	158,967
Inventories, net	192,011	137,725
Deferred income taxes	24,259	23,439
Investments in debt and equity securities, at market	2,639	1,643
Prepaid expenses and other	15,735	14,084

Total current assets	465,850	410,912

Property, plant and equipment, net	251,163	261,994
Goodwill	616,626	616,400
Intangible assets, net	41,678	43,909
Other assets, net	5,384	9,843

Total assets	$1,380,701	$1,343,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$920	$22,312
Accounts payable	104,348	130,161
Accrued compensation and benefits	67,429	56,895
Accrued interest	2,422	5,758
Other accrued expenses	60,013	66,645

Total current liabilities	235,132	281,771

Long-term debt	473,480	474,725
Deferred income taxes	44,332	43,638
Other long-term liabilities	3,928	3,228

Total long-term liabilities	521,740	521,591

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 22,403,711 and 22,129,236 shares issued in 2008 and 2007, respectively; and 19,734,025 and 19,538,832 shares outstanding in 2008 and 2007, respectively	224	221
Additional paid-in capital	200,680	191,047
Retained earnings	540,964	462,444
Accumulated other comprehensive income (loss)	(1,440)	357
Treasury stock, at cost, (2,669,686 and 2,590,404 shares in 2008 and 2007, respectively)	(116,599)	(114,373)

Total stockholders’ equity	623,829	539,696

Total liabilities and stockholders’ equity	$1,380,701	$1,343,058

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Cash flows from operating activities:
Net income	$78,881	$63,729	$73,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,588	35,535	31,089
Share-based compensation expense	9,504	8,610	7,161
Gain on sale of property, plant and equipment	(1,264)	(814)	(52)
Provision for inventory obsolescence	—	696	—
Lower of cost or market reserve	2,739	—	—
Provision for doubtful accounts	3,468	330	2,004
Provision (benefit) for deferred income taxes	266	(7,090)	(3,179)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,008)	9,753	(15,216)
Inventories	(57,025)	28,020	(5,940)
Prepaid expenses and other	(9,724)	(957)	(5,501)
Accounts payable	(23,738)	12,978	32,091
Accrued expenses	7,445	(10,815)	4,934
Other, net	(938)	(2,350)	327

Net cash provided by operating activities:	40,194	137,625	121,514

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(20,086)	(366,598)
Capital expenditures	(24,803)	(42,041)	(27,056)
Proceeds from sale of property, plant and equipment	4,238	6,696	285
Cash surrender value life insurance	2,101	—	—
Other, net	(226)	(932)	23

Net cash used in investing activities:	(18,690)	(56,363)	(393,346)

Cash flows from financing activities:
Proceeds from stock options exercised	698	3,923	8,518
Excess tax benefits from share-based compensation arrangements	215	1,596	4,180
Issuance of long-term debt	—	—	200,000
Borrowings on revolving lines of credit	—	90,500	—
Payments on revolving lines of credit	—	(90,500)	—
Payments on long-term debt	(22,637)	(947)	(78,511)
Payments on note payable	(3,892)	—	—
Payment of refinancing costs	(914)	(75)	(594)
Purchase of treasury stock	(2,226)	(36,122)	(37,572)

Net cash (used in) provided by financing activities:	(28,756)	(31,625)	96,021
Effect of exchange rate changes on cash and cash equivalents	399	379	133
Net (decrease) increase in cash and cash equivalents	(6,853)	50,016	(175,678)
Cash and cash equivalents at beginning of period	75,054	25,038	200,716

Cash and cash equivalents at end of period	$68,201	$75,054	$25,038

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NCI BUILDING SYSTEMS, INC.

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance, October 29, 2005	21,408,697	$214	$155,280	$329,329	$—	(1,063,229)	$(40,679)	$444,144
Treasury stock purchases	—	—	—	—	—	(753,287)	(37,572)	(37,572)
Common stock issued for stock option exercises	367,185	4	8,500	—	—	—	—	8,504
Tax benefit from employee stock incentive plan	—	—	4,180	—	—	—	—	4,180
Issuance of restricted stock	18,032	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,804)	—	—	(1,804)
Share-based compensation	—	—	7,161	—	—	—	—	7,161
Net income	—	—	—	73,796	—	—	—	73,796

Balance, October 29, 2006	21,793,914	$218	$175,121	$403,125	$(1,804)	(1,816,516)	$(78,251)	$498,409
Cumulative effect of adopting SAB 108, net of taxes (Note 3)	—	—	—	(4,410)	—	—	—	(4,410)
Treasury stock purchases	—	—	—	—	—	(773,888)	(36,122)	(36,122)
Common stock issued for stock option exercises	109,233	1	3,922	—	—	—	—	3,923
Tax benefit from employee stock incentive plan	—	—	1,596	—	—	—	—	1,596
Issuance of restricted stock	190,641	2	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	—	142	—	—	142
Share-based compensation	—	—	8,610	—	—	—	—	8,610
Shares issued for acquisition	35,448	—	1,800	—	—	—	—	1,800
Adoption of SFAS 158, net of taxes (Note 18)	—	—	—	—	2,019	—	—	2,019
Net income	—	—	—	63,729	—	—	—	63,729

Balance, October 28, 2007	22,129,236	$221	$191,047	$462,444	$357	(2,590,404)	$(114,373)	$539,696
Treasury stock purchases	—	—	—	—	—	(79,282)	(2,226)	(2,226)
Common stock issued for stock option exercises	34,343	—	698	—	—	—	—	698
Tax benefit from employee stock incentive plan	—	—	(566)	—	—	—	—	(566)
Issuance of restricted stock	240,132	3	(3)	—	—	—	—	—
Other comprehensive income	—	—	—	—	(1,797)	—	—	(1,797)
Share-based compensation	—	—	9,504	—	—	—	—	9,504
Adoption of FIN 48 (Note 11)	—	—	—	(361)	—	—	—	(361)
Net income	—	—	—	78,881	—	—	—	78,881

Balance, November 2, 2008	22,403,711	$224	$200,680	$540,964	$(1,440)	(2,669,686)	$(116,599)	$623,829

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NCI BUILDING SYSTEMS, INC.

(In thousands)

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Comprehensive income:
Net income	$78,881	$63,729	$73,796
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (net of income tax of $140 in 2008, $135 in 2007 and $47 in 2006)	259	244	86
Unrecognized actuarial gain (loss) on pension obligation (net of income tax of $1,046 in 2008, $(290) in 2007 and $290 in 2006)	(1,628)	454	(454)
Loss in fair value of interest rate swap (net of income tax of $272 in 2008, $357 in 2007 and $879 in 2006)	(428)	(556)	(1,436)

Other comprehensive income (loss)	(1,797)	142	(1,804)

Comprehensive income	$77,084	$63,871	$71,992

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2008 is November 2, 2008. As a result, our fourth quarter of fiscal 2008 includes an additional week of operating activity. On December 22, 2005, our Board of Directors adopted a change in our fiscal year end, effective for fiscal 2006, from the Saturday closest to October 31 to the Sunday closest to October 31, with each fiscal quarter within the year ending on Sunday. This change, which effectively added one calendar day to fiscal 2006, did not have a material impact on our results of operations.

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

(b) Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. However, as of November 2, 2008, we do not have any outstanding investments in mutual funds.

(c) Accounts Receivable and Related Allowance. We report accounts receivable net of the allowance for doubtful accounts. Trade accounts receivable are the result of sales of building systems, components and coating services to customers throughout the United States and affiliated territories, including international builders who resell to end users. Substantially all sales are denominated in U.S. dollars with the exception of sales at our Canadian operations which are denominated in Canadian dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process.

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The allowance for doubtful accounts was $10.3 million and $9.0 million at November 2, 2008 and October 28, 2007, respectively. Bad debt write-offs were $2.1 million, $6.6 million and $2.4 million of accounts receivable during fiscal 2008, 2007 and 2006, respectively.

(d) Inventories. Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using specific identification or the weighted-average method for steel coils and other raw materials. Allowance for inventory obsolescence was $1.8 million and $4.4 million at November 2, 2008 and October 28, 2007, respectively. During fiscal 2008, we also recorded a charge of $2.7 million to reduce the carrying amount on certain raw material inventory to the lower of cost or market.

The components of inventory are as follows (in thousands):

	November 2, 2008	October 28, 2007
Raw materials	$142,614	$93,464
Work in process and finished goods	49,397	44,261

	$192,011	$137,725

During fiscal 2008, we purchased approximately 24% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2008.

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

Depreciation expense for fiscal 2008, 2007 and 2006 was $32.5 million, $29.3 million and $27.5 million, respectively. Of this depreciation expense, $4.5 million, $4.3 million and $5.6 million was related to software depreciation for fiscal 2008, 2007 and 2006, respectively.

Property, plant and equipment consists of the following (in thousands):

	November 2, 2008	October 28, 2007
Land	$24,281	$23,606
Buildings and improvements	165,495	159,747
Machinery, equipment and furniture	229,591	224,098
Transportation equipment	3,470	3,618
Computer software and equipment	69,592	64,229

	492,429	475,298
Less accumulated depreciation	(241,266)	(213,304)

	$251,163	$261,994

Estimated useful lives for depreciation are:

Buildings and improvements	10 – 39 years
Machinery, equipment and furniture	3 – 10 years
Transportation equipment	5 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 34, Capitalization of Interest Cost (“SFAS 34”). For fiscal 2008, 2007 and 2006, the total amount of interest capitalized was $0.9 million, $0.7 million and $0.3 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

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

(h) Cost of sales. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense. Purchasing costs were $3.7 million, $3.7 million and $1.4 million and engineering and drafting costs were $53.9 million, $50.0 million and $39.7 million in each of fiscal 2008, 2007, and 2006, respectively. Approximately $3.9 million and $3.8 million of these selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2008 and 2007, respectively.

(i) Warranty. We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of Robertson-Ceco II Corporation (“RCC”) of $7.6 million which represents the fair value of the future warranty obligations at the time of purchase. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs. See Note 6.

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

(k) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $6.9 million, $7.4 million and $6.1 million in fiscal 2008, 2007 and 2006, respectively.

(l) Impairment of Long-Lived Assets. We assess impairment of property plant, and equipment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the estimated undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. We had no impairments in fiscal 2008, 2007 or 2006.

(m) Share-Based Compensation. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded pretax compensation expense relating to restricted stock awards of $7.8 million, $5.9 million and $3.7 million for fiscal 2008, 2007 and 2006, respectively.

(n) Reclassifications. Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(o) Foreign Currency Re-measurement and Translation. In accordance with SFAS No. 52, Foreign Currency Translation, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses are reflected in income for the period and for fiscal years ended November 2, 2008 and October 28, 2007 were $(1.1) million and $(0.3) million, respectively. Net foreign currency re-measurement gains for the fiscal year ended October 29, 2006 were insignificant.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the fiscal years ended November 2, 2008 and October 28, 2007 was $0.3 million and $0.2 million, respectively.

(p) Accumulated other comprehensive (loss) income. Accumulated other comprehensive (loss) income consists of the following (in thousands):

	November 2, 2008	October 28, 2007
Foreign exchange translation adjustments	$589	$330
Defined benefit pension plan	391	2,019
Unrealized losses on interest rate swap	(2,420)	(1,992)

Accumulated other comprehensive (loss) income	$(1,440)	$357

(q) Recent Accounting Pronouncements. In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Convertible Notes would be settled in fiscal 2010 upon our call option date and, therefore, we expect that we will not have additional prospective interest expense upon adoption.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”). This Statement amends Accounting Research Bulletin No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, SFAS 160 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interest which would be impacted by SFAS 160.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter, as well as impact us on the usage of previously recorded income tax valuation allowances recorded through purchase accounting.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for our fiscal year that begins November 3, 2008. We do not intend to elect the fair value option for any financial assets or liabilities.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). As a result of the deferral, SFAS 157 is effective for our fiscal year that begins November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis, and for our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We do not believe the adoption of this accounting pronouncement will have a material impact on our consolidated financial statements.

3. CHANGES IN ACCOUNTING

FIN 48 Adoption

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of Financial Accounting Standards Board Statement No. 109 which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 on October 29, 2007. See discussion of the impact of adoption in Note 11.

SAB 108 Adoption

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year (“SAB No. 108”). SAB No. 108 requires that public companies utilize a “dual approach” method to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, known as the “rollover” method, and a balance sheet focused assessment, known as the “iron curtain” method. The guidance in SAB No. 108 was initially required to be applied for NCI for the year ending October 28, 2007. The transition provisions of SAB 108 permitted companies to record errors identified during the year of adoption, if deemed to be immaterial using a company’s previous method of evaluating errors, as a cumulative effect adjustment to retained earnings. The transition provisions also required prior quarterly financial statements within the fiscal year of adoption to be adjusted, although the transition provisions did not require those quarterly reports, previously filed with the SEC, to be amended.

We adopted the provisions of SAB No. 108 as of October 28, 2007. In accordance with the transition provisions of SAB No. 108, we recorded a $4.4 million cumulative decrease, net of tax of $2.8 million, to retained earnings as of October 30, 2006. The cumulative adjustment to decrease opening retained earnings related to an error identified in fiscal 2007 in our accrual for employee paid time off liabilities which had historically been accrued one year in arrears from when the actual obligation was earned by employees. The impact on fiscal 2007 of $0.5 million, net of tax of $0.3 million, was recorded as an increase in compensation expense in the fourth quarter of fiscal 2007.

We believe the impact of this adjustment is immaterial to prior years’ Consolidated Financial Statements under our previous method of assessing materiality, and therefore elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment in the opening balance of the accrual for compensation and benefits as of October 30, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of October 30, 2006. Due to the insignificant effect this adjustment would have had on the 2007 quarterly results previously filed, the prior quarterly financial statements were not adjusted.

SFAS 158 Adoption

In September 2006, the FASB issued SFAS No. 158. “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 has two major provisions. The recognition and disclosure provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. We adopted SFAS 158’s recognition and disclosure requirements as of October 28, 2007. We currently meet the SFAS 158 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. See discussion of the impact of adoption in Note 16.

Purchases and Sales of Inventory With Same Counterparty

In September 2005, the FASB Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty (“EITF 04-13”). The

EITF concluded that inventory purchases and sales transactions with the same counterparty that are entered into in contemplation of one another should be combined and considered a single transaction subject to APB Opinion 29, Accounting for Nonmonetary Transactions. The EITF provided indicators to be considered for purposes of determining whether such transactions are entered into in contemplation of each other. Guidance was also provided on the circumstances under which nonmonetary exchanges of inventory within the same line of business should be recognized at fair value. EITF 04-13 was effective for new or modified arrangements entered into in reporting periods beginning after March 15, 2006. This pronouncement is applicable to our operations because our metal coil coating segment currently sells painting and coating services to various steel mills, from which our engineered buildings systems and metal components segments purchase painted and coated steel coils. Approximately $15.4 million, $22.4 million and $7.9 million of metal coil coating revenue on steel coils subsequently acquired by our engineered building systems and metal components segments during fiscal 2008, 2007 and 2006, respectively, were netted against cost of goods sold, which reduced gross revenues. Pre-tax income was reduced only to the extent that the related steel coils remained in ending inventory which resulted in a negative impact on pre-tax income in fiscal 2008, 2007 and 2006 of $0.3 million, $0.6 million and $0.2 million, respectively.

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

As previously disclosed, we report on a fiscal year that ends the Sunday closest to October 31. RCC previously reported on a calendar year that ended on December 31. The unaudited pro forma financial information discussed below was prepared based on financial information for RCC for the calendar months of November through October, which correlates to our fiscal year. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information in the table below for the 2006 fiscal year gives effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

(In thousands except per share amounts)	Unaudited Pro Forma Fiscal Year Ended October 29, 2006
Sales	$1,755,267
Net income	$75,429
Earnings per share:
Basic	$3.78
Diluted	$3.53

Upon acquisition of RCC, we began to assess RCC’s manufacturing operations in Ontario, Canada and formulate a plan to exit these activities. In the second quarter of fiscal 2007, we finalized our RCC integration plans to shut-down, exit and dispose of this manufacturing facility. Our plan called for the sales, marketing, engineering, drafting and customer service capabilities in Ontario to continue, but in accordance with our plan, manufacturing activities were ceased. The liquidation plans called for a small portion of the manufacturing equipment to be transferred to existing manufacturing facilities and the remainder, including the real estate and buildings, were to be sold to third parties which included the manufacturing facility that was sold in August of 2007. In the second quarter of fiscal 2007, we established an accrual of $1.2 million for certain severance and exit costs relating to the closure of the manufacturing facility, which was recognized as a liability at the date of acquisition. Accrued severance costs related to the terminated employees was primarily paid in the fourth quarter of fiscal 2007. Additionally, the preliminary carrying value of the plant and equipment in Ontario was reduced by $2.5 million to reflect its estimated fair market value upon disposition. Costs associated with these actions were recognized as a component of purchase accounting, resulting in an adjustment to increase goodwill by $2.8 million, net of tax effects. The liability balance related to the Robertson exit activities had been substantially paid as of November 2, 2008.

5. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	November 2, 2008	October 28, 2007
Deferred rebates(1)	$—	$4,129
Accrued income tax	4,873	13,168
Customer deposits	10,116	4,177
Accrued warranty obligation and deferred warranty revenue	16,484	14,843
Sales and use tax payable	6,648	6,262
Other accrued expenses	21,892	24,066

Total other accrued expenses	$60,013	$66,645

(1)

Relates to the receipt of prepaid vendor rebates, which are recognized as a reduction of cost of goods sold as the related products are purchased and used in accordance with EITF 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.

6. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended November 2, 2008 and October 28, 2007 (in thousands):

	November 2, 2008	October 28, 2007
Beginning balance	$14,843	$14,863
Warranties sold	3,405	2,664
Revenue recognized	(1,323)	(1,000)
Costs incurred	(217)	(1,573)
Other	(224)	(111)

Ending balance	$16,484	$14,843

7. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest and taxes paid in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	November 2, 2008	October 28, 2007	October 29, 2006
Interest paid, net of amounts capitalized	$26,872	$26,166	$26,124
Taxes paid	57,837	42,739	44,412

8. LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	November 2, 2008	October 28, 2007
$400 Million Term Loan, due June 2010 (4.7%—6.3% at November 2, 2008 and 6.5%—7.0% at October 28, 2007)	$293,290	$315,000
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	1,110	2,030
Capital lease commitments	—	7

	474,400	497,037
Current portion of long-term debt	(920)	(22,312)

Total long-term debt, less current portion	$473,480	$474,725

The scheduled maturity of our debt is as follows (in thousands):

2009	$920
2010	473,480
2011	—
2012	—
2013 and thereafter	—

$474,400

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At October 28, 2007 under the mandatory prepayment provisions of our senior secured credit facility, an excess cash flow calculation required that $21.7 million of our term loan be paid within ninety days after the end of our fiscal year. Therefore, $22.3 million of our indebtedness primarily related to our term loan was classified as a current obligation at October 28, 2007. We are not required to make any other principal payments on our term loan until the maturity date except to payments required under the excess cash flow calculation. In addition, the credit facility provides for an incremental facility of $180 million to fund the payment of the cash portion of the conversion price from any future conversions of our 2.125% convertible senior subordinated notes due 2024 (discussed below). At November 2, 2008 and October 28, 2007, letters of credit totaling approximately $13.1 million and $14.1 million, respectively, were outstanding on the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both November 2, 2008 and October 28, 2007. At November 2, 2008 and October 28, 2007, $293.3 million and $315.0 million, respectively, were outstanding under the term loan.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%, and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the revolving credit facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the first quarter of fiscal 2009.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage, and senior leverage ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At October 28, 2007, our interest coverage, leverage, and senior leverage ratios were 6.32, 2.91 and 1.87, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. The senior secured credit facility also restricts our ability to incur additional debt and/or equity financing.

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

On April 7, 2006, we amended our senior secured credit facility as a result of the RCC acquisition (see Note 4). In accordance with EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments, we accounted for the amendments to our senior secured credit facility as a modification, and we have expensed $0.2 million of legal and other professional fees paid to third-parties in connection with amending the facility in fiscal 2006. At November 2, 2008 and October 28, 2007, the unamortized balance in deferred financing costs was $4.6 million and $5.4 million, respectively. In addition, during fiscal 2008 we deferred financing costs of $0.9 million which are included in prepaid expenses and other assets in the Consolidated Balance Sheet.

At November 2, 2008 and October 28, 2007, we had approximately $111.9 million and $110.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $13.1 million and $14.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit at both November 2, 2008 and October 28, 2007. In addition, we had $180.0 million of borrowing capacity under the incremental facility.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million Term Loan due June 2010. At November 2, 2008 and October 28, 2007, the notional amount of the interest rate swap agreement was $105 million and $145 million, respectively. See Note 9 for further information.

In November 2004, we completed an offering of $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes”) with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate (as discussed further in Note 11). The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness. We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both November 2, 2008 and October 28, 2007, $180 million principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day periods ended March 31, 2008, June 30, 2008 and September 30, 2008. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemption or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued. See Note 15.

9. FINANCIAL INSTRUMENTS

Interest rate swap

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of our $400 million variable rate term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and decreased again to $105 million on October 14, 2008. The notional amount will further decrease on October 13, 2009 to $65 million. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate.

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

Fair values

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of November 2, 2008 and October 28, 2007 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments recognized on our Consolidated Balance Sheets at the respective fiscal year ends were:

	November 2, 2008		October 28, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)
2.125% Convertible Senior Subordinated Notes	$180,000	$149,456	$180,000	$203,037
$400 Million Term Loan	$293,200	$251,980	$315,000	$315,000
Swap Agreement liability	$3,928	$3,928	$3,228	$3,228

The fair value of the Convertible Notes were determined from the market rates as of the last trading day prior to our fiscal year end. The fair value of the Term Loan was based on recent trading activities of comparable market instruments. Fair value estimates presented for the Swap Agreement, excluding accrued interest, were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments are each split into two reporting units and the metal coil coating segment is its own reporting unit for goodwill impairment testing purposes.

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The results of our annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of all of the Company’s reporting units were in excess of the carrying value of those reporting units, including goodwill, and thus no impairment existed as of July 27, 2008. Subsequent to our annual assessment of the recoverability of goodwill and indefinite lived intangibles, and beginning largely in late September, our stock price and market capitalization decreased from $36.51 and $720.3 million, respectively, at July 27, 2008 to $18.61 and $367.3 million, respectively, at November 2, 2008. We evaluated whether the recent decline in our stock price and market capitalization represents a significant decline in the underlying fair value of the Company. Based upon our analysis we concluded that the decline in our stock price and the resulting decline in our market capitalization do not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we do not believe the decline was caused by significant underperformance of the Company relative to historical or projected future operating results, a significant change in the manner of our use of the acquired assets or the strategy for our overall business, or a significant sustained negative industry or economic trend. We will, however, continue to monitor our stock price and assess whether a continued decline in our market capitalization or our failure to meet our cash flow projections in the future represent triggering events that would require us to perform an interim goodwill and indefinite lived intangibles impairment test in subsequent periods. In the event such a test is required, we might be required to record a significant charge for the impairment of our goodwill and indefinite lived intangibles.

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of October 29, 2006	$98,959	$149,180	$366,322	$614,461
Additions(1)	—	—	1,785	1,785
Other	—	—	154	154

Balance as of October 28, 2007	$98,959	$149,180	$368,261	$616,400
Additions	—	—	—	—
Transfer(2)	—	(1,940)	1,940	—
Other	—	—	226	226

Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626

(1)	Represents goodwill adjustments associated with our acquisition of RCC. See Note 4.
(2)

During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products in order to respond effectively to current market opportunities. As a result of this change, certain amounts of goodwill have been transferred accordingly. See Note 18. Fiscal 2007 segment presentation has been reclassified to conform to fiscal 2008 presentation.

The following table represents all our intangible assets activity for the fiscal years ended November 2, 2008 and October 28, 2007 (in thousands):

	Range of Life (years)	November 2, 2008	October 28, 2007
Amortized intangible assets:
Cost:
Trade names	15	$5,588	$5,588
Backlog	1	3,019	3,019
Customer lists and relationships	15	8,710	8,710
Non-competition agreements	5-10	8,132	8,132
Property rights	7	990	990

		$26,439	$26,439
Accumulated Amortization:
Trade names		$(1,345)	$(973)
Backlog		(3,019)	(2,847)
Customer lists and relationships		(1,356)	(776)
Non-competition agreements		(3,273)	(2,308)
Property rights		(472)	(330)

		$(9,465)	$(7,234)

Net book value		$16,974	$19,205

Indefinite-lived intangible assets:
Trade names		$24,704	$24,704

Total intangible assets at net book value		$41,678	$43,909

RCC’s Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. The RCC trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other significant acquisitions and current intentions are to maintain the trade names indefinitely. All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of November 2, 2008, the weighted average amortization period for all our intangible assets was 13.0 years.

Amortization expense of intangibles was $2.2 million, $3.4 million and $2.8 million for fiscal 2008, 2007 and 2006, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2009	$2,070
2010	2,070
2011	2,070
2012	1,757
2013	1,575

In accordance with SFAS 142, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

11. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax provision (benefit) for the fiscal years ended 2008, 2007 and 2006, consisted of the following (in thousands):

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Current:
Federal	$44,330	$42,369	$43,696
State	6,903	5,817	4,719

Total current	51,233	48,186	48,415

Deferred:
Federal	179	(6,404)	(2,277)
State	87	(686)	(902)

Total deferred	266	(7,090)	(3,179)

Total provision	$51,499	$41,096	$45,236

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5%	3.4%	3.2%
Canada valuation allowance	1.3%	0.8%	—
Non-deductible interest expense	1.2%	1.5%	1.2%
Production activities deduction	(2.0)%	(1.1)%	(1.0)%
Other	0.5%	(0.4)%	(0.4)%

Effective tax rate	39.5%	39.2%	38.0%

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2008 and 2007 are as follows (in thousands):

	As of November 2, 2008	As of October 28, 2007
Deferred tax assets:
Inventory	$1,281	$2,450
Bad debt reserve	2,115	1,251
Accrued and deferred compensation	14,212	14,416
Accrued insurance reserves	2,211	1,981
Deferred revenue	6,712	6,099
Interest rate swap	1,508	1,236
Net operating loss carryover	3,943	3,983
Depreciation and amortization	867	565
Other reserves	218	1,235

Total deferred tax assets	33,067	33,216
Less valuation allowance	(4,972)	(4,613)

Net deferred tax assets	28,095	28,603

Deferred tax liabilities:
Depreciation and amortization	(47,809)	(48,802)
Other	(359)	—

Total deferred tax liabilities	(48,168)	(48,802)

Net deferred tax liability	$(20,073)	$(20,199)

Other accrued expenses include accrued income taxes payable of $4.9 million at November 2, 2008 and $13.2 million at October 28, 2007.

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

Our foreign operations have a net operating loss carryforward of approximately $13.6 million that will start to expire in fiscal 2009 if unused. The utilization of these losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. Of the $4.9 million valuation allowance, $3.3 million was recorded as part of the purchase accounting related to the acquisition of RCC. Subsequent recognition of the deferred tax asset related to this portion of the valuation allowance would result in a reduction of goodwill recorded in connection with the acquisition.

FIN 48

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the company established an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted.

We adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes—interpretation of FASB Statement No. 109” (FIN 48) on October 29, 2007. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease to retained earnings of $0.4 million. The total amount of unrecognized tax benefits as of October 29, 2007 was $0.9 million, of which $0.4 million would impact the

Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits at November 2, 2008 was $1.3 million, of which $0.9 million would impact the Company’s effective tax rate if recognized. The company does not anticipate any significant changes in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2008 (in thousands):

November 2, 2008
Unrecognized tax benefits upon adoption of FIN 48 as of October 29, 2007	$864
Additions for tax positions related to prior years	590
Reductions due to lapse of applicable statute of limitations	(133)

Unrecognized tax benefits at end of year	$1,321

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of November 2, 2008.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 30, 2004 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

12. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of November 2, 2008, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2009	$7,980
2010	5,574
2011	3,083
2012	1,225
2013	439
Thereafter	1,871

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2008, 2007 and 2006 was $12.4 million, $12.2 million and $11.9 million, respectively.

13. STOCK REPURCHASE PROGRAM

Our Board of Directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. During fiscal 2008, we did not repurchase any shares of our common stock. However, shares of restricted stock were withheld in fiscal 2008 to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. At November 2, 2008, there were 0.6 million shares remaining authorized for repurchase under the program. There is no time limit on the duration of the program.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 29, 2006	1,817	$78,251
Purchases	773	36,122

Balance, October 28, 2007	2,590	114,373
Purchases	80	2,226

Balance, November 2, 2008	2,670	$116,599

14. SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 2.6 million. As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of November 2, 2008 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon termination, after a change of control without cause or for good reason, as defined by the agreements governing such awards. A total of approximately 495,000 and 840,000 shares were available at November 2, 2008 and October 28, 2007, respectively, under the Incentive Plan for the further grants of awards.

Since December 2006, the Committee’s policy has been to provide for grants of restricted stock once per year, with the size of the awards based on a dollar amount set by the Committee. For executive officers and designated members of senior management, a portion of the award may be fixed and a portion may be subject to adjustment, up or down, depending on the average rate of growth in NCI’s earnings per share over the three fiscal years ended prior to the award date. The number of shares awarded on the grant date equals the dollar value specified by the Committee (after adjustment with regard to the variable portion) divided by the closing price of the stock on the grant date, or if the grant date is not a trading day, the trading day prior to the grant date. The restricted stock vests ratably over four years. All restricted stock awards to all award recipients, including executive officers, are subject to a cap in value set by the Committee.

Our option awards and restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement. In December 2008, the Committee determined to change its policy to provide for semi-annual grants of restricted stock in December and June of each year. In addition, the Committee proposed an amendment to the Incentive Plan to increase the number of shares available for issuance thereunder, subject to approval at the Company’s 2009 annual meeting of shareholders.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the fiscal year ended October 29, 2006 was $21.63. There were no options granted during the fiscal years ended November 2, 2008 and October 28, 2007. The weighted average assumptions for the periods indicated are noted in the following table:

Fiscal Year Ended October 29, 2006
Expected volatility	40.7 - 41.5%
Expected term (in years)	6.25
Risk-free interest rate	4.4 - 4.9%

We have estimated a forfeiture rate of 10% for our non-officers and 0% to 10% for our officers in our calculation of share-based compensation expense for the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006. These estimates are based on historical forfeiture behavior exhibited by our employees.

The following is a summary of stock option transactions during fiscal 2008, 2007 and 2006 (in thousands, except weighted average exercise prices, weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 29, 2005	1,251	$25.33
Granted	53	44.78
Cancelled	(36)	(23.27)
Exercised	(367)	(23.19)

Balance October 29, 2006	901	$27.43
Granted	—	—
Cancelled	(3)	(35.75)
Exercised	(153)	(25.59)

Balance October 28, 2007	745	$27.78
Granted	—	—
Cancelled	(18)	(31.21)
Exercised	(34)	(19.86)

Balance November 2, 2008	693	$28.09	5.2 years	—

Exercisable at November 2, 2008	645	$27.22	5.1 years	—

The total intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $0.4 million, $3.9 million and $11.6 million, respectively. Options exercisable at fiscal years ended 2008, 2007 and 2006 were 0.6 million, 0.6 million and 0.5 million, respectively. The weighted average exercise prices for options exercisable at fiscal years ended 2008, 2007 and 2006 were $27.22, $25.71 and $23.85, respectively. The following summarizes additional information concerning outstanding options at November 2, 2008:

Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
$15.13 – 19.38	143,332	3.5 years	$16.85
20.64 – 30.18	244,643	5.1 years	26.72
31.00 – 38.01	260,931	5.9 years	32.69
44.00 – 60.64	44,367	7.1 years	44.94

	693,273	5.2 years	$28.09

Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price
$15.13 – 19.38	143,332	$16.85
20.64 – 30.18	244,643	26.72
31.00 – 38.01	234,448	32.42
44.00 – 60.64	22,184	44.94

	644,607	$27.22

Restricted stock transactions during fiscal 2008, 2007 and 2006 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 29, 2005	491,462	$32.38
Granted	18,032	50.30
Distributed	(73,222)	36.55

Balance October 29, 2006	436,272	$32.42
Granted	151,456	53.82
Distributed	(67,482)	37.26
Forfeited	(5,346)	43.47

Balance October 28, 2007	514,900	$37.97
Granted	251,295	26.01
Distributed	(273,685)	34.64
Forfeited	(10,791)	39.09

Balance November 2, 2008	481,719	$33.59

The total pre-tax share-based compensation cost that has been recognized in results of operations was $9.5 million, $8.6 million and $7.2 million for the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006, respectively. Of these amounts, $8.5 million, $7.8 million and $6.2 million were included in selling, general and administrative expense for the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006, respectively, with the remaining costs in each period in cost of goods sold. As of November 2, 2008, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3.6 million, $3.3 million and $2.7 million for the fiscal years ended November 2, 2008, October 28, 2007 and

October 29, 2006, respectively. As of November 2, 2008, there was approximately $10.7 million of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 3.9 years.

Cash received from option exercises was $0.7 million, $3.9 million and $8.5 million during fiscal 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million, $1.5 million and $3.2 million for fiscal 2008, 2007 and 2006, respectively.

15. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per share is as follows (in thousands, except per share data):

	Fiscal year ended
	November 2, 2008	October 28, 2007	October 29, 2006
Numerator for Basic and Diluted Earnings Per Share
Net income	$78,881	$63,729	$73,796

Denominator for Diluted Earnings Per Share
Weighted average shares outstanding for basic earnings per share	19,332	19,582	19,959

Common stock equivalents:
Employee stock options	104	211	262
Unvested restricted stock awards	50	78	83
Convertible Notes(1)	—	922	1,091

Adjusted weighted average shares and assumed conversions for diluted earnings per share	19,486	20,793	21,395

Earnings per share
Basic	$4.08	$3.25	$3.70

Diluted	$4.05	$3.06	$3.45

(1)

The indenture under which the Convertible Notes were issued contains a “net share settlement” provision as described in EITF 04-08, Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have been included in the diluted earnings per share calculation because our average stock trading price had exceeded the $40.14 conversion threshold. However, the Convertible Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Convertible Notes (see Note 8) for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 309,000, 2,500 and 800 shares for the fiscal years ended November 2, 2008, October 28, 2007 and October 29, 2006, respectively. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 142,000 shares for the fiscal year ended November 2, 2008. For fiscal years ended October 28, 2007 and October 29, 2006, there were no anti-dilutive weighted average unvested restricted shares excluded from the diluted earnings per share calculation.

16. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan—We have a 401(k) profit sharing plan (the “Savings Plan”) that covers all eligible employees. The Savings Plan requires us to match employee contributions up to 6% of a participant’s salary. Contributions expense for the fiscal years ended 2008, 2007 and 2006 was $8.6 million, $9.0 million and $7.8 million, respectively, for contributions to the Savings Plan. In fiscal 2008, 2007 and 2006, Company matching contributions were paid in cash. Our match ranges from 67% to 100% of the participant’s contribution, depending on the return on adjusted operating assets. Our match was 83.3% in fiscal years 2008 and 2007 and 100% in fiscal year 2006.

Deferred Compensation Plan—On October 23, 2006, the Board approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of November 2, 2008 and October 28, 2007, the liability balance of the Deferred Compensation Plan is $2.6 million and $1.6 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheet. We have accrued restoration matching contributions in the amount of $0.3 million and $0.2 million for fiscal 2008 and 2007, respectively. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $2.6 million and $1.6 million at November 2, 2008 and October 28, 2007, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

Defined Benefit Plan—As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, stocks, bonds and fixed income securities. In accordance with SFAS No. 141, Business Combinations, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan and recorded the difference between these two amounts as an assumed liability.

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

The following table reconciles the change in the benefit obligation for the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 2, 2008	October 28, 2007
Accumulated benefit obligation	$38,127	$48,805

Projected benefit obligation—beginning of fiscal year	$48,805	$52,443
Interest cost	2,810	2,891
Benefit payments	(4,580)	(4,414)
Actuarial gains	(8,908)	(2,115)

Projected benefit obligation—end of fiscal year	$38,127	$48,805

Actuarial assumptions used to determine benefit obligations were as follows:

	November 2, 2008	October 28, 2007
Assumed discount rate	8.50%	6.00%

The following table reconciles the change in plan assets of the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 2, 2008	October 28, 2007
Fair value of assets—beginning of fiscal year	$51,097	$49,041
Actual return on plan assets	(7,658)	5,525
Employer contributions	—	945
Benefit payments	(4,580)	(4,414)

Fair value of assets—end of fiscal year	$38,859	$51,097

The following table sets forth the funded status of the RCC Benefit Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	November 2, 2008	October 28, 2007
Fair value of assets	$38,859	$51,097
Benefit obligation	38,127	48,805

Funded status	$732	$2,292
Unrecognized actuarial loss (gain)	(634)	(3,308)

Prepaid benefit cost (benefit)	$98	$(1,016)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	November 2, 2008	October 28, 2007
Net actuarial gains	$(634)	$(3,308)

The following table sets forth the components of the net periodic benefit income (in thousands):

	November 2, 2008	October 28, 2007
Interest cost	$2,810	$2,891
Expected return on assets	(3,924)	(3,588)

Net periodic benefit income	$(1,114)	$(697)

At November 2, 2008, there are no amounts included in accumulated other comprehensive income that are expected to be recognized during the next fiscal year.

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2008	Fiscal 2007
Assumed discount rate	6.0%	5.75%
Expected rate of return on plan assets	8.0%	8.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 8.0%, net of investment related expenses.

The weighted-average asset allocations by asset category are as follows:

Investment Type	November 2, 2008	October 28, 2007
Equity securities	21%	32%
Debt securities	56	40
Real estate	3	4
Hedge funds	12	10
Cash and cash equivalents and other	8	14

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Benefit Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Benefit Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 2% cash, 40% US bonds, 12% alpha strategies (hedge funds), 15% large cap US equities, 6% small cap US equities, 7% real estate investment trusts, 8% foreign equity, 4% emerging markets and 6% commodity futures.

We do not expect to contribute any amount to the RCC Benefit Plan in fiscal 2009.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2009	$3,938
2010	4,246
2011	3,917
2012	3,934
2013	3,775
2014-2018	17,964

17. CONTINGENCIES

In September 2003, Bethlehem Steel Corporation and several of its related entities (collectively, “Bethlehem”) filed a preference-avoidance lawsuit against us and several of our operating subsidiaries in the United States Bankruptcy Court for the Southern District of New York. The lawsuit was filed as part of the Bethlehem consolidated bankruptcy proceedings, seeking reimbursement of allegedly preferential transfers made by the respective debtors in the 90-day period preceding their bankruptcy filings. Bethlehem alleged that it made preferential payments to our subsidiaries of approximately $7.7 million. On December 1, 2008, we settled this claim for $0.3 million.

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program which was accepted. Remediation of the affected ground water plume has commenced. The cost of required remediation of the affected plume will vary depending on the ultimate extent of the contamination. As of November 2, 2008, we have accrued $0.1 million to complete site analysis and testing. However, based on available information, we do not believe there will be a material adverse effect on our business, consolidated financial position or results of operations.

We discovered the existence of unknown debris containing soil and paint materials in the storm-water outfalls in and around an embankment on the north side of our Rocky Mount, North Carolina facility. Test results revealed that surface soil concentrations of chromium above North Carolina’s “soil remediation goals” were present. Costs associated with site analysis and testing were incurred in the second quarter of fiscal 2008. Full remediation of this contamination in and around the embankment on the north side of our Rocky Mount, North Carolina facility took place in the third quarter of fiscal 2008. The total costs incurred of $0.4 million in connection with the resolution of the issue did not have a material adverse effect on our business, consolidated financial position or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson, as predecessor to Robertson Building Systems Limited (“RBSL”), of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicated that numerous entities sent waste materials to the Frontier site from 1974 to 1992. During the second quarter of fiscal 2008, a group of other potentially responsible parties (“PRPs”) alleged that H.H. Robertson Building Technical Center (“RBTC”) also contributed waste to the Frontier site. Because of the large numbers of other PRPs and the relatively small alleged contributions of RBSL and RBTC, we do not believe this matter will have a material adverse effect on our business, consolidated financial position or results of operations.

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

18. BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements.

We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) hot-rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment.

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments.

Summary financial data by segment is as follows (in thousands):

	2008(1)	2007(1) (As restated)	2006(1) (As restated)
Total sales:
Metal coil coating	$305,657	$272,543	$278,814
Metal components	715,255	663,331	700,375
Engineered building systems	1,110,534	1,021,544	894,489
Intersegment sales	(367,287)	(332,350)	(302,495)

Total net sales	$1,764,159	$1,625,068	$1,571,183

External sales:
Metal coil coating	$96,957	$83,583	$117,873
Metal components	600,010	561,622	600,011
Engineered building systems	1,067,192	979,863	853,299

Total net sales	$1,764,159	$1,625,068	$1,571,183

Operating income:
Metal coil coating	$29,381	$25,136	$24,948
Metal components	82,094	49,609	77,539
Engineered building systems	107,851	113,265	87,122
Corporate	(64,616)	(56,276)	(51,621)

Total operating income	$154,710	$131,734	$137,988
Unallocated other expense	(24,330)	(26,909)	(18,956)

Income before income taxes	$130,380	$104,825	$119,032

	2008(1)	2007(1) (As restated)	2006(1) (As restated)
Depreciation and amortization:
Metal coil coating	$6,574	$6,510	$5,543
Metal components	9,384	8,856	8,652
Engineered building systems	15,940	16,794	12,384
Corporate	3,690	3,375	4,510

Total depreciation and amortization expense	$35,588	$35,535	$31,089

Capital expenditures:
Metal coil coating	$3,073	$4,150	$7,675
Metal components	9,109	17,693	9,318
Engineered building systems	10,912	15,839	8,617
Corporate	1,709	4,359	1,446

Total capital expenditures	$24,803	$42,041	$27,056

Property, plant and equipment, net:
Metal coil coating	$39,738	$43,283
Metal components	84,026	86,383
Engineered building systems	108,876	116,045
Corporate	18,523	16,283

Total property, plant and equipment, net	$251,163	$261,994

Total assets as of fiscal year end 2008 and 2007:
Metal coil coating	$196,615	$180,930
Metal components	371,464	352,224
Engineered building systems	716,671	707,544
Corporate	95,951	102,360

	$1,380,701	$1,343,058

(1)

During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products to respond effectively to current market opportunities. As a result of this change, we transferred certain segment activities within the engineered building systems and metal components segments in fiscal 2008. Segment information for fiscal 2007 and 2006 has been restated to conform to the fiscal 2008 segment designations. For fiscal 2007, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $51.7 million in sales and $10.7 million in operating income. In addition, total assets at October 28, 2007 decreased at the metal components segment and increased at the engineered building systems segment by $11.7 million as a result of the conforming restatement. For fiscal 2006, the conforming restatement resulted in a decrease at the metal components segment and an increase at the engineered building systems segment of $70.8 million in sales and $14.5 million in operating income.

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the fiscal year ended November 2, 2008, we incurred expenses of $0.9 million related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

19. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2008
Sales	$361,489	$416,143	$477,596	$508,931
Gross profit	$82,431	$103,440	$128,525	$124,139
Net income	$7,510	$14,866	$31,891	$24,614
Earnings per share:(1)
Basic	$0.39	$0.77	$1.65	$1.27
Diluted	$0.39	$0.76	$1.63	$1.26

FISCAL YEAR 2007
Sales	$359,501	$367,912	$434,081	$463,574
Gross profit	$87,882	$85,575	$110,028	$120,120
Net income	$10,453	$6,511	$21,327	$25,438
Earnings per share:(1)
Basic	$0.53	$0.33	$1.09	$1.31
Diluted	$0.49	$0.31	$1.02	$1.27

(1)

The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products to respond effectively to current market opportunities. As a result of this change, we transferred certain segment activities within the engineered building systems and metal components segments in fiscal 2008. Segment information for each of the quarters in fiscal 2008, 2007 and 2006 have been reclassified to conform to the fiscal 2008 segment designations, as follows:

	Fiscal Three Months Ended
	January 27, 2008 (As restated)	April 27, 2008 (As restated)	July 27, 2008 (As restated)	November 2, 2008
Total sales:
Metal coil coating	$62,275	$80,171	$90,732	$72,479
Metal components	145,167	165,384	202,826	201,878
Engineered building systems	226,399	259,653	292,715	331,767
Intersegment sales	(72,352)	(89,065)	(108,677)	(97,193)

Total net sales	$361,489	$416,143	$477,596	$508,931

External sales:
Metal coil coating	$19,382	$27,288	$27,890	$22,397
Metal components	123,363	139,353	168,459	168,835
Engineered building systems	218,744	249,502	281,247	317,699

Total net sales	$361,489	$416,143	$477,596	$508,931

Operating income:
Metal coil coating	$2,695	$6,705	$11,360	$8,621
Metal components	9,522	15,171	32,174	25,227
Engineered building systems	20,438	25,292	28,514	33,607
Corporate	(14,159)	(17,656)	(16,333)	(16,468)

Total operating income	$18,496	$29,512	$55,715	$50,987
Unallocated other expense	(6,284)	(5,237)	(4,399)	(8,410)

Income before income taxes	$12,212	$24,275	$51,316	$42,577

	Fiscal Three Months Ended
	January 28, 2007 (As restated)	April 29, 2007 (As restated)	July 29, 2007 (As restated)	October 28, 2007
Total sales:
Metal coil coating	$59,219	$63,844	$72,275	$77,205
Metal components	146,093	149,684	178,312	189,242
Engineered building systems	229,169	229,861	271,151	291,363
Intersegment sales	(74,980)	(75,477)	(87,657)	(94,236)

Total net sales	$359,501	$367,912	$434,081	$463,574

External sales:
Metal coil coating	$16,431	$20,825	$23,262	$23,065
Metal components	123,255	126,308	151,463	160,596
Engineered building systems	219,815	220,779	259,356	279,913

Total net sales	$359,501	$367,912	$434,081	$463,574

Operating income:
Metal coil coating	$4,643	$5,761	$8,165	$6,567
Metal components	8,839	7,548	14,153	19,069
Engineered building systems	23,948	17,315	33,575	38,427
Corporate	(13,197)	(13,149)	(13,646)	(16,284)

Total operating income	$24,233	$17,475	$42,247	$47,779
Unallocated other expense	(7,152)	(6,655)	(7,074)	(6,028)

Income before income taxes	$17,081	$10,820	$35,173	$41,751

	Fiscal Three Months Ended
	January 29, 2006 (As restated)	April 30, 2006 (As restated)	July 30, 2006 (As restated)	October 29, 2006
Total sales:
Metal coil coating	$63,302	$61,054	$74,813	$79,645
Metal components	159,962	156,631	186,809	196,973
Engineered building systems	133,791	172,153	270,550	317,995
Intersegment sales	(63,693)	(60,260)	(82,597)	(95,945)

Total net sales	$293,362	$329,578	$449,575	$498,668

External sales:
Metal coil coating	$29,062	$32,846	$28,617	$27,348
Metal components	138,893	134,139	161,754	165,225
Engineered building systems	125,407	162,593	259,204	306,095

Total net sales	$293,362	$329,578	$449,575	$498,668

Operating income:
Metal coil coating	$4,422	$5,564	$8,436	$6,526
Metal components	19,131	14,851	23,869	19,688
Engineered building systems	12,036	13,838	24,371	36,877
Corporate	(12,768)	(12,176)	(15,019)	(11,658)

Total operating income	$22,821	$22,077	$41,657	$51,433
Unallocated other expense	(1,676)	(3,712)	(7,327)	(6,241)

Income before income taxes	$21,145	$18,365	$34,330	$45,192

20. SUBSEQUENT EVENTS

In anticipation of the current market downturn, we have resized and realigned our manufacturing operations related to four facilities. In November 2008, subsequent to our fiscal year end, our executive management approved a plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, and Hernando, Mississippi. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. Impairment charges related to the restructuring during fiscal 2008 were $0.2 million and are included in cost of goods sold. We expect to incur additional restructuring and facility closure costs of approximately $3.0 million. Of this amount, $1.6 million relates to employee or severance costs, $1.2 million relates to asset relocation or impairment costs and $0.2 million relates to other costs. Most of the remaining charges are expected to be recorded in the first quarter of fiscal 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 44.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 2, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our website at www.ncilp.com under the heading “Investor Relations—Corporate Governance.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Investor Relations—Corporate Governance” section of our Internet web site located at www.ncilp.com.

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting and Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2009 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2009 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2009 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2009 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors—Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on March 12, 2009 is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December, 2008.

NCI BUILDING SYSTEMS, INC.

By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 23rd day of December, 2008.

Name	Title

/s/ NORMAN C. CHAMBERS Norman C. Chambers	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MARK E. JOHNSON Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

* William D. Breedlove	Director

* Larry Edwards	Director

* Gary L. Forbes	Director

* Philip J. Hawk	Director

* Max L. Lukens	Director

* George Martinez	Director

* Ed Phipps	Director

* W.B. Pieper	Director

* John K. Sterling	Director

*By:	/s/ NORMAN C. CHAMBERS
Norman C. Chambers, Attorney-in-Fact

NCI BUILDING SYSTEMS, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions			Deductions		Balance at End of Period
		Charged to costs and expenses	Charged to other accounts
Year ended October 29, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$6,724	$2,004	$8,874	(1)	$2,377	(2)	$15,225
Reserve for obsolete materials and supplies	$2,816	—	$1,664	(1)	$743		$3,737
Valuation allowance on deferred tax assets	—	—	$3,277	(1)	$106		$3,171
Year ended October 28, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$15,225	$330	—		$6,580	(2)	$8,975
Reserve for obsolete materials and supplies	$3,737	$1,710	—		$1,014		$4,433
Valuation allowance on deferred tax assets	$3,171	$1,432	—		—		$4,603
Year ended November 2, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and backcharges	$8,975	$3,468	—		$2,113	(2)	$10,330
Reserve for obsolete materials and supplies	$4,433	$252	—		$2,878		$1,807
Valuation allowance on deferred tax assets	$4,603	$369	—		—		$4,972

(1)	Amounts resulting from acquisition.
(2)	Uncollectible accounts, net of recoveries.

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarter Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-Laws, effective as of December 11, 2008 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated December 11, 2008 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

4.6	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

*†10.2	Amended and Restated Bonus Program, as amended and restated as of September 4, 2008

†10.3	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.4	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	2003 Long-Term Stock Incentive Plan, as amended and restated December 7, 2006 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.7	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.9	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.10	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.11	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.12	Amended and Restated Supplemental Benefit Plan (as amended and restated on December 12, 2002 (filed as Exhibit 10.8 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.13	Supplemental Benefit Agreement, dated December 13, 2002, between NCI and A.R. Ginn, Jr. (filed as Exhibit 10.9 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

†10.14	Agreement dated October 24, 2006, between NCI and Albert R. Ginn, Jr. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.15	Supplemental Benefit Agreement, dated August 26, 2004, between NCI and Ken Maddox (filed as Exhibit 10.14 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.16	Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003 between NCI and Kelly R. Ginn (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 1, 2003 and incorporated by reference herein)

†10.17	First Amendment, dated May 27, 2004, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2005 and incorporated by reference herein)

†10.18	Second Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated August 28, 2003, between NCI and Kelly R. Ginn (filed as Exhibit 10.17 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.19	Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2004 and incorporated by reference herein)

†10.20	First Amendment, dated October 24, 2005, to Special Long-Term Restricted Stock Award Agreement, dated May 28, 2004, between NCI and A.R. Ginn (filed as Exhibit 10.19 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.21	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.22	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.23	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (filed as Exhibit 10.23 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)

†10.24	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28,2007 and incorporated by reference herein)

†10.25	Separation and Consulting Agreement, dated February 4, 2008, between NCI and Kenneth W. Maddox (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated January 31, 2008 and incorporated by reference herein)

†10.26	Agreement, dated March 27, 2008, between NCI and Frances P. Hawes (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 27, 2008 and incorporated by reference herein)

†10.27	Agreement, dated March 27, 2008, between NCI and Kelly R. Ginn (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 27, 2008 and incorporated by reference herein)

†10.28	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 20, 2008 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith
†	Management contracts or compensatory plans or arrangements