Form 10-Q
period 2009-02-01
NCI BUILDING SYSTEMS INC
filed 2009-03-12
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2009

or

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

Common Stock, $.01 Par Value—19,694,848 shares as of March 6, 2009

Part I - Financial Information

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 1, 2009	November 2, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,842	$68,201
Accounts receivable, net	85,165	163,005
Inventories, net	142,815	192,011
Deferred income taxes	24,259	24,259
Income tax receivable	18,096	—
Investments in debt and equity securities, at market	4,106	2,639
Prepaid expenses and other	14,662	15,735

Total current assets	379,945	465,850
Property, plant and equipment, net	249,795	251,163
Goodwill	107,736	616,626
Intangible assets, net	32,459	41,678
Other assets	5,070	5,384

Total assets	$775,005	$1,380,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180,880	$920
Accounts payable	83,320	104,348
Accrued compensation and benefits	41,303	67,429
Accrued interest	1,348	2,422
Other accrued expenses	47,923	60,013

Total current liabilities	354,774	235,132

Long-term debt	293,290	473,480
Deferred income taxes	27,466	44,332
Other long-term liabilities	4,828	3,928

Total long-term liabilities	325,584	521,740

Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 22,703,072 and 22,403,711 issued; and 20,006,774 and 19,734,025 shares outstanding	227	224
Additional paid-in capital	201,065	200,680
Retained earnings	12,354	540,964
Accumulated other comprehensive loss	(1,987)	(1,440)
Treasury stock, at cost	(117,012)	(116,599)

Total stockholders’ equity	94,647	623,829

Total liabilities and stockholders’ equity	$775,005	$1,380,701

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Sales	$260,364	$361,489
Cost of sales	213,836	279,058
Lower of cost or market adjustment	29,378	—
Asset impairment	623	—

Gross profit	16,527	82,431
Selling, general and administrative expenses	54,307	63,935
Goodwill and other intangible asset impairment	517,628	—
Restructuring charge	2,479	—

Income (loss) from operations	(557,887)	18,496
Interest income	195	658
Interest expense	(4,608)	(6,904)
Other expense, net	(317)	(38)

Income (loss) before income taxes	(562,617)	12,212
Provision (benefit) for income taxes	(34,007)	4,702

Net income (loss)	$(528,610)	$7,510

Earnings (loss) per share:
Basic	$(27.20)	$0.39

Diluted	$(27.20)	$0.39

Weighted average shares outstanding:
Basic	19,438	19,250
Diluted	19,438	19,402

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$30,172	$(19,986)
Cash flows from investing activities:
Capital expenditures	(7,016)	(5,803)
Proceeds from the sale of property, plant and equipment	51	550
Other, net	67	(251)

Net cash used in investing activities	(6,898)	(5,504)

Cash flows from financing activities:
Payments on long-term debt	(230)	(21,947)
Payment of financing costs	(18)	—
Proceeds from stock options exercised	12	327
Excess tax benefits from share-based compensation arrangements	—	128
Purchase of treasury stock	(413)	(1,513)

Net cash used in financing activities	(649)	(23,005)
Effect of exchange rate changes on cash and cash equivalents	16	(157)

Net increase (decrease) in cash and cash equivalents	22,641	(48,652)
Cash and cash equivalents at beginning of period	68,201	75,054

Cash and cash equivalents at end of period	$90,842	$26,402

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2009

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month period ended February 1, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2009. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

As widely reported, worldwide financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for construction projects and could result in a decrease in or cancellation of orders for our products as well as impact the ability of our customers to make payments. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in raw material shortages.

These conditions have also contributed to significant volatility in the price of steel, a significant raw material in our production process. In the first quarter of 2009, steel prices decreased at a precipitous rate after climbing aggressively in the latter half of 2008. This unusual level of volatility has impacted our business. First, we have written down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability along with steel price volatility have resulted in significantly decreased activity levels for our business. During the first quarter of fiscal 2009, our sales volumes were significantly below expectations, primarily in the engineered buildings and components segments. At the beginning of fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009. Subsequently, McGraw-Hill revised its forecast further downward and is now predicting an 18% decline in nonresidential construction activity in 2009. McGraw-Hill has also reported a 33.7% reduction in low-rise nonresidential (less than 5 stories) square-footage starts during the first three months of fiscal 2009 compared with the same period in fiscal 2008.

These revised industry outlook measures coupled with our own internal experiences have resulted in us revising our 2009 cash flow projections to amounts significantly lower than those previously projected at the end of 2008. Anticipating the effect of a slowing economy on nonresidential construction activity, we have been aggressively cutting costs throughout our Company and have reduced our workforce by approximately 25% since September of 2008. Further, under our senior secured credit agreement, we are required to comply with certain covenants, including the maintenance of certain financial ratios. As of February 1, 2009, we were in compliance with all covenants. However, if current depressed sales volume trends continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with the financial ratios for the second quarter and would likely cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violation were to occur, we would attempt to obtain waivers or to cure such violation by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. However, if we are unable to obtain a waiver or cure such violations, such violations would constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable.

Although we are currently pursuing all available avenues to refinance our debt, if we are not able to refinance our debt, as anticipated, we may be unable to pay our Convertible Notes if they are put to us in November of 2009. Our failure to pay the Convertible Notes in November 2009 if the note holders exercise their put right could cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2009 is November 1, 2009.

Certain reclassifications have been made to prior period amounts in our condensed consolidated balance sheets and condensed consolidated statements of income to conform to the current presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2008 filed with the Securities and Exchange Commission (the “SEC”).

NOTE 2 – CHANGES IN ACCOUNTING

In September 2006, the Financial Accounting Standards Board (“FASB”) issued, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. We did not have a material impact to our condensed consolidated financial statements as a result of the adoption of SFAS 157. We will adopt SFAS 157-2 for our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. We do not believe the adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities will have a material impact on our condensed consolidated financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) on October 29, 2007. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease to retained earnings of $0.4 million. The total amount of unrecognized tax benefit at February 1, 2009 was $1.3 million, of which $0.9 million would impact our effective tax rate if recognized. The total amount of unrecognized tax benefit at November 2, 2008 was $1.3 million, of which $0.9 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 3 – PLANT RESTRUCTURING

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the three months ended January 27, 2008, we incurred a $0.2 million charge related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

As a result of the current market downturn, we have resized and realigned our manufacturing operations related to four facilities. In November 2008, our executive management approved a plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, and Hernando, Mississippi. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. In addition, as part of the restructuring, we implemented a general employee reduction program. During the first three months of fiscal 2009, restructuring charges and asset impairment charges related to the restructuring were $2.5 million and $0.6 million, respectively. We expect to incur total corporate restructuring and facility closure costs of approximately $4.5 million related to these facilities. Of this amount, $2.4 million relates to employee or severance costs, $1.1 million relates to asset relocation costs, $0.7 million relates to asset impairment costs and $0.3 million relates to other costs.

In addition, in February 2009 subsequent to our first quarter of fiscal 2009, our executive management approved a plan to close our Tallapoosa, Georgia facility in a continuing effort to rationalize our least efficient facilities. We expect to incur facility closure costs of $0.8 million related to this facility. Of this amount, $0.3 million relates to employee or severance costs, $0.1 million relates to asset relocation costs and $0.4 million relates to other costs. Most of these expenses are expected to be recorded during the second quarter of fiscal 2009.

NOTE 4 – INVENTORIES

The components of inventory are as follows (in thousands):

	February 1, 2009	November 2, 2008
Raw materials	$101,566	$142,614
Work in process and finished goods	41,249	49,397

	$142,815	$192,011

We adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. The balance of the lower of cost or market adjustment was $29.8 million and $2.7 million at February 1, 2009 and November 2, 2008, respectively. At February 1, 2009, this adjustment included $6.3 million related to firm purchase commitments not included in our inventory.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,939)	(508,925)
Other	—	—	35	35

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736

Based on lower than projected sales volumes in our first quarter and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the near term cash flow projections. As such, we concluded that there was an indicator to require us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.

As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which has been recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge is an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we have not yet finalized our allocation of the fair value as of February 1, 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment. We expect to finalize and include any associated adjustments to the goodwill impairment charge in the second quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill test is completed. Any adjustments to our preliminary estimates as a result of completing this evaluation will be recorded in our financial statements for the quarter ended May 3, 2009. In addition, a future triggering event, such as declines in our cash flow projections, may cause additional impairments and these impairments could be significant based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.

As a result of the aforementioned goodwill impairment indicator and in accordance with SFAS 142, we performed an impairment analysis on our indefinite lived intangible asset related to RCC’s tradenames to determine the fair value. Based on changes to our projected cash flows, we determined the carrying cost exceeded the future fair value attributable to the intangible asset, and recorded an impairment charge of $8.7 million related to the intangible asset.

NOTE 6 – BUSINESS SEGMENTS

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Total sales:
Metal coil coating	$41,501	$62,275
Metal components	121,480	145,167
Engineered building systems	152,409	226,399
Intersegment sales	(55,026)	(72,352)

Total sales	$260,364	$361,489

External sales:
Metal coil coating	$11,424	$19,382
Metal components	101,042	123,363
Engineered building systems	147,898	218,744

Total sales	$260,364	$361,489

Operating income (loss):
Metal coil coating	$(63,753)	$2,695
Metal components	(128,603)	9,522
Engineered building systems	(352,279)	20,438
Corporate	(13,252)	(14,159)

Total operating income (loss)	$(557,887)	$18,496
Unallocated other expense	(4,730)	(6,284)

Income (loss) before income taxes	$(562,617)	$12,212

	February 1, 2009	November 2, 2008
Total assets:
Metal coil coating	$122,077	$196,615
Metal components	212,392	371,464
Engineered building systems	321,885	716,671
Corporate	118,651	95,951

Total assets	$775,005	$1,380,701

NOTE 7 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of February 1, 2009, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both of our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon termination, after a change of control without cause or for good reason, as defined by the agreements governing such awards. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment. A total of approximately 49,000 and 495,000 shares were available at February 1, 2009 and November 2, 2008, respectively, under the Incentive Plan for further grants of awards.

During the three months ended February 1, 2009, we granted 302,393 shares of restricted stock awards with a fair value of $4.8 million. During the three months ended January 27, 2008, we granted 246,145 shares of restricted stock awards with a fair value of $6.4 million. The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.4 million and $2.9 million for the three months ended February 1, 2009 and January 27, 2008, respectively. Of these amounts, $1.2 million and $2.6 million for the three months ended February 1, 2009 and January 27, 2008, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. Included in the $2.6 million pre-tax share-based compensation cost for the three months ended January 27, 2008 is $0.7 million related to accelerated vesting of certain restricted stock grants of a former executive upon retirement. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.1 million for the three months ended February 1, 2009 and January 27, 2008, respectively. As of February 1, 2009 and January 27, 2008, there was approximately $9.3 million and $17.3 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 5.8 years and 4.5 years, respectively.

Cash received from option exercises was insignificant during the first three months of fiscal 2009 and $0.3 million during the first three months of fiscal 2008. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million for the first three months of fiscal 2008.

NOTE 8 —  EARNINGS PER SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Numerator for Basic and Diluted Earnings (Loss) Per Share
Net income (loss)	$(528,610)	$7,510
Denominator for Diluted Earnings (Loss) Per Share
Weighted average common shares outstanding for basic earnings (loss) per share	19,438	19,250
Common stock equivalents:
Employee stock options	—	91
Unvested restricted stock awards	—	61
Convertible notes (1)	—	—

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share assuming dilution	19,438	19,402

Earnings (loss) per share:
Basic	$(27.20)	$0.39

Diluted	$(27.20)	$0.39

(1)

The indenture under which the Convertible Notes (see Note 10) were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three month periods ended February 1, 2009 and January 27, 2008, our average stock trading price traded below the initial conversion price (approximately $40.14) of our Convertible Notes. Therefore, the incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have not been included in the diluted earnings (loss) per share calculation because our average stock trading price did not exceed the $40.14 conversion threshold. The Convertible Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Convertible Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009.

For the three months ended February 1, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation. The number of weighted average options and weighted average unvested restricted shares that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 313,000 and 179,000 shares, respectively, for the three months ended January 27, 2008.

NOTE 9 —  WARRANTY

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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Beginning balance	$16,485	$14,844
Warranties sold	614	743
Revenue recognized	(310)	(293)
Adjustment (1)	(1,313)	—
Other	(141)	(12)

Ending balance	$15,335	$15,282

(1)

This adjustment relates to certain of the RCC warranty claims liabilities which were updated based on a change in our claims processing procedures and revised analysis. This change has been recorded in cost of sales in our condensed consolidated statement of income during the first quarter of fiscal 2009.

NOTE 10 —  LONG-TERM DEBT

Debt

Debt is comprised of the following (in thousands):

	February 1, 2009	November 2, 2008
$400 Million Term Loan, due June 2010 (1.8% - 2.7% at February 1, 2009 and 4.7% - 6.3% at November 2, 2008)	$293,290	$293,290
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	880	1,110

	474,170	474,400
Current portion of long-term debt	(180,880)	(920)

Long-term debt, less current portion	$293,290	$$473,480

The scheduled maturity of our debt is as follows (in thousands):

February 2, 2009 to November 1, 2009	$180,880
2010	293,290
2011	—
2012	—
2013 and thereafter	—

$474,170

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing on June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions of our senior secured credit facility. At February 1, 2009 and November 2, 2008, letters of credit totaling approximately $12.8 million and $13.1 million, respectively, were outstanding on the revolving credit facility. There were no other amounts outstanding on the revolving credit facility at both February 1, 2009 and November 2, 2008.

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At February 1, 2009, our interest coverage, leverage and senior debt ratios were 8.29, 2.90 and 1.83, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. However, if current depressed sales volume trends continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with the financial ratios for the second quarter and could cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violations were to occur, we would attempt to obtain waivers or to cure such violations by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. However, if we are unable to obtain a waiver or cure such violations, such violations will constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could then be declared immediately due and payable. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

On June 15, 2006, we entered into a forward interest rate swap agreement (the “Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and decreased again to $105 million on October 14, 2008. The notional amount will further decrease to $65 million on October 13, 2009. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. The fair value of the Swap Agreement, excluding accrued interest, as of February 1, 2009 and November 2, 2008, was a liability of approximately $4.8 million and $3.9 million, respectively.

Subsequent to the end of the first quarter, we are no longer able to conclude that the interest rate swap is an effective hedge and in prospective periods, until the underlying cash flows again become probable, the changes in the fair value of the hedge will be recorded in earnings. If we are unable to refinance our underlying debt and can not redesignate the interest rate swap as an effective hedge, such event would result in us permanently losing the hedge effectiveness of the interest rate swap.

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

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At February 1, 2009 and November 2, 2008, $180.0 million in principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2008; therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemptions or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable.

NOTE 11 – FAIR VALUE MEASUREMENTS

Effective November 3, 2008, we adopted the SFAS 157 provisions related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of these provisions did not have a material effect on our condensed consolidated financial statements.

SFAS 157 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS 157 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2: Other inputs that are observable directly or indirectly, such as quoted prices for similar assets or liabilities or market-corroborated inputs.

Level 3: Unobservable inputs for which there is little or no market data and which require us to develop our own assumptions about how market participants would price the assets or liabilities.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of February 1, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan	$4,106	—	—	4,106

Liabilities:
Deferred compensation plan liability	$(4,146)	—	—	(4,146)
Interest rate swap	—	(4,828)	—	(4,828)

Total liabilities	$(4,146)	(4,828)	—	(8,974)

NOTE 12 – INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal year ended
	February 1, 2009	January 27, 2008
Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.4%	3.5%
Production activities deduction	—	(2.1)%
Non-deductible goodwill impairment	(32.2)%	—
Canada valuation allowance	(0.1)%	0.1%
Other	(0.1)%	2.0%

Effective tax rate	6.0%	38.5%

The decrease in our effective tax rate for the three months ended February 1, 2009 as compared to the prior year period was primarily due to the $508.9 million non-cash goodwill impairment charge discussed in Note 5, Goodwill and Other Intangible Assets. A reliable estimate of the interim effective tax rate could not be determined based on the annual pre-tax projection. Therefore, in accordance with FIN 18, Accounting for Income Taxes in Interim Periods–an interpretation of APB Opinion No. 28, the interim effective tax rate was based on the actual year-to-date results.

NOTE 13 – COMPREHENSIVE INCOME

Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Three Months Ended
	February 1, 2009	January 27, 2008
Net income (loss)	$(528,610)	$7,510
Foreign exchange translation gain (loss), net of tax	7	(102)
Loss in fair value of interest rate swap, net of tax	(554)	(1,940)

Comprehensive income (loss)	$(529,157)	$5,468

Accumulated other comprehensive loss consists of the following (in thousands):

	February 1, 2009	November 2, 2008
Foreign exchange translation adjustments	$596	$589
Defined benefit pension plan	391	391
Unrealized losses on interest rate swap	(2,974)	(2,420)

Accumulated other comprehensive loss	$(1,987)	$(1,440)

NOTE 14 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. FSP FAS 132(R)-1 impacts disclosures only and will not have an effect on our financial position or results of operations upon adoption.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Convertible Notes would be settled in fiscal 2010 upon our call option date and, therefore, we will not have additional prospective interest expense upon adoption.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter, as well as the impact the usage of previously recorded invoice tax valuation allowances recorded through purchase accounting has on us.

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

NOTE 15 – CONTINGENCIES

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program which was accepted. Remediation of the affected plume has been completed. The cost of required confirmation testing of the affected plume will vary depending on the ultimate requirements of the TCEQ. As of February 1, 2009, we have a remaining accrual of $0.04 million to complete site analysis and testing. However, based on the available information, we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson, as predecessor to Robertson Building Systems Limited (“RBSL”), of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $14 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicate that numerous entities sent waste materials to the Frontier site from 1974 to 1992. During the second quarter of fiscal 2008, a group of other potentially responsible parties (“PRPs”) alleged that H.H. Robertson Building Technical Center (“RBTC”) also contributed waste to the Frontier site. Because of the large number of other PRPs and the relatively small alleged contributions of RBSL and RBTC, we do not believe this matter will have a material adverse effect on our business, consolidated financial position or results of operations.

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

The following information should be read in conjunction with the unaudited condensed consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 2, 2008.

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

We continue to address three major challenges in our business. First, the downturn of the economy and the impact the economy has on nonresidential construction. Second, the extraordinary volatility of steel prices in 2008 and 2009. And third, the nearing maturities of our debt structure during this very challenging period.

The slowing economy started to have a negative impact on our business during the second half of fiscal 2008 and, caused more slowing in our sales volumes in the first quarter of 2009 than previously expected. Anticipating the effect of a worsening economy on nonresidential activity, we have been aggressively cutting costs throughout the Company. Two phases of cuts in selling, general and administrative costs and cost of goods sold have yielded cost reductions of nearly $68 million. We expect to realize annualized cost savings of $59 million, because we typically expect to add back some employees in our manufacturing plants during our seasonally stronger third and fourth quarters.

On the revenue side, our sales force is focused on winning new business across the 19 end markets that we serve. We continue to cultivate opportunities in the institutional market, which has shown solid growth over the past three years. The institutional end market consists of projects funded by local, county, state and federal governments, as well as houses of worship. This sector represented approximately 24% of our fiscal 2008 sales.

We also expect the recently passed government stimulus programs to produce demand for our products later in our fiscal year.

The volatility related to extraordinary steel price increases was a challenge that we successfully overcame in fiscal 2008. However, in the first quarter of fiscal 2009 we witnessed a complete reversal of the entire steel price increase of 2008. This pricing roller coaster has caused significant dislocation in our business. First, we had to write down our inventory to net realizable value because of the significant decline in steel prices coupled with volume of tons shipped being significantly lower than anticipated. Second, those of our customers who have projects to build have been on the sidelines, waiting to see where steel prices will bottom out. On the positive side, over the intermediate and longer term, lower steel prices improve our competitive position against block and cement tilt-up wall construction and enable us to gain greater share of the non-residential construction sector. Furthermore, more stable steel prices are better for us and for the steel producers in a recovering, slower growth economy.

With respect to our capital structure, we continue to work diligently with our key relationship banks to refinance our nearing debt maturities. We are analyzing the execution of several capital structures that would address not only the convertible notes, but also the revolver and term loan which mature in June of 2009 and June of 2010, respectively. We are considering a variety of options and are actively engaged in negotiations to pursue appropriate alternatives. We have retained JP Morgan to advise us in this process.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

As widely reported, worldwide financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. These economic developments affect our business in a number of ways. The current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for construction projects and could result in a decrease in or cancellation of orders for our products as well as impact the ability of our customers to make payments. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in raw material shortages.

The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in significantly decreased activity levels for our business. During the first quarter of fiscal 2009, our sales volumes were significantly below our expectations, primarily in our engineered buildings and components segments. When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009. Subsequently, McGraw-Hill revised its forecast further downward and is now predicting an 18% decline in nonresidential construction activity in 2009. McGraw-Hill has also reported a 33.7% reduction in low-rise nonresidential (5 stories or less) square-footage starts during the first three months of fiscal 2009 compared with the same period in fiscal 2008.

As a result of the current market downturn, we have resized and realigned our manufacturing operations related to four facilities. In November 2008, our executive management approved a plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, and Hernando, Mississippi. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. In addition, as part of the restructuring, we implemented a general employee reduction program. During the first three months of fiscal 2009, restructuring charges and asset impairment charges related to the restructuring were $2.5 million and $0.6 million, respectively. Each of these amounts is included as separate line items in our condensed consolidated statement of income. We expect to incur total corporate restructuring and facility closure costs of approximately $4.5 million related to these facilities. Of this amount, $2.4 million relates to employee or severance costs, $1.1 million relates to asset relocation costs, $0.7 million relates to asset impairment costs and $0.3 million relates to other costs.

In addition, in February 2009 subsequent to our first quarter of fiscal 2009, our executive management approved a plan to close our Tallapoosa, Georgia facility in a continuing effort to rationalize our least efficient facilities. We expect to incur facility closure costs of $0.8 million related to this facility. Of this amount, $0.3 million relates to employee or severance costs, $0.1 million relates to asset relocation costs and $0.4 million relates to other costs. Most of these expenses are expected to be recorded during the second quarter of fiscal 2009.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal three months ended February 1, 2009, steel represented approximately 74% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. See additional discussion of steel prices in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Steel prices increased rapidly and steeply during the first half of 2008, and then began a rapid and precipitous decline in the fall of 2008. Steel prices have continued to fall during the first quarter of fiscal 2009 due to the overall further deepening of the economic recession, and as expected, customers have continued to hold off making purchasing decisions in anticipation of further reduction in steel prices. As a result, we may not be able to recover all of the cost of the inventory we purchased at higher prices during 2008. Thus, during the first three months of fiscal 2009, we recorded a $29.4 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2009 published in January 2009 indicates an expected reduction of 18% in square footage and a decrease of 13% in dollar value. In 2010, a further decrease of 1% in square footage is expected, with a modest increase of 1% in dollar value, before increasing more substantially in 2011. Additionally, we review the American Institute of Architects’ survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

The current credit crisis and industry downturn has also adversely affected our liquidity. Under our senior secured credit agreement, we are required to comply with certain covenants, including the maintenance of certain financial ratios. As of February 1, 2009, we were in compliance with all covenants. However, if current depressed sales volume trends continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with the financial ratios for the second quarter and would likely cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violation were to occur, we would attempt to obtain waivers or to cure such violation by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. However, if we are unable to obtain a waiver or cure such violations, such violations will constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable.

Although we are currently pursuing all available avenues to refinance our debt, including but not limited to bank refinancings of debt or sales of equity, if we are not able to refinance our debt, as anticipated, we may be unable to pay our Convertible Notes. Our failure to pay on the Convertible Notes in November 2009 if the note holders exercise their put right could cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

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

We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot-rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 6 of our condensed consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	February 1, 2009		January 27, 2008
		%		%
Sales:
Metal coil coating	$41,501	16	$62,275	17
Metal components	121,480	46	145,167	40
Engineered building systems	152,409	59	226,399	63
Intersegment sales	(55,026)	(21)	(72,352)	(20)

Total sales	$260,364	100	$361,489	100

Operating income (loss):
Metal coil coating	$(63,753)	(154)	$2,695	4
Metal components	(128,603)	(106)	9,522	7
Engineered building systems	(352,279)	(231)	20,438	9

Corporate	(13,252)	—	(14,159)	—

Total operating income (loss) (% of sales)	$(557,887)	(214)	$18,496	5
Unallocated other expense	(4,730)		(6,284)

Income (loss) before income taxes	$(562,617)		$12,212

	February 1, 2009		November 2, 2008
		%		%
Total assets:
Metal coil coating	$122,077	16	$196,615	14
Metal components	212,392	27	371,464	27
Engineered building systems	321,885	42	716,671	52
Corporate	118,651	15	95,951	7

Total assets	$775,005	100	$1,380,701	100

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

FISCAL THREE MONTHS ENDED FEBRUARY 1, 2009 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 27, 2008

Consolidated sales for the three months ended February 1, 2009 were $260.4 million compared with $361.5 million for the three months ended January 27, 2008. Sales were down 28.0%, or $101.1 million. This decrease resulted from a 40.3% decrease in external tonnage volumes, partially offset by higher relative sales prices as a result of increased steel costs in the engineered buildings systems and metal components segments. Lower tonnage volumes in all three segments in the first quarter of fiscal 2009 compared with the same period in 2008 were driven by reduced demand for such products resulting from the 33.7% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales decreased by 23.4% for the three months ended February 1, 2009 to $213.8 million compared with $279.1 million for the three months ended January 27, 2008. Gross margins were 6.3% for the three months ended February 1, 2009 compared to 22.8% for the same prior year period. During the first three months of fiscal 2009, we recorded a $29.4 million lower of cost or market inventory adjustment or 11.3% of the reduction in gross margin percentage to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we have taken steps to reduce our variable costs, margins decreased across all three segments due to the effect of fixed costs in relation to substantially reduced sales. In addition, we recorded a $0.6 million asset impairment charge or 0.2% of the reduction in gross margin percentage for certain assets primarily at the Lockeford facility.

Metal coil coating sales decreased $20.8 million to $41.5 million in the three months ended February 1, 2009 from $62.3 million in the prior year’s period. Sales to third parties for the three months ended February 1, 2009 decreased $8.0 million to $11.4 million from $19.4 million in the prior year’s period as a result of a 30.7% decrease in external tonnage volumes and a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. In addition, there was a $12.8 million decrease in intersegment sales for the three months ended February 1, 2009 compared with the prior year’s period. Metal coil coating third-party sales accounted for 4.4% of total consolidated third-party sales in the three months ended February 1, 2009 compared to 5.4% in the three months ended January 27, 2008.

Operating income (loss) of the metal coil coating segment decreased in the three months ended February 1, 2009 to $(63.8) million compared to $2.7 million in the prior year’s period primarily due to an inventory lower of cost or market adjustment and decreased gross profit. During the first three months of fiscal 2009, we recorded a charge to adjust certain raw material inventory to the lower of cost or market in the amount of $5.7 million. The gross margins were lower primarily due to lower relative sales prices than in the prior period. The fiscal 2008 period also included a pre-tax out of period charge of $0.9 million to correct work-in-process standard costs. Gross margins were also impacted by a 30.7% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $59.9 million as a result of management reducing its future cash flow projections due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization.

Metal components sales decreased $23.7 million to $121.5 million in the three months ended February 1, 2009 compared to $145.2 million in the prior year’s period. Sales were down due to a 38.1% decrease in external tons shipped compared to the prior year’s period, partially offset by higher sales prices as a result of increased steel costs. Sales to third parties for the three months ended February 1, 2009 decreased $22.3 million to $101.0 million from $123.4 million in the prior year’s quarter. In addition, there was a $1.4 million decrease in intersegment sales for the three months ended February 1, 2009 compared with the prior year’s period. Metal components third-party sales accounted for 38.8% of total consolidated third-party sales in the three months ended February 1, 2009 compared to 34.1% in the three months ended January 27, 2008.

Operating income (loss) of the metal components segment decreased in the three months ended February 1, 2009 to $(128.6) million compared to $9.5 million in the prior year’s period. This $138.1 million decrease resulted from charges related to an inventory lower of cost or market adjustment and goodwill and other intangible asset impairments and an $8.4 million decrease in gross profit, partially offset by a $1.4 million decrease in selling and administrative expenses. During the first three months of fiscal 2009, we recorded a charge to adjust certain raw material inventory to the lower of cost or market in the amount of $14.5 million. The gross margins were also lower due to a 38.1% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $116.1 million as a result of management reducing its future cash flow projections due to the outlook of a worsening condition in the nonresidential construction industry and the results of reconciling our segment fair values to our publicly traded market capitalization. The decrease in selling and administrative expenses was primarily due to a $1.4 million decrease in wages and incentive compensation costs and decreases in various other expenses.

Engineered building systems sales decreased $74.0 million to $152.4 million in the three months ended February 1, 2009 compared to $226.4 million in the prior year’s period. This decrease resulted from a 46.4% decrease in external tons shipped, partially offset by higher sales prices as a result of increased steel costs. Sales to third parties for the three months ended February 1, 2009 decreased $70.8 million to $147.9 million from $218.7 million in the prior year’s period. In addition, there was a $3.1 million decrease in intersegment sales for the three months ended February 1, 2009. Engineered building systems third-party sales accounted for 56.8% of total consolidated third-party sales in the three months ended February 1, 2009 compared to 60.5% in the three months ended January 27, 2008.

Operating income (loss) of the engineered building systems segment decreased in the three months ended February 1, 2009 to $(352.3) million compared to $20.4 million in the prior year’s period. This $372.7 million decrease resulted from charges related to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments and restructuring charges and a $26.2 million decrease in gross profit, partially offset by a $6.9 million decrease in selling and administrative expenses. The gross margins were lower due to a 46.4% decrease in tonnage volumes. During the first three months of fiscal 2009, we recorded a charge to adjust certain raw material inventory to the lower of cost or market in the amount of $9.2 million and recorded a $0.6 million asset impairment charge for certain assets primarily at the Lockeford facility. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $341.6 million as a result of management reducing its future cash flow projections due to the outlook of a worsening condition in the nonresidential construction industry and the results of reconciling our segment fair values to our publicly traded market capitalization. We also recorded restructuring charges of $1.8 million related to our plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, and Hernando, Mississippi. The decrease in selling and administrative expenses was primarily due to a $4.7 million decrease in wages and compensation costs due to lower headcount, $1.0 million decrease in temporary labor and decreases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $54.3 million in the three months ended February 1, 2009 compared to $63.9 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to a $5.6 million decrease in wages and compensation costs due to lower headcount, $1.8 million decrease in temporary labor, $1.5 million decrease in pre-tax share-based compensation costs partially due to the accelerated vesting of certain restricted stock grants of a former executive upon retirement in the first quarter of fiscal 2008, $1.3 million in incentive compensation costs and decreases in other various expenses. As a percentage of sales, selling, general and administrative expenses were 20.9% for the three months ended February 1, 2009 as compared to 17.7% for the three months ended January 27, 2008.

During the first three months of fiscal 2009, we recorded a non-cash goodwill and other intangible asset impairment charge of $517.6 million impacting all three of our reporting segments as a result of management reducing its future cash flow projections due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization. We also recorded restructuring charges of $2.5 million primarily related to our plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, and Hernando, Mississippi. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.

Consolidated interest expense for the three months ended February 1, 2009 decreased by 33.3% to $4.6 million compared to $6.9 million for the prior year’s period. Lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated other expense, net for the three months ended February 1, 2009 increased by 734.2% to $0.3 million compared to $0.04 million for the prior year’s period. This increase was primarily due to foreign currency exchange losses in Mexico due to the strengthening of the U.S. dollar against the Mexican peso during the three months ended February 1, 2009 compared with the prior year’s period.

Consolidated provision (benefit) for income taxes for the three months ended February 1, 2009 decreased by 823.2% to $(34.0) million compared to $4.7 million for the prior year’s period. The decrease was primarily due to a $574.8 million decrease in pre-tax earnings (loss).

Diluted earnings (loss) per share for the three months ended February 1, 2009 decreased to $(27.20) per diluted share compared to $0.39 per diluted share for the prior fiscal period. The decrease was primarily due to a $536.1 million decrease in net income (loss) resulting from the factors described above. There was no dilution effect of the Convertible Notes for both the three months ended February 1, 2009 and January 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

On February 1, 2009 we had working capital of $25.2 million compared to $230.7 million at the end of fiscal 2008, a $205.5 million decrease. Our cash and cash equivalents increased $22.6 million to $90.8 million compared to $68.2 million at November 2, 2008. The increase in cash resulted from $30.2 million of cash provided by operating activities, partially offset by $6.9 million of cash used in investing activities and $0.6 million of cash used in financing activities primarily due to the purchase of shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of restricted stock awards and payments of long-term debt. The cash used in investing activities was primarily related to $7.0 million used for capital expenditures primarily related to new IPS facilities and computer software. The cash used in operating activities was impacted by a $108.5 million decrease in current assets and a $60.3 million decrease in current liabilities, excluding the current portion of long-term debt, from the end of fiscal 2008. The decrease in current liabilities is related to decreases in accrued liabilities and accounts payable. The decrease in current assets is primarily related to decreases in accounts receivable and inventory. The decrease in accounts receivable resulted primarily from lower sales and the decrease of inventory resulting from the lower of cost or market adjustment and decreased tons.

We invest our excess cash in various overnight investments.

Debt

Capital Structure. We are currently in discussion with various banks to refinance our existing debt agreements, which have maturities in fiscal 2010. Our $180 million of Convertible Notes have a call and put feature that will become exercisable in November 2009. As a result, the $180 million of Convertible Notes are classified as a current obligation on our consolidated balance sheet at February 1, 2009. Based on our current stock price, we anticipate the holders of our Convertible Notes will exercise their put right and require we repurchase such notes in November 2009. In addition, although we have no amounts outstanding under our revolving credit facility, which matures in June 2009, based on the current terms of our senior secured credit facility, if we do not renew our revolving credit facility we will not be permitted to repurchase the Convertible Notes as we are required to have $25 million available under the revolving credit facility. We are currently pursuing all available avenues to refinance our debt, including but not limited to bank refinancings of debt or sales of equity. However, for the past several months, the credit markets have been very volatile and have presented very unfavorable terms and conditions for the few companies entering into credit transactions during that period. Although management believes we will be able to complete a refinancing transaction prior to the exercise of the put feature on the Convertible Notes in November 2009, no assurances can be made that we will be able to do so. If we are unable to complete a refinancing or otherwise amend and/or extend our revolving credit facility, we will not be permitted under our senior secured credit facility to repurchase our Convertible Notes if, as anticipated, the note holders require that we repurchase the Notes in November 2009. Our failure to pay on the Convertible Notes in November 2009 would cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all $473 million of indebtedness outstanding under both agreements to be declared immediately due and payable which absent refinancing we would not be able to pay. In the event that credit becomes more readily available and we complete our refinancing, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs.

Other than the $0.9 million of the industrial revenue bond and as discussed above with respect to our Convertible Notes, we have no debt obligations that require any repayment or amortization during fiscal 2009.

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At February 1, 2009, letters of credit totaling approximately $12.8 million were outstanding under the revolving credit facility and $293.3 million was outstanding under the term loan. At November 2, 2008, letters of credit totaling approximately $13.1 million were outstanding on the revolving credit facility and $293.3 million was outstanding under the term loan. Although our intention is to complete a refinancing transaction in the second fiscal quarter of 2009 or soon thereafter, if we are unable to refinance our revolving credit facility prior to June 2009, we expect to have sufficient cash available to cash collateralize our letters of credit outstanding.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 0.75% on base rate loans and 1.75% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the second quarter of fiscal 2009.

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

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At February 1, 2009, our interest coverage, leverage and senior debt ratios were 8.29, 2.90 and 1.83, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. However, if current depressed sales volumes continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with the financial ratios for the second quarter and would likely cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violation were to occur, we would attempt to obtain waivers or to cure such violation by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. However, if we are unable to obtain a waiver or cure such violations, such violations will constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

At February 1, 2009 and November 2, 2008, we had approximately $112.2 million and $111.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $12.8 million and $13.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The notional amount of the interest rate swap agreement at both February 1, 2009 and November 2, 2008 was $105 million. The fair value of the Swap Agreement, excluding accrued interest, as of February 1, 2009 and November 2, 2008, was a liability of approximately $4.8 million and $3.9 million, respectively. The interest rate swap agreement resulted in $0.6 million of additional interest expense during the first quarter of fiscal 2009. If we were to be in default of our underlying debt, such event would result in us losing the hedge effectiveness of the interest rate swap and result in us recording a charge to our condensed consolidated statement of income (loss).

Convertible Notes. In November 2004, we completed an offering of the $180.0 million aggregate principle amount of Convertible Notes with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both February 1, 2009 and November 2, 2008, $180.0 million principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended December 31, 2008. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning on November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemption or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. If current depressed sales volume trends continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with such financial ratios for the second quarter and would likely cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violation were to occur, we would attempt to obtain waivers or to cure such violation by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. In addition, if we do not refinance our revolving credit facility, we will not be permitted to repurchase the Convertible Notes. A failure to pay upon conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. However, we have recently, as well as in the past, sought to raise additional capital.

Assuming we are able to complete our debt refinancing, we expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $25 million for the remainder of fiscal 2009 and expansion when needed.

We expect that, to the extent we are unable to pay in full any outstanding balance of the revolving portion of our senior secured credit facility by its maturity date in June 2009 (of which no amount is outstanding at February 1, 2009), the remaining installment on our term loan by its maturity date in June 2010, or the Convertible Notes upon mandatory repurchase, conversion or maturity (which, based on our current stock price, is anticipated in November 2009), we intend to refinance any then outstanding balance by means of a new senior secured credit facility or other debt or sales of equity; however, no assurance can be made that we will be able to do so. For the past several months, the credit markets have been very volatile and have presented very unfavorable terms and conditions for the few companies entering into credit transactions during that period with prevailing market spreads over LIBOR of 5% or more, with a LIBOR floor of 3%. In the event that credit becomes more readily available and as we complete our refinance, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. Based on discussions with our lenders, we believe the credit markets will be available to us in 2009; however, there can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness. See “—Capital Structure” above, and “Part II, Item 1A - Risk Factors.”

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the first quarter of fiscal 2009, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 1, 2009, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received. However, during the three months ended February 1, 2009, we committed to hot roll and light gauge inventory purchases totaling $27.7 million. As a result of the rising price of steel, $6.3 million of an inventory lower of cost or market adjustment recorded at February 1, 2009 related to these firm purchase commitments. We have made commitments not to cancel these purchases under their respective purchase orders. There have been no other material changes in our future contractual obligations since the end of fiscal 2008 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 2, 2008 for more information on Contractual Obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 2, 2008. In addition, below we have updated our critical accounting policy related to inventory valuation.

Inventory Valuation. We assess the valuation of inventory and record an allowance for obsolete inventory using the specific identification method for steel coils and other raw materials. Management also reviews the carrying value of inventory for lower of cost or market. Our primary raw material is steel coils which have historically shown significant price volatility. We generally manufacture to customers’ orders, and thus maintain raw materials with a variety of ultimate end uses. We record a lower of cost or market charge to cost of sales when the net realizable value (selling price less estimated cost of disposal), based on our intended end usage, is below our estimated product cost at completion. Estimated net realizable value is based upon assumptions of targeted inventory turn rates, future demand, anticipated finished goods sales prices, management strategy and market conditions for steel. If projected end usage or projected sales prices change significantly from management’s current estimates or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required and in the case of a major downturn in market conditions, such write-downs could be significant.

We adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. The balance of the lower of cost or market adjustment was $29.8 million and $2.7 million at February 1, 2009 and November 2, 2008, respectively. At February 1, 2009, this adjustment included $6.3 million related to firm purchase commitments not included in our inventory.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by FSP FAS 132(R)-1 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. FSP FAS 132(R)-1 impacts disclosures only and will not have an effect on our financial position or results of operations upon adoption.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Convertible Notes would be settled in fiscal 2010 upon our call option date and, therefore, we will not have additional prospective interest expense upon adoption.

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, SFAS 141(R) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of SFAS 141(R) on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter, as well as the impact the usage of previously recorded invoice tax valuation allowances recorded through purchase accounting has on us.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	ability to service or refinance our debt;

•	fluctuations in customer demand and other patterns;

•	raw material pricing and supply;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry;

•	the current financial crisis and U.S. recession;

•	changes in laws or regulations; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K as filed with the SEC.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal quarter ended February 1, 2009, steel constituted approximately 74% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in a rapid and precipitous drop in steel prices beginning in September 2008. As a result, many steel manufacturers around the world have announced plans to cut production by closing plants and furloughing hourly and salaried workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will continue to decline in fiscal 2009 as compared with the prices we experienced during fiscal 2008.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the February index would likely approximate our fiscal April steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2009, we purchased approximately 47% of our steel requirements from three vendors. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2008. Due to unfavorable market conditions and our inventory supply requirements, during the first three months of fiscal 2009 we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 74% of our cost of sales for the fiscal three months ended February 1, 2009, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $1.8 million for the three months ended February 1, 2009, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior secured credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior secured credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At February 1, 2009, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The fair value of our Convertible Notes at February 1, 2009 and November 2, 2008 was approximately $146.4 million and $149.5 million, respectively, compared to the face value of $180.0 million. The fair value of our term loan at February 1, 2009 and November 2, 2008 was approximately $260.9 million and $252.0 million, respectively, compared to the face value of $293.3 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 10 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both February 1, 2009 and November 2, 2008, the notional amount of the Swap Agreement was $105 million.

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

See Note 10 to the condensed consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange losses for the three months ended February 1, 2009 and January 27, 2008 were $(0.3) million and $(0.2) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for both the three months ended February 1, 2009 and January 27, 2008 were insignificant.

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

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 15, which is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition, please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2008 filed with the Securities and Exchange Commission (the “SEC”).

Our industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.

The United States’ economy is currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business. During fiscal 2008, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories declined by 15.6% in square feet compared to 2007. This industry decline contributed to a 5.6% decline in our total tons shipped, though we experienced the greatest impact in our metal coil coating segment. During the first quarter of fiscal 2009, our external tons shipped declined 40.3% as compared to the same period of 2008, and McGraw Hill is currently predicting an 18% decline in square footage for nonresidential construction activity in 2009.

Continued uncertainty about current economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the nonresidential real estate markets, labor and healthcare costs, access to credit and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by declines in nonresidential construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by weakness in demand for our products within particular customer groups, or a recession in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Our $125 million revolving credit facility matures on June 18, 2009. In addition, on November 15, 2009, the holders of our $180 million principal amount of our Convertible Notes have the right to require us to repurchase such notes at 100% of their principal amount plus accrued and unpaid interest. We also have a term loan with an outstanding balance of $293 million that matures on June 18, 2010.

Our ability to refinance our indebtedness could be impaired if current market conditions continue or worsen. For the past several months, the credit markets have been very volatile and have presented very unattractive terms and conditions for the few companies entering into credit transactions during that period. The credit markets have favored investment grade securities and securities issued to companies within non-cyclical industries during that period. In the event that credit becomes more readily available and as we complete our refinancing, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. Also, given the increased level of recent banking failures, current or future lenders may become unwilling or unable to continue to advance funds under any agreements in place. We can make no assurances that we will be able to refinance our indebtedness, or that any such refinancing will be under terms that are as favorable to us as past credit agreements. If we are unable to refinance our indebtedness in a timely fashion, our cash from operations may be insufficient to make required repurchases of our Convertible Notes or pay our credit facility debt upon maturity. In addition, the failure to obtain sufficient financing may constrain our ability to operate or grow the business and to affect our strategy.

We may violate the financial covenants in our Senior Secured Credit Facility, which could cause us to be in default under most of our existing indebtedness.

Our senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At February 1, 2009, our interest coverage, leverage and senior debt ratios were 8.29, 2.90 and 1.83, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. However, if current depressed sales volumes continue or worsen and we do not refinance the upcoming maturities, this could cause us to fail to be in compliance with the financial ratios for the second quarter and would likely cause us to fail to be in compliance with the financial ratios for the third quarter of fiscal 2009. If any such covenant violation were to occur, we would attempt to obtain waivers or to cure such violation by paying down our debt under the senior secured credit facility from our existing cash balances or cash from operations. However, if we are unable to obtain a waiver or cure such violations, such violations will constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing.

We may not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required could cause us to be in default under most of our existing indebtedness.

The holders of our Convertible Notes have the ability to require us to repurchase such notes at 100% of the principal amount thereof, plus accrued and unpaid interest, on November 15, 2009. Our current senior secured credit facility permits us to repurchase such notes only if either (i) our senior leverage ratio is less than 2.75 to 1.0, and we have availability under our revolving credit facility of at least $25 million, in each case on a pro forma basis after giving effect to the repurchase, or (ii) our senior leverage ratio is less than 1.0 to 1.0. Our revolving credit facility expires in June 2009. Thus, if we are unable to refinance or amend and/or extend our revolving credit facility prior to November 15, 2009, we will not be permitted under our credit facility to repurchase the notes. Even if we are able to amend and/or extend our revolver, we may fail to be in compliance with the financial ratios required in order to repurchase the Convertible Notes. A failure to repurchase the notes when required would constitute an event of default under the notes, which would also result in an event of default under our senior secured credit facility. If this were to occur, all of our long-term debt, which at February 1, 2009 was approximately $473 million, would become immediately due and payable.

Any refinancing of our existing debt using equity will likely be highly dilutive to our existing stockholders, and could adversely affect the price of our common stock.

We are currently pursuing all available alternatives to refinance our debt, including but not limited to bank refinancings and public and private sales of debt or equity. At our current market valuation, any equity refinancing of our debt would be highly dilutive to our existing stockholders. In addition, the issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

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

If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can give no assurance that we can do any of these things on satisfactory terms or at all.

In addition, under the terms of our Convertible Notes, the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our other debt, borrow money or conduct our operations. The conversion price of the Convertible Notes is $40.14 and the market price condition that triggers holders’ conversion rights are pegged to a stock price of $48.16. The conditions for conversion of the Convertible Notes were not met in each of the calendar quarters ended March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon specified events. We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. For more information regarding our Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

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

We are required to make mandatory payments on our existing senior secured credit agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt or equity securities, in each case subject to certain limitations and conditions set forth in our existing senior secured credit agreement. Our senior secured credit agreement also requires us to achieve specified financial and operating results and satisfy set financial tests relating to our leverage, interest coverage and senior debt ratios. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, under certain circumstances and subject to the limitations set forth in our senior secured credit agreement, our senior secured credit agreement requires us to pay down our term loan to the extent we generate positive cash flow each fiscal year. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

We may recognize additional goodwill or other intangible asset impairment charges.

As of February 1, 2009, we estimate that the implied fair value of our goodwill is less than its carrying value by approximately $508.9 million, which has been recorded as a non-cash goodwill impairment charge in the first quarter of fiscal 2009. This charge is an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we have not yet finalized our allocation of the fair value as of February 1, 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment. We expect to finalize and include any associated adjustments to the goodwill impairment charge in the second quarter of fiscal 2009. There could be material adjustments to the goodwill impairment charge when the goodwill test is completed, and as a result we could incur additional goodwill impairment charges in the second quarter of fiscal 2009 and future periods. In addition, a future triggering event, such as declines in our cash flow projections, may cause additional impairments and these impairments could be significant based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables. Any future triggering event, such as declines in our cash flow projections, may also cause additional intangible asset impairments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the first quarter of fiscal 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
November 3, 2008 to November 30, 2008	—	—	—	646,092
December 1, 2008 to December 28, 2008	26,612	$15.51	—	646,092
December 29, 2008 to February 1, 2009	—	—	—	646,092

Total	26,612	$15.51	—	646,092

(1)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first three months of fiscal 2009, we did not repurchase any shares of our common stock. At February 1, 2009, there were 0.6 million shares remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 11, 2009	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-laws, effective as of December 11, 2008 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K filed December 17, 2008 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith