Form 10-Q
period 2009-05-03
NCI BUILDING SYSTEMS INC
filed 2009-06-11
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

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

Common Stock, $.01 Par Value—19,987,368 shares as of June 6, 2009

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 3, 2009	November 2, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$91,721	$68,201
Accounts receivable, net	72,347	163,005
Inventories, net	96,595	192,011
Deferred income taxes	23,922	24,259
Income tax receivable	26,625	—
Investments in debt and equity securities, at market	4,883	2,639
Prepaid expenses and other	20,763	15,735

Total current assets	336,856	465,850

Property, plant and equipment, net	244,816	251,163
Goodwill	5,200	616,626
Intangible assets, net	29,545	41,678
Other assets	4,760	5,384

Total assets	$621,177	$1,380,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$473,940	$920
Note payable	1,964	—
Accounts payable	58,961	104,348
Accrued compensation and benefits	37,327	67,429
Accrued interest	2,307	2,422
Other accrued expenses	46,340	60,013

Total current liabilities	620,839	235,132

Long-term debt	—	473,480
Deferred income taxes	20,284	44,332
Other long-term liabilities	3,996	3,928

Total long-term liabilities	24,280	521,740

Stockholders’ equity (deficit):
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 22,683,707 and 22,403,711 issued; and 19,984,277 and 19,734,025 shares outstanding	227	224
Additional paid-in capital	202,184	200,680
Retained earnings (deficit)	(107,853)	540,964
Accumulated other comprehensive loss	(1,455)	(1,440)
Treasury stock, at cost	(117,045)	(116,599)

Total stockholders’ equity (deficit)	(23,942)	623,829

Total liabilities and stockholders’ equity (deficit)	$621,177	$1,380,701

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	May 3, 2009	April 27, 2008
Sales	$224,719	$416,143
Cost of sales	177,604	312,223
Lower of cost or market adjustment	10,608	—
Asset impairment	5,295	—

Gross profit	31,212	103,920
Selling, general and administrative expenses	54,654	73,768
Goodwill and other intangible asset impairments	104,936	—
Restructuring charge	3,796	640

Income (loss) from operations	(132,174)	29,512
Interest income	84	102
Interest expense	(4,052)	(5,591)
Other income, net	404	252

Income (loss) before income taxes	(135,738)	24,275
Provision (benefit) for income taxes	(15,531)	9,409

Net income (loss)	$(120,207)	$14,866

Earnings (loss) per share:
Basic	$(6.17)	$0.77

Diluted	$(6.17)	$0.76

Weighted average shares outstanding:
Basic	19,470	19,312
Diluted	19,470	19,440

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Fiscal Six Months Ended
	May 3, 2009	April 27, 2008
Sales	$485,083	$777,632
Cost of sales	391,440	591,067
Lower of cost or market adjustment	39,986	—
Asset impairment	5,918	—

Gross profit	47,739	186,565
Selling, general and administrative expenses	108,961	137,691
Goodwill and other intangible asset impairments	622,564	—
Restructuring charge	6,275	866

Income (loss) from operations	(690,061)	48,008
Interest income	279	760
Interest expense	(8,660)	(12,495)
Other income (expense), net	87	214

Income (loss) before income taxes	(698,355)	36,487
Provision (benefit) for income taxes	(49,538)	14,111

Net income (loss)	$(648,817)	$22,376

Earnings (loss) per share:
Basic	$(33.35)	$1.16

Diluted	$(33.35)	$1.15

Weighted average shares outstanding:
Basic	19,454	19,281
Diluted	19,454	19,420

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	May 3, 2009	April 27, 2008
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$40,038	$(4,206)

Cash flows from investing activities:
Capital expenditures	(14,219)	(13,285)
Proceeds from the sale of property, plant and equipment	473	3,325
Other, net	164	(530)

Net cash used in investing activities	(13,582)	(10,490)

Cash flows from financing activities:
Payments on long-term debt	(460)	(22,177)
Payment of financing costs	(1,796)	—
Payment on note payable	(245)	(649)
Proceeds from stock options exercised	12	447
Excess tax benefits from share-based compensation arrangements	—	154
Purchase of treasury stock	(446)	(2,216)

Net cash used in financing activities	(2,935)	(24,441)
Effect of exchange rate changes on cash and cash equivalents	(1)	(170)

Net increase (decrease) in cash and cash equivalents	23,520	(39,307)
Cash and cash equivalents at beginning of period	68,201	75,054

Cash and cash equivalents at end of period	$91,721	$35,747

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MAY 3, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three and fiscal six month periods ended May 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2009. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

As widely reported, worldwide financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In addition, during the same period, the U.S. economy has been characterized by contraction, as evidenced by reduced demand for a range of goods and services. These economic developments affect our business in a number of ways. The overall decline in economic conditions has reduced demand for our products. In addition, the current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for construction projects. These factors have resulted in a decrease in or cancellation of orders for our products as have also affected the ability of the our customers to make payments. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages.

These conditions have also contributed to significant volatility in the price of steel, the primary raw material in our production process. In the first six months of 2009, steel prices decreased at a precipitous rate after climbing aggressively in the latter half of 2008. This unusual level of volatility has negatively impacted our business. First, we have written down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability along with steel price volatility have resulted in significantly decreased activity levels for our business. During the first six months of fiscal 2009, our sales volumes were significantly below expectations, primarily in the engineered buildings and components segments. When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009. Subsequently, McGraw-Hill revised its forecast further downward and, as of April 2009, was predicting a 24% decline in nonresidential construction activity in 2009. McGraw-Hill has reported a 50% decline in the period from January 2009 through April 2009 of nonresidential square footage compared to the same prior year period and approximately 60% decline in the second quarter of fiscal 2009 of nonresidential construction square footage in our commercial and industrial sectors compared to the same prior year period. McGraw-Hill has also reported a 39.3% reduction in low-rise nonresidential (less than 5 stories) square-footage starts during the first six months of fiscal 2009 compared with the same period in fiscal 2008.

These revised industry outlook measures coupled with our own internal experiences have resulted in us revising our 2009 cash flow projections both in the first quarter of 2009 and the second quarter of 2009 to amounts significantly lower than those previously projected at the end of 2008. Anticipating the effect of a slowing economy on nonresidential construction activity, we have been aggressively cutting costs throughout our Company and have reduced our workforce by approximately 40%.

As a result of this reduced activity, as of May 3, 2009, we were not in compliance with the required leverage and senior leverage ratios in our senior secured credit agreement, although we were in compliance with the remaining covenants. We have obtained a waiver from our senior credit facility lenders, including waivers of our financial maintenance covenants and of restrictions on our ability to enter into an agreement for a substantial equity investment in the Company. The waivers are intended to provide us with sufficient time to address our comprehensive capital structure plans. As we have previously reported, we are currently in the late stages of negotiation with a leading private equity firm with regard to a substantial equity investment in the Company. Any such transaction will be subject to the refinancing of our existing senior secured credit facilities and a recapitalization or redemption of our 2.125% convertible senior subordinated notes due 2024 (“Convertible Notes”). The waivers will remain in effect through July 15, 2009 and automatically extend to September 15, 2009, upon the signing of a definitive agreement for an equity investment. However, if we are not able to enter into a definitive agreement for an equity investment or otherwise refinance our outstanding debt by July 15, 2009, our non-compliance with our leverage ratios as of May 3, 2009 will be an event of default that we will not have the ability to cure. Further, if we enter into but do not close a transaction for an equity investment or otherwise refinance our outstanding debt, we expect that we will fail to be in compliance with such financial covenants as of September 15, 2009. If we are unable to extend the waiver, such violations would constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay or refinance the term loan would also result in a default under the indenture governing our Convertible Notes, which could also then be declared immediately due and payable. If all debt outstanding were to become due, which could occur as early as July 15, 2009, absent the execution of our refinancing strategy this would result in a material adverse effect on the Company’s financial condition, operations and debt service capabilities.

Further, if we are not able to refinance our debt, we will be unable to pay our Convertible Notes if the holders thereof exercise their right, as anticipated, to require us to repurchase them in November of 2009. Our failure to pay the Convertible Notes in November 2009 if the note holders exercise their put right would cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

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

NOTE 2 – CHANGES IN ACCOUNTING

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on February 2, 2009. See Note 11–Derivative Instrument and Hedging Strategy.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not have a material impact to our condensed consolidated financial statements. See Note 12. We will adopt SFAS 157-2 in our fiscal year beginning November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. However, we do not believe the adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities will have a material impact on our condensed consolidated financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) on October 29, 2007. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease to retained earnings of $0.4 million. The total amount of unrecognized tax benefit at May 3, 2009 was $1.3 million, of which $0.9 million would impact our effective tax rate if recognized. The total amount of unrecognized tax benefit at November 2, 2008 was $1.3 million, of which $0.9 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 3 – PLANT RESTRUCTURING AND ASSET IMPAIRMENT

Fiscal 2007 Plan

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the three month and six month periods ended April 27, 2008, we incurred expenses of $0.6 million and $0.9 million, respectively, related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

Fiscal 2008 and 2009 Plans

As a result of the current market downturn, we began a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois and Hernando, Mississippi. In addition, as part of the restructuring, we implemented a general employee reduction program. In a continuing effort to rationalize our least efficient facilities, in February 2009, we approved the Phase II plan to close our Tallapoosa, Georgia facility within the engineered building systems segment, and in April 2009, we approved the Phase III plan to close or idle our Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa manufacturing facilities within the engineered building systems segment and the Big Rapids, Michigan manufacturing facility within the metal components segment.

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the periods presented (in thousands):

	Fiscal 2008	Fiscal Three Months Ended		Cost Incurred To Date	Remaining Anticipated Cost	Total Anticipated Cost
		February 1, 2009	May 3, 2009
General
Severance	$87	$1,146	$761	$1,994	$30	$2,024
Asset Relocation	—	—	—	—	—	—
Other Cash Costs	—	42	—	42	30	72
Asset Impairment	—	—	1,234	1,234	—	1,234

Total General Program	87	1,188	1,995	3,270	60	3,330

Repurposing and Phase I
Severance	$106	$935	$32	$1,073	$37	$1,110
Asset Relocation	—	267	36	303	268	571
Other Cash Costs	—	67	22	89	5	94
Asset Impairment	157	593	1,041	1,791	—	1,791

Total Plant Closing Phase I	263	1,862	1,131	3,256	310	3,566

Plant Closing Phase II
Severance	$—	$23	$336	$359	$39	$398
Asset Relocation	—	—	22	22	—	22
Other Cash Costs	—	—	430	430	38	468
Asset Impairment	—	30	—	30	—	30

Total Plant Closing Phase II	—	53	788	841	77	918

Plant Closing Phase III
Severance	$—	$—	$1,770	$1,770	$371	$2,141
Asset Relocation	—	—	91	91	649	740
Other Cash Costs	—	—	296	296	753	1,049
Asset Impairment	—	—	3,020	3,020	—	3,020

Total Plant Closing Phase III	—	—	5,177	5,177	1,773	6,950

Total All Programs	$350	$3,103	$9,091	$12,544	$2,220	$14,764

Restructuring by Segment
Buildings	61	1,976	2,980	5,017	1,774	6,791
Components	106	441	627	1,174	446	1,620
Coaters	—	44	29	73	—	73
Corporate	27	18	160	205	—	205

Total	$194	$2,479	$3,796	$6,469	$2,220	$8,689

Asset Impairment by Segment
Buildings	157	573	3,370	4,100	—	4,100
Components	—	50	716	766	—	766
Coaters	—	—	—	—	—	—
Corporate	—	—	1,209	1,209	—	1,209

Total	$157	$623	$5,295	$6,075	—	$6,075

The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans during the three months ended May 3, 2009 (in thousands):

Type of Charge	Accrual February 1, 2009	Costs Incurred	Cash Payments	Other Adjustments (1)	Accrual May 3, 2009
Employee or severance costs	$572	$2,899	$1,430	$16	$2,057
Other costs	192	897	685	—	404

Total	$764	$3,796	$2,115	$16	$2,461

(1)	Relates to the foreign currency translation.

As a result of the economic downturn and restructuring, we have determined our 401(k) profit sharing plan (the “Savings Plan”) has experienced a partial plan termination which is defined by the IRS as 20% or more of the 401(k) participating employees being involuntarily terminated. As a result, the affected employee participants become fully vested in the Savings Plan upon termination. As of May 3, 2009, the impact of this partial plan termination was immaterial. On February 27, 2009, the Savings Plan was amended effective January 1, 2009 to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets.

NOTE 4 – INVENTORIES

The components of inventory are as follows (in thousands):

	May 3, 2009	November 2, 2008
Raw materials	$62,019	$142,614
Work in process and finished goods	34,576	49,397

	$96,595	$192,011

In the first quarter of fiscal 2009, we adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. However, declines in non-residential construction starts were more than anticipated and steel costs continued to decline, resulting in an additional lower of cost or market adjustment of $10.7 million in the second quarter of fiscal 2009. The balance of the lower of cost or market adjustment was $25.1 million and $2.7 million at May 3, 2009 and November 2, 2008, respectively. At May 3, 2009, this adjustment included $1.7 million related to firm purchase commitments not included in our inventory.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,904)	(508,890)

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736
Impairments	(39,105)	(31,108)	(32,323)	(102,536)

Balance as of May 3, 2009	$—	$—	$5,200	$5,200

Based on lower than projected sales volumes in our first quarter and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the Company’s cash flow projections. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.

As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we were not able to finalize our allocation of the fair value until the second quarter of fiscal 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment. The finalization was included in our goodwill impairment charge in the second quarter of fiscal 2009.

Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009, the results of which indicated that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which has been recorded as a goodwill impairment charge in the second quarter of fiscal 2009.

As of May 3, 2009, subsequent to the above adjustments remaining goodwill at one reporting unit is $5.2 million. A future goodwill triggering event, such as declines in our cash flow projections, may cause additional impairments.

As a result of the aforementioned goodwill impairment indicators and in accordance with SFAS 142, we performed an impairment analysis on our indefinite lived intangible asset related to RCC’s tradenames in our engineered building systems segment to determine the fair value. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying cost exceeded the future fair value attributable to the intangible asset, and recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the intangible asset. As of May 3, 2009, we determined the fair value of these tradenames was $13.6 million.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Total sales:
Metal coil coating	$39,526	$80,171	$81,027	$142,446
Metal components	101,554	165,384	223,034	310,551
Engineered building systems	129,233	259,653	281,642	486,052
Intersegment sales	(45,594)	(89,065)	(100,620)	(161,417)

Total sales	$224,719	$416,143	$485,083	$777,632

External sales:
Metal coil coating	$12,213	$27,288	$23,637	$46,670
Metal components	86,680	139,353	187,722	262,716
Engineered building systems	125,826	249,502	273,724	468,246

Total sales	$224,719	$416,143	$485,083	$777,632

Operating income (loss):
Metal coil coating	$(42,945)	$6,705	$(106,698)	$9,400
Metal components	(28,095)	15,171	(156,698)	24,693
Engineered building systems	(46,565)	25,292	(398,844)	45,730
Corporate	(14,569)	(17,656)	(27,821)	(31,815)

Total operating income (loss)	$(132,174)	$29,512	$(690,061)	$48,008
Unallocated other expense	(3,564)	(5,237)	(8,294)	(11,521)

Income (loss) before income taxes	$(135,738)	$24,275	$(698,355)	$36,487

			May 3, 2009	November 2, 2008
Total assets:
Metal coil coating			$69,328	$196,615
Metal components			165,845	371,464
Engineered building systems			254,006	716,671
Corporate			131,998	95,951

Total assets			$621,177	$1,380,701

NOTE 7 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of May 3, 2009, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both of our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control and on termination without cause or for good reason, as defined by the agreements governing such awards. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment. A total of approximately 98,000 and 495,000 shares were available at May 3, 2009 and November 2, 2008, respectively, under the Incentive Plan for further grants of awards.

During the six month period ended May 3, 2009, we granted 302,393 shares of restricted stock awards with a fair value of $4.8 million. There were no restricted stock awards granted during the three months ended May 3, 2009. The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.1 million and $3.4 million for the three months ended May 3, 2009 and April 27, 2008, respectively, and $2.5 million and $6.3 million for the six months ended May 3, 2009 and April 27, 2008, respectively. Of these amounts, $1.1 million and $3.2 million for the three months ended May 3, 2009 and April 27, 2008, respectively, and $2.3 million and $5.8 million for the six months ended May 3, 2009 and April 27, 2008, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. Included in the $6.3 million pre-tax share-based compensation cost for the three months ended April 27, 2008 is $1.5 million related to accelerated vesting of certain restricted stock grants of a former executive upon retirement. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $1.3 million for the three months ended May 3, 2009 and April 27, 2008, respectively, and $1.0 million and $2.4 million for the six months ended May 3, 2009 and April 27, 2008, respectively. As of May 3, 2009 and April 27, 2008, there was approximately $12.6 million and $13.2 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 3.7 years and 3.9 years, respectively.

Cash received from option exercises was insignificant during the first six months of fiscal 2009 and $0.4 million during the first six months of fiscal 2008. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the first six months of fiscal 2008.

NOTE 8 – EARNINGS PER SHARE

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Numerator for Basic and Diluted Earnings (Loss) Per Share
Net income (loss)	$(120,207)	$14,866	$(648,817)	$22,376
Denominator for Diluted Earnings (Loss) Per Share
Weighted average common shares outstanding for basic earnings (loss) per share	19,470	19,312	19,454	19,281
Common stock equivalents:
Employee stock options	—	93	—	89
Unvested restricted stock awards	—	35	—	50
Convertible notes	—	—	—	—

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share	19,470	19,440	19,454	19,420

Earnings (loss) per share:
Basic	$(6.17)	$0.77	$(33.35)	$1.16

Diluted	$(6.17)	$0.76	$(33.35)	$1.15

(1)

The indenture under which the Convertible Notes (see Note 10) were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three month and six month periods ended May 3, 2009 and April 27, 2008, our average stock trading price traded below the initial conversion price (approximately $40.14) of our Convertible Notes. Therefore, the incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have not been included in the diluted earnings (loss) per share calculation because our average stock trading price did not exceed the $40.14 conversion threshold. The Convertible Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Convertible Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009.

For the three month and six month periods ended May 3, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation. The number of weighted average options and weighted average unvested restricted shares that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 459,000 and 192,000 shares, respectively, for the three months ended April 27, 2008 and approximately 455,000 and 208,000 shares, respectively, for the six months ended April 27, 2008.

NOTE 9 – WARRANTY

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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	May 3, 2009	April 27, 2008
Beginning balance	$16,485	$14,844
Warranties sold	1,349	1,440
Revenue recognized	(599)	(580)
Adjustment (1)	(1,313)	—
Other	(292)	(21)

Ending balance	$15,630	$15,683

(1)

This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded in cost of sales in our condensed consolidated statement of income during the first quarter of fiscal 2009.

NOTE 10 – LONG-TERM DEBT AND NOTE PAYABLE

Debt

Debt is comprised of the following (in thousands):

	May 3, 2009	November 2, 2008
$400 Million Term Loan, due June 2010 (1.9% - 2.0% at May 3, 2009 and 4.7% - 6.3% at November 2, 2008)	$293,290	$293,290
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	650	1,110

	473,940	474,400
Current portion of long-term debt	(473,940)	(920)

Long-term debt, less current portion	$—	$$473,480

The scheduled maturity of our debt is as follows (in thousands):

May 3, 2009 to November 1, 2009	$—
2010	473,940	(1)
2011	—
2012	—
2013 and thereafter	—

$473,940

(1)

Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. As a result of the temporary covenant waiver, both the Convertible Notes and the Term Loan are classified as a current obligation on our consolidated balance sheet at May 3, 2009.

Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing on June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions or default provisions relating to non-compliance with covenants, as discussed further below, of our senior secured credit facility. At May 3, 2009 and November 2, 2008, letters of credit totaling approximately $12.8 million and $13.1 million, respectively, were outstanding on the revolving credit facility. In connection with the waiver discussed below, we agreed that we would not draw on our revolving credit facility, and there were no amounts other than for letters of credit outstanding on the revolving credit facility at both May 3, 2009 and November 2, 2008. As a closing condition for the waiver obtained (discussed below), on May 21, 2009 we obtained letters of credit secured by cash collateral held by the agent bank, and secured letters of credit in the aggregate may not exceed $13.5 million.

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At May 3, 2009, our interest coverage, leverage and senior debt ratios were 5.70, 4.56 and 2.88, respectively, thus we were not in compliance with the leverage and senior debt ratio requirements and covenants in our senior credit facility. We have obtained a waiver from our senior credit facility lenders, including waiver of our financial maintenance covenants and of covenants restricting our ability to enter into an agreement for a substantial equity investment in the Company. The waivers are intended to provide us with sufficient time to address our comprehensive capital structure plans. The waivers will remain in effect through July 15, 2009 and automatically extend to September 15, 2009, if a definitive agreement for an equity investment is signed. However, if we are not able to enter into a definitive agreement for an equity investment or otherwise refinance our outstanding debt by July 15, 2009, our non-compliance with our leverage ratios as of May 3, 2009 will be an event of default that we will not have the ability to cure. If we enter into but do not close a transaction for an equity investment or otherwise refinance our outstanding debt, we expect that we will fail to be in compliance with such financial covenants as of September 15, 2009. If we are unable to extend the waiver, such violations would constitute an event of default, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay or refinance the term loan would also result in a default under the indenture governing our Convertible Notes, which could also then be declared immediately due and payable. If all debt outstanding were to become due, which could occur as early as July 15, 2009, absent the execution of our refinancing strategy this would result in a material adverse effect on the Company’s financial condition, operations and debt service capabilities.

In November 2004, we completed an offering of $180.0 million Convertible Notes with interest payable semi-annually. Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At May 3, 2009 and November 2, 2008, $180.0 million in principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2009; therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemptions or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. Because our revolving credit facility expires on June 18, 2009 and we are not in compliance with such ratios, absent a refinancing of our senior secured credit facility, we anticipate that we would not have the ability to repurchase the Convertible Notes if they are put to us on November 15, 2009. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable.

Note payable

The note payable is related to financed insurance premiums and, as of May 3, 2009 we had outstanding a note payable in the amount of $2.0 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 11 – DERIVATIVE INSTRUMENT AND HEDGING STRATEGY

Interest Rate Risk

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and decreased again to $105 million on October 14, 2008. The notional amount will further decrease to $65 million on October 13, 2009. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. We formally document qualifying hedge transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instrument is effective in offsetting changes in cash flows of the hedged transaction. The fair value of the Swap Agreement as of May 3, 2009 and November 2, 2008, was a liability of approximately $4.1 million and $3.9 million, respectively. The fair value excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

Subsequent to the first quarter, we concluded our interest rate swap is no longer an effective hedge and, in the current and prospective periods, until the underlying cash flows relating to the senior secured credit facility again become probable, the changes in the fair value of the hedge are recorded in earnings. For the three months ended May 3, 2009, we have reduced interest expense by $0.8 million as a result of the changes in fair value of the hedge. If we are unable to refinance our underlying debt and can not redesignate the interest rate swap as an effective hedge, such event would result in us permanently losing the hedge effectiveness of the interest rate swap.

The maximum length of time over which we are hedging or exposure to the variability of future cash flows related to forecasted interest payments through our Swap Agreement is though June 2010. Over the next 12 months, we expect to reclassify $3.5 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payment to the designated interest rate swap recognized. During the three months ended May 3, 2009, we reclassified $0.9 million into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement.

At May 3, 2009 and November 2, 2008, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Liability Derivative
	Balance Sheet Location	May 3, 2009 Fair Value	November 2, 2008 Fair Value
Derivative designated as hedging instrument under SFAS 133:
Interest rate contract	Other long-term liabilities	$4,072	$3,928

The effect of derivative instruments on the Condensed Consolidated Statement of Income (Loss) for the three months ended May 3, 2009 and April 27, 2008 was as follows (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in SFAS 133 Cash Flow Hedging Relationship	May 3, 2009	April 27, 2008		May 3, 2009	April 27, 2008
Interest rate contract	$—	$695	Interest expense	$(878)	$—

The effect of derivative instruments on the Condensed Consolidated Statement of Income (Loss) for the six months ended May 3, 2009 and April 27, 2008 was as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in SFAS 133 Cash Flow Hedging Relationship	May 3, 2009	April 27, 2008		May 3, 2009	April 27, 2008
Interest rate contract	$—	$(1,245)	Interest expense	$(878)	$—

At May 3, 2009 and November 2, 2008, accumulated other comprehensive income (loss) associated with the Swap Agreement previously qualifying for hedge accounting treatment was $(2.4) million and $(2.4) million, respectively, net of income tax effects.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of May 3, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1)	$4,883	—	—	4,883

Liabilities:

Deferred compensation plan liability	$(4,924)	—	—	(4,924)
Interest rate swap	—	(4,072)	—	(4,072)

Total liabilities	$(4,924)	(4,072)	—	(8,996)

(1)

Unrealized holding gains (losses) for the three months ended May 3, 2009 was $(0.3) million and was insignificant for the six months ended May 3, 2009. Unrealized holding gains (losses) for the three months and six months ended April 27, 2008 was $(0.1) million and $0.2 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

NOTE 13 – INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	3.4%	3.5%	3.4%	3.5%
Production activities deduction	—	(2.1)%	—	(2.1)%
Non-deductible goodwill impairment	(26.1)%	—	(31.0)%	—
Canada valuation allowance	(0.2)%	—	(0.1)%	—
Other	(0.7)%	2.4%	(0.2)%	2.2%

Effective tax rate	11.4%	38.8%	7.1%	38.6%

The decrease in our effective tax rate for the six months ended May 3, 2009 as compared to the prior year period was primarily due to the $611.4 million goodwill impairment charges discussed in Note 5, Goodwill and Other Intangible Assets. A reliable estimate of the interim effective tax rate could not be determined based on the annual pre-tax projection. Therefore, in accordance with FIN 18, Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28, the interim effective tax rate was based on the actual year-to-date results.

NOTE 14 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 3, 2009	April 27, 2008	May 3, 2009	April 27, 2008
Net income (loss)	$(120,207)	$14,866	$(648,817)	$22,376
Foreign exchange translation gain (loss), net of tax	(9)	(9)	(2)	(111)
Loss in fair value of interest rate swap, net of tax	—	695	(554)	(1,245)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	541	—	541	—

Comprehensive income (loss)	$(119,675)	$15,552	$(648,832)	$21,020

Accumulated other comprehensive loss consists of the following (in thousands):

	May 3, 2009	November 2, 2008
Foreign exchange translation adjustments	$587	$589
Defined benefit pension plan	391	391
Unrealized losses on interest rate swap	(2,433)	(2,420)

Accumulated other comprehensive loss	$(1,455)	$(1,440)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	Fiscal Three Months Ended May 3, 2009			Fiscal Three Months Ended April 27, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss)	$(15)	$6	$(9)	$(13)	$4	$(9)
Loss in fair value of interest rate swap	—	—	—	1,137	(442)	695
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	878	(337)	541	—	—	—

Other Comprehensive income (loss)	$863	$(331)	$532	$1,124	$(438)	$686

	Fiscal Six Months Ended May 3, 2009			Fiscal Six Months Ended April 27, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss)	$(2)	$—	$(2)	$(170)	$59	$(111)
Loss in fair value of interest rate swap	(900)	346	(554)	(2,018)	773	(1,245)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	878	(337)	541	—	—	—

Other Comprehensive income (loss)	$(24)	$9	$(15)	$(2,188)	$832	$(1,356)

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). This Statement provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance, which is similar to the current guidance in the auditing literature, establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective on August 2, 2009 which is the end of our third quarter of fiscal 2009. SFAS 165 impacts disclosures only and we will apply the new guidance, as applicable, once adopted.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to increase the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective on May 4, 2009 during our third quarter of fiscal 2009. This FSP impacts disclosures only and will not have an effect on our financial position or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under SFAS 128, and, therefore, should be included in computing earnings per share using the two class method. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. All prior period earnings per share data would be adjusted retrospectively to conform with the provisions of this FSP. We are currently evaluating the impact of this pronouncement.

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

NOTE 16 – CONTINGENCIES

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program which was accepted. Remediation of the affected plume has been completed. The cost of required confirmation testing of the affected plume will vary depending on the ultimate requirements of the TCEQ. As of May 3, 2009, we have a remaining accrual of $0.03 million to complete site analysis and testing. However, based on the available information, we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

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

During the second quarter of fiscal 2009, the non-residential construction activity measured in square feet continued to worsen during most of the quarter. McGraw-Hill reported that new construction activity declined 50% for the period of January 2009 through April 2009 compared to the same prior year period, and our traditional commercial and industrial markets declined approximately 60%. The dual effect of an extraordinarily weak economy and the extremely cautious lending posture of the regional banks significantly reduced demand for our products.

These deteriorating market conditions made it clear that we needed to aggressively implement Phase III of our cost reduction program. We completed Phases I and II in February 2009, which should result in a combined annualized savings of approximately $60 million. Once completed, we expect Phase III will result in additional annualized savings of $60 million. This means that we will enter 2010 with approximately 25% fewer plants and approximately 40% fewer employees. We expect to be well-positioned to both sustain a continued depressed non-residential market and benefit from even a modest market improvement in 2010 or 2011.

Steel prices continued to fall during our second quarter of fiscal 2009 reaching levels that we have not seen in four years. Over the longer term, we believe that lower steel prices will positively impact demand for our products. However, in the short term, lower steel prices will negatively affect our revenue and backlog. Steel constitutes 53% of sales. Therefore, the 60% fall in steel prices combined with the depressed level of nonresidential construction activity will weigh heavily on our revenue in our third and fourth quarters of fiscal 2009.

The backlog in our engineered building systems segment at the end of the second quarter of fiscal 2009 was $286 million, which on a steel-price adjusted basis was approximately flat with the $302 million reported at the end of the first quarter of fiscal 2009.

As a result, reduced business activity and the credit crisis have adversely affected our liquidity. As of May 3, 2009, we were not in compliance with the required leverage and senior leverage ratios in our senior secured credit facility, although we were in compliance with the interest coverage covenant. We have obtained a waiver from our senior credit facility lenders, including waiver of our financial maintenance covenants and of restrictions on our ability to enter into an agreement for a substantial equity investment in the Company. The waivers are intended to provide us with sufficient time to address our comprehensive capital structure plans. The waivers will remain in effect through July 15, 2009 and automatically extend to September 15, 2009, upon the signing of a definitive agreement for an equity investment. Please read “Liquidity and Capital Resources” for a more detailed description of the waiver, our upcoming debt maturities and the consequences that would likely result should we fail to restructure our outstanding debt in a timely fashion. If all debt outstanding were to become due, which could occur as early as July 15, 2009, absent the execution of our refinancing strategy this would result in a material adverse effect on our financial condition, operations and debt service capabilities.

Finally, we are making progress on the comprehensive restructuring of our balance sheet. As previously disclosed, we have analyzed the execution of several capital structures that would address not only the likely put of the convertible notes in November 2009 but also our revolving credit facility and term loan, which mature in June 2009 and June 2010, respectively. With the assistance of financial advisors, we followed a process which led to a highly regarded private equity firm emerging as a potential partner.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

As widely reported, worldwide financial markets have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. In addition, during the same period, the U.S. economy has been characterized by contraction, as evidenced by reduced demand for a range of goods and services. These economic developments affect our business in a number of ways. The overall decline in economic conditions has reduced demand for our products. In addition, the current tightening of credit in financial markets adversely affects the ability of our customers to obtain financing for construction projects. These factors have resulted in a decrease in or cancellation of orders for our products and have also affected the ability of our customers to make payments. Overall decrease in economic conditions has dampened the demand by the market for our products as the economy has retracted, thereby further negatively impacting our business. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages.

The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in significantly decreased activity levels for our business. During the first six months of fiscal 2009, our sales volumes were significantly below our expectations, primarily in our engineered buildings and components segments. The corresponding decrease in our operating results has resulted in us violating certain debt covenants for which we have obtained a waiver from our lenders. See “Liquidity and Capital Resources – Debt.” When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009. Subsequently, McGraw-Hill revised its forecast further downward and, as of April 2009, is now predicting a 24% decline in nonresidential construction activity in 2009. McGraw-Hill has also reported a 39.3% reduction in low-rise nonresidential (5 stories or less) square-footage starts during the first six months of fiscal 2009 compared with the same period in fiscal 2008.

As a result of the current market downturn, we began a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the restructuring, we expect to realize an annualized cost savings in the amount of approximately $120 million.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois and Hernando, Mississippi. In addition, as part of the restructuring, we implemented a general employee reduction program. We expected to incur facility closure costs of approximately $3.6 million related to these Phase I facility closures. Of this amount, $1.1 million relates to employee or severance costs, $0.6 million relates to asset relocation costs, $1.8 million relates to asset impairment costs and $0.1 million relates to other costs.

In February 2009, we approved the Phase II plan to close our Tallapoosa, Georgia facility in a continuing effort to rationalize our least efficient facilities. We expected to incur facility closure costs of $0.9 million related to this facility. Of this amount, $0.4 million relates to employee or severance costs and $0.5 million relates to other costs. Most of these expenses were recorded during the second quarter of fiscal 2009.

In April 2009, we approved the Phase III plan to close or idle our Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa manufacturing facilities within the engineered building systems segment and the Big Rapids, Michigan facility within the metal components segment in a continuing effort to rationalize our least efficient facilities. In addition, as part of the restructuring, we added to the general employee reduction program. We expect to incur facility closure costs of $7.0 million related to these facilities. Of this amount, $2.2 million relates to employee or severance costs, $0.7 million relates to asset relocation costs, $3.0 million relates to asset impairment costs and $1.1 million relates to other costs.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal six months ended May 3, 2009, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. See additional discussion of steel prices in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Steel prices increased rapidly and steeply during the first half of 2008, and then began a rapid and precipitous decline in the fall of 2008. Steel prices have continued to fall during the first six months of fiscal 2009 due to the overall further deepening of the economic recession, and as expected, customers have continued to hold off making purchasing decisions in anticipation of further reduction in steel prices. The monthly CRU index data for the North American Steel Price Index, published by the CRU Group, has decreased 47.5% from October 2008 to April 2009. As a result, we may not be able to recover all of the cost of the inventory we purchased at higher prices during 2008. Thus, during the first six months of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2009 published in April 2009 indicates an expected reduction of 24% in square footage and a decrease of 19% in dollar value. In 2010, a further decrease of 4% in square footage is expected, with a decrease of 2% in dollar value, before increasing substantially in 2011. Additionally, we review the American Institute of Architects’ survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 3, 2009		April 27, 2008		May 3, 2009		April 27, 2008
		%		%		%		%
Sales:
Metal coil coating	$39,526	18	$80,171	19	$81,027	17	$142,446	18
Metal components	101,554	44	165,384	40	223,034	46	310,551	40
Engineered building systems	129,233	58	259,653	62	281,642	58	486,052	63
Intersegment sales	(45,594)	(20)	(89,065)	(21)	(100,620)	(21)	(161,417)	(21)

Total sales	$224,719	100	$416,143	100	$485,083	100	$777,632	100

Operating income:
Metal coil coating	$(42,945)	N/A	$6,705	8	$(106,698)	N/A	$9,400	7
Metal components	(28,095)	N/A	15,171	9	(156,698)	N/A	24,693	8
Engineered building systems	(46,565)	N/A	25,292	10	(398,844)	N/A	45,730	9
Corporate	(14,569)	—	(17,656)	—	(27,821)	—	(31,815)	—

Total operating income (% of sales)	$(132,174)	N/A	$29,512	7	$(690,061)	N/A	$48,008	6
Unallocated other expense	(3,564)		(5,237)		(8,294)		(11,521)

Income before income taxes	$(135,738)		$24,275		$(698,355)		$36,487

					May 3, 2009		November 2, 2008
						%		%
Total assets:
Metal coil coating					$69,328	11	$196,615	14
Metal components					165,845	27	371,464	27
Engineered building systems					254,006	41	716,671	52
Corporate					131,998	21	95,951	7

Total assets					$621,177	100	$1,380,701	100

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

FISCAL THREE MONTHS ENDED MAY 3, 2009 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 27, 2008

Consolidated sales for the three months ended May 3, 2009 were $224.7 million compared with $416.1 million for the three months ended April 27, 2008. Sales were down 46.0%, or $191.4 million. This decrease resulted from a 46.3% decrease in external tonnage volumes, partially offset by higher relative sales prices in the engineered buildings systems and metal components segments. Lower tonnage volumes in all three segments in the second quarter of fiscal 2009 compared with the same period in 2008 were driven by reduced demand for such products resulting from the 46.7% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales decreased by 43.1% for the three months ended May 3, 2009 to $177.6 million compared with $312.2 million for the three months ended April 27, 2008. Gross margins were 13.9% for the three months ended May 3, 2009 compared to 25.0% for the same prior year period. During the second quarter of fiscal 2009, we recorded a $10.6 million lower of cost or market inventory adjustment, which accounted for 4.7% of the reduction in gross margin percentage, to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we have taken steps to reduce our variable costs, margins decreased across all three segments due to the effect of fixed costs in relation to substantially reduced sales. In addition, we recorded a $5.3 million asset impairment charge, which accounted for 2.4% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment and at corporate.

Metal coil coating sales decreased $40.6 million to $39.5 million in the three months ended May 3, 2009 from $80.2 million in the prior year’s period. Sales to third parties for the three months ended May 3, 2009 decreased $15.1 million to $12.2 million from $27.3 million in the prior year’s period primarily as a result of a 27.7% decrease in external tonnage volumes and a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. In addition, there was a $25.6 million decrease in intersegment sales for the three months ended May 3, 2009 compared with the prior year’s period. Metal coil coating third-party sales accounted for 5.4% of total consolidated third-party sales in the three months ended May 3, 2009 compared to 6.6% in the three months ended April 27, 2008.

Operating income (loss) of the metal coil coating segment decreased in the three months ended May 3, 2009 to a loss of $(42.9) million compared to income of $6.7 million in the prior year’s period primarily due to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments and a $8.2 million decrease in gross profit. During the second quarter of fiscal 2009, we recorded a charge of $2.4 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were lower primarily due to lower relative sales prices than in the prior period. Gross margins were also impacted by a 27.7% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $39.1 million.

Metal components sales decreased $63.8 million to $101.6 million in the three months ended May 3, 2009 compared to $165.4 million in the prior year’s period. Sales were down due to a 43.4% decrease in external tons shipped compared to the prior year’s period, partially offset by higher sales prices. Sales to third parties for the three months ended May 3, 2009 decreased $52.7 million to $86.7 million from $139.4 million in the prior year’s quarter. In addition, there was a $11.2 million decrease in intersegment sales for the three months ended May 3, 2009 compared with the prior year’s period. Metal components third-party sales accounted for 38.6% of total consolidated third-party sales in the three months ended May 3, 2009 compared to 33.5% in the three months ended April 27, 2008.

Operating income (loss) of the metal components segment decreased in the three months ended May 3, 2009 to a loss of $(28.1) million compared to income of $15.2 million in the prior year’s period. This $43.3 million decrease resulted from charges related to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments and a $12.1 million decrease in gross profit, partially offset by a $3.3 million decrease in selling and administrative expenses primarily related to a $1.2 million decrease in wages and compensation costs due to lower headcount and decreases in other various expenses. During the second quarter of fiscal 2009, we recorded a charge of $2.7 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were also lower due to a 43.4% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $31.1 million. The decrease in selling and administrative expenses was primarily due to a decrease in various other expenses.

Engineered building systems sales decreased $130.4 million to $129.2 million in the three months ended May 3, 2009 compared to $259.7 million in the prior year’s period. This decrease resulted from a 57.3% decrease in external tons shipped, partially offset by higher sales prices. Sales to third parties for the three months ended May 3, 2009 decreased $123.7 million to $125.8 million from $249.5 million in the prior year’s period. In addition, there was a $6.7 million decrease in intersegment sales for the three months ended May 3, 2009. Engineered building systems third-party sales accounted for 56.0% of total consolidated third-party sales in the three months ended May 3, 2009 compared to 60.0% in the three months ended April 27, 2008.

Operating income (loss) of the engineered building systems segment decreased in the three months ended May 3, 2009 to a loss of $(46.6) million compared to income of $25.3 million in the prior year’s period. This $71.9 million decrease resulted from charges related to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments, asset impairment and restructuring charges and a $36.7 million decrease in gross profit, partially offset by a $11.4 million decrease in selling and administrative expenses. The gross margins were lower due to a 57.3% decrease in tonnage volumes. During the second quarter of fiscal 2009, we recorded a charge of $5.5 million to adjust certain raw material inventory to the lower of cost or market. In addition, we recorded a $3.4 million asset impairment charge and a non-cash goodwill and other intangible asset impairment charge of $34.7 million. We also recorded restructuring charges of $3.0 million primarily related to our closing of manufacturing plants located in Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The decrease in selling and administrative expenses was primarily due to a $6.7 million decrease in wages and compensation costs due to lower headcount, a $1.2 million decrease in incentive compensation costs, and a $1.1 million decrease in each of 401(k) employer matching costs, selling costs and temporary labor and decreases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $54.7 million in the three months ended May 3, 2009 compared to $73.8 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to decreases of $8.4 million in wages and compensation costs due to lower headcount, $2.4 million in incentive compensation costs and $2.2 million in share-based compensation costs due to the accelerated vesting of certain restricted stock grants of former executives upon retirement in the second quarter of fiscal 2008. The remaining decrease was the result of a $1.8 million decrease in temporary labor, $1.7 million decrease in 401(k) employer matching costs, $1.1 million decrease in selling costs and decreases in other various expenses. As a percentage of sales, selling, general and administrative expenses were 24.3% for the three months ended May 3, 2009 as compared to 17.7% for the three months ended April 27, 2008.

Consolidated goodwill and other intangible asset impairment was $104.9 million in the first three months ended May 3, 2009 compared with no amount recorded in the prior year’s period. This increase impacted all three of our reporting segments and was the result of management lowering projected cash flows and implementing Phase III of our restructuring plan.

Consolidated restructuring charge increased to $3.8 million in the first three months ended May 3, 2009 compared with $0.6 million in the prior year’s period. This increase was primarily related to our plan in the current period to close our engineered building systems manufacturing plants located in Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. The charge in the prior period was related to the plan to exit our residential overhead door product line, included in our metal components segment.

Consolidated interest expense for the three months ended May 3, 2009 decreased by 27.5% to $4.1 million compared to $5.6 million for the prior year’s period. Lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision (benefit) for income taxes for the three months ended May 3, 2009 decreased by 265.1% to $(15.5) million compared to $9.4 million for the prior year’s period. The decrease was primarily due to a $160.0 million decrease in pre-tax earnings (loss).

Diluted earnings (loss) per share for the three months ended May 3, 2009 decreased to $(6.17) per diluted share compared to $0.76 per diluted share for the prior fiscal period. The decrease was primarily due to a $135.1 million decrease in net income (loss) resulting from the factors described above. There was no dilution effect of the Convertible Notes for both the three months ended May 3, 2009 and April 27, 2008.

FISCAL SIX MONTHS ENDED MAY 3, 2009 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 27, 2008

Consolidated sales for the six months ended May 3, 2009 were $485.1 million compared with $777.6 million for the six months ended April 27, 2008. Sales were down 37.6%, or $292.5 million. This decrease resulted from a 43.5% decrease in external tonnage volumes, partially offset by higher relative sales prices in the engineered buildings systems and metal components segments. Lower tonnage volumes in all three segments in the first six months of fiscal 2009 compared with the same period in 2008 were driven by reduced demand for such products resulting from the 39.3% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales decreased by 33.8% for the six months ended May 3, 2009 to $391.4 million compared with $591.1 million for the six months ended April 27, 2008. Gross margins were 9.8% for the six months ended May 3, 2009 compared to 24.0% for the same prior year period. During the first six months of fiscal 2009, we recorded a $40.0 million lower of cost or market inventory adjustment, which accounted for 8.2% of the reduction in gross margin percentage, to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we have taken steps to reduce our variable costs, margins decreased across all three segments due to the effect of fixed costs in relation to substantially reduced sales. In addition, we recorded a $5.9 million asset impairment charge, which accounted for 1.2% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment and at corporate.

Metal coil coating sales decreased $61.4 million to $81.0 million in the six months ended May 3, 2009 from $142.4 million in the prior year’s period. Sales to third parties for the six months ended May 3, 2009 decreased $23.0 million to $23.6 million from $46.7 million in the prior year’s period as a result of a 29.1% decrease in external tonnage volumes and a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. In addition, there was a $38.4 million decrease in intersegment sales for the six months ended May 3, 2009 compared with the prior year’s period. Metal coil coating third-party sales accounted for 4.9% of total consolidated third-party sales in the six months ended May 3, 2009 compared to 6.0% in the six months ended April 27, 2008.

Operating income (loss) of the metal coil coating segment decreased in the six months ended May 3, 2009 to a loss of $(106.7) million compared to income of $9.4 million in the prior year’s period primarily due to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments and a $9.6 million decrease in gross profit. During the first six months of fiscal 2009, we recorded a charge of $8.1 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were lower primarily due to lower relative sales prices than in the prior period. The fiscal 2008 period also included a pre-tax out of period charge of $0.9 million to correct work-in-process standard costs. Gross margins were also impacted by a 29.1% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $99.0 million.

Metal components sales decreased $87.5 million to $223.0 million in the six months ended May 3, 2009 compared to $310.6 million in the prior year’s period. Sales were down due to a 40.9% decrease in external tons shipped compared to the prior year’s period, partially offset by higher sales prices. Sales to third parties for the six months ended May 3, 2009 decreased $75.0 million to $187.7 million from $262.7 million in the prior year’s quarter. In addition, there was a $12.5 million decrease in intersegment sales for the six months ended May 3, 2009 compared with the prior year’s period. Metal components third-party sales accounted for 38.7% of total consolidated third-party sales in the six months ended May 3, 2009 compared to 33.8% in the six months ended April 27, 2008.

Operating income (loss) of the metal components segment decreased in the six months ended May 3, 2009 to a loss of $(156.7) million compared to income of $24.7 million in the prior year’s period. This $181.4 million decrease resulted from charges related to an inventory lower of cost or market adjustment and goodwill and other intangible asset impairments and a $20.7 million decrease in gross profit, partially offset by a $4.7 million decrease in selling and administrative expenses. During the first six months of fiscal 2009, we recorded a charge of $17.2 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were also lower due to a 40.9% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $147.2 million. We also recorded restructuring charges of $1.2 million primarily related to our plan to close our Big Rapids, Michigan manufacturing plant. The decrease in selling and administrative expenses was primarily due to a $2.4 million decrease in wages and incentive compensation costs and decreases in various other expenses.

Engineered building systems sales decreased $204.4 million to $281.6 million in the six months ended May 3, 2009 compared to $486.1 million in the prior year’s period. This decrease resulted from a 52.2% decrease in external tons shipped, partially offset by higher sales prices. Sales to third parties for the six months ended May 3, 2009 decreased $194.5 million to $273.7 million from $468.2 million in the prior year’s period. In addition, there was a $9.9 million decrease in intersegment sales for the six months ended May 3, 2009. Engineered building systems third-party sales accounted for 56.4% of total consolidated third-party sales in the six months ended May 3, 2009 compared to 60.2% in the six months ended April 27, 2008.

Operating income (loss) of the engineered building systems segment decreased in the six months ended May 3, 2009 to a loss of $(398.8) million compared to income of $45.7 million in the prior year’s period. This $444.6 million decrease resulted from charges related to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments, asset impairment and restructuring charges and a $62.9 million decrease in gross profit, partially offset by a $18.3 million decrease in selling and administrative expenses. The gross margins were lower due to a 52.2% decrease in tonnage volumes. During the first six months of fiscal 2009, we recorded a charge of $14.7 million to adjust certain raw material inventory to the lower of cost or market and recorded a $4.0 million asset impairment charge for certain assets primarily at the manufacturing plants located in Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. We also recorded a non-cash goodwill and other intangible asset impairment charge of $376.4 million, and restructuring charges of $4.9 million related to our plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, Hernando, Mississippi, Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The decrease in selling and administrative expenses was primarily due to a $10.2 million decrease in wages and compensation costs due to lower headcount, $2.0 million decrease in incentive compensation costs, $2.0 million decrease in temporary labor, $1.7 million decrease in 401(k) employer matching costs and decreases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $109.0 million in the six months ended May 3, 2009 compared to $137.7 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to decreases of a $13.2 million in wages and compensation costs due to lower headcount, $3.7 million in incentive compensation costs, $3.2 million in temporary labor and $2.9 million in share-based compensation costs due to accelerated vesting of certain restricted stock grants of former executives upon retirement in the first six months of fiscal 2008. The remaining decrease was the result of a $2.1 million decrease in 401(k) employer matching costs, $1.6 million decrease in pre-tax share-based compensation costs, $1.0 million decrease in workers compensation and general liability insurance costs and decreases in other various expenses. As a percentage of sales, selling, general and administrative expenses were 22.5% for the six months ended May 3, 2009 as compared to 17.7% for the six months ended April 27, 2008.

Consolidated goodwill and other intangible asset impairment was $622.6 million in the six months ended May 3, 2009 compared with no amount recorded in the prior year’s period. This increase impacted all three of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009, our lowering projected cash flows and implementing Phase III of our restructuring plan in the second quarter of fiscal 2009.

Consolidated restructuring charge increased to $6.3 million in the six months ended May 3, 2009 compared with $0.9 million in the prior year’s period. This increase was primarily related to our plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, Hernando, Mississippi, Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. The charge in the prior period was related to the plan to exit our residential overhead door product line, included in our metal components segment.

Consolidated interest expense for the six months ended May 3, 2009 decreased by 30.7% to $8.7 million compared to $12.5 million for the prior year’s period. Lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision (benefit) for income taxes for the six months ended May 3, 2009 decreased by 451.1% to $(49.5) million compared to $14.1 million for the prior year’s period. The decrease was primarily due to a $734.8 million decrease in pre-tax earnings (loss).

Diluted earnings (loss) per share for the six months ended May 3, 2009 decreased to $(33.35) per diluted share compared to $1.15 per diluted share for the prior fiscal period. The decrease was primarily due to a $671.2 million decrease in net income (loss) resulting from the factors described above. There was no dilution effect of the Convertible Notes for both the six months ended May 3, 2009 and April 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

On May 3, 2009 we had negative working capital of $(284.0) million compared to $230.7 million at the end of fiscal 2008, a $514.7 million decrease. The decrease in working capital was primarily due to the classification of all our long-term debt under both our senior secured credit facility and our Convertible Notes as current. Our cash and cash equivalents increased $23.5 million to $91.7 million compared to $68.2 million at November 2, 2008. The increase in cash resulted from $40.0 million of cash provided by operating activities, partially offset by $13.6 million of cash used in investing activities and $2.9 million of cash used in financing activities primarily due to payments of financing costs, long-term debt payment and the purchase of shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of restricted stock awards. The cash used in investing activities was primarily related to $14.2 million used for capital expenditures primarily related to new IPS facilities and computer software. The cash used in operating activities was impacted by a $135.7 million decrease in current assets and a $114.0 million decrease in current liabilities, excluding the current portion of long-term debt, from the end of fiscal 2008. The decrease in current assets is primarily related to decreases in accounts receivable and inventory. The decrease in accounts receivable resulted primarily from lower sales and the decrease of inventory resulting from the lower of cost or market adjustment and decreased tons. The decrease in current liabilities is related to decreases in accrued liabilities and accounts payable.

We invest our excess cash in various overnight investments.

Debt

Capital Structure. The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. At May 3, 2009, our interest coverage, leverage and senior debt ratios were 5.70, 4.56 and 2.88, respectively, thus we were not in compliance with the leverage and senior leverage ratio covenants in our senior secured credit facility. However, we have obtained waivers from our senior credit facility lenders, including waiver of our financial maintenance covenants and of covenants restricting our ability to enter into an agreement for an equity investment in the Company. As discussed above, we are currently in the late stages of negotiation with a leading private equity firm with regard to a substantial equity investment in the Company. Any such transaction will be subject to the refinancing of our existing senior secured credit facilities and a recapitalization or redemption of our Convertible Notes. The waivers are intended to provide us with sufficient time to address our comprehensive capital structure plans. The waivers will remain in effect through July 15, 2009 and automatically extend to September 15, 2009, if a definitive agreement for an equity investment is signed. However, if we are not able to enter into a definitive agreement for an equity investment or otherwise refinance our outstanding debt, our compliance with our leverage ratios as of May 3, 2009 will be an event of default that we will not have the ability to cure. If we enter into but do not close a transaction for an equity investment or otherwise refinance our outstanding debt, we expect that we will fail to be in compliance with such financial covenants as of September 15, 2009. If we are unable to extend the waiver, such violations would constitute an event of default, and the lenders under our senior credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable. The senior secured credit facility also restricts our ability to incur additional debt and raise capital through equity financing. If all debt outstanding were to become due, which could occur as early as July 15, 2009, absent the execution of our refinancing strategy this would result in a material adverse effect on the Company’s financial condition, operations and debt service capabilities.

Our $180 million of Convertible Notes have a call and put feature that will become exercisable in November 2009. Based on our current stock price, we anticipate the holders of our Convertible Notes will exercise their put right and require we repurchase such notes in November 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemptions or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. Because our revolving credit facility expires on June 18, 2009 and we are not in compliance with such ratios, absent a refinancing of our senior secured credit facility, we anticipate that we would not have the ability to repurchase the Convertible Notes if they are put to us on November 15, 2008. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all $473 million of debt outstanding under both agreements to be declared immediately due and payable.

Because we are not currently in compliance with the leverage ratios in our senior secured credit facility, and because we may be required to repurchase the Convertible Notes on November 15, 2009, both the Convertible Notes and the Term Loan are classified as a current obligation on our consolidated balance sheet at May 3, 2009. We are currently pursuing all available avenues to refinance our debt, including but not limited to bank refinancings of debt or sales of equity.

Other than the $0.7 million of the industrial revenue bond and as discussed above with respect to our Convertible Notes, we have no debt obligations that require any repayment or amortization during fiscal 2009.

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility maturing on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At May 3, 2009, letters of credit totaling approximately $12.8 million were outstanding under the revolving credit facility and $293.3 million was outstanding under the term loan. At November 2, 2008, letters of credit totaling approximately $13.1 million were outstanding on the revolving credit facility and $293.3 million was outstanding under the term loan. Subsequent to quarter end, we entered into a cash collateral agreement with our agent bank for our letters of credit outstanding which required us posting $13.5 million of cash which will be “restricted” in the third quarter of fiscal 2009.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.25% on base rate loans and 2.25% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the third quarter of fiscal 2009.

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

At May 3, 2009 and November 2, 2008, we had approximately $112.2 million and $111.9 million, respectively, in unused borrowing capacity (net of letters of credit outstanding of approximately $12.8 million and $13.1 million, respectively) under the revolving credit facility, of which a total of $50.0 million may be utilized for standby letters of credit. However, as the facility matures on June 18, 2009, it is effectively unavailable to us.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The notional amount of the interest rate swap agreement at both May 3, 2009 and November 2, 2008 was $105 million. The fair value of the Swap Agreement, excluding accrued interest, as of May 3, 2009 and November 2, 2008, was a liability of approximately $4.1 million and $3.9 million, respectively. The interest rate swap agreement resulted in $1.4 million of additional interest expense during the first six months of fiscal 2009.

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

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both May 3, 2009 and November 2, 2008, $180.0 million principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended March 31, 2009. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning on November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemption or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0.

Our revolving credit facility expires in June 2009, and at May 3, 2009 we were not in compliance with the financial ratios in our senior credit agreement. Although we have obtained a waiver for our failure to be in compliance with those covenants, that waiver will expire on July 15, 2009 if we have not entered into a definitive agreement for an equity investment, and on September 15, 2009 if we have not closed an agreement for such an investment and otherwise refinanced our outstanding debt. Thus, without such a refinancing, we will not be permitted or able to repurchase the Convertible Notes when required to do so. A failure to pay upon conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009.

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

Assuming we are able to complete our debt refinancing, we expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $9 million for the remainder of fiscal 2009 and expansion when needed.

We do not expect cash on hand to be sufficient to repurchase our Convertible Notes in November 2009, and the terms of our senior secured credit facility currently would prohibit us from doing so. Although we are currently pursuing all available avenues to refinance our debt, for the past several months, the credit markets have been very volatile and have presented very unfavorable terms and conditions for the few companies entering into credit transactions during that period with prevailing market spreads over LIBOR of 5% or more, with a LIBOR floor of 3%. In the event that credit becomes more readily available and as we complete our refinance, lenders may seek more restrictive lending provisions and higher interest rates that may reduce our borrowing capacity and increase our costs. There can be no assurance that any of these external sources of funds will be available to us at the time they are needed or that any of those financings can be arranged on acceptable terms, or terms as favorable as those now enjoyed by us under our existing indebtedness. Thus, if we are not able to refinance our currently outstanding debt with new credit facilities and/or equity by September 15, 2009, and are otherwise unable to cure our covenant violations or obtain an extension of such waiver, we will be in default under our senior secured credit facility, and we will be unable to pay the Convertible Notes in November 2009. See “—Capital Structure” above, and “Part II, Item 1A - Risk Factors.”

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the first six months of fiscal 2009, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 3, 2009, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received. However, at May 3, 2009, we committed to light gauge inventory purchases totaling $7.6 million. As a result of the rising price of steel, $1.7 million of an inventory lower of cost or market adjustment recorded at May 3, 2009 related to these firm purchase commitments. We have made commitments not to cancel these purchases under their respective purchase orders.

During the six months ended May 3, 2009, we committed to a component inventory purchase obligation related to our insulated panel systems totaling $16.3 million over the next three years. If we terminate the contract prior to the purchase of a specified volume, we must reimburse the vendor for the pro rata portion of the vendor’s $0.2 million cost of installing bulk storage tanks on the property. As part of the Phase III restructuring plan, we cancelled a $1.7 million transportation agreement at our Columbus and Rocky Mount facilities.

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

We adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. The balance of the lower of cost or market adjustment was $25.1 million and $2.7 million at May 3, 2009 and November 2, 2008, respectively. At May 3, 2009, this adjustment included $1.7 million related to firm purchase commitments not included in our inventory.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). This Statement provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance, which is similar to the current guidance in the auditing literature, establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective on August 2, 2009 which is the end of our third quarter of fiscal 2009. SFAS 165 impacts disclosures only and we will apply the new guidance, as applicable, once adopted.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to increase the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP FAS 107-1 and APB 28-1 is effective on May 4, 2009 during our third quarter of fiscal 2009. This FSP impacts disclosures only and will not have an effect on our financial position or results of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” as defined in EITF 03-6, Participating Securities and the Two-Class Method under SFAS 128, and, therefore, should be included in computing earnings per share using the two class method. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. All prior period earnings per share data would be adjusted retrospectively to conform with the provisions of this FSP. We are currently evaluating the impact of this pronouncement.

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

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended May 3, 2009, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in a rapid and precipitous drop in steel prices beginning in September 2008. As a result, many steel manufacturers around the world have announced plans to cut production by closing plants and furloughing hourly and salaried workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will continue to decline in fiscal 2009 as compared with the prices we experienced during fiscal 2008. However, we believe steel prices will stabilize in the latter part of fiscal 2009.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the May index would likely approximate our fiscal June or July steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2009, we purchased approximately 38% of our steel requirements from two vendors. No other vendor accounted for over 10% of our steel requirements during the first six months of fiscal 2009. Due to unfavorable market conditions and our inventory supply requirements, during the first six months of fiscal 2009 we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales for the fiscal six months ended May 3, 2009, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $3.1 million for the six months ended May 3, 2009, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior secured credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior secured credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 3, 2009, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The fair value of our Convertible Notes at May 3, 2009 and November 2, 2008 was approximately $128.0 million and $149.5 million, respectively, compared to the face value of $180.0 million. The fair value of our term loan at May 3, 2009 and November 2, 2008 was approximately $240.5 million and $252.0 million, respectively, compared to the face value of $293.3 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 11 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both May 3, 2009 and November 2, 2008, the notional amount of the Swap Agreement was $105 million.

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

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months and six months ended May 3, 2009 were $0.1 million and $(0.2) million, respectively. Net foreign currency exchange gains for the three months ended April 27, 2008 were $0.2 million. Net foreign currency exchange losses for the six months ended April 27, 2008 were insignificant.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the three months and six months ended May 3, 2009 was insignificant. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income was insignificant for the three months ended April 27, 2008 and was $(0.1) million for the six months ended April 27, 2008.

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

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 16, which is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition, please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2008 filed with the Securities and Exchange Commission (the “SEC”).

As of May 3, 2009, we were not in compliance with certain of the financial covenants in our Senior Secured Credit Facility. If we do not enter into a definitive agreement for an equity investment by July 15, 2009, we will be in default under most of our existing indebtedness.

At May 3, 2009, we were not in compliance with the leverage and senior leverage ratios in our senior secured credit facility. Although we have obtained a waiver from our senior credit facility lenders, including waiver of our financial maintenance covenants and of covenants restricting on our ability to enter into an agreement for a substantial equity investment in the Company, if we do not enter into a definitive agreement for an equity investment by July 15, 2009, we will be in default under our senior secured credit facility, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable.

Absent a refinancing of our senior secured credit facility, we will not be able to repurchase our Convertible Notes if required. A failure to repurchase such notes when required could cause us to be in default under most of our existing indebtedness.

The holders of our Convertible Notes have the ability to require us to repurchase such notes at 100% of the principal amount thereof, plus accrued and unpaid interest, on November 15, 2009. Our current secured senior credit facility permits us to repurchase such notes only if either (i) our senior leverage ratio is less than 2.75 to 1.0, and we have availability under our revolving credit facility of at least $25 million, in each case on a pro forma basis after giving effect to the repurchase, or (ii) our senior leverage ratio is less than 1.0 to 1.0. Our revolving credit facility expires in June 2009, and we are currently not in compliance with such ratios. Thus, if we are unable to refinance or amend and/or extend our revolving credit facility prior to November 15, 2009, we will not be permitted under our credit facility to repurchase the notes. A failure to repurchase the notes when required would constitute an event of default under the notes, which would also result in an event of default under our senior secured credit facility. If this were to occur, all of our long-term debt, which at May 3, 2009 was approximately $474 million, would become immediately due and payable.

Any refinancing of our existing debt using equity will likely be highly dilutive to our existing stockholders, and could adversely affect the price of our common stock.

It is unlikely that any refinancing of our outstanding debt can be accomplished without a substantial equity investment. We expect that any such equity investment will be highly dilutive to our existing stockholders. In addition, the issuance and sale of substantial amounts of common stock or the announcement that such issuances and sales may occur, could adversely affect the market price of our common stock.

Our industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.

The United States’ economy is currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business. During fiscal 2008, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories declined by 15.1% in square feet compared to 2007. This industry decline contributed to a 34% decline in our total tons shipped. During the first six months of fiscal 2009, our external tons shipped declined 46% as compared to the same period of 2008, and McGraw-Hill is currently predicting a 24% decline in square footage for nonresidential construction activity in 2009.

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

In addition, under the terms of our Convertible Notes, the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our other debt, borrow money or conduct our operations. The conversion price of the Convertible Notes is $40.14 and the market price condition that triggers holders’ conversion rights are pegged to a stock price of $48.16. The conditions for conversion of the Convertible Notes were not met in each of the calendar quarters ended June 30, 2008, September 30, 2008, December 31, 2008 and March 31, 2009. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon specified events. We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. For more information regarding our Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

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

As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we finalized our allocation of the fair value during the second quarter of fiscal 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment.

Based on the Phase III restructuring, management determined that there was an indicator to require us to perform another interim goodwill impairment test for each of our reporting units that had goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the second quarter of fiscal 2009 and determined that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than its carrying value by approximately $102.5 million, which has been recorded as a goodwill impairment charge in the second quarter of fiscal 2009. The goodwill impairment charge from this triggering event was finalized in the second quarter of fiscal 2009.

In addition, a future triggering event, such as declines in our cash flow projections, may cause additional impairments based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables. Any future triggering event, such as declines in our cash flow projections, may also cause additional intangible asset impairments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our common stock during the first quarter of fiscal 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
February 2, 2009 to March 1, 2009	2,804	$11.38	—	646,092
March 2, 2009 to March 29, 2009	—	—	—	646,092
March 30, 2009 to May 3, 2009	328	$3.22	—	646,092
Total	3,132	$10.52	—	646,092

(1)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first six months of fiscal 2009, we did not repurchase any shares of our common stock. At May 3, 2009, there were 0.6 million shares remaining authorized for repurchase under the program.

Item 4.	Submission of Matters to a Vote of Security Holders.

We held our Annual Meeting of Stockholders on Thursday, March 12, 2009. The number of shares present in person and/or by proxy at such meeting was 20,302,343 representing 91% of the 22,263,746 shares of common stock issued and outstanding on January 12, 2009, which was the record date for the determination of the stockholders entitled to vote at the meeting. At the Annual Meeting, the stockholders of the Company (i) elected four Class I directors to serve until the annual meeting of stockholders to be held in 2012; (ii) approved the 2003 Long-Term Stock Incentive Plan, as amended and restated; and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009. Of the 20,302,343 shares of common stock, $0.01 par value, of the Company present at the Annual Meeting, in person or by proxy, the following table shows the votes cast for and withheld from each of the nominees for director:

Nominee	Votes Cast For Nominee	Votes Withheld From Nominee
Class I:
Larry D. Edwards	19,642,955	659,388
Ed L. Phipps	19,721,190	581,153
W. Bernard Pieper	19,563,103	739,240
John K. Sterling	11,465,805	8,836,538

In addition to Messrs. Edwards, Phipps, Pieper and Sterling, the following persons have a term of office as a director of the Company that continued after the Annual Meeting: Norman C. Chambers, William D. Breedlove Phillip J. Hawk, Gary L. Forbes, Max L. Lukens and George Martinez.

The stockholders of the Company approved the 2003 Long-Term Stock Incentive Plan, as amended and restated by the following vote:

For	Against	Abstain	Non-Votes
17,676,548	1,236,624	18,417	1,370,754

The stockholders of the Company ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009 by the following vote:

For	Against	Abstain
20,212,721	67,010	22,612

Item 6.	Exhibits.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 10, 2009	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-laws, effective as of December 11, 2008 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K filed December 17, 2008 and incorporated by reference herein)

10.1	Consent and Waiver Agreement dated May 20, 2009 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K filed May 21, 2009 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith