Form 10-Q
period 2009-08-02
NCI BUILDING SYSTEMS INC
filed 2009-09-11
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

or

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

Common Stock, $.01 Par Value—19,981,585 shares as of September 4, 2009

-i-

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 2, 2009	November 2, 2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$105,376	$68,201
Restricted cash	13,224	—
Accounts receivable, net	80,701	163,005
Inventories, net	75,925	192,011
Deferred income taxes	23,585	24,259
Income tax receivable	23,731	–
Investments in debt and equity securities, at market	5,583	2,639
Prepaid expenses and other	20,172	15,735

Total current assets	348,297	465,850

Property, plant and equipment, net	240,727	251,163
Goodwill	5,200	616,626
Intangible assets, net	28,885	41,678
Other assets	4,526	5,384

Total assets	$627,635	$1,380,701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt	$473,710	$920
Note payable	962	—
Accounts payable	68,144	104,348
Accrued compensation and benefits	35,037	67,429
Accrued interest	1,456	2,422
Other accrued expenses	44,921	60,013

Total current liabilities	624,230	235,132

Long-term debt	—	473,480
Deferred income taxes	21,626	44,332
Other long-term liabilities	—	3,928

Total long-term liabilities	21,626	521,740

Stockholders’ equity (deficit):
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 22,683,165 and 22,403,711 issued; and 19,982,173 and 19,734,025 shares outstanding	227	224
Additional paid-in capital	203,401	200,680
Retained earnings (deficit)	(103,882)	540,964
Accumulated other comprehensive loss	(917)	(1,440)
Treasury stock, at cost	(117,050)	(116,599)

Total stockholders’ equity (deficit)	(18,221)	623,829

Total liabilities and stockholders’ equity (deficit)	$627,635	$1,380,701

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	August 2, 2009	July 27, 2008

Sales	$238,439	$477,596

Cost of sales	177,333	349,028

Asset impairment	26	—

Gross profit	61,080	128,568

Selling, general and administrative expenses	49,603	72,810

Restructuring charge	1,213	43

Income from operations	10,264	55,715

Interest income	81	157

Interest expense	(4,369)	(5,364)

Other income, net	670	808

Income before income taxes	6,646	51,316

Provision for income taxes	2,675	19,425

Net income	$3,971	$31,891

Earnings per share:

Basic	$0.20	$1.65

Diluted	$0.20	$1.63

Weighted average shares outstanding:

Basic	19,496	19,363

Diluted	19,496	19,543

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008

Sales	$723,522	$1,255,228

Cost of sales	568,773	940,095

Lower of cost or market adjustment	39,986	—

Asset impairment	5,944	—

Gross profit	108,819	315,133

Selling, general and administrative expenses	158,564	210,501

Goodwill and other intangible asset impairments	622,564	—

Restructuring charge	7,488	909

Income (loss) from operations	(679,797)	103,723

Interest income	360	917

Interest expense	(13,029)	(17,859)

Other income, net	757	1,022

Income (loss) before income taxes	(691,709)	87,803

Provision (benefit) for income taxes	(46,863)	33,536

Net income (loss)	$(644,846)	$54,267

Earnings (loss) per share:

Basic	$(33.12)	$2.81

Diluted	$(33.12)	$2.79

Weighted average shares outstanding:

Basic	19,468	19,308

Diluted	19,468	19,455

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008

Cash flows from operating activities:

Net cash provided by operating activities	$75,340	$3,224

Cash flows from investing activities:

Capital expenditures	(17,877)	(17,922)

Proceeds from the sale of property, plant and equipment	537	4,225

Other, net	260	2,117

Net cash used in investing activities	(17,080)	(11,580)

Cash flows from financing activities:

Deposit of restricted cash	(13,224)	—

Payments on long-term debt	(690)	(22,407)

Payments of financing costs	(5,513)	(75)

Payments on note payable	(1,213)	(2,595)

Proceeds from stock options exercised	12	489

Excess tax benefits from share-based compensation arrangements	—	162

Purchase of treasury stock	(451)	(2,224)

Net cash used in financing activities	(21,079)	(26,650)

Effect of exchange rate changes on cash and cash equivalents	(6)	(168)

Net increase (decrease) in cash and cash equivalents	37,175	(35,174)

Cash and cash equivalents at beginning of period	68,201	75,054

Cash and cash equivalents at end of period	$105,376	$39,880

See accompanying notes to condensed consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 2, 2009

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three and fiscal nine month periods ended August 2, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2009. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The overall decline in economic conditions beginning in the third quarter of 2008 has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages.

Over the same period, there has been significant volatility in the price of steel, the primary raw material in our production process. In the first nine months of fiscal 2009, steel prices decreased at a precipitous rate until July 2009 when steel prices began to increase. According to the CRU North American steel price index, steel prices were 51% lower in July 2009 compared with July 2008. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we have written down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability along with steel price volatility have resulted in significantly decreased activity levels for our business. During the first nine months of fiscal 2009, our sales volumes were significantly below expectations, primarily in the engineered buildings and components segments. When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009 compared to 2008. Subsequently, McGraw-Hill revised its forecast further downward and, as of July 2009, was predicting a 35% decline in nonresidential construction activity in 2009 compared to 2008. McGraw-Hill has reported a 48% decline in the period from January 2009 through July 2009 of nonresidential square footage compared to the same prior year period and approximately 62% decline from January 2009 through July 2009 of nonresidential construction square footage in our commercial and industrial sectors compared to the same prior year period. McGraw-Hill has also reported a 41.8% reduction in low-rise nonresidential (less than 5 stories) square-footage starts during the first nine months of fiscal 2009 compared with the same period in fiscal 2008.

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

As a result of this reduced activity, as of August 2, 2009, we were not in compliance with the required leverage, senior leverage and interest coverage ratios in our senior secured credit agreement. On May 21, 2009, we obtained from our senior credit facility lenders a waiver of our noncompliance with these financial maintenance covenants and consent to enter into an agreement for an equity investment in the Company. On August 14, 2009, we entered into an investment agreement with Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R”) which was subsequently amended on August 28, 2009 and again on August 31, 2009 (as amended, the “Investment Agreement”), pursuant to which we agreed to issue and sell to CD&R a newly created series of convertible preferred stock for an aggregate purchase price of $250 million (the “Preferred Stock Investment”). The waiver we obtained from our senior secured credit facility lenders permitted us to enter into the Investment Agreement, but a successful refinancing of our senior secured credit facility and consent of our lenders will be required to consummate the Preferred Stock Investment. The waiver will expire on November 6, 2009, and if we do not obtain an extension of such waiver we will immediately be in default, which we will not have the ability to cure, under our senior secured credit facility, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay or refinance the term loan would also result in a default under the indenture governing our 2.125% convertible senior subordinated notes due 2024 (“Convertible Notes”), which could also then be declared immediately due and payable. If all debt outstanding were to become due and payable, which could occur as early as November 6, 2009, it would result in a material adverse effect on our financial condition, operations and debt service capabilities. There can be no assurance the Company would be able to obtain additional amendments or waivers. Such events would have a material adverse impact on the Company’s ability to continue as a going concern.

Further, even if we are able to obtain an extension of our bank waiver, we will be unable to pay our Convertible Notes if the holders thereof exercise their right, as anticipated, to require us to repurchase them in November of 2009. Our failure to pay the Convertible Notes on November 15, 2009 if the note holders exercise their put right would cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2009 is November 1, 2009.

We have evaluated our subsequent events through September 10, 2009. See Note 19-Subsequent Event.

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

NOTE 2 – CHANGES IN ACCOUNTING

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 165, Subsequent Events (“SFAS 165”). This Statement provides authoritative accounting literature for a topic that was previously addressed only in the auditing literature. The guidance, which is similar to the current guidance in the auditing literature, establishes guidance for the accounting for and the disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. We adopted SFAS 165 on August 2, 2009. See Note 19-Subsequent Event.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to increase the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. We adopted FSP FAS 107-1 and APB 28-1 on May 4, 2009. See Note 12–Fair Value of Financial Instruments.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted SFAS 161 on February 2, 2009. See Note 13–Derivative Instrument and Hedging Strategy.

In September 2006, the FASB issued Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB staff position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) which partially delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS 157 on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 did not have a material impact to our condensed consolidated financial statements. See Note 14. We will adopt SFAS 157-2 in our fiscal year beginning November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. However, we do not believe the adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities will have a material impact on our condensed consolidated financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”) on October 29, 2007. The cumulative effect of adopting FIN 48 was recorded as of October 29, 2007 as a decrease to retained earnings of $0.4 million. The total amount of unrecognized tax benefit at August 2, 2009 was $0.4 million, of which $0.4 million would impact our effective tax rate if recognized. The total amount of unrecognized tax benefit at November 2, 2008 was $1.3 million, of which $0.9 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 3 – PLANT RESTRUCTURING AND ASSET IMPAIRMENT

Fiscal 2007 Plan

During the fourth quarter of fiscal 2007, we committed to a plan to exit our residential overhead door product line, included in our metal components segment. During the three month and nine month periods ended July 27, 2008, we incurred expenses of $0.04 million and $0.9 million, respectively, related to this exit plan. In fiscal 2007, the residential door business produced revenue of $12.4 million and pretax loss of $0.5 million. This line of business is not considered material and is, therefore, not presented as discontinued operations in the consolidated financial statements.

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

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the periods presented (in thousands):

	Fiscal 2008	Fiscal Three Months Ended			Cost Incurred To Date	Remaining Anticipated Cost	Total Anticipated Cost
		February 1, 2009	May 3, 2009	August 2, 2009
General
Severance	$87	$1,146	$761	$156	$2,150	$—	$2,150
Asset Relocation	—	—	—	—	—	—	—
Other Cash Costs	—	42	—	9	51	4	55
Asset Impairment	—	—	1,234	—	1,234	—	1,234

Total General Program	87	1,188	1,995	165	3,435	4	3,439

Repurposing and Phase I
Severance	$106	$935	$32	$30	$1,103	$18	$1,121
Asset Relocation	—	267	36	—	303	181	484
Other Cash Costs	—	67	22	5	94	70	164
Asset Impairment	157	593	1,041	—	1,791	—	1,791

Total Plant Closing Phase I	263	1,862	1,131	35	3,291	269	3,560

Plant Closing Phase II
Severance	$—	$23	$336	$40	$399	$—	$399
Asset Relocation	—	—	22	—	22	—	22
Other Cash Costs	—	—	430	9	439	112	551
Asset Impairment	—	30	—	—	30	—	30

Total Plant Closing Phase II	—	53	788	49	890	112	1,002

Plant Closing Phase III
Severance	$—	$—	$1,770	$356	$2,126	$87	$2,213
Asset Relocation	—	—	91	105	196	404	600
Other Cash Costs	—	—	296	504	800	386	1,186
Asset Impairment	—	—	3,020	26	3,046	—	3,046

Total Plant Closing Phase III	—	—	5,177	991	6,168	877	7,045

Total All Programs	$350	$3,103	$9,091	$1,240	$13,784	$1,262	$15,046

Restructuring by Segment
Buildings	61	1,976	2,980	1,096	6,113	943	7,056
Components	106	441	627	75	1,248	319	1,567

Coaters	—	44	29	30	103	—	103
Corporate	27	18	160	12	217	—	217

Total	$194	$2,479	$3,796	$1,213	$7,681	$1,262	$8,943

Asset Impairment by Segment
Buildings	157	573	3,370	26	4,126	—	4,126
Components	—	50	716	—	766	—	766
Coaters	—	—	—	—	—	—	—
Corporate	—	—	1,209	—	1,209	—	1,209

Total	$157	$623	$5,295	$26	$6,101	—	$6,101

The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or severance costs	Other costs	Total
Balance at February 1, 2009	$572	$192	$764
Costs incurred	2,899	897	3,796
Cash payments	(1,430)	(685)	(2,115)
Other adjustments (1)	16	—	16

Balance at May 3, 2009	$2,057	$404	$2,461

Costs incurred	581	632	1,213
Cash payments	(1,963)	(964)	(2,927)
Other adjustments (1)	48	—	48

Balance at August 2, 2009	$723	$72	$795

(1)	Relates to the foreign currency translation.

As a result of the economic downturn and restructuring, we have determined our 401(k) profit sharing plan (the “Savings Plan”) has experienced a partial plan termination which is defined by the IRS as 20% or more of the 401(k) participating employees being involuntarily terminated. As a result, the affected employee participants become fully vested in the Savings Plan upon termination. As of August 2, 2009, the impact of this partial plan termination was immaterial. On February 27, 2009, the Savings Plan was amended effective January 1, 2009 to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets.

NOTE 4 – RESTRICTED CASH

On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral which, in the aggregate, may not exceed $13.5 million. As of August 2, 2009, we had restricted cash in the amount of $13.2 million as collateral related to our $12.4 million of letters of credit. Restricted cash is classified as current as the underlying letters of credit expire within twelve months. See Note 19—Subsequent Event.

NOTE 5 – INVENTORIES

The components of inventory are as follows (in thousands):

	August 2, 2009	November 2, 2008
Raw materials	$48,818	$142,614
Work in process and finished goods	27,107	49,397

	$75,925	$192,011

In the first nine months of fiscal 2009, we recorded a raw material inventory adjustment to the lower of cost or market in the amount of $40.0 million because this inventory exceeded our current estimates of net realizable value less normal profit margins. At August 2, 2009, all inventory with a lower of cost or market adjustment was fully utilized. The balance of the lower of cost or market adjustment was $2.7 million at November 2, 2008.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,904)	(508,890)

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736
Impairments	(39,105)	(31,108)	(32,323)	(102,536)

Balance as of May 3, 2009 and August 2, 2009	$—	$—	$5,200	$5,200

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

Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009, the results of which indicated that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which has been recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of August 2, 2009, remaining goodwill at one reporting unit is $5.2 million.

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

NOTE 7 – BUSINESS SEGMENTS

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Total sales:
Metal coil coating	$44,256	$90,732	$125,283	$233,178
Metal components	113,216	202,826	336,250	513,377
Engineered building systems	130,398	292,715	412,040	778,767
Intersegment sales	(49,431)	(108,677)	(150,051)	(270,094)

Total sales	$238,439	$477,596	$723,522	$1,255,228

External sales:
Metal coil coating	$16,060	$27,890	$39,697	$74,560
Metal components	96,082	168,459	283,804	431,175
Engineered building systems	126,297	281,247	400,021	749,493

Total sales	$238,439	$477,596	$723,522	$1,255,228

Operating income (loss):
Metal coil coating	$1,023	$11,360	$(105,675)	$20,760
Metal components	13,162	32,174	(143,536)	56,867
Engineered building systems	9,038	28,514	(389,806)	74,244
Corporate	(12,959)	(16,333)	(40,780)	(48,148)

Total operating income (loss)	$10,264	$55,715	$(679,797)	$103,723
Unallocated other expense	(3,618)	(4,399)	(11,912)	(15,920)

Income (loss) before income taxes	$6,646	$51,316	$(691,709)	$87,803

			August 2, 2009	November 2, 2008
Total assets:
Metal coil coating			$64,059	$196,615
Metal components			157,764	371,464
Engineered building systems			245,664	716,671
Corporate			160,148	95,951

Total assets			$627,635	$1,380,701

NOTE 8 – SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of August 2, 2009, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both of our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control and on termination without cause or for good reason, as defined by the agreements governing such awards. We account for these restricted stock grants and stock option grants in accordance with Statement of Financial Accounting Standards 123(Revised), Share-Based Payment. A total of approximately 1,159,000 and 495,000 shares were available at August 2, 2009 and November 2, 2008, respectively, under the Incentive Plan for further grants of awards.

During the nine month period ended August 2, 2009, we granted 310,839 shares of restricted stock awards with a fair value of $4.9 million. The restricted stock awards granted during the three months ended August 2, 2009. The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.3 million and $1.6 million for the three months ended August 2, 2009 and July 27, 2008, respectively, and $3.8 million and $7.9 million for the nine months ended August 2, 2009 and July 27, 2008, respectively. Of these amounts, $1.1 million and $1.3 million for the three months ended August 2, 2009 and July 27, 2008, respectively, and $3.4 million and $7.1 million for the nine months ended August 2, 2009 and July 27, 2008, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. Included in the $7.9 million pre-tax share-based compensation cost for the nine months ended July 27, 2008 is $2.2 million related to accelerated vesting of certain restricted stock grants of a former executive upon retirement. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million and $0.6 million for the three months ended August 2, 2009 and July 27, 2008, respectively, and $1.5 million and $3.0 million for the nine months ended August 2, 2009 and July 27, 2008, respectively. As of August 2, 2009 and July 27, 2008, there was approximately $11.4 million and $12.3 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements. That cost is expected to be recognized over a weighted-average remaining period of 3.6 years and 3.9 years, respectively. The closing of the Preferred Stock Investment, which will occur subsequent to August 2, 2009, would constitute a change of control under the Incentive Plan, which would result in the accelerated vesting of all outstanding share-based awards under the Incentive Plan. Certain members of management have waived their rights to accelerated vesting of their special one-time restricted stock awards under the Incentive Plan in connection with the transactions contemplated by the Investment Agreement, which restricted shares will otherwise continue to vest in accordance with their terms or, if earlier, upon a termination of the executive’s employment without “cause” or for “good reason.” The vesting of all other share-based awards at closing would result in additional pre-tax share-based compensation cost of approximately $9.6 million which represents the unamortized stock-based compensation cost of restricted stock awards on the date of grant. At August 2, 2009, the fair value of these restricted stock awards is $1.6 million.

Cash received from option exercises was insignificant during the first nine months of fiscal 2009 and $0.5 million during the first nine months of fiscal 2008. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the first nine months of fiscal 2008.

NOTE 9 – EARNINGS PER SHARE

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Numerator for Basic and Diluted Earnings (Loss) Per Share

Net income (loss)	$3,971	$31,891	$(644,846)	$54,267
Denominator for Diluted Earnings (Loss) Per Share
Weighted average common shares outstanding for basic earnings (loss) per share	19,496	19,363	19,468	19,308
Common stock equivalents:
Employee stock options	—	130	—	97
Unvested restricted stock awards	—	50	—	50
Convertible notes	—	—	—	—

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share assuming dilution	19,496	19,543	19,468	19,455

Earnings (loss) per share:
Basic	$0.20	$1.65	$(33.12)	$2.81

Diluted	$0.20	$1.63	$(33.12)	$2.79

(1)

The indenture under which the Convertible Notes (see Note 11) were issued contains a “net share settlement” provision as described in EITF 04-08, The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. During the three month and nine month periods ended August 2, 2009 and July 27, 2008, our average stock trading price traded below the initial conversion price (approximately $40.14) of our Convertible Notes. Therefore, the incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have not been included in the diluted earnings (loss) per share calculation because our average stock trading price did not exceed the $40.14 conversion threshold. The Convertible Notes can only be converted by the holders when our stock price trades above the initial conversion price of our Convertible Notes for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009.

For the three month and nine month periods ended August 2, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation. The number of weighted average options and weighted average unvested restricted shares that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 157,800 and 128,000 shares, respectively, for the three months ended July 27, 2008 and approximately 355,200 and 194,100 shares, respectively, for the nine months ended July 27, 2008.

NOTE 10 – WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our condensed consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of Robertson-Ceco II Corporation (“RCC”) of $7.6 million which represents the fair value of the future warranty obligations at the time of purchase in April 2006. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008
Beginning balance	$16,485	$14,844
Warranties sold	1,894	2,150
Revenue recognized	(904)	(904)
Adjustment (1)	(1,313)	—
Other	(350)	(275)

Ending balance	$15,812	$15,815

(1)

This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded in cost of sales in our condensed consolidated statement of income during the first quarter of fiscal 2009.

NOTE 11 – DEBT AND NOTE PAYABLE

Debt

Debt is comprised of the following (in thousands):

	August 2, 2009	November 2, 2008
$400 Million Term Loan, due June 2010 (3.8% - 4.0% at August 2, 2009 and 4.7% - 6.3% at November 2, 2008)	$293,290	$293,290
2.125% Convertible Senior Subordinated Notes, due November 2024	180,000	180,000
Industrial Revenue Bond	420	1,110

	473,710	474,400
Current portion of long-term debt	(473,710)	(920)

Long-term debt, less current portion	$—	$$473,480

The scheduled maturity of our debt is as follows (in thousands):

August 2, 2009 to November 1, 2009	$—
2010	473,710	(1)
2011	—
2012	—
2013 and thereafter	—

$473,710

(1)

Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. As a result of the temporary covenant waiver, both the Convertible Notes and the Term Loan are classified as a current obligation on our consolidated balance sheet at August 2, 2009.

Our senior secured credit facility consists of a $400 million term loan maturing on June 18, 2010 and formerly included a revolving credit facility, which included a sub-facility for letters of credit, that expired on June 18, 2009. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional principal payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions or default provisions relating to non-compliance with covenants, as discussed further below, of our senior secured credit facility. At August 2, 2009, $293.3 million was outstanding under the term loan. At November 2, 2008, letters of credit totaling approximately $13.1 million were outstanding on the revolving credit facility. As a closing condition for the waiver obtained (discussed below), on May 21, 2009, we obtained letters of credit secured by cash collateral held by our agent bank, and secured letters of credit in the aggregate may not exceed $13.5 million. As of August 2, 2009, we had restricted cash in the amount of $13.2 million as collateral related to our $12.4 million of letters of credit.

The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in our senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior credit facility. At August 2, 2009, our interest coverage, leverage and senior debt ratios were 2.02, 13.55 and 8.55, respectively, thus we were not in compliance with all our leverage, senior leverage and interest coverage ratio covenants in our senior credit facility. We have obtained from our senior credit facility lenders a waiver of our non-compliance with financial maintenance covenants and a consent to our entering into the Investment Agreement. The waiver we have obtained from our senior credit facility lenders permitted us to enter into the Investment Agreement, but a successful refinancing and consent of our lenders will be required to close the Preferred Stock

Investment. For more information regarding the restructuring and the related transactions, including the Preferred Stock Investment, the term loan refinancing, the ABL financing and the retirement of the Convertible Notes and the conditions to closing, see Note 19—Subsequent Event. The waiver will expire on November 6, 2009, and if we do not obtain an extension of such waiver we will immediately be in default, which we will not have the ability to cure, under our senior secured credit facility, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay or refinance the term loan would also result in a default under the indenture governing our Convertible Notes, which could also then be declared immediately due and payable. If all debt outstanding were to become due and payable, which could occur as early as November 6, 2009, it would result in a material adverse effect on our financial condition, operations and debt service capabilities. At August 2, 2009, excluding restricted cash, we had a current cash balance of approximately $105.4 million to address our liquidity needs. There can be no assurance the Company would be able to obtain additional amendments or waivers. Such events would have a material adverse impact on the Company’s ability to continue as a going concern.

Further, even if we are able to obtain an extension of our bank waiver, we will be unable to pay our Convertible Notes if the holders thereof exercise their right, as anticipated, to require us to repurchase them in November of 2009. Our failure to pay the Convertible Notes on November 15, 2009 if the note holders exercise their put right would cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

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

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At August 2, 2009 and November 2, 2008, $180.0 million in principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended June 30, 2009; therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemptions or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. Because our revolving credit facility expired on June 18, 2009 and we are not in compliance with such ratios, we do not have the ability to repurchase the Convertible Notes if they are put to us on November 15, 2009. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable.

To address our immediate need for liquidity in light of the potentially imminent default under, and acceleration of, our senior secured credit facility, which may in turn lead to a default under, and acceleration of, our other indebtedness, including the Convertible Notes and in light of the high likelihood that we will be required to repurchase the Convertible Notes on November 15, 2009, the first scheduled mandatory repurchase date, the Company is proposing a comprehensive restructuring through either an out-of-court recapitalization plan (the “Recapitalization Plan” or, in the alternative, an in-court prepackaged plan of reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”), under which the Company will enter into the term loan refinancing and retire all of the Convertible Notes. On September 10, 2009, as a means to achieve the restructuring through the consummation of the Recapitalization Plan and in accordance with the terms of the Investment Agreement, the Company launched an exchange offer to retire the outstanding Convertible Notes.

As discussed in detail in footnote 19-Subsequent Event, if we do not receive consents from 100% of our senior secured credit facility lenders for the term loan refinancing or senior secured creditor do not receive tenders from holders of 95% or more of the outstanding principal amount of the Convertible Notes in the exchange offer, but holders of Convertible Notes or obligations under our credit agreement holding, in either case, at least two-thirds (2/3) in amount and more than one-half (1/2) in number of the claims in the applicable class who actually cast ballots vote to accept the prepackaged plan, we will seek to accomplish the restructuring contemplated by the Investment Agreement on the same terms through a “prepackaged” Chapter 11 bankruptcy proceeding. If we are unable to effect the transactions contemplated by the restructuring either through the Recapitalization Plan or the prepackaged plan, we will likely file for bankruptcy protection under Chapter 11 of the Bankruptcy Code to effect a different plan of reorganization. For more information regarding the restructuring, including the conditions to closing, see Note 19—Subsequent Event.

Note payable

The note payable is related to financed insurance premiums and, as of August 2, 2009 we had outstanding a note payable in the amount of $1.0 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of August 2, 2009 and November 2, 2008 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our condensed consolidated balance sheets at the respective fiscal period ends were:

	August 2, 2009		November 2, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)		(in thousands)

2.125% Convertible Senior Subordinated Notes	$180,000	$116,660	$180,000	$149,456

$400 Million Term Loan	$293,290	$246,364	$293,200	$251,980

The fair value of the Convertible Notes was determined from the market rates as of the last trading day prior to our fiscal period end. The fair value of the Term Loan was based on recent trading activities of comparable market instruments. Subsequent to August 2, 2009, on September 1, 2009 the fair value of the Convertible Notes had increased to $198.7 million as a result of our announced tender offer filed on our current report on Form 8-K dated August 21, 2009. In addition, the fair value of the Term Loan subsequent to August 2, 2009 had increased to $272.8 million on August 26, 2009.

NOTE 13 – DERIVATIVE INSTRUMENT AND HEDGING STRATEGY

Interest Rate Risk

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our $400 million term loan due June 2010 with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007 and decreased again to $105 million on October 14, 2008. The notional amount will further decrease to $65 million on October 13, 2009. The term of the Swap Agreement is four years. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. We formally document qualifying hedge transactions and hedging instruments, and assess, both at inception of the contract and on an ongoing basis, whether the hedging instrument is effective in offsetting changes in cash flows of the hedged transaction. The fair value of the Swap Agreement as of August 2, 2009 and November 2, 2008, was a liability of approximately $3.3 million and $3.9 million, respectively. The fair value excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

Subsequent to the first quarter, we concluded our interest rate swap is no longer an effective hedge and, in the current and prospective periods, until the underlying cash flows relating to the senior secured credit facility again become probable, the changes in the fair value of the hedge are recorded in earnings. As of August 2, 2009, we have not concluded that it is probable that we will not be able to redesignate the Swap against any new debt. Therefore, the amount related to the Swap and recorded to accumulated other comprehensive income (loss) will remain and amortize into earnings over the remaining life of the Swap. For the three months and nine months ended August 2, 2009, we have reduced interest expense by $0.8 million and $0.6 million, respectively, as a result of the changes in fair value of the hedge. If we are unable to refinance our underlying debt and can not redesignate the interest rate swap as an effective hedge, such event would result in us permanently losing the hedge effectiveness of the interest rate swap.

The maximum length of time over which we are hedging our exposure to the variability of future cash flows related to forecasted interest payments through our Swap Agreement is through June 2010. Over the next 12 months, we expect to reclassify $3.3 million of deferred losses from accumulated other comprehensive income to interest expense as related interest payment to the designated interest rate swap recognized. During the three months and nine months ended August 2, 2009, we reclassified $0.9 million and $1.8 million, respectively, into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement.

At August 2, 2009 and November 2, 2008, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Liability Derivative
	Balance Sheet Location	August 2, 2009 Fair Value	November 2, 2008 Fair Value
Derivative designated as hedging instrument under SFAS 133:
Interest rate contract	Other accrued expenses	$3,320	$—
Interest rate contract	Other long-term liabilities	—	3,928

The effect of derivative instruments on the Condensed Consolidated Statement of Income for the three months ended August 2, 2009 and July 27, 2008 was as follows (in thousands):

	Amount of Gain Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in SFAS 133 Cash Flow Hedging Relationship	August 2, 2009	July 27, 2008	Location of Loss Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	August 2, 2009	July 27, 2008
Interest rate contract	$—	$748	Interest expense	$(878)	$—

The effect of derivative instruments on the Condensed Consolidated Statement of Income (Loss) for the nine months ended August 2, 2009 and July 27, 2008 was as follows (in thousands):

	Amount of Loss Recognized in OCI on Derivative (Effective Portion)			Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivative in SFAS 133 Cash Flow Hedging Relationship	August 2, 2009	July 27, 2008	Location of Loss Reclassified from Accumulated OCI into Income (Loss) (Effective Portion)	August 2, 2009	July 27, 2008
Interest rate contract	$—	$(497)	Interest expense	$(1,756)	$—

At August 2, 2009 and November 2, 2008, accumulated other comprehensive loss associated with the Swap Agreement previously qualifying for hedge accounting treatment was $(1.9) million and $(2.4) million, respectively, net of income tax effects.

NOTE 14 – FAIR VALUE MEASUREMENTS

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of August 2, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:

Short-term investments in deferred compensation plan(1)	$5,584	—	—	5,584

Liabilities:

Deferred compensation plan liability	$(5,645)	—	—	(5,645)
Interest rate swap	—	(3,320)	—	(3,320)

Total liabilities	$(5,645)	(3,320)	—	(8,965)

(1)

Unrealized holding gains for both the three months and nine months ended August 2, 2009 was $0.5 million. Unrealized holding losses for the three months and nine months ended July 27, 2008 was $(0.2) million and $(0.4) million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

NOTE 15 – INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%

State income taxes	3.4%	3.3%	3.4%	3.3%

Production activities deduction	—	(2.1)%	—	(2.1)%

Non-deductible goodwill impairment	—	—	(31.3)%	—

Canada valuation allowance	(0.7)%	—	(0.1)%	—

Interest and other non-deductible expenses	7.0%	1.9%	(0.3)%	1.9%

Other	(4.5)%	(0.2)%	0.1%	(0.3)%

Effective tax rate	40.2%	37.9%	6.8%	37.8%

The decrease in our effective tax rate for the nine months ended August 2, 2009 as compared to the prior year period was primarily due to the $611.4 million goodwill impairment charges discussed in Note 6, Goodwill and Other Intangible Assets. A reliable estimate of the interim effective tax rate could not be determined based on the annual pre-tax projection. Therefore, in accordance with FIN 18, Accounting for Income Taxes in Interim Periods–an interpretation of APB Opinion No. 28, the interim effective tax rate was based on the actual year-to-date results.

NOTE 16 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008

Net income (loss)	$3,971	$31,891	$(644,846)	$54,267
Foreign exchange translation gain (loss), net of tax	(3)	1	(5)	(110)
Gain (loss) in fair value of interest rate swap, net of tax	—	748	(554)	(497)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	541	—	1,082	—

Comprehensive income (loss)	$4,509	$32,640	$(644,323)	$53,660

Accumulated other comprehensive loss consists of the following (in thousands):

	August 2, 2009	November 2, 2008

Foreign exchange translation adjustments	$584	$589

Defined benefit pension plan	391	391

Unrealized losses on interest rate swap	(1,892)	(2,420)

Accumulated other comprehensive loss	$(917)	$(1,440)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	Fiscal Three Months Ended August 2, 2009			Fiscal Three Months Ended July 27, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Foreign exchange translation gain (loss)	$(5)	$2	$(3)	$1	$—	$1
Loss in fair value of interest rate swap	—	—	—	1,212	(464)	748
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	878	(337)	541	—	—	—

Other Comprehensive income (loss)	$873	$(335)	$538	$1,213	$(464)	$749

	Fiscal Nine Months Ended August 2, 2009			Fiscal Nine Months Ended July 27, 2008
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount

Foreign exchange translation gain (loss)	$(6)	$1	$(5)	$(171)	$61	$(110)
Loss in fair value of interest rate swap	(900)	346	(554)	(806)	309	(497)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	1,756	(674)	1,082	—	—	—

Other Comprehensive income (loss)	$850	$(327)	$523	$(977)	$370	$(607)

NOTE 17 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our fiscal year ending November 1, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of FSP APB 14-1 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. FSP APB 14-1 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting FSP APB 14-1 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.125%. The retroactive application of this FSP to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.2 million in fiscal 2005, gradually increasing to approximately $9.3 million in fiscal 2009. We have assumed the Convertible Notes would be settled in fiscal 2010 upon the put option date of the holders and, therefore, we will not have additional prospective interest expense upon adoption.

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

NOTE 18 – CONTINGENCIES

We have discovered the existence of trichloroethylene in the ground water at our Southlake, Texas facility. We have filed an application with the Texas Commission of Environmental Quality (“TCEQ”) for entry into the voluntary cleanup program which was accepted. Remediation of the affected plume has been completed. The cost of required confirmation testing of the affected plume will vary depending on the ultimate requirements of the TCEQ. As of August 2, 2009, we have a remaining accrual of $0.03 million to complete site analysis and testing. However, based on the available information, we do not believe there will be a material adverse effect on our business, consolidated financial condition or results of operations.

The New York State Department of Conservation (“DEC”) has notified H.H. Robertson, as predecessor to Robertson Building Systems Limited (“RBSL”), of its potential liability for a portion of the cleanup of the former Frontier Chemical waste handling facility in Niagara Falls. The DEC has indicated that remediation of soils and upper bedrock groundwater will cost between approximately $11 million and $16 million. Whether deeper bedrock ground water will need to be remediated and the cost of any such remediation has not been determined. DEC records indicate that numerous entities sent waste materials to the Frontier site from 1974 to 1992. During the second quarter of fiscal 2008, a group of other potentially responsible parties (“PRPs”) alleged that H.H. Robertson Building Technical Center (“RBTC”) also contributed waste to the Frontier site. Because of the large number of other PRPs and the relatively small alleged contributions of RBSL and RBTC, we do not believe this matter will have a material adverse effect on our business, consolidated financial position or results of operations.

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

NOTE 19 – SUBSEQUENT EVENT

On August 14, 2009, we entered into an investment agreement with CD&R (which was subsequently amended on August 28, 2009 and August 31, 2009, as amended, the “Investment Agreement”), pursuant to which we agreed to issue and sell to CD&R 250,000 shares of a newly created series of convertible preferred stock to be designated the Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share for an aggregate purchase price of $250.0 million less reimbursement to CD&R of up to $9.5 million of expenses (in addition to $5 million previously reimbursed) and a transaction fee of $8.25 million (the “Preferred Stock Investment”). The Preferred Stock is convertible into approximately 196 million shares of our common stock. Our Board of Directors has approved the transaction.

Upon the closing of the Preferred Stock Investment, CD&R is expected to have an approximately 68.5% ownership position in our Company on an as-converted basis. The closing of the Preferred Stock Investment is subject to the satisfaction or waiver of a number of closing conditions set forth in the related agreement, including, among others:

•

refinancing of our existing senior secured credit facility, including the repayment of approximately $143 million in principal amount of the existing $293 million in principal amount of outstanding term loans thereunder and a modification of the terms and an extension of the maturity of the remaining $150 million outstanding balance of the term loans;

•	entry into a new $125 million asset-based revolving credit facility;

•

consummation of an exchange offer by the Company to acquire all of our Convertible Notes in exchange for a combination of $500 in cash and 390 shares of our common stock for each $1,000 principal amount of Convertible Notes, which exchange offer will be subject to a number of conditions, including the tender of at least 95% of the aggregate principal amount of such Convertible Notes which will result in an additional 70.2 million shares of common being issued;

•

the sufficiency of the cash proceeds from the Preferred Stock Investment, together with the Company’s cash on hand at the closing of the Preferred Stock Investment, to consummate the refinancing of the existing senior secured credit facility and the Convertible Notes exchange offer described above, and to pay fees and expenses in connection therewith and the transactions contemplated by the investment agreement;

•

the Company having at closing of the Preferred Stock Investment, on a pro forma basis, not less than $90 million in the aggregate of unutilized and immediately available credit under the asset backed loan facility and unrestricted cash on hand; and

•

other customary closing conditions, including, among others, the expiration or termination of any waiting period required to consummate the Preferred Stock Investment under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and accuracy of each party’s representations and warranties in the Investment Agreement, subject to the applicable materiality standards set forth therein.

The terms of the amended credit facility are to be on the terms set forth in a Form of Amended Credit Agreement, attached as an exhibit to the Investment Agreement, and the terms of the new asset-backed revolving credit facility are to be on the terms set forth in an ABL Term Sheet, attached as an exhibit to the Investment Agreement, or on such other terms as may be acceptable to CD&R as and to the extent provided for in the Investment Agreement. The Investment Agreement contemplates that, if we do not receive consents from 100% of our senior secured credit facility lenders for the refinancing of our existing credit facility or do not receive tenders from holders of 95% or more of the outstanding principal amount of our Convertible Notes in the exchange offer by the expiration date of the exchange offer, but holders of Convertible Notes or obligations under our agreement holding, in either case, at least two-thirds ( 2/3) in amount and more than one-half ( 1/2) in number of the claims in the applicable class who actually cast ballots vote to accept the prepackaged plan, we will seek to accomplish the restructuring contemplated by the Investment Agreement on the same terms through a “prepackaged” Chapter 11 bankruptcy proceeding. If the Preferred Stock Investment and related transactions are accomplished through a “prepackaged” bankruptcy proceeding, CD&R will have a number of additional termination rights relating to the occurrence or non-occurrence of certain procedural events in the course of the bankruptcy proceeding. The terms of the “prepackaged” bankruptcy proceeding are to be on the terms set forth in the Prepackaged Plan Term Sheet, attached as an exhibit to the Investment Agreement, and otherwise as provided in the Investment Agreement.

We made certain customary representations and warranties in the Investment Agreement and agreed to certain covenants, including covenants regarding the operation of our business and our subsidiaries prior to the closing and covenants prohibiting us from, among other things, soliciting, providing non-public information relating our Company or our subsidiaries in connection with, or entering into discussions concerning, proposals relating to alternative business combination transactions, except (1) in limited circumstances relating to unsolicited proposals that are, or may reasonably be expected to lead to, a Superior Proposal (as defined in the Investment Agreement) and (2) after September 30, 2009, if certain conditions are satisfied, relating to a Contingency Plan Proposal (as defined in the Investment Agreement).

Under the Investment Agreement, we provided pre- and post-closing indemnities. We agreed to indemnify CD&R and its affiliates after the date of the Investment Agreement from losses arising out of, or resulting from, our authorization and approval and the Company’s and/or CD&R’s execution, delivery, performance or termination of the Investment Agreement or the transactions in connection with the Investment Agreement (other than any losses attributable to the economic risks of CD&R’s investment decision). This indemnity will apply in the event that CD&R indemnified persons are named in a lawsuit by persons other than the Company. In addition, we agreed that, after the closing, we will indemnify CD&R and its affiliates for any breaches of our representations and warranties and violations of our covenants. This post-closing indemnity is subject to certain limitations, including a cap of $75 million in the aggregate for indemnifiable losses under some of the representations. Losses under other specified fundamental representations are uncapped, except as provided in the next sentence. Our monetary liabilities under the Investment Agreement to CD&R, including, without limitation, any termination fees and expenses payable as described in the succeeding paragraph and pursuant to the indemnity, are also capped at an amount equal to the Cash Proceeds.

The Investment Agreement contains termination rights for both the Company and CD&R and provides that (1) if the Investment Agreement is terminated under specified circumstances (including (a) if our board of directors elects to enter into an agreement involving a Superior Proposal (as defined in the Investment Agreement) or (b) if the Investment Agreement is terminated under certain circumstances and we enter into a Qualified Transaction (as defined in the Investment Agreement) within twelve months of such termination), we may be required to pay CD&R a termination fee of $8.25 million and reimburse up to $9.5 million of CD&R’s expenses in addition to amounts previously reimbursed and (2) if the Investment Agreement is terminated under other specified circumstances where CD&R has not taken any action, or failed to take any action, in breach of the Investment Agreement which proximately caused the termination of the Investment Agreement, we may be required to reimburse up to $4.5 million of CD&R’s expenses in addition to amounts previously reimbursed. Concurrently with the execution of the Investment Agreement, we agreed to reimburse CD&R for up to $5 million of documented out-of-pocket expenses incurred by CD&R through August 14, 2009. If the Preferred Stock Investment is completed, we will reduce the $250.0 million proceeds to reimburse CD&R up to $9.5 million of expenses (in addition to amounts previously reimbursed) and will pay to CD&R a transaction fee of $8.25 million.

See our current report on Form 8-K dated August 14, 2009 for more information.

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

Third Fiscal Quarter

While the commercial and industrial markets for the engineered building systems segment remained depressed during the third quarter of fiscal 2009, there was a noticeable increase in the small building market, as individual end users took advantage of reduced steel costs. International projects continue to offer opportunities for the engineered building systems segment, as well as government and military projects. We have committed significant resources to identifying and qualifying opportunities in this government and military arena, as projects funded by stimulus dollars begin to move forward.

The metal components segment also benefited from cost reductions and efficiencies. The broader market for the metal components segment is not as depressed as for the engineered building systems segment. Specifically, the agricultural related portion of their market continued to show improvement, increasing 74% in tons per day sequentially and is expected to remain strong through the end of the fiscal year. Additionally, the metal components segment serves a large repair and retrofit segment of the industry.

The metal coaters segment continues to increase market share, including both package and toll sales, outside of the metal building construction market. External volume processed in the third quarter of fiscal 2009 was up 32% compared to the second quarter of fiscal 2009. The metal coaters segment also benefited from efficiencies during the third quarter of fiscal 2009.

The total tonnage shipped by our metal components and engineered building systems segments in the third quarter of fiscal 2009 was up 18.7% compared with the previous quarter of fiscal 2009 but 45.6% below last year’s third quarter. Our utilization rate moved up to 51% in the third quarter of fiscal 2009 from 40% in the second quarter of fiscal 2009. The backlog in the engineered building systems segment was $285 million at the end of the third quarter of fiscal 2009 which was higher than the prior quarter of the current year on a steel price-adjusted basis.

We are facing continued weakness in non-residential construction activity, and industry forecasts do not indicate any meaningful improvement in the next two fiscal years.

Pending Preferred Stock Investment and Restructuring Transactions

On August 14, 2009, we entered into an investment agreement (the “Investment Agreement”) with Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R”), pursuant to which we agreed to issue and sell to CD&R 250,000 shares of a newly created series of preferred stock to be designated the Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share for an aggregate purchase price of $250.0 million less reimbursement to CD&R of up to $9.5 million of expenses (in addition to amounts previously reimbursed) and a transaction fee of $8.25 million (the “Preferred Stock Investment”). The Preferred Stock is convertible into approximately 196 million shares of our common stock. Our Board of Directors has approved the transaction.

Upon the closing of the Preferred Stock Investment, CD&R is expected to have an approximately 68.5% ownership position in our Company on an as-converted basis. The closing of the Preferred Stock Investment is subject to the satisfaction or waiver of a number of closing conditions set forth in the related agreement, including, among others:

•

refinancing of our existing senior secured credit facility, including the repayment of approximately $143 million in principal amount of the existing $293 million in principal amount of outstanding term loans thereunder and a modification of the terms and an extension of the maturity of the remaining $150 million outstanding balance of the term loans;

•	entry into a new $125 million asset-based revolving credit facility;

•	consummation of an exchange offer by the Company to acquire all of our existing 2.125% convertible notes due 2024 (“Convertible Notes”) in exchange for a combination of $500 in cash and 390 shares of our common stock for each $1,000 principal amount of Convertible Notes, which exchange offer will be subject to a number of conditions, including the tender of at least 95% of the aggregate principal amount of such Convertible Notes which will result in an additional 70.2 million shares of common being issued;

•

the sufficiency of the cash proceeds from the Preferred Stock Investment, together with the Company’s cash on hand at the closing of the Preferred Stock Investment, to consummate the refinancing of the existing senior secured credit facility and the Convertible Notes exchange offer described above, and to pay fees and expenses in connection therewith and the transactions contemplated by the Investment Agreement;

•

the Company having at the closing of the Preferred Stock Investment, on a pro forma basis, not less than $90 million in the aggregate of unutilized and immediately available credit under the asset backed loan facility and unrestricted cash on hand; and

•

other customary closing conditions, including, among others, the expiration or termination of any waiting period required to consummate the Preferred Stock Investment under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and accuracy of each party’s representations and warranties in the Investment Agreement, subject to the applicable materiality standards set forth therein.

The terms of the amended credit facility are to be on the terms set forth in a Form of Amended Credit Agreement, attached as an exhibit to the Investment Agreement, and the terms of the new asset-backed revolving credit facility are to be on the terms set forth in an ABL Term Sheet, attached as an exhibit to the Investment Agreement, or on such other terms as may be acceptable to CD&R as and to the extent provided for in the Investment Agreement. The Investment Agreement contemplates that, if we do not receive consents from 100% of our senior secured credit facility lenders for the refinancing of our existing credit facility or do not receive tenders from holders of 95% or more of the outstanding principal amount of our Convertible Notes in the exchange offer by the expiration date of the exchange offer, holders of Convertible Notes or obligations under our credit agreement holding, in either case, at least two-thirds ( 2/3) in amount and more than one-half ( 1/2) in number of the claims in the applicable class who actually cast ballots vote to accept the prepackaged plan, we will seek to accomplish the restructuring contemplated by the Investment Agreement will occur on the same terms through a “prepackaged” Chapter 11 bankruptcy proceeding. If the Preferred Stock Investment and related transactions are accomplished through a “prepackaged” bankruptcy proceeding, CD&R will have a number of additional termination rights relating to the occurrence or non-occurrence of certain procedural events in the course of the bankruptcy proceeding. The terms of the “prepackaged” bankruptcy proceeding are to be on the terms set forth in the Prepackaged Plan Term Sheet, attached as an exhibit to the Investment Agreement, and otherwise as provided in the Investment Agreement.

Under the Investment Agreement, we provided pre- and post-closing indemnities. We agreed to indemnify CD&R and its affiliates after the date of the Investment Agreement from losses arising out of, or resulting from, our authorization and approval and the Company’s and/or CD&R’s execution, delivery, performance or termination of the Investment Agreement or the transactions in connection with the Investment Agreement (other than any losses attributable to the economic risks of CD&R’s investment decision). This indemnity will apply in the event that CD&R indemnified persons are named in a lawsuit by persons other than the Company. In addition, we agreed that, after the closing, we will indemnify CD&R and its affiliates for any breaches of our representations and warranties and violations of our covenants. This post-closing indemnity is subject to certain limitations, including a cap of $75 million in the aggregate for indemnifiable losses under some of the representations. Losses under other specified fundamental representations are uncapped, except as provided in the next sentence. Our monetary liabilities under the Investment Agreement to CD&R, including, without limitation, any termination fees and expenses payable as described in the succeeding paragraph and pursuant to the indemnity, are also capped at an amount equal to the Cash Proceeds.

The Investment Agreement contains termination rights for both the Company and CD&R and provides that (1) if the Investment Agreement is terminated under specified circumstances (including (a) if our board of directors elects to enter into an agreement involving a Superior Proposal (as defined in the Investment Agreement) or (b) if the Investment Agreement is terminated under certain circumstances and we enter into a Qualified Transaction (as defined in the Investment Agreement) within twelve months of such termination), we may be required to pay CD&R a termination fee of $8.25 million and reimburse up to $9.5 million of CD&R’s expenses in addition to amounts previously reimbursed and (2) if the Investment Agreement is terminated under other specified circumstances where CD&R has not taken any action, or failed to take any action, in breach of the Investment Agreement which proximately caused the termination of the Investment Agreement, we may be required to reimburse up to $4.5 million of CD&R’s expenses in addition to amounts previously reimbursed. Concurrently with the execution of the Investment Agreement, we agreed to reimburse CD&R for up to $5 million of documented out-of-pocket expenses incurred by CD&R through August 14, 2009. If the Preferred Stock Investment is completed, we will reduce the $250.0 million proceeds to reimburse CD&R up to $9.5 million of expenses (in addition to amounts previously reimbursed) and will pay to CD&R a transaction fee of $8.25 million.

Covenant Non-Compliance and Waiver

As of August 2, 2009, we were not in compliance with our leverage, senior leverage and interest coverage ratio covenants in our senior secured credit facility. We have obtained a waiver from our senior credit facility lenders of our non-compliance with the financial maintenance covenants and a consent to our entering into the Investment Agreement. The waiver will remain in effect through November 6, 2009. Please read “Liquidity and Capital Resources” for a more detailed description of the waiver, our upcoming debt maturities and the consequences that would likely result should we fail to close the Preferred Stock Investment and related transactions by such extended deadline. If all debt outstanding were to become due, which could occur as early as November 6, 2009, this would result in a material adverse effect on our financial condition, operations, debt service capabilities and our ability to continue as a going concern.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The overall decline in economic conditions beginning in the third quarter of 2008 has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages.

Over the same period, there has been significant volatility in the price of steel, the primary raw material in our production process. In the first nine months of fiscal 2009, steel prices decreased at a precipitous rate until July 2009 when steel prices began to increase. According to the CRU North American steel price index, steel prices were 51% lower in July 2009 compared with July 2008. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we have written down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in significantly decreased activity levels for our business. During the first nine months of fiscal 2009, our sales volumes were significantly below our expectations, primarily in our engineered buildings and components segments. The corresponding decrease in our operating results has resulted in us violating certain debt covenants for which we have obtained a waiver from our lenders. See “Liquidity and Capital Resources – Debt.” When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in nonresidential construction in 2009 compared to 2008. Subsequently, McGraw-Hill revised its forecast further downward and, as of July 2009, was predicting a 35% decline in nonresidential construction activity in 2009 compared to 2008. McGraw-Hill has also reported a 41.8% reduction in low-rise nonresidential (less than 5 stories) square-footage starts during the first nine months of fiscal 2009 compared with the same period in fiscal 2008.

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

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal nine months ended August 2, 2009, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. See additional discussion of steel prices in “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

Steel prices increased rapidly and steeply during the first half of 2008, and then began a rapid and precipitous decline in the fall of 2008. Steel prices have continued to fall from November 2008 to June 2009 due to the overall further deepening of the economic recession, and as expected, customers have continued to hold off making purchasing decisions in anticipation of further reduction in steel prices. However, steel prices started to increase in July 2009. The monthly CRU index data for the North American Steel Price Index, published by the CRU Group, has decreased 46.0% from October 2008 to July 2009. During the first nine months of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “–Liquidity and Capital Resources –Steel Prices” and “Item 3. Quantitative and Qualitative Disclosures About Market Risk –Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2009 published in July 2009 indicates an expected reduction of 35% in square footage and a decrease of 21% in dollar value as compared to the prior calendar year. In 2010, a further decrease of 3% in square footage compared to 2009 is expected before increasing in 2011, with an increase of 11% in dollar value in 2010 compared to 2009. Additionally, we review the American Institute of Architects’ survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

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

We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot-rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 7 of our condensed consolidated financial statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	August 2, 2009		July 27, 2008		August 2, 2009		July 27, 2008
		%		%		%		%
Sales:
Metal coil coating	$44,256	19	$90,732	19	$125,283	17	$233,178	19
Metal components	113,216	47	202,826	43	336,250	47	513,377	41
Engineered building systems	130,398	55	292,715	61	412,040	57	778,767	62
Intersegment sales	(49,431)	(21)	(108,677)	(23)	(150,051)	(21)	(270,094)	(22)

Total sales	$238,439	100	$477,596	100	$723,522	100	$1,255,228	100

Operating income:
Metal coil coating	$1,023	2	$11,360	13	$(105,675)	(84)	$20,760	9
Metal components	13,162	12	32,174	16	(143,536)	(43)	56,867	11
Engineered building systems	9,038	7	28,514	10	(389,806)	(95)	74,244	10
Corporate	(12,959)	—	(16,333)	—	(40,780)	—	(48,148)	—

Total operating income (% of sales)	$10,264	4	$55,715	12	$(679,797)	(94)	$103,723	8
Unallocated other expense	(3,618)		(4,399)		(11,912)		(15,920)

Income before income taxes	$6,646		$51,316		$(691,709)		$87,803

					August 2, 2009		November 2, 2008
						%		%
Total assets:
Metal coil coating					$64,059	10	$196,615	14
Metal components					157,764	25	371,464	27
Engineered building systems					245,664	39	716,671	52
Corporate					160,148	26	95,951	7

Total assets					$627,635	100	$1,380,701	100

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments.

FISCAL THREE MONTHS ENDED AUGUST 2, 2009 COMPARED TO FISCAL THREE MONTHS ENDED JULY 27, 2008

Consolidated sales for the three months ended August 2, 2009 were $238.4 million compared with $477.6 million for the three months ended July 27, 2008. Sales were down 50.1%, or $239.2 million. This decrease resulted from a 35.7% decrease in external tonnage volumes and by lower relative sales prices in each of our three segments. Lower tonnage volumes in all three segments in the third quarter of fiscal 2009 compared with the same period in 2008 were driven by reduced demand for such products resulting from the 48.4% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales decreased by 49.2% for the three months ended August 2, 2009 to $177.3 million compared with $349.0 million for the three months ended July 27, 2008. Gross margins were 25.6% for the three months ended August 2, 2009 compared to 26.9% for the same prior year period. Although we have taken steps to reduce our variable costs, margins decreased in the metal coil coating and metal components segments. The decrease in margins at the metal components segment was due to the effect of fixed costs in relation to substantially reduced sales. The decrease in margin at the metal coil coating segment was due to higher material costs compared to sales prices.

Metal coil coating sales decreased $46.5 million to $44.3 million in the three months ended August 2, 2009 from $90.7 million in the prior year’s period. Sales to third parties for the three months ended August 2, 2009 decreased $11.8 million to $16.1 million from $27.9 million in the prior year’s period primarily as a result of lower sales prices and a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. However, the shift in product mix during the three month period compared with the same prior year period was offset by higher material costs compared to sales prices. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. In addition, there was a $34.6 million decrease in intersegment sales for the three months ended August 2, 2009 compared with the prior year’s period. Metal coil coating third-party sales accounted for 6.7% of total consolidated third-party sales in the three months ended August 2, 2009 compared to 5.8% in the three months ended July 27, 2008.

Operating income of the metal coil coating segment decreased in the three months ended August 2, 2009 to $1.0 million compared to $11.4 million in the prior year’s period primarily due to a $10.8 million decrease in gross profit. The gross margins were lower primarily due to higher material costs compared to sales prices than in the prior period.

Metal components sales decreased $89.6 million to $113.2 million in the three months ended August 2, 2009 compared to $202.8 million in the prior year’s period. Sales were down due to a 30.0% decrease in external tons shipped compared to the prior year’s period and lower sales prices. Sales to third parties for the three months ended August 2, 2009 decreased $72.4 million to $96.1 million from $168.5 million in the prior year’s quarter. In addition, there was a $17.2 million decrease in intersegment sales for the three months ended August 2, 2009 compared with the prior year’s period. Metal components third-party sales accounted for 40.3% of total consolidated third-party sales in the three months ended August 2, 2009 compared to 35.3% in the three months ended July 27, 2008.

Operating income of the metal components segment decreased in the three months ended August 2, 2009 to $13.2 million compared to income of $32.2 million in the prior year’s period. This $19.0 million decrease resulted from charges related to a $23.7 million decrease in gross profit, partially offset by a $4.7 million decrease in selling and administrative expenses primarily related to a $2.0 million decrease in incentive compensation costs, a $1.4 million decrease in wages and compensation costs due to lower headcount and decreases in other various expenses. The gross margins were lower due to lower relative sales prices and a 30.0% decrease in tonnage volumes compared to the prior year’s period.

Engineered building systems sales decreased $162.3 million to $130.4 million in the three months ended August 2, 2009 compared to $292.7 million in the prior year’s period. This decrease resulted from a 54.1% decrease in external tons shipped. Sales to third parties for the three months ended August 2, 2009 decreased $155.0 million to $126.3 million from $281.2 million in the prior year’s period. In addition, there was a $7.4 million decrease in intersegment sales for the three months ended August 2, 2009. Engineered building systems third-party sales accounted for 53.0% of total consolidated third-party sales in the three months ended August 2, 2009 compared to 58.9% in the three months ended July 27, 2008.

Operating income of the engineered building systems segment decreased in the three months ended August 2, 2009 to $9.0 million compared to income of $28.5 million in the prior year’s period. This $19.5 million decrease resulted from a $33.0 million decrease in gross profit, partially offset by a $13.6 million decrease in selling and administrative expenses. The gross margins were lower due to a 54.1% decrease in tonnage volumes. We recorded restructuring charges of $1.1 million in the current quarter primarily related to our closing of manufacturing plants located in Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The decrease in selling and administrative expenses was primarily due to a $6.9 million decrease in wages and compensation costs due to lower headcount, a $4.0 million decrease in incentive compensation costs, a $1.4 million decrease in temporary labor, a $1.1 million decrease in 401(k) employer matching costs and decreases in other various expenses. In addition, operating income included an out of period pre-tax $0.6 million paid time off adjustment related to our engineered building systems segment.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $49.6 million in the three months ended August 2, 2009 compared to $72.8 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to a decrease of $8.6 million in wages and compensation costs due to lower headcount and a $7.9 million decrease in incentive compensation costs. The remaining decrease was the result of a $1.9 million decrease in temporary labor, a $1.6 million decrease in health insurance costs, a $1.5 million decrease in 401(k) employer matching costs and decreases in other various expenses. As a percentage of sales, selling, general and administrative expenses were 20.8% for the three months ended August 2, 2009 as compared to 15.2% for the three months ended July 27, 2008.

Consolidated restructuring charge increased to $1.2 million in the first three months ended August 2, 2009 compared with $0.04 million in the prior year’s period. This increase was primarily related to our plan to close our engineered building systems manufacturing plants located in Rocky Mount, North Carolina, Columbus,

Mississippi and Mount Pleasant, Iowa. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. The charge in the prior period was related to the plan to exit our residential overhead door product line, included in our metal components segment.

Consolidated interest expense for the three months ended August 2, 2009 decreased by 18.5% to $4.4 million compared to $5.4 million for the prior year’s period. Lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt, partially offset by a 2% increase in the rate margin associated with our variable rate debt.

Consolidated provision for income taxes for the three months ended August 2, 2009 decreased by 86.2% to $2.7 million compared to $19.4 million for the prior year’s period. The decrease was primarily due to a $44.7 million decrease in pre-tax earnings.

Diluted earnings (loss) per share for the three months ended August 2, 2009 decreased to $0.20 per diluted share compared to $1.63 per diluted share for the prior fiscal period. The decrease was primarily due to a $27.9 million decrease in net income (loss) resulting from the factors described above. There was no dilution effect of the Convertible Notes for both the three months ended August 2, 2009 and July 27, 2008.

FISCAL NINE MONTHS ENDED AUGUST 2, 2009 COMPARED TO FISCAL NINE MONTHS ENDED JULY 27, 2008

Consolidated sales for the nine months ended August 2, 2009 were $723.5 million compared with $1.3 billion for the nine months ended July 27, 2008. Sales were down 42.4%, or $531.7 million. This decrease resulted from a 40.8% decrease in external tonnage volumes, partially offset by higher relative sales prices in the engineered buildings systems and metal components segments. Lower tonnage volumes in all three segments in the first nine months of fiscal 2009 compared with the same period in 2008 were driven by reduced demand for such products resulting from the 41.8% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.

Consolidated cost of sales decreased by 39.5% for the nine months ended August 2, 2009 to $568.8 million compared with $940.1 million for the nine months ended July 27, 2008. Gross margins were 15.0% for the nine months ended August 2, 2009 compared to 25.1% for the same prior year period. During the first nine months of fiscal 2009, we recorded a $40.0 million lower of cost or market inventory adjustment, which accounted for 5.5% of the reduction in gross margin percentage, to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we have taken steps to reduce our variable costs, margins decreased across all three segments due to the effect of fixed costs in relation to substantially reduced sales. In addition, we recorded a $5.9 million asset impairment charge, which accounted for 0.8% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment and at corporate.

Metal coil coating sales decreased $107.9 million to $125.3 million in the nine months ended August 2, 2009 from $233.2 million in the prior year’s period. Sales to third parties for the nine months ended August 2, 2009 decreased $34.9 million to $39.7 million from $74.6 million in the prior year’s period as a result of a 20.4% decrease in external tonnage volumes and a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. The dominant component of the price in package sales is steel which only allows for a minimal mark-up. However, the shift in product mix during the nine month period compared with the same prior year period was offset by higher material costs compared to sales prices. In addition, there was a $73.0 million decrease in intersegment sales for the nine months ended August 2, 2009 compared with the prior year’s period. Metal coil coating third-party sales accounted for 5.5% of total consolidated third-party sales in the nine months ended August 2, 2009 compared to 5.9% in the nine months ended July 27, 2008.

Operating income (loss) of the metal coil coating segment decreased in the nine months ended August 2, 2009 to a loss of $(105.7) million compared to income of $20.8 million in the prior year’s period primarily due to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments and a $28.6 million decrease in gross profit. During the first nine months of fiscal 2009, we recorded a charge of $8.1 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were lower primarily due to lower relative sales prices than in the prior period. The fiscal 2008 period also included a pre-tax out of period charge of $0.9 million to correct work-in-process standard costs. Gross margins were also impacted by a 20.4% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $99.0 million.

Metal components sales decreased $177.1 million to $336.3 million in the nine months ended August 2, 2009 compared to $513.4 million in the prior year’s period. Sales were down due to a 37.0% decrease in external tons shipped compared to the prior year’s period, partially offset by higher sales prices. Sales to third parties for the nine months ended August 2, 2009 decreased $147.4 million to $283.8 million from $431.2 million in the prior year’s quarter. In addition, there was a $29.8 million decrease in intersegment sales for the nine months ended August 2, 2009 compared with the prior year’s period. Metal components third-party sales accounted for 39.2% of total consolidated third-party sales in the nine months ended August 2, 2009 compared to 34.4% in the nine months ended July 27, 2008.

Operating income (loss) of the metal components segment decreased in the nine months ended August 2, 2009 to a loss of $(143.5) million compared to income of $56.9 million in the prior year’s period. This $200.4 million decrease resulted from charges related to an inventory lower of cost or market adjustment and goodwill and other intangible asset impairments and a $44.4 million decrease in gross profit, partially offset by a $9.4 million decrease in selling and administrative expenses. During the first nine months of fiscal 2009, we recorded a charge of $17.2 million to adjust certain raw material inventory to the lower of cost or market. The gross margins were also lower due to a 37.0% decrease in tonnage volumes compared to the prior year’s period. We have also recorded a non-cash goodwill and other intangible asset impairment charge of $147.2 million and restructuring charges of $1.2 million in the current nine month period. The restructuring charges primarily related to our plan to close our Big Rapids, Michigan manufacturing plant. The decrease in selling and administrative expenses was primarily due to a $3.1 million decrease in wages and compensation costs due to lower headcount, a $2.7 million decrease in incentive compensation costs and decreases in various other expenses.

Engineered building systems sales decreased $366.7 million to $412.0 million in the nine months ended August 2, 2009 compared to $778.8 million in the prior year’s period. This decrease resulted from a 52.9% decrease in external tons shipped, partially offset by higher sales prices. Sales to third parties for the nine months ended August 2, 2009 decreased $349.5 million to $400.0 million from $749.5 million in the prior year’s period. In addition, there was a $17.3 million decrease in intersegment sales for the nine months ended August 2, 2009. Engineered building systems third-party sales accounted for 55.3% of total consolidated third-party sales in the nine months ended August 2, 2009 compared to 59.7% in the nine months ended July 27, 2008.

Operating income (loss) of the engineered building systems segment decreased in the nine months ended August 2, 2009 to a loss of $(389.8) million compared to income of $74.2 million in the prior year’s period. This $464.1 million decrease resulted from charges related to an inventory lower of cost or market adjustment, goodwill and other intangible asset impairments, asset impairment and restructuring charges and a $95.9 million decrease in gross profit, partially offset by a $32.9 million decrease in selling and administrative expenses. The gross margins were lower due to a 52.9% decrease in tonnage volumes. During the first nine months of fiscal 2009, we recorded a charge of $14.7 million to adjust certain raw material inventory to the lower of cost or market and recorded a $4.0 million asset impairment charge for certain assets primarily at the manufacturing plants located in Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. We also recorded a non-cash goodwill and other intangible asset impairment charge of $376.4 million and restructuring charges of $6.0 million in the current nine month period related to our plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, Hernando, Mississippi, Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The decrease in selling and administrative expenses was primarily due to a $15.2 million decrease in wages and compensation costs due to lower headcount, a $6.9 million decrease in incentive compensation costs, a $3.3 million decrease in temporary labor, a $2.8 million decrease in 401(k) employer matching costs, a $2.3 million decrease in health insurance costs and decreases in other various expenses.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $158.6 million in the nine months ended August 2, 2009 compared to $210.5 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to a decrease of $18.9 million in wages and compensation costs due to lower headcount, a $12.5 million decrease in incentive compensation costs, a $4.8 million decrease in temporary labor and a $3.5 million decrease in 401(k) employer matching costs. We also had a $2.9 million decrease in executive retirement costs due primarily to accelerated vesting of certain restricted stock grants of former executives upon retirement in the first nine months of fiscal 2008. The remaining decrease was the result of a $2.6 million decrease in health insurance costs, a $1.5 million decrease in pre-tax share-based compensation costs and decreases in other various expenses. As a percentage of sales, selling, general and administrative expenses were 21.9% for the nine months ended August 2, 2009 as compared to 16.8% for the nine months ended July 27, 2008.

Consolidated goodwill and other intangible asset impairment was $622.6 million in the nine months ended August 2, 2009 compared with no amount recorded in the prior year’s period. This increase impacted all three of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009, our lowering projected cash flows and implementing Phase III of our restructuring plan in the second quarter of fiscal 2009.

Consolidated restructuring charge increased to $7.4 million in the nine months ended August 2, 2009 compared with $0.9 million in the prior year’s period. This increase was primarily related to our plan to close our engineered building systems manufacturing plants located in Lockeford, California, Mattoon, Illinois, Hernando, Mississippi, Rocky Mount, North Carolina, Columbus, Mississippi and Mount Pleasant, Iowa. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. The $0.9 million charge in the prior period was related to the plan to exit our residential overhead door product line, included in our metal components segment.

Consolidated interest expense for the nine months ended August 2, 2009 decreased by 27.0% to $13.0 million compared to $17.9 million for the prior year’s period. Lower interest rates reduced the interest expense associated with the variable portion of our outstanding debt.

Consolidated provision (benefit) for income taxes for the nine months ended August 2, 2009 decreased by 239.7% to $(46.9) million compared to $33.5 million for the prior year’s period. The decrease was primarily due to a $779.5 million decrease in pre-tax earnings (loss).

Diluted earnings (loss) per share for the nine months ended August 2, 2009 decreased to $(33.12) per diluted share compared to $2.79 per diluted share for the prior fiscal period. The decrease was primarily due to a $699.1 million decrease in net income (loss) resulting from the factors described above. There was no dilution effect of the Convertible Notes for both the nine months ended August 2, 2009 and July 27, 2008.

LIQUIDITY AND CAPITAL RESOURCES

General

On August 2, 2009 we had negative working capital of $(275.9) million compared to $230.7 million at the end of fiscal 2008, a $506.6 million decrease. The decrease in working capital was primarily due to the classification of all our long-term debt under both our senior secured credit facility and our Convertible Notes as current. Our cash and cash equivalents increased $37.2 million to $105.4 million compared to $68.2 million at November 2, 2008. The increase in cash resulted from $75.3 million of cash provided by operating activities, partially offset by $17.1 million of cash used in investing activities and $21.1 million of cash used in financing activities primarily due to deposits of restricted cash related to collateralized letters of credit, payments of financing costs and note payable and long-term debt payments. The cash used in investing activities was primarily related to $17.9 million used for capital expenditures primarily related to new IPS facilities and computer software. The cash used in operating activities was impacted by a $154.7 million decrease in current assets and a $110.2 million decrease in current liabilities, excluding the current portion of long-term debt, from the end of fiscal 2008. The decrease in current assets is primarily related to decreases in accounts receivable and inventory. The decrease in accounts receivable resulted primarily from lower sales and the decrease of inventory resulted from decreased tons. The decrease in current liabilities is related to decreases in accrued liabilities and accounts payable.

We invest our excess cash in various overnight investments.

Debt

Capital Structure. The senior secured credit facility requires compliance with various covenants and provisions customary for agreements of this nature, including a restricted payments test, and a minimum ratio of Consolidated EBITDA (as defined in the senior secured credit facility) to interest expense of 5.0 to 1 and maximum ratios of total debt and senior debt to Consolidated EBITDA of 4.0 to 1 and 2.75 to 1, respectively. At November 2, 2008, our interest coverage, leverage and senior debt ratios were 8.73, 2.48 and 1.56, respectively, and we were in compliance with all ratio requirements and covenants in our senior secured credit facility. At August 2, 2009, our interest coverage, leverage and senior debt ratios were 2.02, 13.55 and 8.55, respectively, thus we were not in compliance with all our ratio covenants in our senior secured credit facility. We have obtained waivers from our senior credit facility lenders of our non-compliance with the financial maintenance covenants and a consent to our entering into the Investment Agreement. The closing of the Preferred Stock Investment is subject to a number of conditions, including, among other things, the consummation of the term loan refinancing and the retirement of our Convertible Notes upon the terms set forth in the Investment Agreement. The waiver we have obtained from our senior secured lenders permitted us to enter into the Investment Agreement, but a successful refinancing and consent of our lenders will be required to close the Preferred Stock Investment. The waiver will expire on November 6, 2009, and if we do not obtain an extension of such waiver we will immediately be in default, which we will not have the ability to cure, under our senior secured credit facility, and the lenders under our senior credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our Convertible Notes, which could also then be declared immediately due and payable. If all debt outstanding were to become due and payable, which could occur as early as November 6, 2009, it would result in a material adverse effect on our financial condition, operations and debt service capabilities. At August 2, 2009, excluding restricted cash, we had a current cash balance of approximately $105.4 million to address our liquidity needs. There can be no assurance the Company would be able to obtain additional amendments or waivers. Such events would have a material adverse impact on the Company’s ability to continue as a going concern.

Further, even if we are able to obtain an extension of our bank waiver, we will be unable to pay our Convertible Notes if the holders thereof exercise their right, as anticipated, to require us to repurchase them in November of 2009. Our failure to pay the Convertible Notes on November 15, 2009 if the note holders exercise their put right would cause us to be in default under both the indenture governing the Convertible Notes and our senior secured credit facility, and could result in all debt outstanding under both agreements to be declared immediately due and payable. See “—Liquidity and Capital Resources” for more information.

Our $180 million of Convertible Notes have a call and put feature that will become exercisable in November 2009. Based on our current stock price, we anticipate the holders of our Convertible Notes will exercise their put right and require we repurchase such notes in November 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemptions or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0. Because our revolving credit facility expired on June 18, 2009 and we are not in compliance with such ratios, we do not have the ability to repurchase the Convertible Notes if they are put to us on November 15, 2009. A failure to pay upon a conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all $473 million of debt outstanding under both agreements to be declared immediately due and payable.

Because we are not currently in compliance with the covenant ratios in our senior secured credit facility, and because we may be required to repurchase the Convertible Notes on November 15, 2009, both the Convertible Notes and the Term Loan are classified as a current obligation on our consolidated balance sheet at August 2, 2009.

Other than the $0.4 million of the industrial revenue bond and as discussed above with respect to our Convertible Notes, we have no debt obligations that require any repayment or amortization during fiscal 2009.

Credit Facility. Our senior secured credit facility includes a $125 million five-year revolving credit facility which matured on June 18, 2009, with a sub-facility for letters of credit of a maximum of $50 million, and a $400 million term loan maturing June 18, 2010. The term loan requires principal payments of $1.0 million each quarter and a final payment of $374.7 million at maturity. However, we made additional payments during fiscal 2006 and, as a result, will not be required to make any more principal payments until the maturity date except under the mandatory prepayment provisions in our senior secured credit facility. At August 2, 2009, $293.3 million was outstanding under the term loan. At November 2, 2008, letters of credit totaling approximately $13.1 million were outstanding on the revolving credit facility and $293.3 million was outstanding under the term loan. In May 2009, we entered into a cash collateral agreement with our agent bank for our letters of credit outstanding. As of August 2, 2009, we had restricted cash in the amount of $13.2 million as collateral related to our $12.4 million of letters of credit.

Loans under the senior secured credit facility bear interest, at our option, as follows: (1) base rate loans at the base rate plus a margin, which for term loans is 0.5% and for revolving loans fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%; and (2) LIBOR loans at LIBOR plus a margin, which for term loans is 1.50% and for revolving loans fluctuates based on our leverage ratio and ranges from 1.25% to 2.25%. “Base rate” is defined as the higher of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate, and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. Based on our current leverage ratios, we will pay a margin of 1.25% on base rate loans and 2.25% on LIBOR loans under the revolving facility and a margin of 0.50% on base rate loans and 1.50% on LIBOR loans under the term loan facility during the fourth quarter of fiscal 2009. In consideration of our banks agreeing to extend our bank waiver, we agreed to pay (1) an additional two percent (2%) interest annually for any principal amounts due under the Credit Agreement, and (2) the Alternate Base Rate (as defined in the Credit Agreement) plus the sum of the Applicable Percentage (as defined in the Credit Agreement) then in effect for Alternate Base Rate Loans (as defined in the Credit Agreement) and two percent (2%) for any interest, fees or other amounts due under the Credit Agreement.

The senior secured credit facility is secured by (1) 100% of our accounts receivable, inventory and equipment and related assets such as our software, chattel paper, instruments and contract rights (excluding foreign operations), and (2) 100% of the capital stock and other equity interests in each of our direct and indirect operating domestic subsidiaries and 65% of the capital stock in each of our foreign subsidiaries. In addition, in connection with our banks agreeing to extend our bank waiver, we agreed to grant a security interest in all of our material owned real property.

We had a $125 million revolving credit facility that expired on June 18, 2009. As a closing condition for the waiver obtained, on May 21, 2009, we obtained letters of credit secured by cash collateral held by our agent bank, and secured letters of credit in the aggregate may not exceed $13.5 million. As of August 2, 2009, we had restricted cash in the amount of $13.2 million as collateral related to our $12.4 million of letters of credit. Upon the refinancing of our debt, we expect to utilize the $125 million asset-based revolving credit facility for letters of credit.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million term loan due June 2010 to manage our risk associated with changing interest rates. The notional amount of the interest rate swap agreement at both August 2, 2009 and November 2, 2008 was $105 million. The fair value of the Swap Agreement, excluding accrued interest, as of August 2, 2009 and November 2, 2008, was a liability of approximately $3.3 million and $3.9 million, respectively. The interest rate swap agreement resulted in $2.6 million of additional interest expense during the first nine months of fiscal 2009.

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

Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. In addition, we have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Upon the occurrence of certain designated events, holders of the Convertible Notes will also have the right to require that we purchase all or some of their Convertible Notes at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest, if any, and, in certain circumstances, a make whole premium. We must pay the repurchase price of the aggregate principal amount of the Convertible Notes in cash. The Convertible Notes are convertible into cash or, in certain circumstances, a combination of cash and shares of our common stock, at a ratio of 24.9121 shares of common stock per $1,000 principal amount notes, which is equivalent to an initial conversion price of approximately $40.14 per common share. The ratio is subject to adjustments if certain events take place, and holders may convert only if the closing sale price per common share exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading day period ending on the last trading day of the preceding calendar quarter. At both August 2, 2009 and November 2, 2008, $180.0 million principal amount of the Convertible Notes was outstanding. Our stock price did not exceed the conversion threshold of the Convertible Notes for at least 20 trading days in the 30 consecutive trading day period ended June 30, 2009. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or upon other specified events, including if we call the Convertible Notes for redemption, which we may do beginning on November 20, 2009. Our senior secured credit facility prohibits us from making payments on the Convertible Notes upon conversion, optional redemption or mandatory repurchase unless our senior leverage ratio is less than 2.75 to 1.0 and we have $25 million available under our revolving credit facility, or unless our senior leverage ratio is less than 1.0 to 1.0.

Because our revolving credit facility expired on June 18, 2009 and we are not in compliance with such ratios, absent a refinancing of our senior secured credit facility, we do not have the ability to repurchase the Convertible Notes if they are put to us on November 15, 2009. A failure to pay upon conversion, redemption or repurchase would constitute an event of default under the indenture under which the Convertible Notes were issued and would also result in an event of default under our senior secured credit facility, and could result in all $473 million of debt outstanding under both agreements to be declared immediately due and payable. Based on our current stock price, we anticipate that the holders of our Convertible Notes will require us to purchase the Convertible Notes in November 2009.

As discussed in “Overview–Pending Preferred Stock Investment and Restructuring Transactions,” if we do not receive consents from 100% of our senior secured credit facility lenders for the refinancing of our existing credit facility or do not receive tenders from holders of 95% or more of the outstanding principal amount of the Convertible Notes in the exchange offer, but holders of Convertible Notes or obligations under our credit agreement holding, in either case, at least two-thirds (2/3) in amount and more than one-half (1/2) in number of the claims in the applicable class who actually cast ballots vote to accept the prepackaged plan, we will seek to accomplish the restructuring contemplated by the Investment Agreement on the same terms through a “prepackaged” Chapter 11 bankruptcy proceeding. If we do not receive sufficient consents to effect the transactions contemplated by the Investment Agreement through a prepackaged bankruptcy, we will likely file a case under Chapter 11 to effect a different plan of reorganization.

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

Assuming we are able to complete the restructuring contemplated by the Investment Agreement, we expect that, for the foreseeable future, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $5 million for the remainder of fiscal 2009 and expansion when needed. In the event we are unable to complete the transactions, our ability to continue as a going concern will be impacted.

We do not expect cash on hand to be sufficient to repurchase our Convertible Notes in November 2009, and the terms of our senior secured credit facility currently would prohibit us from doing so. However, as a condition to the closing of the Preferred Stock Investment, we are seeking to retire our Convertible Notes (1) through the Convertible Notes exchange offer in which the Company is offering to exchange each $1,000 principal amount of Convertible Notes for $500 in cash and 390 shares of our common stock or (2) if the restructuring is being accomplished through the prepackaged plan, by making payment with respect to the claims of holders of the Convertible Notes pursuant to the prepackaged plan. The cash portion of the consideration will be funded from cash on hand and the proceeds from the Preferred Stock Investment. The Preferred Stock Investment is subject to a number of additional conditions to closing, including the refinancing of our existing senior secured credit facility, the repayment of approximately $143 million of the $293 million currently outstanding thereunder and the extension of the maturity of the remaining $150 million outstanding balance of the term loans. See “–Pending Preferred Stock Investment and Restructuring Transactions” above, and “Part II, Item 1A - Risk Factors.”

We have used available funds to repurchase shares of our common stock under our stock repurchase program. During the first nine months of fiscal 2009, we did not purchase any shares of common stock under the stock repurchase program. However, we withheld shares of restricted stock to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 2, 2009, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

See “Overview–Pending Preferred Stock Investment and Restructuring Transactions” for information on the refinancing of our debt obligations. During the nine months ended August 2, 2009, we committed to a component inventory purchase obligation related to our insulated panel systems totaling $16.3 million over the next three years. If we terminate the contract prior to the purchase of a specified volume, we must reimburse the vendor for the pro rata portion of the vendor’s $0.2 million cost of installing bulk storage tanks on the property. As part of the Phase III restructuring plan, we cancelled a $1.7 million transportation agreement at our Columbus and Rocky Mount facilities.

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

We adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. At August 2, 2009, all inventory with a lower of cost or market adjustment was fully utilized. The balance of the lower of cost or market adjustment was $2.7 million at November 2, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We will adopt SFAS 168 for our fiscal year ending November 1, 2009. We are currently evaluating the effect on our financial statement disclosures as all future references to authoritative accounting literature will be references in accordance with the Codification.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Investment Agreement;

•

the inability to complete transactions contemplated by the Investment Agreement due to failure to satisfy conditions to such transactions (including with respect to the refinancing of the senior secured credit facility and the Convertible Notes);

•	the failure of the Preferred Stock Investment or refinancing transactions discussed herein to close for any reason;

•	the outcome of any legal proceedings that may be instituted against the Company and others following the announcement of the Investment Agreement;

•	the transactions contemplated by the Investment Agreement, including the Convertible Notes exchange offer;

•	risks that the proposed transactions disrupt current plans and operations and the potential difficulties in employee retention;

•	the uncertainty surrounding the Preferred Stock Investment or refinancing transactions described herein, including the Company’s ability to retain employees, customers and vendors;

•	industry cyclicality and seasonality and adverse weather conditions;

•	ability to service or refinance our debt;

•	fluctuations in customer demand and other patterns;

•	raw material pricing and supply;

•	competitive activity and pricing pressure;

•	the ability to make strategic acquisitions accretive to earnings;

•	general economic conditions affecting the construction industry;

•	the current financial crisis and U.S. recession;

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlement, investigations, claims and other matters;

•	the volatility of the Company’s stock price;

•	the potential dilution associated with the Preferred Stock Investment and the Convertible Notes exchange offer;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	the significant demands on the Company’s liquidity while current economic and credit conditions are severely affecting its operations; and

•

other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report, in our Annual Report on Form 10-K as filed with the SEC, and in our Current Report on Form 8-K filed with the SEC on September 10, 2009.

We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended August 2, 2009, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in a rapid and precipitous drop in steel prices beginning in September 2008. As a result, many steel manufacturers around the world have announced plans to cut production by closing plants and furloughing hourly and salaried workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. We believe steel prices will remain lower, on average, in fiscal 2009 as compared with prices we experienced during fiscal 2008. However, we believe steel prices will increase in the latter part of fiscal 2009.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the August index would likely approximate our fiscal September or October steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first nine months of fiscal 2009, we purchased approximately 28% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during the first nine months of fiscal 2009. Due to unfavorable market conditions and our inventory supply requirements, during the first nine months of fiscal 2009 we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 72% of our cost of sales for the fiscal nine months ended August 2, 2009, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $4.4 million for the nine months ended August 2, 2009, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our senior secured credit facility, which includes revolving credit notes and term notes. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our senior secured credit facility, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 2, 2009, we had $293.3 million outstanding under our senior secured credit facility. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The fair value of our Convertible Notes at August 2, 2009 and November 2, 2008 was approximately $116.7 million and $149.5 million, respectively, compared to the face value of $180.0 million. The fair value of our term loan at August 2, 2009 and November 2, 2008 was approximately $246.4 million and $252.0 million, respectively, compared to the face value of $293.3 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 13 to the condensed consolidated financial statements, we have effectively converted $160 million of our $293 million term loan outstanding on our $400 million term loan due 2010 to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both August 2, 2009 and November 2, 2008, the notional amount of the Swap Agreement was $105 million.

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

See Note 11 to the condensed consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains (losses) for the three months and nine months ended August 2, 2009 were $0.1 million and $(0.1) million, respectively. Net foreign currency exchange gains for both the three months and nine months ended July 27, 2008 were $0.5 million.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the three months and nine months ended August 2, 2009 was insignificant. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income was insignificant for the three months ended July 27, 2008 and was $(0.1) million for the nine months ended July 27, 2008.

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

NCI BUILDING SYSTEMS, INC.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

See Part I, Item 1, Unaudited Condensed Consolidated Financial Statements, Note 18, which is incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the risk factors described below, please refer to Item 1A. Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2008 filed with the Securities and Exchange Commission (the “SEC”), and to the section titled “Risk Factors” in Exhibit 99.2 to our Current Report on Form 8-K filed with the SEC on September 10, 2009, which are incorporated herein by reference.

As of August 2, 2009, we were not in compliance with certain of the financial covenants in our Senior Secured Credit Facility. If we do not close on our definitive agreement for an equity investment by November 6, 2009, we will be in default under substantially all of our existing indebtedness.

At August 2, 2009, we were not in compliance with all our covenant ratios in our senior secured credit facility. Although we have obtained a waiver from our senior credit facility lenders, including waiver of our financial maintenance covenants and of covenants restricting on our ability to enter into an agreement for a substantial equity investment in the Company, if we do not close the transaction for an equity investment or otherwise refinance our outstanding debt, we will fail to be in compliance with such covenants as of November 6, 2009, and the lenders under our senior secured credit facility could elect to declare all $293 million of outstanding borrowings under such facility immediately due and payable. If we did not repay such debt upon acceleration, the lenders under such facility could exercise their remedies as secured creditors with respect to the collateral securing such facility. A failure to pay such amounts, if accelerated, would also result in a default under the indenture governing our $180 million Convertible Notes, which could also then be declared immediately due and payable.

Our industry is currently experiencing a downturn which, if sustained, could materially and adversely affect our business, liquidity and results of operations.

The United States’ economy is currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business. During fiscal 2008, McGraw-Hill’s estimate of low-rise new construction starts for buildings less than five stories declined by 15.1% in square feet compared to 2007. This industry decline contributed to a 34% decline in our total tons shipped. During the first nine months of fiscal 2009, our external tons shipped declined 41% as compared to the same period of 2008, and McGraw-Hill is currently predicting a 35% decline in square footage for nonresidential construction activity in 2009.

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

In addition, under the terms of our Convertible Notes, the net share settlement provision requires that upon conversion we pay the principal return in cash, provided that we are in compliance with the financial covenants of our existing or future credit facilities. Assuming that we have enough cash to pay the principal return, we may be cash constrained as a result, and this could adversely affect our ability to service our other debt, borrow money or conduct our operations. The conversion price of the Convertible Notes is $40.14 and the market price condition that triggers holders’ conversion rights are pegged to a stock price of $48.16. The conditions for conversion of the Convertible Notes were not met in each of the calendar quarters ended September 30, 2008, December 31, 2008 March 31, 2009 and June 30, 2009. Therefore, our Convertible Notes currently may not be converted until such time as our stock price again exceeds the conversion threshold for the specified 20 of the last 30 consecutive trading days of a calendar quarter or if upon specified events. We have the right to redeem the Convertible Notes, beginning on November 20, 2009, for a price equal to 100% of the principal amount plus accrued and unpaid interest, if any. Each holder has the right to require that we repurchase the Convertible Notes after five, 10 and 15 years at 100% of the principal amount plus accrued and unpaid interest, if any, beginning November 15, 2009. For more information regarding our Convertible Notes, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt”.

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

On August 14, 2009, we entered into the Investment Agreement with CD&R wherein we agreed to issue and sell to CD&R 250,000 Preferred Shares. The issuance and sale of the Preferred Stock will be made in accordance with the exemption provided under Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. For more information about the Preferred Stock Investment, See “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Overview - Pending Preferred Stock Investment an Restructuring Transactions.”

The following table shows our purchases of our common stock during the first quarter of fiscal 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (2)

May 4, 2009 to May 31, 2009	1,367	$2.70	—	646,092

June 1, 2009 to June 28, 2009	195	$2.96	—	646,092

June 29, 2009 to August 2, 2009	—	—	—	646,092

Total	1,562	$2.73	—	646,092

(1)

These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the New York Stock Exchange as of the vesting date.

(2)

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. During the first nine months of fiscal 2009, we did not repurchase any shares of our common stock. At August 2, 2009, there were 0.6 million shares remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 10, 2009	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed August 19, 2009 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Amended and Restated By-laws, effective as of December 11, 2008 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K filed December 17, 2008 and incorporated by reference herein)

10.1	Consent and Waiver Agreement dated May 20, 2009 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K filed May 21, 2009 and incorporated by reference herein)

10.2	Waiver Extension dated July 15, 2009 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K filed July 15, 2009 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith