Form 10-K
period 2009-11-01
NCI BUILDING SYSTEMS INC
filed 2009-12-23
CIK 883902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting and non — voting common stock held by non-affiliates of the registrant on May 3, 2009, was $83,933,963, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

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

The number of shares of common stock of the registrant outstanding on December 18, 2009 was 90,419,147.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its annual meeting of shareholders to be held on February 19, 2010.

i

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	general economic conditions affecting the construction industry;

•	the current financial crisis and U.S. recession;

•	current challenges in the credit market;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations in connection with our debt;

•	the current economic and credit conditions are severely affecting its operations;

•	recognition of asset impairment charges;

•	raw material pricing and supply;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand and other patterns;

•	environmental cleanups, investigations, claims and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the ability to make strategic acquisitions accretive to earnings;

•	the substantial rights, seniority and potentially dilutive effect on our common stockholders of the convertible preferred stock issued to investment funds affiliated with Clayton, Dubilier & Rice, LLC;

•	increases in energy costs;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

ii

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

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

iii

PART I

Item 1.	Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is a leading North American integrated manufacturer and supplier of metal coil coating services, metal building components and engineered metal buildings systems. Of the $169 billion non-residential construction industry, we primarily serve the low-rise non-residential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represents approximately 91% of the total non-residential construction industry. Our broad range of products is used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a network of over 5,700 authorized builders across North America.

We are comprised of a family of companies operating 32 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

The Company was founded in 1984 and reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. With the acquisition, we became the largest domestic manufacturer of non-residential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. The RCC acquisition created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had separately.

The overall decline in economic conditions beginning in the third quarter of 2008 has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects non-residential construction, which is the focus of our business.

Over the same period, there has been significant volatility in the price of steel, the primary raw material in our production process. In fiscal 2009, steel prices decreased at a precipitous rate until July 2009 when steel prices began to increase. According to the CRU North American Steel Price Index, steel prices were 36% lower in October 2009 compared with October 2008. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we wrote down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices would bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability has resulted in significantly decreased activity levels for our business. During fiscal 2009, our sales volumes were significantly below our expectations, primarily in our engineered buildings and components segments. See “Liquidity and Capital Resources — Debt.” When we began fiscal 2009, McGraw-Hill was predicting a 12%

decline in non-residential construction in 2009 compared to 2008. Subsequently, McGraw-Hill revised its forecast further downward and, as of October 2009, was predicting a 42% square-footage decline in non-residential construction activity in 2009 compared to 2008. McGraw-Hill has also reported a 42.2% reduction in low-rise non-residential (less than 5 stories) square-footage starts during fiscal 2009 compared with fiscal 2008.

As a result of the current market downturn, we began a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the restructuring, we expect to realize an annualized fixed cost savings in the amount of approximately $120 million upon full implementation of this three phase restructuring plan.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the restructuring, we implemented a general employee reduction program. Specifically, one of our facilities, which was closed during fiscal 2008, is being retooled for use in connection with our insulated panel systems product line. We have incurred facility closure costs of approximately $3.4 million related to these Phase I facility closures. Most of these expenses were recorded during the first and second quarters of fiscal 2009. We expect only minor additional costs as we wind down Phase I of our restructuring plan.

In February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment in a continuing effort to rationalize our least efficient facilities. We have incurred facility closure costs of $0.9 million related to this facility. Most of these expenses were recorded during the second quarter of fiscal 2009. We expect only minor additional costs as we wind down Phase II of our restructuring plan.

In April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment in a continuing effort to rationalize our least efficient facilities. In addition, manufacturing at one of our metal components facilities was temporarily suspended and currently functions as a distribution and customer service site. As part of the restructuring, we also added to the general employee reduction program. We have incurred facility closure costs of approximately $7.0 million related to these Phase III facility closures and expect to incur additional facility closure costs of $1.6 million in fiscal 2010.

As a result of the management actions taken in the Recapitalization Plan and restructuring plan, we have right sized our cost structure and solidified our liquidity position which we believe will enable us to withstand a sustained downturn in our industry.

On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), investment funds managed by Clayton, Dubilier & Rice, LLC, purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (the “Equity Investment”). In connection with the closing of the Equity Investment, among other things:

•	we consummated an exchange offer (the “Exchange Offer”) to acquire all of our existing $180 million aggregate principal amount 2.125% Convertible Senior Subordinated Notes due 2024 in exchange for a combination of $90.0 million in cash and 70.2 million shares of common stock;

•	we refinanced our existing term loan by repaying approximately $143 million in principal amount of the existing $293 million in principal amount of outstanding term loans and amending the terms and extending the maturity of the remaining $150 million balance (the “Amended Credit Agreement”); and

•	we entered into an asset-based revolving credit facility with a maximum available amount of up to $125 million (the “ABL Facility”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of December 21, 2009, the Preferred Shares were convertible into 196.1 million shares of common stock, at a conversion price of $1.2748. However, as of that date, only approximately 8.4 million shares of common stock were authorized and unissued, and therefore the CD&R Funds could not fully convert the Preferred Shares. To the extent that the CD&R Funds opt to convert their Preferred Shares, as of December 21, 2009, their conversion right is limited to conversion of their Preferred Shares into the approximately 8.4 million shares of common stock that are currently authorized and unissued. We intend to submit to a shareholder vote, at our annual meeting of shareholders, a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the common stock of the Company. If the shareholders vote in favor of the reverse stock split at the annual meeting, we expect that, following the completion of the reverse stock split, the CD&R Funds will be able to convert 100% of their Preferred Shares into shares of common stock.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by the our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to adjustment under certain circumstances, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share, subject to adjustment under certain circumstances, if paid in cash. We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.

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

Our sales to customers, operating income and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2009	%	2008	%	2007	%

Sales:
Metal coil coating	$169,897	18	$305,657	17	$272,543	16
Metal components	458,734	47	715,255	41	663,331	41
Engineered building systems	541,609	56	1,110,534	63	1,021,544	63
Intersegment sales	(202,317)	(21)	(367,287)	(21)	(332,350)	(20)

Total net sales	$967,923	100	$1,764,159	100	$1,625,068	100
Operating income (loss):
Metal coil coating	$(99,631)		$29,381		$25,136
Metal components	(129,975)		82,094		49,609
Engineered building systems	(389,309)		107,851		113,265
Corporate	(64,583)		(64,616)		(56,276)

Total operating income (loss)	$(683,498)		$154,710		$131,734
Unallocated other expense	(117,990)		(24,330)		(26,909)

Income (loss) before income taxes	$(801,488)		$130,380		$104,825
Total assets as of fiscal year end 2009 and 2008:
Metal coil coating	$57,208	9	$196,615	14
Metal components	159,690	26	371,464	27
Engineered building systems	241,260	39	716,671	52
Corporate	155,690	26	95,951	7

Total assets	$613,848	100	$1,380,701	100

Metal Coil Coating.

Products.  Metal coil coating consists of cleaning, treating and painting various flat-rolled metal coil material, as well as slitting and/or embossing the coils, before the steel is fabricated for use by various industrial users. Light gauge and heavy gauge steel coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted steel coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids. We clean, treat and coat hot-rolled metal coils and light gauge metal for third parties for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture and other products. We provide both toll coating services and package coating. We perform toll coating services when the customer provides the steel coil and we provide only the coating service. We perform package coating when we provide both the steel coil and the coating service.

We believe that our pre-painted metal coils are a better quality product, environmentally cleaner and more cost-effective than painted metal products prepared in other manufacturers’ in-house painting operations. Painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Manufacturing.  We currently operate five metal coil coating facilities in five states, two of which are used for hot-rolled, heavy gauge steel coils and three of which are used for painting light gauge steel coils.

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

Sales, Marketing and Customers.  We clean, treat and coat hot-roll and light gauge metal coils for a number of national accounts and to supply substantially all of our internal metal coil coating requirements.

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

We market our metal coil coating products under the brand names “Metal Coaters” and “Metal-Prep” and sell our products and services principally to manufacturers of painted steel products and steel mills, as well as to our own metal components and engineered building systems segments. In 2007, the DOUBLECOTEtm brand name was rebranded as Metal Coaterstm. During fiscal 2009, the largest customer of our metal coil coating segment accounted for approximately 1% of our total consolidated sales.

According to information collected by the National Coil Coating Association and from other market sources, we believe that approximately 3.0 - 3.5 million tons of light gauge, flat rolled steel and approximately 0.7 — 1.0 million tons of heavy gauge, hot-rolled steel are currently being coated on an annual basis in the United States. We believe that we account for approximately 10% of the light gauge, coated steel market and approximately 40% of the heavy gauge, coated steel market.

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

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are also developing and marketing new products such as our Insulated Panel Systems (“IPS”), Eco-efficientTM panel systems, Soundwalltm, Nu-Rooftm system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry. We custom produce purlins and girts for our customers and offer one of the widest selections of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

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

Increased longevity.  Metal roofing systems generally last for a minimum of 20 years without requiring major maintenance or replacement. This compares to five to ten years for conventional roofs. The cost of leaks and roof failures associated with conventional roofing can be very high, including damage to building interiors and disruption of the functional usefulness of the building. Metal roofing prolongs the intervals between costly and time-consuming repair work.

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

Manufacturing.  We currently operate 18 facilities in 10 states used for manufacturing of metal components for the non-residential construction industry, including three facilities for our door operations. In addition, we have one facility which we are currently retooling to manufacture insulated panel systems.

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

We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 20 non-exclusive licenses relating to our standing seam roof technology.

We estimate that metal roofing currently accounts for less than 10% of total roofing material expenditures. However, metal roofing accounts for a significant portion of the overall metal components market. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market.

In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self storage industry and metal and other buildings. In addition, one of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We are retooling one facility as an insulated panel manufacturing operation and this facility will reopen in early 2010 to meet the increasing demand for environmentally-friendly products.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, please read “— Business Strategy.”

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

We market our components products within five product lines: commercial, industrial, architectural, agricultural and residential. Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers are emerging as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into four geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2009, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

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

Our patented Long Bay® System allows for construction of metal buildings with bay spacings of up to 65 feet without internal supports. This compares to bay spacings of up to 30 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, significantly reducing construction time compared with conventional steel construction. Our patented Long Bay® System is designed for larger buildings that typically require less custom engineering and design than our other engineered building systems, which allows us to meet our customers’ needs more efficiently.

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

Manufacturing.  We currently operate 9 facilities for manufacturing and distributing engineered building systems throughout the United States and Monterrey, Mexico.

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

Over the last 25 years, engineered building systems have significantly increased penetration of the market for non-residential low-rise structures and are being used in a broad variety of other applications. According to the Metal Building Manufacturers Association (“MBMA”), domestic and export sales of engineered building systems by its members, which represent a limited number of actual buildings manufactured, for 2008 and 2007, totaled approximately $3.3 billion and $3.1 billion, respectively. Although final 2009 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems decreased in 2009 compared with 2008. McGraw-Hill Construction reported that the low-rise non-residential market, measured in square footage, actually declined by 42.2% during our fiscal year. McGraw-Hill Construction’s forecast for calendar 2009 indicates a total non-residential construction reduction of 42% in square footage and 30% in dollar value. The forecast for calendar 2010 indicates a total non-residential construction reduction of 4% in square footage and 2% in dollar value prior to increasing in 2011.

We believe the cost of an engineered building system generally represents approximately 20% to 30% of the total cost of constructing a building, which includes the cost of the land, labor, plumbing, electricity, heating and air conditioning systems, installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, places of worship, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the perfect balance of strength, thermal efficiency and attractiveness.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 5,700 builders. We also sell engineered building systems to various private labels. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other marketing channels targeting end-use consumers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2009, our largest customer for engineered building systems accounted for approximately 1% of our total consolidated sales.

Our authorized builder networks consist of independent general contractors that market our products and services to end users. Most of our sales of engineered building systems are made through our authorized builder networks. We enter into an agreement with an authorized builder, which generally grants the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party on 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. We also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage it to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders and do not consider the builder agreements to be material to our business.

Our patented Long Bay® System provides us with an entry to builders that focus on larger buildings. This also provides us with new opportunities to cross-sell our other products to these new builders and to compete with the conventional construction industry.

Business Strategy

We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•	Corporate-Wide Initiatives

Through introduction of new products and services, we expect to capture an increasing share of the growing market for “green” building products. We will continue our focus on leveraging technology and automation to be the lowest cost producers, and enhance plant utilization through expanded use of our hub & spoke distribution model. We will also implement a common MRP platform, financial shared services model, and supply chain automation and efficiencies to allow for more cost reductions across all businesses. Finally, we will continue to identify and assess opportunistic acquisition candidates.

•	Metal Coil Coating Segment

Through diversification of our external customer base, we plan to substantially increase toll and package sales and make the segment somewhat less dependent on the construction industry. We will continue to leverage efficiency improvements to be the lowest cost producer.

•	Components Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We plan to expand our insulated panel product offering utilizing our new state-of-the-art manufacturing facility in Jackson, Mississippi. In addition, we plan to accelerate and expand Nu-RoofTM, our retrofit roofing product.

•	Buildings Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We will continue to enhance and share engineering and drafting technologies across all Buildings brands, while at the same time continuing to increase product standardization. We will expand material sales by offering furnish & erect services and the ability to supply higher complexity structures for the Industrial market. In addition, we are deploying web-based pricing software to enhance small building sales across our brands. Finally, as construction markets improve, we will expand our low-cost frame production as additional capacity is required.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. During fiscal 2009 and 2008, we purchased approximately 30% and 24% of our steel requirements, respectively, from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2009 or 2008. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand decreased to $48.1 million at November 1, 2009 from $142.6 million at November 2, 2008, primarily due to the decrease in the quantity on hand and a decrease in steel costs. During fiscal 2009, we recorded a charge of $40.0 million to reduce the carrying amount on certain raw material inventory to the lower of cost or market.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2009, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 187 to a low point of 112. Steel prices decreased rapidly during the first eight months of fiscal 2009 but increased between July 2009 and October 2009. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing workers. Steel suppliers such as US Steel and Arcelor Mittal are among those manufacturers who have cut production. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will increase in fiscal 2010 as compared with the prices we experienced during the second half of fiscal 2009.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges to meet delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel consignment inventory that remains in consignment after an agreed term. Therefore, our inventory may increase if demand for our products declines. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors.”

Backlog

At November 1, 2009, the total backlog of orders for our products we believe to be firm was $253.7 million. This compares with a total backlog for our products of $332.4 million at November 2, 2008. Backlog at November 1, 2009 and November 2, 2008 primarily consisted of engineered building systems orders in the amount of $252.6 million and $330.0 million, respectively. Job orders are generally cancelable by customers at any time for any reason. Current economic conditions could result in higher levels of cancellations than we historically have experienced. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We do not anticipate that any significant portion of this backlog will extend beyond one year.

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

We are comprised of a family of companies operating 32 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. These facilities are used for the manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic distribution gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

We compete with a number of other providers of metal coil coating services to manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe there are at least three other providers of light gauge metal coil coating services that have a nationwide market presence. Also, there are two other providers of heavy gauge metal coil coating services who have substantially the same geographic reach as our heavy gauge coil coating facilities. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

Consolidation

Over the last several years, there has been a consolidation of competitors within the industries of the metal coil coating, metal components and engineered building systems segments, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase anticipated long-term manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco

Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment. For more information, see “— Acquisitions.”

In addition to the consolidation of competitors within the industries of the metal coil coating, metal components and engineered building systems segments, in recent years there has been consolidation between those industries and steel producers. Several of our competitors have been acquired by steel producers, and further similar acquisitions are possible. For a discussion of the possible effects on us of such consolidations, see “Item 1A. Risk Factors.”

Acquisitions

We have a history of making acquisitions within our industry, and we regularly evaluate growth opportunities both through acquisitions and internal investment. We believe that there remain opportunities for growth through consolidation in the metal buildings and components segments, and our goal is to continue to grow through opportunistic strategic acquisitions, as well as organically.

In furtherance of this strategy, on January 31, 2007, we completed the purchase of substantially all the assets of Garco. Garco is headquartered in Spokane, Washington, where it operates a manufacturing facility for metal building systems for industrial, commercial, institutional and agricultural applications. The addition of Garco has strengthened our presence in growth markets in the northwestern United States and western Canada. In addition to an established distribution and builder network, Garco has built a well-respected brand name. Garco also provides us with an advanced manufacturing facility, which is our first in the Northwest, a highly experienced operating team and a 33-acre site suitable for future expansion.

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

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers.

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of our waste;

•	requiring investigative or remedial action to mitigate or address certain environmental conditions that may have been caused by our operations or attributable to former operators; and

•	enjoining the operations of facilities deemed in non-compliance with environmental laws and regulations or permits issued pursuant to such laws or regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect human health or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

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

Air Emissions.  Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial sources, including our manufacturing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, criminal enforcement actions. We will be required to incur certain capital and other expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our ordinary operations we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for manufacturing operations. Hazardous substances or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed by prior owners or operators), investigate or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or spills), or perform remedial plugging or pit closure operations to prevent future contamination. See “Item 3. Legal Proceedings” for further discussion of specific environmental remediation activities.

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

Research and Development Costs

Total expenditures for research and development were $1.0 million, $1.8 million and $1.9 million for fiscal 2009, 2008 and 2007, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of November 1, 2009, we had approximately 3,673 employees, of whom 2,071 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 10.0% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union. As part of our cost reduction program, during fiscal 2009 we reduced our overall employee headcount by approximately 40%.

Item 1A.	Risk Factors.

Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.

The non-residential construction industry is highly sensitive to national and regional macroeconomic conditions. The United States economy is currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business. When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in non-residential construction in 2009 compared to 2008. Subsequently, McGraw-Hill revised its forecast further downward and, as of October 2009, was predicting a 42% square-footage decline in non-residential construction activity in 2009 compared to 2008. This industry decline contributed to a 37.9% decline in our total tons shipped, though we experienced the greatest impact in our engineered building systems segment.

Continued uncertainty about current economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the non-residential real estate markets, labor and healthcare costs, access to credit and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by declines in non-residential construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by continued weakness in demand for our products within particular customer groups, or a continued decline in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

We cannot predict the ultimate severity or length of the current economic crisis, or the timing or severity of future economic or industry downturns. A prolonged economic downturn, particularly in states where many of our sales are made, would have a material adverse effect on our results of operations and financial condition, including potential asset impairments.

Current challenges in the credit markets may adversely affect our business and financial condition.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. The current challenges in the credit markets have had, and will continue to have, a negative impact on our business and our financial condition. We may face significant challenges if conditions in the financial markets do not improve, including raw material shortages resulting from the insolvency of key suppliers and the inability of customers to obtain credit to finance purchases of our products. In addition, declining customer spending will result in higher levels of order cancellations and a lower level of demand for our products than we have historically experienced, and will drive us to sell our products at lower prices, which would have an adverse effect on our margins and profitability. The lack of credit also adversely affects non-residential construction, which is the focus of our business.

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

We may incur additional debt from time to time to finance acquisitions, capital expenditures or for other purposes if we comply with the restrictions in our Amended Credit Agreement and ABL Facility.

Restrictive covenants in the Amended Credit Agreement and the ABL Facility may adversely affect us.

We must comply with operating and financing restrictions in the Amended Credit Agreement and the ABL Facility. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prevent us from:

•	incurring additional indebtedness;

•	making restricted payments, including dividends or other distributions;

•	incurring liens;

•	making investments, including joint venture investments;

•	selling assets;

•	repurchasing our debt and our capital stock; and

•	merging or consolidating with or into other companies or sell substantially all our assets.

We are required to make mandatory payments under the Amended Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in our Amended Credit Agreement. The Amended Credit Agreement also requires us, beginning with the fourth quarter of fiscal 2011, to satisfy set financial tests relating to our leverage ratio, provided that these financial tests will not apply to any fiscal quarter in which certain amortization targets are met.

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s concentration account to the repayment of the loans outstanding under the ABL Facility, subject to an intercreditor agreement between the lenders under the Amended Credit Agreement and the ABL Facility. In addition, during a Dominion Event, we are required to make mandatory payments on the ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility. If excess availability under the ABL Facility falls below certain levels, our asset-based loan facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, under certain circumstances and subject to the limitations set forth in the Amended Credit Agreement, the Amended Credit Agreement requires us to pay down our term loan to the extent we generate positive cash flow each fiscal year. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

We may recognize additional goodwill or other intangible asset impairment charges.

Based on lower than projected sales volumes in our first quarter of fiscal 2009 and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the Company’s cash flow projections. We concluded this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we finalized our allocation of the fair value during the second quarter of fiscal 2009.

Based on the Phase III restructuring, management determined we were required to perform another interim goodwill impairment test for each of our reporting units that had goodwill remaining as of May 3, 2009. As a result, we updated the first step of our goodwill impairment test in the second quarter of fiscal 2009 and determined that the carrying value of the goodwill exceeded its fair value at most of the applicable reporting units and as a result, we initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than its carrying value by approximately $102.5 million, and we recorded a goodwill impairment charge for such amounts in the second quarter of fiscal 2009.

However, future triggering events, such as declines in our cash flow projections, may cause additional impairments of our goodwill or intangible assets based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2009 and determined that no further impairments of our goodwill or long-lived intangibles were required.

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

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing workers. Steel suppliers such as US Steel and Arcelor Mittal are among those manufacturers who have cut production. With such production cuts, a sudden increase in demand could affect our ability to purchase steel and result in rapidly increasing steel prices.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Therefore, our inventory may increase if demand for our products declines. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business — Raw Materials” and “Item 7A. Quantitative and Qualitative Disclosures about market Risk — Steel Prices.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2009, we purchased approximately 30% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2009. Due to unfavorable market conditions and our inventory supply requirements during fiscal 2009, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, production cutbacks in the first half of fiscal 2009 or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

Failure to retain or replace key personnel could hurt our operations.

Our success depends to a significant degree upon the efforts, contributions and abilities of our senior management, plant managers and other highly skilled personnel, including our sales executives. These executives and managers have many accumulated years of experience in our industry and have developed personal relationships with our customers that are important to our business. If we do not retain the services of our key personnel or if we fail to adequately plan for the succession of such individuals, our customer relationships, results of operations and financial condition may be adversely affected.

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

We incur costs to comply with environmental laws and have liabilities for environmental investigations, cleanups and claims.

Because we emit and discharge pollutants into the environment, own and operate real property that has historically been used for industrial purposes, and generate and handle hazardous substances and waste, we incur costs and liabilities to comply with environmental laws and regulations. We may incur significant additional costs as those laws and regulations or their enforcement change in the future, if there is a release of hazardous substances into the environment or if a historical release of hazardous substances or other contamination is identified. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal RCRA and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities and (iii) the CERCLA and comparable state laws that regulate the investigation and cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, personal injury, property or natural resource damages claims and the issuance of orders enjoining future operations. For more information about costs we have incurred for environmental matters in recent years, see “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;

•	deviations in our earnings from publicly disclosed forward-looking guidance;

•	declines in our revenues;

•	changes in earnings estimates by analysts;

•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;

•	general conditions in the metal components and engineered building systems industries;

•	uncertainty about current global economic conditions;

•	fluctuations in stock market price and volume; and

•	other general economic conditions.

During fiscal 2009, our closing stock price on the New York Stock Exchange ranged from a high of approximately $19.35 per share to a low of approximately $1.60 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

Acquisitions may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that if our industry continues to consolidate, our future success may depend, in part, on our ability to successfully complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions, including our acquisition of RCC, involves a number of risks, including:

•	the risk of incorrect assumptions or estimates regarding the future results of the acquired business or expected cost reductions or other synergies expected to be realized as a result of acquiring the business;

•	diversion of management’s attention from existing operations;

•	unexpected losses of key employees, customers and suppliers of the acquired business;

•	integrating the financial, technological and management standards, processes, procedures and controls of the acquired business with those of our existing operations; and

•	increasing the scope, geographic diversity and complexity of our operations.

Although the majority of our growth strategy is organic in nature, if we do pursue opportunistic acquisitions, we can provide no assurance that we will be successful in identifying or completing any acquisitions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading prices of our securities.

Acquisitions subjects us to numerous risks that could adversely affect our results of operations.

If we pursue further acquisitions, depending on conditions in the acquisition market, it may be difficult or impossible for us to identify businesses or operations for acquisition, or we may not be able to make acquisitions on terms that we consider economically acceptable. Even if we are able to identify suitable acquisition opportunities, our acquisition strategy depends upon, among other things, our ability to obtain financing and, in some cases, regulatory approvals, including under the Hart-Scott-Rodino Act.

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

The Convertible Preferred Stock will be dilutive to our stockholders. The Convertible Preferred Stock accrues dividends, which may be paid in cash or in-kind. If dividends on the Convertible Preferred Stock are paid in-kind, they will dilute the ownership interest of our stockholders. In addition, the dividend rate of the Convertible Preferred Stock will increase upon the occurrence of certain events which constitute defaults under the terms of the Convertible Preferred Stock, which may cause further dilution. Furthermore, the Convertible Preferred Stock also provides for anti-dilution rights, which may dilute the ownership interest of stockholders in the future.

The Convertible Preferred Stock accrues dividends at a rate per annum of 12.00% if paid in-kind or at a rate per annum of 8.00% if paid in cash, unless and until such dividends are reduced to 0.00%, which will occur if the trading price per share of common stock equals or exceeds two times a specified target price (which is equal to $1.2748 as of November 1, 2009, but is subject to adjustments thereafter) for each trading day during any period of 20 consecutive trading days occurring after the 30-month anniversary of October 20, 2009.

If dividends on the Convertible Preferred Stock are paid in-kind, it will dilute the ownership interest of stockholders. Furthermore, upon the occurrence of a default, the applicable dividend rate is subject to increase by:

•	6.00% per annum, if the default is the result of a failure by us after June 30, 2011 to reserve and keep available for issuance a number of shares of common stock equal to 110% of the number of shares of common stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; or

•	3.00% per annum for any other specified default.

We do not have sufficient authorized and unissued shares of common stock to permit the conversion of all 250,000 shares of Convertible Preferred Stock owned by the CD&R Funds. The Company intends to submit to a shareholder vote at the annual meeting of stockholders of the Company, a proposal to amend the certificate of incorporation of the Company to effect a reverse stock split at a conversion ratio of 1-for-5, 1-for-7 or 1-for-9. If the shareholders vote in favor of the reverse stock split at the annual meeting, we expect that, following the completion of the reverse stock split, the CD&R Funds will be able to convert 100% of their Preferred Shares into shares of common stock of the Company. In the event that we do not increase the number of authorized and unissued shares of common stock prior to June 30, 2010, beginning on that date and continuing until we receive stockholder approval for an increase in the number of shares available for conversion of the Preferred Shares, the CD&R Funds will receive a higher dividend rate per share of Convertible Preferred Stock owned by them than the rate that is currently payable on the Convertible Preferred Stock.

The conversion price of the Convertible Preferred Stock is subject to adjustment, including if the Company issues common stock or other securities below the then-current market price or, during the first three years after October 20, 2009, below the then-current conversion price. Adjustments to the conversion price will dilute the ownership interest of stockholders.

In connection with the Equity Investment, we entered into a stockholders agreement with the CD&R Funds pursuant to which the CD&R Funds have substantial governance and other rights and setting forth certain terms and conditions regarding the Equity Investment and the ownership of the CD&R Funds’ shares of Convertible Preferred Stock. Pursuant to the stockholders agreement with the CD&R Funds, subject to certain ownership and other requirements and conditions, the CD&R Funds have the right to appoint a majority of directors to our board of directors, including the “Lead Director” or Chairman of the Executive Committee of our board of directors, and have consent rights over a variety of significant corporate and financing matters, including, subject to certain customary exceptions and specified baskets, sales and acquisitions of assets, issuances and redemptions of equity, incurrence of debt, the declaration or payment of extraordinary distributions or dividends and changes to the Company’s line of business. In addition, the CD&R Funds are granted subscription rights under the terms and conditions of the stockholders agreement.

Further, effective as of the closing of the Equity Investment, the Company has taken all corporate action and filed all election notices or other documentation with the New York Stock Exchange (“NYSE”) necessary to elect to take advantage of the exemptions to the requirements of sections 303A.01, 303A.04 and 303A.05 of the NYSE Listed Company Manual and, for so long as we qualify as a “controlled company” within the meaning set forth in the NYSE Listed Company Manual or any similar provision in the rules of a stock exchange on which the securities of the Company are quoted or listed for trading, we have agreed to use our reasonable best efforts to take advantage of the exemptions therein. Such exemptions exempt us from compliance with the NYSE’s requirements for companies listed on the NYSE to have (1) a majority of independent directors, (2) a nominating/corporate governance committee and a compensation committee, in each case, composed entirely of independent directors, and (3) charters for the nominating/corporate governance committee and the compensation committee, in each case, addressing certain specified matters.

The Convertible Preferred Stock issued in connection with the Equity Investment has substantial rights and ranks senior to the common stock.

Shares of our common stock rank junior as to dividend rights, redemption payments and rights (including as to distribution of assets) in any liquidation, dissolution, or winding-up of the affairs of the Company and otherwise to the shares of Convertible Preferred Stock issued to the CD&R Funds in connection with the Equity Investment. The terms of the Convertible Preferred Stock entitle the holders thereof to vote on an as-converted basis (without taking into account any limitations on convertibility that may then be applicable) with the holders of common stock. The CD&R Funds have a majority voting position and holders of common stock are in the minority. In addition, certain actions by the Company, including, upon the occurrence of certain specified defaults, the adoption of an annual budget, the hiring and firing, or the changing of the compensation, of executive officers and the commitment, resolution or agreement to effect any business combination, among others, require the prior affirmative vote or written consent of the holders representing at least a majority of the then-outstanding shares of Convertible Preferred Stock, voting together as a separate class. This level of control, together with the CD&R Funds’ rights under the stockholders agreement, could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our business or our stockholders.

Furthermore, the terms of the Convertible Preferred Stock provide for anti-dilution rights, which may dilute the ownership interest of stockholders in the future, and change of control redemption rights, which may entitle the holders of Convertible Preferred Stock to receive higher value for their shares of Convertible Preferred Stock than the shares of common stock would receive in the event of a change of control. In addition, the terms of the Convertible Preferred Stock also provide that the CD&R Funds participate in common stock dividends, receive preferred dividends and have preferential rights in liquidation, including make-whole rights.

Increases in energy prices will increase our operating costs, and we may be unable to pass all these increases on to our customers in the form of higher prices for our products.

Increases in energy prices will increase our operating costs and may reduce our profitability and cash flows if we are unable to pass all the increases on to our customers. We use energy in the manufacture and transport of our products. In particular, our manufacturing plants use considerable electricity and natural gas. Consequently, our operating costs typically increase if energy costs rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. To the extent we are not able to recover these cost increases through price increases or otherwise, our profitability and cash flow will be adversely impacted. We partially hedge our exposure to higher prices via fixed forward positions.

Breaches of our information system security measures could disrupt our internal operations.

We are dependent upon information technology for the distribution of information internally and also to our customers and suppliers. This information technology is subject to theft, damage or interruption from a variety of sources, including but not limited to malicious computer viruses, security breaches and defects in design. Various measures have been implemented to manage our risks related to information system and network disruptions, but a system failure or breach of these measures could negatively impact our operations and financial results.

Our operations are subject to hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance.

Our workers are subject to the usual hazards associated with work in manufacturing environments. Operating hazards can cause personal injury and loss of life, as well as damage to or destruction of business personal property, and possible environmental impairment. We are subject to either deductible or self-insured retention (SIR) amounts, per claim or occurrence, under our Property/Casualty insurance programs, as well as an individual stop-loss limit per claim under our group medical insurance plan. We maintain insurance coverage to transfer risk, with aggregate and per-occurrence limits and deductible or retention levels that we believe are consistent with industry practice. The transfer of risk through insurance cannot guarantee that coverage will be available for every loss or liability that we may incur in our operations.

Exposures that could create insured (or uninsured) liabilities are difficult to assess and quantify due to unknown factors, including but not limited to injury frequency and severity, natural disasters, terrorism threats, third-party liability, and claims that are incurred but not reported (IBNR). Although we engage third-party actuarial professionals to assist us in determining our probable future loss exposure, it is possible that claims or costs could exceed our estimates or our insurance limits, or could be uninsurable. In such instances we might be required to use working capital to satisfy these losses rather than to maintain or expand our operations, which could materially and adversely affect our operating results and our financial condition.

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties.

As of November 1, 2009, we conduct manufacturing operations at the following facilities.

		Square	Owned or
Facility	Products	Feet	Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,975	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	125,081	Owned
Douglasville, Georgia	Doors and related metal components	83,775	Owned
Marietta, Georgia	Metal coil coating	194,836	Leased
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	232,368	Owned
Oskaloosa, Iowa	Metal components(5)	74,771	Owned
Nicholasville, Kentucky	Metal components(5)	26,943	Owned
Jackson, Mississippi	Metal components(9)	171,790	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	132,752	Owned
Omaha, Nebraska	Metal components(5)	55,460	Owned
Rome, New York	Metal components(5)	83,500	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Leased
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	335,756	Owned
Houston, Texas	Metal coil coating	36,509	Owned
Houston, Texas	Engineered building systems(4)	497,856	Owned
Houston, Texas	Engineered building systems(7)	117,208	Owned
Houston, Texas	Doors and related metal components	42,500	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Stafford, Texas	Metal components(8)	72,504	Leased
Salt Lake City, Utah	Metal components(3)	93,508	Owned
Spokane, Washington	Engineered building systems(4)	157,000	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,075	Owned

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.

(5)	Metal roof and wall systems.

(6)	Primary structures for engineered building systems.

(7)	Structural steel.

(8)	Insulated panel systems.

(9)	Closed during fiscal 2008 and 2009 to be retooled to manufacture insulated panel systems.

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

As a result of the current market downturn, we began a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the restructuring, we expect to realize an annualized fixed cost savings in the amount of approximately $120 million upon the full implementation of this three phase restructuring plan.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the restructuring, we implemented a general employee reduction program. Specifically, one of our facilities, which was closed during fiscal 2008, is being retooled for use in connection with our insulated panel systems product line. We have incurred facility closure costs of approximately $3.4 million related to these Phase I facility closures. Most of these expenses were recorded during the first and second quarters of fiscal 2009. We expect only minor additional costs as we wind down Phase I of our restructuring plan.

In February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment in a continuing effort to rationalize our least efficient facilities. We have incurred facility closure costs of $0.9 million related to this facility. Most of these expenses were recorded during the second quarter of fiscal 2009. We expect only minor additional costs as we wind down Phase II of our restructuring plan.

In April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment in a continuing effort to rationalize our least efficient facilities. In addition, manufacturing at one of our metal components facilities was temporarily suspended and currently functions as a distribution and customer service site. As part of the restructuring, we also added to the general employee reduction program. We have incurred facility closure costs of approximately $7.0 million related to these Phase III facility closures and expect to incur additional facility closure costs of $1.6 million in fiscal 2010.

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

From time to time, we are involved in various legal proceedings and contingencies considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 18, 2009, there were 79 holders of record and an estimated 10,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Amended Credit Agreement and ABL Facility restrict our ability to do so.

Fiscal Year 2009
Quarter Ended	High	Low

February 1	$19.35	$11.56
May 3	$13.26	$1.76
August 2	$7.50	$1.81
November 1	$5.12	$1.60

Fiscal Year 2008
Quarter Ended	High	Low

January 27	$39.90	$23.06
April 27	$34.13	$19.99
July 27	$39.81	$23.20
November 2	$40.95	$14.25

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2009:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number	(b) Average Price	of Publicly	Yet be Purchased
	of Shares	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)	or Programs	Programs(1)

August 3, 2009 to August 30, 2009	82	3.72	—	646,092
August 31, 2009 to September 27, 2009	—	—	—	646,092
September 28, 2009 to November 1, 2009	145,530	2.51	—	646,092
Total	145,612	2.51	—	646,092

(1)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. Although we did not repurchase any shares of our common stock during fiscal 2009, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock. At November 1, 2009, there were 0.6 million shares remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 1, 2004 to the end of the fiscal year ended November 1, 2009 with the cumulative total return on the New York Stock Exchange Index and the Hemscott Industry Group 634 — General Building Materials, a peer group. The comparison assumes $100 was invested on November 1, 2004 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG NCI BUILDING SYSTEMS, INC.,
NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON NOV. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING NOV. 1, 2009

In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, notwithstanding any general incorporation by reference of this proxy statement into any other filed document.

Item 6.	Selected Financial Data.

The selected financial data for each of the three fiscal years ended November 1, 2009 and as of November 1, 2009 and November 2, 2008 has been derived from the audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 29, 2006 and as of October 28, 2007, October 29, 2006 and October 29, 2005 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2009		2008(2)		2007	2006	2005
			In thousands, except per share data

Sales	$967,923		$1,764,159		$1,625,068	$1,571,183	$1,130,066
Net income (loss)	(746,964	)(1)	78,881	(3)	63,729	73,796	55,951
Net income (loss) applicable to common shares	(758,677)		—		—	—	—
Earnings (loss) per share:
Basic	(34.06)		4.08		3.25	3.70	2.73
Diluted	(34.06	)(1)	4.05	(3)	3.06	3.45	2.68
Cash flow from operating activities	95,370		40,194		137,625	121,514	118,267
Total assets	613,848		1,380,701		1,343,058	1,299,701	990,219
Total debt	150,249		474,400		497,037	497,984	373,000
Convertible Preferred Stock	222,815		—		—	—	—
Stockholders’ equity	$49,665		$623,829		$539,696	$498,409	$444,144
Diluted average common shares	22,013	(4)	19,486		20,793	21,395	20,857

(1)	Includes goodwill and other intangible asset impairment of $622.6 million ($600.0 million after tax), debt extinguishment and refinancing costs of $100.3 million ($94.1 million after tax), lower of cost or market charge of $40.0 million ($25.8 million after tax), change in control charges of $11.2 million ($6.9 million after tax), restructuring charges of $9.1 million ($5.6 million after tax), asset impairments of $6.3 million ($3.9 million after tax), interest rate swap of $3.1 million ($1.9 million after tax) and environmental and other contingencies of $1.1 million ($0.7 million after tax) in fiscal 2009.

(2)	Fiscal 2008 includes 53 weeks of operating activity.

(3)	Includes executive retirement costs of $2.9 million ($1.8 million after tax), lower of cost or market charge of $2.7 million ($1.6 million after tax), restructuring charges of $1.1 million ($0.7 million after tax) and asset impairments of $0.2 million ($0.12 million after tax) in fiscal 2008.

(4)	In October 2009, we consummated an exchange offer to acquire all our 2.125% Convertible Senior Subordinated Notes due 2024 in an exchange for cash and 70.2 million shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are one of North America’s largest integrated manufacturers and marketers of metal products for the non-residential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. As a result, our fourth quarter of fiscal 2008 included an additional week of operating activity.

We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income, and (ii) non-financial efficiency indicators such as revenue per employee, man hours per ton of steel produced and shipped tons per employee. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings per share, as key indicators of shareholder value.

Recapitalization Plan and Refinancing Transaction

On October 20, 2009, we issued and sold to the CD&R Funds 250,000 shares of Convertible Preferred Stock for an aggregate purchase price of $250.0 million. The Preferred Shares are convertible into shares of our common stock, and represent 68.4% of our voting power and common stock on an as-converted basis.

As of December 21, 2009, the Preferred Shares are convertible into 196.1 million shares of common stock, at a conversion price of $1.2748. However, as of that date, only approximately 8.4 million shares of common stock were authorized and unissued, and therefore the CD&R Funds could not fully convert the Preferred Shares. To the extent that the CD&R Funds opt to convert their Preferred Shares, as of December 21, 2009, their conversion right is limited to conversion of their Preferred Shares into the approximately 8.4 million shares of common stock that are currently authorized and unissued. We intend to submit to a shareholder vote, at our annual meeting of shareholders, a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the common stock of the Company. We expect the shareholders to vote in favor of the reverse stock split at the annual meeting and we expect that, following the completion of the reverse stock split, the CD&R Funds will be able to convert 100% of their Preferred Shares into shares of common stock. During fiscal 2009, we recorded an initial beneficial conversion feature of $10.5 million and the remaining $230.9 million of the beneficial conversion feature will be recognized when the contingency related to the availability of authorized shares is resolved.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to adjustment under certain circumstances, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share, subject to adjustment under certain circumstances, if paid in cash. We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and October 20, 2010 under the ABL Facility, except for certain specified purposes.

Simultaneously with the closing of the Equity Investment, we took the following actions (together with the Equity Investment, the “Recapitalization Plan”):

•	we refinance our existing credit agreement as in effect prior to such date (the “Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The Amended Credit Agreement requires quarterly principal payments of 0.25% of the principal amount of the term loan then outstanding as of the last day of each quarter and a final payment of approximately $131.1 million in principal at maturity on April 20, 2014.

•	we entered into the ABL Facility, an asset-based revolving credit facility agreement with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility, and letters of credit, subfacility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

The refinancing of our term loan and our entry into the revolving credit facility are further described in “Debt — Amended Credit Agreement” and “Debt — ABL Facility” below.

In connection with the closing of the Equity Investment, we also completed an exchange offer (the “Exchange Offer”) to acquire the $180 million of our then-outstanding 2.125% Convertible Senior Subordinated Notes due 2024 (the “Convertible Notes”) for an aggregate combination of $90.0 million in cash and 70.2 million shares of common stock. The Exchange Offer is further described in “Debt — Convertible Notes” below.

Fiscal 2009 Overview

In fiscal 2009, we survived the deepest decline in non-residential construction in the 44 years since McGraw-Hill has been compiling data, and we have emerged with a strengthened financial position with the completion of our refinancing. We now have the resources to withstand the continued weakness projected for our markets and to re-start our growth strategy. We are committed to significantly re-building the value of our Company over the next several years.

Business conditions in our fourth quarter of fiscal 2009 continued to be difficult, across all our markets. According to McGraw-Hill statistics, non-residential construction activity measured in square feet was down 47% in calendar year to date through October 2009, compared to the same period in calendar 2008. Our traditionally strong commercial and industrial markets were even weaker, down 60% in calendar year to date through October 2009, compared to the same period in calendar 2008. At the same time, steel prices in fiscal 2009 declined 34% compared to fiscal 2008.

The AIA’s Architectural Billing Index published for October indicated that inquiry levels have somewhat stabilized and remain positive, but billings are still negative. McGraw-Hill is now forecasting that non-residential construction activity measured in square feet will be 42% lower in calendar 2009 compared to calendar 2008. Steel prices have increased from the June of 2009 levels, but were 34% lower in fiscal 2009 than the comparable period of 2008 according to the CRU North American Steel price index.

Industry Conditions

Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of non-residential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The overall decline in economic conditions beginning in the third quarter of 2008 has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects non-residential construction, which is the focus of our business.

Over the same period, there has been significant volatility in the price of steel, the primary raw material in our production process. In fiscal 2009, steel prices decreased at a precipitous rate until July 2009 when steel prices began to increase. According to the CRU North American Steel Price Index, steel prices were 36% lower in October 2009 compared with October 2008. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we wrote down inventory to net realizable value given these declines because our sales volume was significantly lower than previously anticipated while raw material prices have declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices would bottom out.

The uncertainty surrounding future economic activity levels and the tightening of credit availability have resulted in significantly decreased activity levels for our business. During fiscal 2009, our sales volumes were significantly below our expectations, primarily in our engineered buildings and components segments. See “— Liquidity and Capital Resources — Debt.” When we began fiscal 2009, McGraw-Hill was predicting a 12% decline in non-residential construction in 2009 compared to 2008. Subsequently, McGraw-Hill revised its forecast further downward and, as of October 2009, was predicting a 42% square-footage decline in non-residential construction activity in 2009 compared to 2008. McGraw-Hill has also reported a 42.2% reduction in low-rise non-residential (less than 5 stories) square-footage starts during fiscal 2009 compared with fiscal 2008.

As a result of the current market downturn, we began a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the restructuring, we expect to realize an annualized fixed cost savings in the amount of approximately $120 million upon full implementation of this three phase restructuring plan.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the restructuring, we implemented a general employee reduction program. Specifically, one of our facilities, which was closed during fiscal 2008, is being retooled for use in connection with our insulated panel systems product line. We have incurred facility closure costs of approximately $3.4 million related to these Phase I facility closures. Most of these expenses were recorded during the first and second quarters of fiscal 2009. We expect only minor additional costs as we wind down Phase I of our restructuring plan.

In February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment in a continuing effort to rationalize our least efficient facilities. We have incurred facility closure costs of $0.9 million related to this facility. Most of these expenses were recorded during the second quarter of fiscal 2009. We expect only minor additional costs as we wind down Phase II of our restructuring plan.

In April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment in a continuing effort to rationalize our least efficient facilities. In addition, manufacturing at one of our metal components facilities was temporarily suspended and currently functions as a distribution and customer service site. As part of the restructuring, we also added to the general employee reduction program. We have incurred facility closure costs of approximately $7.0 million related to these Phase III facility closures and expect to incur additional facility closure costs of $1.6 million in fiscal 2010.

As a result of the management actions taken in the Recapitalization Plan and restructuring plan, we have right sized our cost structure and solidified our liquidity position which we believe will enable us to withstand a sustained downturn in our industry.

One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal year ended November 1, 2009, steel represented approximately 71% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. For additional discussion of steel prices, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

During the fiscal year ended November 1, 2009, we experienced a significant decrease in the value of our total inventory, primarily due to the decrease in volume and decreases in the price of steel. During the fiscal year ended November 2, 2008, we experienced significant increases in the value of our total inventory, primarily due to the substantial increases in the price of steel, as well as significant increases in our fuel and transportation costs.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 1. Business — Raw Materials,” “Item 1A. Risk Factors — We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers,” “— Liquidity and Capital Resources — Steel Prices” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”

In assessing the state of the metal construction market, we rely upon various industry associations, third party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall non-residential construction market. McGraw-Hill Construction’s forecast for calendar 2010 indicates a total non-residential construction reduction of 4% in square footage and a reduction of 2% in dollar value prior to increasing in 2011. Additionally, we review the American Institute of Architects’ survey for inquiry and billing activity for the industrial, commercial and institutional sectors.

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	November 1,	November 2,	October 28,
	2009	2008	2007

Sales	100.0%	100.0%	100.0%
Cost of sales	77.8	74.9	75.2
Lower of cost or market adjustment	4.1	0.2	—
Asset impairments	0.7	—	—

Gross profit	17.4	24.9	24.8
Selling, general and administrative expenses	21.6	16.1	16.7
Goodwill and other intangible asset impairments	64.3	—	—
Restructuring charge	0.9	0.1	—
Change in control charges	1.2	—	—

Income (loss) from operations	(70.6)	8.8	8.1
Interest income	0.0	0.1	0.0
Interest expense	(2.1)	(1.3)	(1.8)
Debt extinguishment and refinancing costs	(10.3)	—	—
Other (expense) income, net	0.2	(0.1)	0.1

Income (loss) before income taxes	(82.8)	7.4	6.4
Provision (benefit) for income taxes	(5.6)	2.9	2.5

Net income (loss)	(77.2)%	4.5%	3.9%

SUPPLEMENTARY BUSINESS SEGMENT INFORMATION

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the non-residential construction market. Sales and earnings are influenced by general economic conditions, the level of non-residential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Segment information is included in Note 25 of our Consolidated Financial Statements.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands, except percentages):

	2009	%	2008	%	2007	%

Sales:
Metal coil coating	$169,897	18	$305,657	17	$272,543	16
Metal components	458,734	47	715,255	41	663,331	41
Engineered building systems	541,609	56	1,110,534	63	1,021,544	63
Intersegment sales	(202,317)	(21)	(367,287)	(21)	(332,350)	(20)

Total net sales	$967,923	100	$1,764,159	100	$1,625,068	100
Operating income (loss):
Metal coil coating	$(99,631)		$29,381		$25,136
Metal components	(129,975)		82,094		49,609
Engineered building systems	(389,309)		107,851		113,265
Corporate	(64,583)		(64,616)		(56,276)

Total operating income (loss) (% of sales)	$(683,498)		$154,710		$131,734
Unallocated other expense	(117,990)		(24,330)		(26,909)

Income (loss) before income taxes	$(801,488)		$130,380		$104,825
Total assets as of fiscal year end 2009 and 2008:
Metal coil coating	$57,208	9	$196,615	14
Metal components	159,690	26	371,464	27
Engineered building systems	241,260	39	716,671	52
Corporate	155,690	26	95,951	7

Total assets	$613,848	100	$1,380,701	100

RESULTS OF OPERATIONS FOR FISCAL 2009 COMPARED TO FISCAL 2008

Consolidated sales for fiscal 2009 decreased 45.1%, or $796.2 million, from fiscal 2008. This decrease resulted from a 37.9% decrease in external tonnage volumes, partially offset by higher relative sales prices as a result of higher steel costs in the engineered building systems and metal components segments. Lower tonnage volumes in all three of our segments in fiscal 2009 compared with fiscal 2008 were driven by reduced demand for such products which is affirmed by the 42.2% reduction in low-rise non-residential (less than 5 stories) square-footage starts as reported by McGraw Hill during fiscal 2009 compared with fiscal 2008.

Consolidated cost of sales decreased by 43.1% for fiscal 2009 compared to fiscal 2008. Gross margins were 17.4% for fiscal 2009 compared to 24.9% for the prior fiscal year. During fiscal 2009, we recorded a $40.0 million inventory adjustment, which accounted for 4.1% of the reduction in the gross margin percentage, to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we have taken steps to reduce our variable and fixed costs throughout the year, margins decreased across all three segments due to increased price competition and allocation of fixed costs over substantially reduced sales. In addition, we recorded a $6.3 million asset impairment charge, which accounted for 0.6% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment and at our corporate operations.

Metal coil coating sales decreased 44.4%, or $135.8 million to $169.9 million in fiscal 2009, compared to $305.7 million in the prior fiscal year. Sales to third parties for fiscal 2009 decreased 45.1% to $53.2 million from $97.0 million in the prior fiscal year as a result of a 16.1% decrease in external tonnage volumes, a 19.9% decrease in sales prices, and a shift in product mix from package sales of coated steel products to toll processing revenue for coating services. These results are primarily driven by reduced demand and increased competition in the market resulting from the general weakness of non-residential construction activity in fiscal 2009. In addition, there was a $92.0 million decrease in intersegment sales during fiscal 2009 compared with fiscal 2008, which represents a 44.1% reduction in intersegment volume. Metal coil coating third-party sales accounted for 5.5% of total consolidated third-party sales in both fiscal 2009 and 2008.

Operating income (loss) of the metal coil coating segment decreased in fiscal 2009 to a loss of $(99.6) million, compared to income of $29.4 million in the prior fiscal year primarily due to goodwill and other intangible asset impairments of $99.0 million, an incremental $5.4 million charge to adjust inventory to lower of cost or market, and a remaining $26.3 million decrease in gross profit due to the declines in volumes and relative sales prices discussed above. The gross margins were lower primarily due to lower relative sales prices than in the prior year, a 16.1% decrease in tonnage volumes on sales to third parties compared to the prior year, and a 38.5% decrease in intersegment tonnage sold compared to the prior year. In addition, operating income in fiscal 2008 included an out of period pretax charge of $0.9 million to correct work-in-process standard costs.

Metal components sales decreased 35.9%, or $256.5 million to $458.7 million in fiscal 2009, compared to $715.3 million in the prior fiscal year. Sales were down primarily due to a 30.5% decrease in external tons shipped compared to the prior year. Sales to third parties for fiscal 2009 decreased $210.9 million to $389.1 million from $600.0 million in the prior fiscal year. The remaining $45.6 million represents a similar decrease in intersegment sales. These results are primarily driven by reduced demand and increased competition in the market resulting from the general weakness of non-residential construction activity in 2009. Metal components third-party sales accounted for 40.2% of total consolidated third-party sales in fiscal 2009 compared to 34.0% in fiscal 2008.

Operating income (loss) of the metal components segment decreased in fiscal 2009 to a loss of $(130.0) million, compared to income of $82.1 million in the prior fiscal year. This $212.1 million decrease resulted from charges related to goodwill and other intangible asset impairments of $147.2 million, a $17.2 million inventory lower of cost or market adjustment, a $0.3 million increase in restructuring charges, and a remaining $60.3 million decrease in gross profit due to the declines in volumes and relative sales prices noted above, all partially offset by a $13.7 million decrease in selling and administrative expenses. We have recorded restructuring charges of $1.3 million in fiscal 2009 related to the closure of one of our manufacturing plants compared to restructuring charges of $1.0 million in fiscal 2008 to exit our residential overhead door product line. The $13.4 million decrease in selling and administrative expenses was primarily due to a $10.2 million decrease in wage and benefit costs due to lower headcount and incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.

Engineered building systems sales decreased 51.2%, or $568.9 million to $541.6 million in fiscal 2009, compared to $1.11 billion in the prior fiscal year. This decrease resulted from a 52.1% decrease in external tons shipped, partially offset by slightly higher average sales prices. Sales to third parties for fiscal 2009 decreased $541.6 million to $525.6 million from $1.07 billion in the prior fiscal year. Intersegment sales decreased by $27.3 million compared to fiscal 2008. These results are primarily driven by reduced demand, increased competition in the market, and the impact of the significant rise in steel prices in the second half of fiscal 2008 that declined throughout fiscal 2009. Engineered building systems third-party sales accounted for 54.3% of total consolidated third-party sales in fiscal 2009 compared to 60.5% in fiscal 2008.

Operating income (loss) of the engineered building systems segment decreased in fiscal 2009 to a loss of $(389.3) million, compared to income of $107.9 million in the prior fiscal year. This $497.2 million decrease resulted from charges related to goodwill and other intangible asset impairments of $376.4 million, restructuring charges of $7.4 million in fiscal 2009, a $14.7 million inventory lower of cost or market adjustment, a $4.2 million asset impairment charge and a remaining $141.0 million decrease in gross profit due to the declines in volumes and relative sales prices noted above, partially offset by a $46.5 million decrease in selling and administrative expenses. The $46.5 million decrease in selling and administrative expenses was primarily due to a $40.9 million decrease in wage and benefit costs and temporary labor costs due to lower headcount and lower incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $209.6 million in fiscal 2009 compared to $283.6 million in the prior fiscal year. The decrease in selling and administrative expenses was primarily due to a $59.3 million decrease in wage and benefit costs and temporary labor costs due to lower headcount and lower incentive compensation. We also had a $2.9 million decrease in executive retirement costs due primarily to accelerated vesting of certain restricted stock grants of former executives upon retirement in fiscal 2008. The remaining decrease was the result of a $2.5 million decrease in pre-tax share-based compensation costs, a $2.2 million decrease in bad debt expense, a $1.7 million decrease in travel and entertainment costs, a $1.6 million decrease in advertising costs and decreases in other various expenses due to managed lower levels of activity. As a percentage of sales, selling, general and administrative expenses were 21.7% for fiscal 2009 compared to 16.1% for fiscal 2008.

Consolidated goodwill and other intangible asset impairment was $622.6 million in fiscal 2009 compared with no amount recorded in the prior fiscal year. This increase impacted all three of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009, our lowering projected cash flows and implementing Phase III of our restructuring plan in the second quarter of fiscal 2009.

Consolidated restructuring charge increased to $9.1 million in fiscal 2009 compared with $1.1 million in the prior year’s period. This increase was primarily related to our plan to close six of our engineered building systems manufacturing plants. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. The $0.9 million charge in the prior year was related to the plan to exit our residential overhead door product line, included in our metal components segment.

Consolidated change in control charges for fiscal 2009 in the amount of $11.2 million related primarily to $9.1 million in share-based compensation expense upon the accelerated vesting of our stock incentive plans upon the change in control of our Company. We also incurred a $1.5 million charge related to a new director and officer insurance policy upon the majority change of our board of directors.

Consolidated interest income for fiscal 2009 decreased by 63.8% to $0.4 million, compared to $1.1 million for the prior fiscal year. This decrease was primarily due to lower interest rates on our cash balances during fiscal 2009 compared to the prior fiscal year.

Consolidated interest expense for fiscal 2009 decreased by 13.3% to $20.4 million, compared to $23.5 million for the prior fiscal year. Lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt, partially offset by a $3.1 million charge related to our interest rate swap contract. In connection with our 2009 refinancing, we concluded the interest rate swap agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. As a result, we have reclassified to interest expense the remaining deferred losses previously recorded to accumulated other comprehensive income (loss).

Consolidated provision for income taxes for fiscal 2009 decreased to a benefit of $(54.5) million, compared to a provision of $51.5 million for the prior fiscal year. The decrease was primarily due to a $931.8 million decrease in pre-tax earnings (loss). The effective tax rate for fiscal 2009 was 6.8% compared to 39.5% for the prior fiscal year. This decrease was primarily due to non-deductible goodwill impairment costs and the non-deductible premium on the retirement of our Convertible Notes.

Consolidated debt extinguishment and refinancing costs for fiscal 2009 were $100.3 million and related to our refinancing which was completed on October 20, 2009. These costs primarily consisted of $84.5 million related to debt extinguishment of our Convertible Notes, $6.4 million related to payments to non-creditors on the modification of our Credit Agreement, $4.8 million of costs related to our abandoned plan for pre-packaged bankruptcy and $3.5 million related to the write-off of the remaining deferred financing costs on our Convertible Notes.

Consolidated convertible preferred stock dividends and accretion for fiscal 2009 was $1.2 million and related primarily to $1.1 million of accrued dividends on the Convertible Preferred Stock which accrues and accumulates on a daily basis and was accrued for the last thirteen days of fiscal 2009 at the 12% paid in-kind rate.

Consolidated convertible preferred stock beneficial conversion feature for fiscal 2009 was $10.5 million and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with a conversion price of $1.2748 per common share equivalent and the closing stock price per common share just prior to the execution of the Equity Investment was $2.51. Because only 8.2 million of the potentially 196.1 million common shares, if converted, are authorized and unissued at November 1, 2009, only $10.5 million of the beneficial conversion feature is recognized in fiscal 2009.

Diluted earnings per share for fiscal 2009 decreased to a loss of $(34.06) per diluted share, compared to earnings of $4.05 per diluted share for the prior fiscal year. The decrease was primarily due to an $837.5 million decrease in net income (loss) applicable to common shares resulting from the factors described above. In addition, the weighted average number of common shares outstanding increased by 2.5 million due to the completion of our Convertible Notes exchange offer in the last month of our fiscal year. In connection with the exchange offer, we issued 70.2 million common shares. In addition to the Convertible Notes exchange offer, our 2009 refinancing transaction included the issuance of $250 million of Series B Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of common shares outstanding. The Convertible Preferred Stock will be convertible into 196.1 million common shares and will only be included in the weighted average common shares outstanding under the “if-converted” method which is required when it results in a lower earnings per share than determined under the “two-class” method.

RESULTS OF OPERATIONS FOR FISCAL 2008 COMPARED TO FISCAL 2007

Consolidated sales for fiscal 2008 increased 8.6%, or $139.1 million, over fiscal 2007. Of this increase, $180.3 million related to increased pricing on increased steel costs and $18.6 million was attributable to the Garco acquisition. These increases were partially offset by a 5.6% decrease in tonnage volumes in all three of our segments in fiscal 2008 compared with fiscal 2007, which were driven by reduced demand for such products resulting from the 17.5% reduction in low-rise non-residential square footage starts as reported by McGraw Hill.

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

Consolidated interest expense for fiscal 2008 decreased by 18.4% to $23.5 million, compared to $28.8 million for the prior fiscal year. We repaid $21.7 million of the loans under our Credit Agreement in January 2008. In addition, lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt. During June 2006, we entered into an interest rate swap agreement relating to $160 million of the $400 million principal term loans under our Credit Agreement to manage our risk associated with changing interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

General

On November 1, 2009, we had working capital of $140.5 million compared to $230.7 million at the end of fiscal 2008, a $90.2 million decrease. The decrease in working capital was primarily due to reduced needs for working capital requirements on lower business activity levels and reduced transactional prices for inventory leading up to the end of the fiscal period. This reduction in working capital was offset by the development of an income tax receivable generated during the period, resulting from the taxable losses incurred. During the fiscal year, our cash and cash equivalents increased $22.2 million to $90.4 million at the end of fiscal 2009 from $68.2 million at the end of fiscal 2008. The increase in cash resulted from $95.4 million of cash provided by operating activities, partially offset by $19.1 million of cash used in investing activities and $54.0 million of cash used in financing activities. The cash provided by operating activities was impacted by a $52.5 million reduction in current working capital and non-current assets and $42.9 million cash generated from operating activities. The cash used in investing activities was primarily related to $21.7 million used for capital expenditures predominantly related to new IPS facilities and computer software. The cash used in financing activities was primarily impacted by the Recapitalization Plan where the proceeds from the issuance of the Convertible Preferred Stock of $250.0 million were utilized to repay $90.0 million of the Convertible Notes and $143.3 million in connection with the Amended Credit Agreement. In addition, we paid $54.7 million in transaction costs to complete the Recapitalization Plan.

We invest our excess cash in various overnight investments.

Debt

Capital Structure.  On October 20, 2009 (the “Closing Date”), we closed the $250 million Equity Investment. As a result of the Equity Investment, the CD&R Funds own 250,000 shares of Convertible Preferred Stock, representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis. Simultaneously with the closing of the Equity Investment,

•	we refinanced our existing credit agreement as in effect prior to such date (the “Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The Amended Credit Agreement, our amended term loan, requires quarterly principal payments of 0.25% of the principal amount of the term loan then outstanding as of the last day of each quarter and a final payment of approximately $131.1 million in principal at maturity on April 20, 2014.

•	we entered into the ABL Facility, an asset-based revolving credit facility agreement, with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility and letters of credit subfacility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 70.2 million shares of common stock.

Amended Credit Agreement.  The term loans under the Amended Credit Agreement will mature on April 20, 2014, four years and six months from the Closing Date and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each quarter.

The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions.

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

The Amended Credit Agreement has no financial covenant test until the conclusion of the fourth quarter of fiscal 2011 at which time the maximum ratio of total debt to Consolidated EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013, to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period.

Borrowings under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the

Amended Credit Agreement. In addition, subject to certain exceptions, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events;

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met; and

•	the greater of $10.0 million and 50% of certain 2009 tax refunds (as defined in the Amended Credit Agreement) received by the Company.

We expect to make a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our 2009 tax refund. Therefore, an additional $12.9 million of principal under the Amended Credit Agreement has been classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009.

Term loans under the Amended Credit Agreement bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin, which for term loans is 5% until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. For revolving loans, the Base Rate fluctuates based on our leverage ratio and ranges from 0.25% to 1.25%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of the Wachovia Bank, National Association prime rate, the overnight Federal Funds rate plus 0.5% and 3.0% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

ABL Facility.  The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by the Company of up to $125.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 1, 2009, our excess availability under the ABL Facility was $70.4 million.

An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 1% through May 1, 2010 and thereafter at 1% or, if the average daily balance of the loans and letters of credit obligations for a given month is higher than 50% of the maximum credit then available, 0.75%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.

The obligations under the ABL Facility, and the guarantees therefore, are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, and our associated intangibles, subject to certain exceptions, and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.

Our obligations under the ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary) that is not a borrower under the ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC, as administrative agent.

In addition, the obligations under the ABL Facility and the guarantees thereof are secured pursuant to a pledge agreement, dated as of October 20, 2009, made by the Company and other pledgors (as defined therein), in favor of Wells Fargo Foothill, LLC, as administrative agent, by (i) all of the capital stock of all direct domestic subsidiaries owned by the Company and the pledgors and (ii) up to 65% of the capital stock of certain direct foreign subsidiaries owned by the Company or any pledgor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary).

The ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s concentration account to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement. In addition, during such Dominion Event, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility. If excess availability under the ABL Facility falls below certain levels, our ABL Facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity.

Loans under the ABL Facility bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin, which shall be 3.50% through April 30, 2010 and shall thereafter range from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and

(2) LIBOR loans at LIBOR plus a margin, which shall be 4.50% through April 30, 2010 and shall thereafter range from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Intercreditor Agreement.  The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other property of the

Company and the guarantors, subject to certain exceptions. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other property of the Company and the guarantors, subject to certain exceptions. The details of the respective collateral rights between lenders under the Amended Credit Agreement and lenders under the ABL Facility are governed by an intercreditor agreement, dated as of the Closing Date, among the borrowers, the term loan administrative agent, the ABL Facility administrative agent and the other parties thereto.

Convertible Notes.  In connection with the Equity Investment, we completed the Exchange Offer to acquire $180 million of aggregate principal amount of Convertible Notes. Approximately 99.9% of the outstanding Convertible Notes were tendered in the Exchange Offer, and holders of Convertible Notes received $500 in cash and 390 shares of common stock of the Company for each $1,000 principal amount of Convertible Notes tendered. The proceeds of the Equity Investment were used to pay the cash portion of the Exchange Offer, in an amount of $90.0 million. At November 1, 2009, we had retired all but approximately $0.06 million of the Convertible Notes.

On December 9, 2009, we gave to holders of Convertible Notes irrevocable notice of our intent to redeem the $0.06 million of remaining Convertible Notes on December 29, 2009. As of December 9, 2009 until December 28, 2009, at the option of any holder of Convertible Notes, we are required to convert the principal amount of such holder’s Convertible Notes, or any portion of such principal amount that is a multiple of $1,000, into cash and fully paid shares of common stock of the Company, in accordance with the terms, procedures and conditions outlined in the indenture pursuant to which the Convertible Notes were issued. As of November 1, 2009, the conversion rate for the Convertible Notes was 24.9121 shares of common stock per $1,000 in principal amount of the Convertible Notes. The terms of our Amended Credit Agreement and our ABL Facility require us to redeem the Convertible Notes by January 15, 2010. We expect to redeem the Convertible Notes by January 15, 2010, but if for any reason, we do not redeem the Convertible Notes by January 15, 2010, this would constitute an event of default under both our Amended Credit Agreement and our ABL Facility.

Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate. For more information, see Note 17 to our Consolidated Financial Statements under “Item 8. Financial Statements and Supplementary Data.” The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

Interest Rate Swap

On June 15, 2006, we entered into a forward interest rate swap transaction (the “Swap Agreement”) hedging a portion of the $400 million variable rate term loan under our Credit Agreement with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007, decreased to $105 million on October 14, 2008 and decreased again to $65 million on October 13, 2009. The term of the Swap Agreement is four years, ending in June 2010. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt.

The fair value of the Swap Agreement as of November 1, 2009 and November 2, 2008, was a liability of approximately $2.2 million and $3.9 million, respectively, and is included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable. Fair value estimates presented for the Swap Agreement were determined based on the present value of all future cash flows, the fixed rate in the contract and assumptions regarding forward interest rates from a yield curve. The interest rate swap agreement resulted in additional interest expense during fiscal 2009 and fiscal 2008 of approximately $6.1 million and $2.6 million, respectively.

During the fourth quarter of fiscal 2009, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the terms of the Amended Credit Agreement which includes a 2% LIBOR floor. We do not believe the LIBOR rates over the remaining term of the Swap Agreement will exceed the LIBOR floor stated in the Amended Credit Agreement which in effect results in fixed rate debt. Therefore, during fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss). For fiscal 2009, we have reduced interest expense by $2.5 million as a result of the changes in fair value of the hedge and we reclassified $4.8 million into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement.

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

We expect that, for the next fiscal year, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between $10 million and $12 million for fiscal 2010 and expansion when needed.

We have used available funds to repurchase shares of our common stock under our stock repurchase program. Although we did not purchase any shares of common stock during fiscal 2009 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 long-term stock incentive plan, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. We also used the proceeds of our Equity Investment to purchase the Convertible Notes in the Exchange Offer.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994 appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2009, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 187 to a low point of 112. Steel prices decreased rapidly during the first eight months of fiscal 2009 but increased slightly between July 2009 and October 2009. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will increase in fiscal 2010 as compared with prices we experienced during the second half of fiscal 2009.

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

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, or a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2009, we purchased approximately 30% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2009. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2009, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors.”

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2009, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of November 1, 2009 (in thousands):

	Payments due by period
		Less than		4-5	More than
Contractual Obligation	Total	1 year	1-3 years	years	5 years

Total debt(1)	$150,249	$14,164	$2,698	$133,387	$—
Interest payments on debt(2)	69,661	17,424	29,919	22,318	—
Convertible Preferred Stock dividend(3)	202,590	—	45,020	45,020	112,550
Operating leases	16,423	7,162	6,745	1,042	1,474
Other purchase obligations(4)	14,464	7,703	6,761	—	—
Projected pension obligations(5)	10,730	—	2,860	3,170	4,700
Other long-term obligations(6)	4,864	4,107	300	300	157

Total contractual obligations	$468,981	$50,560	$94,303	$205,237	$118,881

(1)	As of November 1, 2009, the aggregate principal amount and accrued and unpaid interest thereon of the outstanding Convertible Notes was approximately $59,000. As of December 9, 2009 until December 28, 2009, the Convertible Notes may be converted at the option of the holder. We are required to convert the principal amount of a holder’s Convertible Notes, or any portion of such principal amount that is a multiple of $1,000, into cash and fully paid shares of common stock of the Company in accordance with the terms, procedures and conditions outlined in the indenture pursuant to which the Convertible Notes were issued. As of November 1, 2009, the conversion rate is 24.9121 shares of common stock per $1,000 in principal amount of the Convertible Notes. On December 29, 2009, we have an obligation to redeem all outstanding Convertible Notes.

(2)	Interest payments were calculated based on the stated interest rate for fixed rate obligations and rates in effect at November 1, 2009 for variable rate obligations and the interest rate swap payments.

(3)	We have assumed that the dividends required by our Convertible Preferred Stock will be paid in-kind during fiscal 2010 because we are limited in our ability to pay cash dividends until October 2010 under the Amended Credit Agreement and the ABL Facility, except for certain specified purposes. For simplicity, we have assumed cash dividends of 8% will be paid subsequent to fiscal 2010 until the Convertible Preferred Stock can be either called by us or put to us by the CD&R funds on the tenth anniversary of the Closing Date. However, if at any time after the 30 month anniversary of the Closing Date, the trading price of the common stock of the Company exceeds 200% of the initial conversion price (as defined in the Certificate of Designation) for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

(4)	Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Consignment inventory at November 1, 2009 is estimated to be approximately $22 million.

(5)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.

(6)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $12.1 million and $13.1 million at November 1, 2009 and November 2, 2008, respectively.

CRITICAL ACCOUNTING POLICIES

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those estimates that may have a significant effect on our financial condition and results of operations. Our significant accounting policies are disclosed in Note 2 to our Consolidated Financial Statements. The following discussion of critical accounting policies addresses those policies that are both important to the portrayal of our financial condition and results of operations and require significant judgment and estimates. We base our estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Insurance accruals.  We are self insured for a substantial portion of the cost of employee group health insurance and for the cost of workers’ compensation benefits and general liability and automobile claims. We purchase third party insurance that provides individual and aggregate stop loss protection for these costs. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and benefits during the period an employee is unable to work. These accruals are developed using third-party estimates of the expected cost and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities. For general liability and automobile claims, accruals are developed based on third-party estimates of the expected cost to resolve each claim based on industry statistics and the nature and severity of the claim and include estimates for IBNR claims, taxes and administrative fees. This statistical information is trended to provide estimates of future expected costs based on factors developed from our experience of actual claims cost compared to original estimates.

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

Share-Based Compensation.  Under ASC Topic 718, Compensation - Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% to 10% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. There were no options granted during the fiscal years ended November 1, 2009 and November 2, 2008.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The entire U.S. federal net operating loss will be fully utilized through carryback against taxable income generated in fiscal 2008 and 2007. At both November 1, 2009 and November 2, 2008, we had a full valuation allowance in the amount of $5.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

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

At November 1, 2009, we have total goodwill of $5.2 million which is all included in our engineered building systems segment. At November 2, 2008, we had total goodwill of $616.6 million, of which $99.0 million, $147.2 million and $370.4 million is included in the metal coil coating, metal components and engineered building systems segments.

In connection with the acquisition of RCC, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s backlog was amortized over one year because items in RCC’s backlog were expected to be delivered within one year. RCC’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 5 — Acquisitions in the Notes to Consolidated Financial Statements, for additional information.

We had recorded approximately $277.3 million of goodwill as a result of the RCC acquisition. Goodwill of $17.0 million, $17.8 million and $242.5 million had been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our one remaining reporting unit. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. During fiscal 2008, we adopted an approach to the computation of the terminal value in the discounted cash flow method, using the Gordon growth model instead of a market based EBITDA multiple approach. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2009 and 2007. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

Subsequent to our fiscal 2008 annual assessment of the recoverability of goodwill and indefinite lived intangibles, and beginning largely in late September, our stock price and market capitalization decreased from $36.51 and $720.3 million, respectively, at July 27, 2008 to $18.61 and $367.3 million, respectively, at November 2, 2008. We evaluated whether the recent decline in our stock price and market capitalization represented a significant decline in the underlying fair value of the Company. Based upon our analysis, we concluded that the decline in our stock price and the resulting decline in our market capitalization did not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we did not believe the decline was caused by significant underperformance of the Company relative to historical or projected future operating results, a significant change in the manner of our use of the acquired assets or the strategy for our overall business, or a significant negative industry or economic trend.

Based on lower than projected sales volumes in our first quarter of fiscal 2009 and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the Company’s cash flow projections. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.

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

As a result of the aforementioned goodwill impairment indicators and in accordance with ASC 350, we performed an impairment analysis on our indefinite lived intangible asset related to RCC’s trade names in our engineered building systems segment to determine the fair value. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying cost exceeded the future fair value attributable to the intangible asset, and recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the intangible asset.

The results of our fiscal year 2009 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of the Company’s one remaining reporting unit was in excess of the carrying value of that reporting unit, including goodwill, and thus no impairment existed in the fourth quarter of fiscal 2009. In fiscal 2009, our one remaining reporting unit’s fair value would have had to have been lower by more than 50% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired.

Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2009, 2008 and 2007, we established new reserves for doubtful accounts of $1.2 million, $3.5 million and $0.3 million, respectively. Additionally, in each of the three fiscal years ended November 1, 2009, we wrote off uncollectible accounts of $2.5 million, $2.1 million and $6.6 million, respectively, all of which had been previously reserved.

Inventory valuation.  In determining the valuation of inventory and record an allowance for obsolete inventory using the specific identification method for steel coils and other raw materials. Management also reviews the carrying value of inventory for lower of cost or market. Our primary raw material is steel coils which have historically shown significant price volatility. We generally manufacture to customers’ orders, and thus maintain raw materials with a variety of ultimate end uses. We record a lower of cost or market charge to cost of sales when the net realizable value (selling price less estimated cost of disposal), based on our intended end usage, is below our estimated product cost at completion. Estimated net realizable value is based upon assumptions of targeted inventory turn rates, future demand, anticipated finished goods sales prices, management strategy and market conditions for steel. If projected end usage or projected sales prices change significantly from management’s current estimates or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required and in the case of a major downturn in market conditions, such write-downs could be significant.

We adjusted our raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. At November 1, 2009, all inventory with a lower of cost or market adjustment was fully utilized. The balance of the lower of cost or market adjustment was $2.7 million at November 2, 2008.

Property, plant and equipment valuation.  We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life.

During fiscal 2009, we adjusted our property, plant and equipment because we determined that the carrying value of certain assets were not recoverable based on expected undiscounted future cash flows. We recorded asset impairments of $6.3 million in fiscal 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued guidance that has been codified under ASC Topic 715-20, Defined Benefit Plans - General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715-20 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by ASC 715-20 in fiscal 2010.

In June 2008, the FASB issued guidance that has been codified under ASC Topic 260-10, Earnings Per Share (“ASC 260-10”). This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two class method. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. All prior period earnings per share data would be adjusted retrospectively to conform with the provisions of this pronouncement. We are currently evaluating the impact of this pronouncement.

In May 2008, the FASB issued guidance that has been codified under ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. ASC 470-20 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting ASC 470-20 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.5%. The retroactive application of this pronouncement to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.5 million in fiscal 2005, gradually increasing to approximately $9.9 million in fiscal 2009. In October 2009, we completed the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes. Therefore, we will not have additional prospective interest expense upon adoption.

In February 2008, the FASB issued additional guidance codified under ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt ASC 820-10 in our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. However, we do not believe the adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance that has been codified under ASC Topic 810, Consolidations (“ASC 810”). This Statement amends previous guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, ASC 810 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interest which would be impacted by ASC 810.

In December 2007, the FASB issued guidance that has been codified under ASC Topic 805, Business Consolidations (“ASC 805”). This statement replaces previous guidance but retains the fundamental requirements of the previous guidance. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, ASC 805 recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of ASC 805 on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended November 1, 2009, steel constituted approximately 71% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing workers. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will increase in fiscal 2010 as compared with the prices we experienced during the second half of fiscal 2009.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the October index would likely approximate our fiscal November or December steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel. Further, due to the market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2009, we purchased approximately 30% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2009. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2009, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 71% of our cost of sales for fiscal 2009, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $5.7 million for our fiscal year ended November 1, 2009, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At November 1, 2009, we had $150.0 million outstanding under our Amended Credit Agreement. Based on this balance and considering the Swap Agreement discussed below, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.1 million on an annual basis. The fair value of our Convertible Notes at November 1, 2009 was approximately $0.1 million compared to the face value of $0.1 million. The fair value of our Convertible Notes at November 2, 2008 was approximately $149.5 million compared to the face value of $180.0 million. The fair value of our Amended Credit Agreement at November 1, 2009 was approximately $138.0 million compared to the face value of $150.0 million. The fair value of our Credit Agreement at November 2, 2008 was approximately $252.0 million compared to the face value of $293.2 million.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 12 to the Consolidated Financial Statements, we initially converted $160 million of our $293 million term loan outstanding on our $400 million term loan under the Credit Agreement to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At November 1, 2009 and November 2, 2008, the notional amount of the Swap Agreement was $65 million and $105 million, respectively. However, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. We do not believe the LIBOR rates over the remaining term of the Swap Agreement will exceed the LIBOR floor stated in the Amended Credit Agreement which in effect results in fixed rate debt.

See Note 11 to the Consolidated Financial Statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of November 1, 2009. Weighted-average variable rates are based on LIBOR rates at November 1, 2009, plus applicable margins.

								Fair
	Scheduled Maturity Date(a)							Value
	2010	2011	2012	2013	2014	Thereafter	Total	11/1/09
	(In millions, except interest rate percentages)

Total Debt:
Fixed Rate(b)	$0.2	$—	—	—	—	—	$0.2	$0.2
Interest Rate	2.1%	—	—	—	—	—	2.1%
Variable Rate	$13.9	1.4	1.3	1.3	132.1	—	$150.0	$138.0 (c)
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	—	8.0%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.

(b)	Fixed rate debt excludes the Swap Agreement.

(c)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for the fiscal year ended November 1, 2009 was immaterial and for the fiscal years ended November 2, 2008 and October 28, 2007 was $(1.1) million and $(0.3) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the fiscal years ended November 1, 2009 and November 2, 2008 was $(0.2) million and $0.3 million, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2009. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of November 1, 2009, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of November 1, 2009. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of November 1, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited NCI Building Systems, Inc.’s (the “Company”) internal control over financial reporting as of November 1, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 1, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of November 1, 2009 and November 2, 2008 and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended November 1, 2009 of the Company and our report dated December 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of November 1, 2009 and November 2, 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended November 1, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at November 1, 2009 and November 2, 2008, and the consolidated results of their operations, their cash flows and their comprehensive income (loss) for each of the three years in the period ended November 1, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 3 and 23 to the consolidated financial statements, effective October 28, 2007, the Company adopted the guidance originally issued in Staff Accounting Bulletin No. 108, “Considering the effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and the guidance originally issued in Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (codified in FASB ASC Topic 715, “Compensation-Retirement Benefits”). Also, discussed in Note 3 to the consolidated financial statements, effective October 29, 2007, the Company adopted the guidance originally issued in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (codified in FASB ASC Topic 740, “Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of November 1, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 22, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 22, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007
	(In thousands, except per share data)

Sales	$967,923	$1,764,159	$1,625,068
Cost of sales	752,793	1,321,917	1,221,463
Lower of cost or market adjustment	39,986	2,739	—
Asset impairments	6,291	157	—

Gross profit	168,853	439,346	403,605
Selling, general and administrative expenses	209,567	283,577	271,871
Goodwill and other intangible asset impairments	622,564	—	—
Restructuring charge	9,052	1,059	—
Change of control charges	11,168	—	—

Income (loss) from operations	(683,498)	154,710	131,734
Interest income	393	1,085	725
Interest expense	(20,410)	(23,535)	(28,829)
Debt extinguishment and refinancing costs	(100,260)	—	—
Other (expense) income, net	2,287	(1,880)	1,195

Income (loss) before income taxes	(801,488)	130,380	104,825
Provision (benefit) for income taxes	(54,524)	51,499	41,096

Net income (loss)	$(746,964)	$78,881	$63,729
Convertible preferred stock dividends and accretion	1,187	—	—
Convertible preferred stock beneficial conversion feature	10,526	—	—

Net income (loss) applicable to common shares	$(758,677)	$78,881	$63,729

Earnings (loss) per share:
Basic	$(34.06)	$4.08	$3.25

Diluted	$(34.06)	$4.05	$3.06

Weighted average number of common shares outstanding:
Basic	22,013	19,332	19,582
Diluted	22,013	19,486	20,793

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	November 1,	November 2,
	2009	2008
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$90,419	$68,201
Restricted cash, current	5,154	—
Accounts receivable, net	82,889	163,005
Inventories, net	71,537	192,011
Deferred income taxes	18,787	24,259
Income tax receivable	27,622	—
Investments in debt and equity securities, at market	3,359	2,639
Prepaid expenses and other	14,494	15,735
Assets held for sale	4,963	—

Total current assets	319,224	465,850

Property, plant and equipment, net	231,840	251,163
Goodwill	5,200	616,626
Intangible assets, net	28,370	41,678
Restricted cash, net of current portion	7,825	—
Other assets, net	21,389	5,384

Total assets	$613,848	$1,380,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,164	$920
Note payable	481	—
Accounts payable	73,594	104,348
Accrued compensation and benefits	37,215	67,429
Accrued interest	776	2,422
Other accrued expenses	52,455	60,013

Total current liabilities	178,685	235,132

Long-term debt	136,085	473,480
Deferred income taxes	18,591	44,332
Other long-term liabilities	8,007	3,928

Total long-term liabilities	162,683	521,740

Series B cumulative convertible participating preferred stock	222,815	—
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 90,410,147 and 22,403,711 shares issued in 2009 and 2008, respectively; and 90,410,147 and 19,734,025 shares outstanding in 2009 and 2008, respectively	904	224
Additional paid-in capital	263,620	200,680
Retained earnings (deficit)	(206,000)	540,964
Accumulated other comprehensive loss	(8,859)	(1,440)
Treasury stock, at cost, (2,669,686 shares in 2008)	—	(116,599)

Total stockholders’ equity	49,665	623,829

Total liabilities and stockholders’ equity	$613,848	$1,380,701

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(746,964)	$78,881	$63,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,776	35,588	35,535
Share-based compensation expense	4,835	9,504	8,610
Accelerated vesting of share-based compensation	9,066	—	—
Debt extinguishment and refinancing costs	95,418	—	—
Gain on sale of property, plant and equipment	(928)	(1,264)	(814)
Provision for inventory obsolescence	—	—	696
Lower of cost or market reserve	39,986	2,739	—
Provision for doubtful accounts	1,221	3,468	330
Interest rate swap ineffectiveness	3,072	—	—
Provision (benefit) for deferred income taxes	(24,452)	266	(7,090)
Asset impairments	6,291	—	—
Impairment of goodwill and intangible assets	622,564	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	78,895	(5,008)	9,753
Inventories	79,362	(57,025)	28,020
Income tax receivable	(32,332)	—	—
Prepaid expenses and other	(1,423)	(9,724)	(957)
Accounts payable	(30,754)	(23,738)	12,978
Accrued expenses	(41,599)	7,445	(10,815)
Other, net	336	(938)	(2,350)

Net cash provided by operating activities:	95,370	40,194	137,625
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(20,086)
Capital expenditures	(21,657)	(24,803)	(42,041)
Proceeds from sale of property, plant and equipment	2,589	4,238	6,696
Cash surrender value life insurance	—	2,101	—
Other, net	(34)	(226)	(932)

Net cash used in investing activities:	(19,102)	(18,690)	(56,363)
Cash flows from financing activities:
Proceeds from stock options exercised	12	698	3,923
Deposits of restricted cash	(12,979)	—	—
Excess tax benefits from share-based compensation arrangements	—	215	1,596
Borrowings on revolving lines of credit	—	—	90,500
Payments on revolving lines of credit	—	—	(90,500)
Payments on long-term debt	(920)	(22,637)	(947)
Payments on note payable	(1,693)	(3,892)	—
Issuance of convertible preferred stock	250,000	—	—
Payment of convertible notes	(89,971)	—	—
Payment of on term loan	(143,290)	—	—
Payment of refinancing costs	(54,659)	(914)	(75)
Purchase of treasury stock	(451)	(2,226)	(36,122)

Net cash (used in) provided by financing activities:	(53,951)	(28,756)	(31,625)
Effect of exchange rate changes on cash and cash equivalents	(99)	399	379
Net (decrease) increase in cash and cash equivalents	22,218	(6,853)	50,016
Cash and cash equivalents at beginning of period	68,201	75,054	25,038

Cash and cash equivalents at end of period	$90,419	$68,201	$75,054

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NCI BUILDING SYSTEMS, INC.

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
	(In thousands, except share data)

Balance, October 29, 2006	21,793,914	$218	$175,121	$403,125	$(1,804)	(1,816,516)	$(78,251)	$498,409
Cumulative effect of adopting SAB 108, net of taxes (Note 3)	—	—	—	(4,410)	—	—	—	(4,410)
Treasury stock purchases	—	—	—	—	—	(773,888)	(36,122)	(36,122)
Common stock issued for stock option exercises	109,233	1	3,922	—	—	—	—	3,923
Tax benefit from employee stock incentive plan	—	—	1,596	—	—	—	—	1,596
Issuance of restricted stock	190,641	2	(2)	—	—	—	—	—
Other comprehensive income	—	—	—	—	142	—	—	142
Share-based compensation	—	—	8,610	—	—	—	—	8,610
Shares issued for acquisition	35,448	—	1,800	—	—	—	—	1,800
Adoption of ASC 715-20, net of taxes (Note 23)	—	—	—	—	2,019	—	—	2,019
Net income	—	—	—	63,729	—	—	—	63,729

Balance, October 28, 2007	22,129,236	$221	$191,047	$462,444	$357	(2,590,404)	$(114,373)	$539,696
Treasury stock purchases	—	—	—	—	—	(79,282)	(2,226)	(2,226)
Common stock issued for stock option exercises	34,343	—	698	—	—	—	—	698
Tax benefit from employee stock incentive plan	—	—	(566)	—	—	—	—	(566)
Issuance of restricted stock	240,132	3	(3)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,797)	—	—	(1,797)
Share-based compensation	—	—	9,504	—	—	—	—	9,504
Adoption of ASC 740-10 (Note 17)	—	—	—	(361)	—	—	—	(361)
Net income	—	—	—	78,881	—	—	—	78,881

Balance, November 2, 2008	22,403,711	$224	$200,680	$540,964	$(1,440)	(2,669,686)	$(116,599)	$623,829
Treasury stock purchases	—	—	—	—	—	(176,918)	(451)	(451)
Retirement of treasury shares	(2,846,604)	(29)	(117,021)	—	—	2,846,604	117,050	—
Common stock issued for stock option exercises	825	—	12	—	—	—	—	12
Tax benefit from employee stock incentive plan	—	—	(5,073)	—	—	—	—	(5,073)
Convertible Notes exchange	70,177,085	702	169,725	—	—	—	—	170,427
Convertible Preferred Stock dividends payable	—	—	(1,186)	—	—	—	—	(1,186)
Tax benefit from Convertible Preferred Stock issuance costs	—	—	2,585	—	—	—	—	2,585
Issuance of restricted stock	675,130	7	(3)	—	—	—	—	4
Other comprehensive loss	—	—	—	—	(7,419)	—	—	(7,419)
Share-based compensation	—	—	13,901	—	—	—	—	13,901
Net loss	—	—	—	(746,964)	—	—	—	(746,964)

Balance, November 1, 2009	90,410,147	$904	$263,620	$(206,000)	$(8,859)	—	$—	$49,665

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007
	(In thousands)

Comprehensive income (loss):
Net income (loss) applicable to common shares	$(758,677)	$78,881	$63,729
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss) (net of income tax of $107 in 2009, $140 in 2008 and $135 in 2007)	(198)	259	244
Unrecognized actuarial gain (loss) on pension obligation (net of income tax of $6,010 in 2009, $1,046 in 2008 and $(290) in 2007)	(9,641)	(1,628)	454
Loss in fair value of interest rate swap (net of income tax of $345 in 2009, $272 in 2008 and $357 in 2007)	(554)	(428)	(556)
Reclassification adjustment for losses on derivative instruments (net of income tax of $1,854 in 2009)	2,974	—	—

Other comprehensive income (loss)	(7,419)	(1,797)	142

Comprehensive income (loss)	$(766,096)	$77,084	$63,871

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

1.	NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us” or “our”) is North America’s largest integrated manufacturer and marketer of metal products for the non-residential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for non-residential construction use. We manufacture and distribute extensive lines of metal products for the non-residential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

On October 20, 2009 the Company issued and sold to Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), an aggregate of 250,000 shares of a newly created class of convertible preferred stock, par value $1.00 per share, of the Company, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (such purchase and sale, the “Equity Investment”).

In connection with the closing of the Equity Investment, the Company, among other things took the following actions (together with the Equity Investment, the “Recapitalization Plan”):

•	consummated its exchange offer (the “Exchange Offer”) to acquire all of the Company’s existing 2.125% convertible notes due 2024 in exchange for a combination of $90 million in cash and 70.2 million shares of our common stock;

•	refinanced the Company’s existing credit agreement, which included the partial prepayment of approximately $143 million in principal amount of the existing $293 million in principal amount of outstanding term loans thereunder and a modification of the terms and an amendment and extension of the maturity of the remaining $150 million outstanding balance of the term loans (the “Amended Credit Agreement”); and

•	entered into an asset-based revolving credit facility with a maximum available amount of up to $125 million (the “ABL Facility”). Borrowing availability on the asset-based revolving credit facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 1, 2009, our excess availability under the asset-based revolving credit facility was $70.4 million.

As of November 1, 2009, the Preferred Shares were convertible into 196.1 million shares of common stock, at a conversion price of $1.2748. However, as of that date, only approximately 8.2 million shares of common stock were authorized and unissued, and therefore the CD&R Funds could not fully convert the Preferred Shares. To the extent that the CD&R Funds opt to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of their Preferred Shares into the approximately 8.2 million shares of common stock that were authorized and unissued.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in cash. We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2009 is November 1, 2009. Our fourth quarter of fiscal 2008 includes an additional week of operating activity.

We have evaluated our subsequent events through December 22, 2009.

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

(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of November 1, 2009, our cash equivalents were all invested in money market instruments.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when chargeable and collectibility is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts activity for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007 (in thousands):

	November 1,	November 2,	October 28,
	2009	2008	2007

Beginning balance	$10,330	$8,975	$15,225
Provision for bad debts	1,221	3,468	330
Amounts charged against allowance for bad debts, net of recoveries	(2,512)	(2,113)	(6,580)

Ending balance	$9,039	$10,330	$8,975

(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using specific identification or the weighted-average method for steel coils and other raw materials. During fiscal 2009, we incurred lower of cost or market adjustments of $8.1 million in the metal coil coating segment, $17.2 million in the metal components segment and $14.7 million in the engineered building systems segment for a total of $40.0 million. During fiscal 2008, we incurred lower of cost or market adjustment $2.7 million in the metal coil coating segment. Lower of cost or market adjustments were recorded because this inventory exceeded our current estimates of net realizable value less normal profit margins. At November 1, 2009, all inventory with a lower of cost or market adjustment was fully utilized. The balance of the lower of cost or market adjustment was $2.7 million at November 2, 2008.

The components of inventory are as follows (in thousands):

	November 1,	November 2,
	2009	2008

Raw materials	$48,081	$142,614
Work in process and finished goods	23,456	49,397

	$71,537	$192,011

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007 (in thousands):

	November 1,	November 2,	October 28,
	2009	2008	2007

Beginning balance	$1,807	$4,433	$3,737
Provisions	1,409	252	1,710
Dispositions	(1,624)	(2,878)	(1,014)

Ending balance	$1,592	$1,807	$4,433

During fiscal 2009, we purchased approximately 30% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during fiscal 2009.

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

Depreciation expense for fiscal 2009, 2008 and 2007 was $29.9 million, $32.5 million and $29.3 million, respectively. Of this depreciation expense, $7.1 million, $4.5 million and $4.3 million was related to software depreciation for fiscal 2009, 2008 and 2007, respectively.

Property, plant and equipment consists of the following (in thousands):

	November 1,	November 2,
	2009	2008

Land	$22,141	$24,281
Buildings and improvements	165,846	165,495
Machinery, equipment and furniture	225,367	229,591
Transportation equipment	3,326	3,470
Computer software and equipment	77,407	69,592

	494,087	492,429
Less accumulated depreciation	(262,247)	(241,266)

	$231,840	$251,163

Estimated useful lives for depreciation are:

Buildings and improvements	10 — 39 years
Machinery, equipment and furniture	3 — 10 years
Transportation equipment	5 — 10 years
Computer software and equipment	3 — 7 years

We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) guidance codified under ASC Topic 835, Interest. For fiscal 2009, 2008 and 2007, the total amount of interest capitalized was $0.4 million, $0.9 million and $0.7 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(f) Goodwill and Other Intangible Assets.  We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by guidance codified under ASC Topic 350, Intangibles — Goodwill and Other. Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business and significant negative industry or economic trends. In fiscal 2009, our one remaining reporting unit’s fair value would have had to have been lower by more than 50% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired. See Note 16.

(g) Revenue Recognition.  We recognize revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. Provisions are made upon sale for estimated product returns.

(h) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. In connection with the Exchange Offer on the Convertible Notes, we incurred $5.7 million in equity raising costs. Deferred financing costs are capitalized as incurred and amortized using the effective interest method over the expected life of the debt. In a modification of debt, costs paid to the creditor are capitalized and costs paid to non-creditors are expensed as incurred.

(i) Cost of sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates.

Costs associated with shipping and handling our products are included in cost of sales. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense. Purchasing costs were $3.2 million, $3.7 million and $3.7 million and engineering and drafting costs were $38.2 million, $53.9 million and $50.0 million in each of fiscal 2009, 2008, and 2007, respectively. Approximately $2.2 million and $3.9 million of these selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2009 and 2008, respectively.

(j) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Sourcetm, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Sourcetm warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we assumed a warranty obligation relating to our acquisition of Robertson-Ceco II Corporation (“RCC”) of $7.6 million which represents the fair value of the future warranty obligations at the time of purchase. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs. See Note 8.

(k) Insurance.  Group medical insurance is purchased through Blue Cross Blue Shield (“BCBS”). The plans include a Preferred Provider Organization, or PPO, plan and an Exclusive Provider Organization, or EPO, plan. These plans are managed-care plans utilizing networks to achieve discounts through negotiated rates with the providers within these networks. The claims incurred under these plans are self-funded for the first $250,000 of each claim. We purchase specific stop loss reinsurance to limit our claims liability to $250,000 per claim. BCBS administers all claims, including claims processing, utilization review and network access charges.

Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit the exposure to catastrophic loss. The workers compensation insurance has a $500,000 per occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $250,000. The general liability insurance has a $250,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator.

Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees (collectively the “Plan Costs”) as general and administrative expenses in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. We use an independent actuary to determine the claims lag and estimated liability for IBNR claims.

For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and benefits during the period of time an employee is unable to work. These accruals are developed using independent actuarial estimates of the expected cost and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities. For general liability and automobile claims, accruals are developed based on independent actuarial estimates of the expected cost to resolve each claim based on industry statistics and the nature and severity of the claim. This statistical information is trended to provide estimates of future expected costs based on factors developed from our own experience of actual claims cost compared to original estimates. Each reporting period, we record the costs of our workers’ compensation, general liability and automobile claims, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees as general and administrative expenses in our Consolidated Statements of Operations.

(l) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $5.4 million, $6.9 million and $7.4 million in fiscal 2009, 2008 and 2007, respectively.

(m) Impairment of Long-Lived Assets.  We assess impairment of property, plant, and equipment in accordance with the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. During fiscal 2009, we adjusted our property, plant and equipment because we determined that the carrying value of certain assets were not recoverable based on expected undiscounted future cash flows. We recorded asset impairments of $6.3 million in fiscal 2009. See Note 4 for asset impairments in fiscal 2009. We had no impairments in fiscal 2008 or 2007.

(n) Share-Based Compensation.  Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded the recurring pretax compensation expense relating to restricted stock awards of $4.3 million, $7.8 million and $5.9 million for fiscal 2009, 2008 and 2007, respectively. The acceleration of the unamortized compensation expense upon the change in control was $9.0 million and was included in change of control charges on the Consolidated Statement of Operations.

(o) Reclassifications.  Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(p) Foreign Currency Re-measurement and Translation.  In accordance with guidance codified under ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses are reflected in income for the period. For the fiscal year ended November 1, 2009, foreign currency re-measurement losses were immaterial and for the fiscal years ended November 2, 2008 and October 28, 2007 were $(1.1) million and $(0.3) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation gains (losses) resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. Net foreign currency translation gain (loss), net of tax, and included in other comprehensive income for the fiscal years ended November 1, 2009 and November 2, 2008 was $(0.2) million and $0.3 million, respectively.

(q) Recent Accounting Pronouncements.  In December 2008, the FASB issued guidance that has been codified under ASC Topic 715-20, Defined Benefit Plans — General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715-20 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by ASC 715-20 in fiscal 2010.

In June 2008, the FASB issued guidance that has been codified under ASC Topic 260-10, Earnings Per Share (“ASC 260-10”). This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two class method. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. All prior period earnings per share data would be adjusted retrospectively to conform with the provisions of this pronouncement. We are currently evaluating the impact of this pronouncement.

In May 2008, the FASB issued guidance that has been codified under ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 will change the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 for our Convertible Notes is that the equity component will be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component will be treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense will result by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. ASC 470-20 is effective for our fiscal year ended 2010, does not permit early application, and will be applied retrospectively to all periods presented. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our consolidated statement of operations will increase due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The Convertible Notes will also reflect higher than previously reported interest expense due to retrospective application. We are currently evaluating the impact of adopting ASC 470-20 but anticipate the reported interest expense on our Convertible Notes will increase from 2.125% to 7.5%. The retroactive application of this pronouncement to fiscal years 2005 to 2009 will result in an increase to annual interest expense of approximately $7.5 million in fiscal 2005, gradually increasing to approximately $9.9 million in fiscal 2009. In October 2009, we completed the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes. Therefore, we will not have additional prospective interest expense upon adoption.

In February 2008, the FASB issued additional guidance codified under ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt ASC 820-10 in our fiscal year that begins November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. However, we do not believe the adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance that has been codified under ASC Topic 810, Consolidations (“ASC 810”). This Statement amends previous guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. ASC 810 established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. In addition, ASC 810 requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. We will implement this statement in our fiscal year that begins November 2, 2009 and apply it as applicable. We currently do not have any ownership interest which would be impacted by ASC 810.

In December 2007, the FASB issued guidance that has been codified under ASC Topic 805, Business Combinations (“ASC 805”). This pronouncement replaces previous guidance but retains the fundamental requirements of the previous guidance. ASC 805 establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. In addition, ASC 805 recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines disclosures to enable users of the financial statement to evaluate the nature and financial effects of the business combination. We will implement this statement for all future acquisitions following the date of adoption in our fiscal year that begins November 2, 2009. The impact of adoption of ASC 805 on our financial position or results of operations is dependent upon the nature and terms of business combinations, if any, that we may consummate in fiscal 2010 and thereafter.

3.	CHANGES IN ACCOUNTING

FASB Codification Adoption

In June 2009, the FASB issued guidance that has been codified under ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). This Statement establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. Generally, the Codification is not expected to change U.S. GAAP. All other accounting literature excluded from the Codification will be considered nonauthoritative. This pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted this pronouncement in the fourth quarter of our fiscal year ending November 1, 2009 and have revised all references to authoritative accounting literature in accordance with the Codification.

ASC 825-10 Adoption

In April 2009, the FASB issued guidance that has been codified under ASC Topic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 amends previous guidance to increase the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This guidance also amends previous guidance to require those disclosures in all interim financial statements. We adopted ASC 825-10 on May 4, 2009. See Note 11 — Fair Value of Financial Instruments.

ASC 815-10 Adoption

In March 2008, the FASB issued guidance that has been codified under ASC Topic 815-10, Derivatives and Hedging (“ASC 815-10”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815-10 on February 2, 2009. See Note 12 — Derivative Instruments and Hedging Strategy.

ASC 820-10 Adoption

In September 2006, the FASB issued guidance that has been codified under ASC Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted ASC 820-10 on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of ASC

820-10 did not have a material impact on our consolidated financial statements. See Note 13 — Fair Value Measurements.

ASC 740-10 Adoption

In June 2006, the FASB issued guidance that has been codified under ASC Topic 740-10, Income Taxes (“ASC 740-10”) which clarifies the accounting for uncertainty in income taxes. ASC 740-10 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted ASC 740-10 on October 29, 2007. See discussion of the impact of adoption in Note 17 — Income Taxes.

SAB 108 Adoption

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Years Misstatements When Quantifying Misstatements in Current Year (“SAB No. 108”). SAB 108 requires that public companies utilize a “dual approach” method to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment, known as the “rollover” method, and a balance sheet focused assessment, known as the “iron curtain” method. The guidance in SAB 108 was initially required to be applied for NCI for the year ending October 28, 2007. The transition provisions of SAB 108 permitted companies to record errors identified during the year of adoption, if deemed to be immaterial using a company’s previous method of evaluating errors, as a cumulative effect adjustment to retained earnings. The transition provisions also required prior quarterly financial statements within the fiscal year of adoption to be adjusted, although the transition provisions did not require those quarterly reports, previously filed with the SEC, to be amended.

We adopted the provisions of SAB 108 as of October 28, 2007. In accordance with the transition provisions of SAB 108, we recorded a $4.4 million cumulative decrease, net of tax of $2.8 million, to retained earnings as of October 30, 2006. The cumulative adjustment to decrease opening retained earnings related to an error identified in fiscal 2007 in our accrual for employee paid time off liabilities which had historically been accrued one year in arrears from when the actual obligation was earned by employees. The impact on fiscal 2007 of $0.5 million, net of tax of $0.3 million, was recorded as an increase in compensation expense in the fourth quarter of fiscal 2007.

We believe the impact of this adjustment is immaterial to prior years’ Consolidated Financial Statements under our previous method of assessing materiality, and therefore elected, as permitted under the transition provisions of SAB 108, to reflect the effect of this adjustment in the opening balance of the accrual for compensation and benefits as of October 30, 2006, with the offsetting adjustment reflected as a cumulative effect adjustment to opening retained earnings as of October 30, 2006.

ASC 715-20 Adoption

In September 2006, the FASB issued guidance that has been codified under ASC Topic 715-20, Compensation — Retirement Benefits — Defined Benefit Plans (“ASC 715-20”). ASC 715-20 has two major provisions. The recognition and disclosure provision requires an employer to recognize a plan’s funded status in its statement of financial position and recognize the changes in a defined benefit postretirement plan’s funded status in comprehensive income in the year in which the changes occur. The measurement date provision requires an employer to measure a plan’s assets and obligations as of the end of the employer’s fiscal year. We adopted this pronouncement’s recognition and disclosure requirements as of October 28, 2007. We currently meet the ASC 715-20 requirement that the measurement date for plan assets and liabilities must coincide with the sponsor’s year end. See discussion of the impact of adoption in Note 23 — Employee Benefit Plans.

4.	PLANT RESTRUCTURING AND ASSET IMPAIRMENTS

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

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the restructuring, we implemented a general employee reduction program. In a continuing effort to rationalize our least efficient facilities, in February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment, and in April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment. In addition, manufacturing at one of our metal components facilities was temporarily suspended and currently functions as a distribution and customer service site. As part of the restructuring, we also added to the general employee reduction program. As a result of actions taken in Phase III, certain facilities are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheet. We plan to sell these facilities by the end of fiscal 2010.

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the fiscal years presented (in thousands):

			Cost	Remaining	Total
			Incurred	Anticipated	Anticipated
	Fiscal 2009	Fiscal 2008	to Date	Cost	Cost

General
Severance	$2,987	$87	$3,074	$—	$3,074
Asset Relocation	—	—	—	—	—
Other Cash Costs	57	—	57	—	57
Asset Impairment	1,234	—	1,234	—	1,234

Total General Program	4,278	87	4,365	—	4,365
Repurposing and Phase I
Severance	$1,016	$106	$1,122	$—	$1,122
Asset Relocation	303	—	303	181	484
Other Cash Costs	199	—	199	—	199
Asset Impairment	1,634	157	1,791	—	1,791

Total Plant Closing Phase I	3,152	263	3,415	181	3,596
Plant Closing Phase II
Severance	$399	$—	$399	$—	$399
Asset Relocation	22	—	22	—	22
Other Cash Costs	442	—	442	92	534
Asset Impairment	30	—	30	—	30

Total Plant Closing Phase II	893	—	893	92	985
Plant Closing Phase III
Severance	$2,349	$—	$2,349	$—	$2,349
Asset Relocation	219	—	219	339	558
Other Cash Costs	1,060	—	1,060	1,283	2,343
Asset Impairment	3,393	—	3,393	—	3,393

Total Plant Closing Phase III	7,021	—	7,021	1,622	8,643
Total All Programs	$15,344	$350	$15,694	$1,895	$17,589

Restructuring by Segment
Buildings	7,522	61	7,583	1,645	9,228
Components	1,216	106	1,322	250	1,572
Coaters	103	—	103	—	103
Corporate	211	27	238	—	238

Total	$9,052	$194	$9,246	$1,895	$11,141
Asset Impairments by Segment(1)
Buildings	4,316	157	4,473	—	4,473
Components	766	—	766	—	766
Coaters	—	—	—	—	—
Corporate	1,209	—	1,209	—	1,209

Total	$6,291	$157	$6,448	$—	$6,448

(1)	The fair value of assets was determined based on prices of similar assets adjusted for their remaining useful life.

The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or
	Severance
	Costs	Other Costs	Total

Balance at November 2, 2008	$193	$—	$193
Costs incurred	6,751	2,303	9,054
Cash payments	(5,622)	(2,303)	(7,925)
Other adjustments(1)	65	—	65

Balance at November 1, 2009	$1,387	$—	$1,387

(1)	Relates to the foreign currency translation.

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

5.	ACQUISITIONS

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

6.	RESTRICTED CASH

On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral which, in the aggregate, may not exceed $13.5 million. The restricted cash is invested in a secured cash bank account. As of November 1, 2009, we had restricted cash in the amount of $13.0 million as collateral related to our $12.1 million of letters of credit. Restricted cash is classified as current and non-current as the underlying letters of credit expire by December 2010.

7.	OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	November 1,	November 2,
	2009	2008

Accrued income tax	$—	$4,873
Customer deposits	3,651	10,116
Accrued warranty obligation and deferred warranty revenue	16,116	16,484
Accrued workers compensation and general liability insurance	9,604	8,751
Sales and use tax payable	2,121	6,648
Other accrued expenses	20,963	13,141

Total other accrued expenses	$52,455	$60,013

8.	WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended November 1, 2009 and November 2, 2008 (in thousands):

	November 1,	November 2,
	2009	2008

Beginning balance	$16,484	$14,843
Warranties sold	2,628	3,405
Revenue recognized	(1,273)	(1,323)
Costs incurred	(259)	(217)
Adjustment(1)	(1,313)	—
Other	(151)	(224)

Ending balance	$16,116	$16,484

(1)	This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded in cost of sales in our Consolidated Statement of Operations during the first quarter of fiscal 2009.

9.	SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest and taxes paid in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007

Interest paid, net of amounts capitalized	$18,445	$26,872	$26,166
Taxes paid	5,645	57,837	42,739

In October 2009, we completed an exchange offer to acquire our existing $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes”) in exchange for a combination of $500 in cash and 390 shares of NCI common stock for each $1,000 of Convertible Notes tendered and not withdrawn, with approximately 99.9% of the outstanding Convertible Notes tendered and not withdrawn as of the expiration of the offer and by which we subsequently accepted. This resulted in a non-cash reclassification from long-term debt to stockholders’ equity as we issued approximately 70.2 million shares. See further discussion of these Convertible Notes in Note 10 — Long-term Debt and Note Payable.

The dividends on the Convertible Preferred Stock accrue and accumulate on a daily basis and are included in the liquidation preference. Accrued dividends are recorded into Convertible Preferred Stock on the accompanying Consolidated Balance Sheet. Dividends are accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $1.1 million during fiscal 2009.

10.	LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	November 1,	November 2,
	2009	2008

Amended and Restated Term Loan Credit Agreement (due April 2014, interest at 8.0% and 4.7% — 6.3%, respectively)	$150,000	$293,290
2.125% Convertible Senior Subordinated Notes	59	180,000
Industrial Revenue Bond	190	1,110

	150,249	474,400
Current portion of long-term debt	(14,164)	(920)

Total long-term debt, less current portion	$136,085	$473,480

The scheduled maturity of our debt is as follows (in thousands):

2010	$14,164
2011	1,356
2012	1,342
2013	1,329
2014 and thereafter	132,058

$150,249

Amended Credit Agreement

Concurrently with the closing of the Equity Investment, on the Closing Date, we entered into the Amended Credit Agreement, an amendment to our Credit Agreement as in effect prior to such date with Wachovia Bank, National Associations, as administrative agent, pursuant to which we repaid approximately $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The modified terms of the term loan require quarterly principal payments 0.25% of the principal amount of the term loan then outstanding as of the last day of each quarter and a final payment of approximately $131.1 million at maturity on April 20, 2014.

The obligations under the Amended Credit Agreement are secured by a first priority lien on property, plant and equipment and related assets such as our software, chattel paper, instruments and contract rights (excluding foreign operations) and 100% of the capital stock and other equity interests in each of our direct and indirect operating domestic subsidiaries and 65% of the capital stock in each of our foreign subsidiaries and a second lien on our accounts receivable and inventory.

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

The Amended Credit Agreement has no financial covenant test until October 30, 2011 which is the conclusion of our fourth quarter of fiscal 2011, at which time the maximum ratio of total debt to Consolidated EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. At November 1, 2009, we had no financial compliance covenants in our Amended Credit Agreement.

Borrowings under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, subject to certain exceptions, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events;

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met; and

•	the greater of $10.0 million and 50% of certain 2009 tax refunds (as defined in the Amended Credit Agreement) received by the Company.

We expect to make a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our 2009 tax refund. Therefore, an additional $12.9 million of principal under the Amended Credit Agreement has been classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009.

The Amended Credit Agreement limits our ability to pay cash dividends, except in certain specified circumstances, on or prior to October 31, 2010 after which time we may pay any dividend in an amount not to exceed the available amount which is defined as the sum of 50% of the consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, less 100% of any negative consolidated net income amount, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts.

Term loans under the Amended Credit Agreement bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin, which for term loans is 5%, until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of the Wachovia Bank, National Association prime rate or the overnight Federal Funds rate plus 0.5% and 3.0% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on base rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.

In accordance with guidance that has been codified under ASC Topic 470-50, Debt — Modifications and Extinguishments, we accounted for the amendment to our Amended Credit Agreement as a modification, and we have expensed $6.4 million of legal and other professional fees paid to third-parties in connection with amending the facility in fiscal 2009.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the term credit agreement then in effect, prior to its amendment and restatement as the Amended Credit Agreement due June 2010. At November 1, 2009 and November 2, 2008, the notional amount of the interest rate swap agreement was $65 million and $105 million, respectively. See Note 12 for further information.

ABL Facility

Concurrently with the closing of the Equity Investment, on October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation and the Company entered into the ABL Facility, a loan and security agreement for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 1, 2009, our excess availability under the ABL Facility was $70.4 million. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 1% through May 1, 2010 and thereafter at 1% or, if the average daily balance of the loans and letters of credit obligations for a given month is higher than 50% of the maximum credit then available, 0.75%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.

The ABL Facility limits our ability to pay cash dividends, except in certain specified circumstances, prior to October 20, 2010, after which time we may pay dividends in the aggregate amount not to exceed the available amount which is defined as the sum of 50% of the adjusted consolidated net income from August 3, 2009 to the end of the most recent fiscal quarter and subject to there being no event default and the satisfaction of either certain excess availability conditions or a fixed charge coverage ratio.

The obligations under the ABL Facility are secured by a first priority lien on 100% of our accounts receivable, inventory, certain deposit accounts and our associated intangibles, subject to certain exceptions, and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.

The ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s concentration account to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement (described below). In addition, during such Dominion Event, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility. If excess availability under the ABL Facility falls below certain levels, our ABL Facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of November 1, 2009 was $15.0 million.

Loans under the ABL Facility bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin, which shall be 3.50% through April 30, 2010 and shall thereafter range from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and

(2) LIBOR loans at LIBOR plus a margin, which shall be 4.50% through April 30, 2010 and shall thereafter range from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Intercreditor Agreement

The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other property of the Company and the guarantors, subject to certain exceptions. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other property of the Company and the guarantors, subject to certain exceptions. The details of the respective collateral rights between lenders under the Amended Credit Agreement and lenders under the ABL Facility are governed by an intercreditor agreement, dated as of the Closing Date, among the borrowers, the term loan administrative agent, the ABL Facility administrative agent and the other parties thereto.

Convertible Notes

In October 2009, we completed the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes. Approximately 99.9% of the outstanding Convertible Notes were tendered in the Exchange Offer, and holders of Convertible Notes received $500 in cash and 390 shares of our common stock for each $1,000 of Convertible Notes tendered. The proceeds of the Equity Investment were used to pay the cash portion of the Exchange Offer, in an amount of approximately $90.0 million. At November 1, 2009, we had retired all but $0.06 million of the Convertible Notes.

On December 9, 2009, we provided to holders of Convertible Notes irrevocable notice of our intent to redeem the $0.06 million of remaining Convertible Notes on December 29, 2009. As of December 9, 2009 until December 28, 2009, at the option of any holder of Convertible Notes, we are required to convert the principal amount of such holder’s Convertible Notes, or any portion of such principal amount that is a multiple of $1,000, into cash and fully paid shares of common stock of the Company, in accordance with the terms, procedures and conditions outlined in the indenture pursuant to which the Convertible Notes were issued. As of November 1, 2009, the conversion rate for the Convertible Notes was 24.9121 shares of common stock per $1,000 in principal amount of the Convertible Notes. The terms of our Amended Credit Agreement and our ABL Facility require us to redeem the Convertible Notes by January 15, 2010. We expect to redeem the Convertible Notes by January 15, 2010, but if for any reason, we do not redeem the Convertible Notes by January 15, 2010, this would constitute an event of default under both our Amended Credit Agreement and our ABL Facility.

Interest on the Convertible Notes is not deductible for income tax purposes, which creates a permanent tax difference that is reflected in our effective tax rate (as discussed further in Note 17). The Convertible Notes are general unsecured obligations and are subordinated to our present and future senior indebtedness.

In accordance with guidance that has been codified under ASC Topic 470-50, Debt — Modifications and Extinguishments, we have expensed $3.5 million of unamortized deferred financing costs related to the Convertible Notes. In addition, we have recorded $84.5 million of debt extinguishment costs and $5.7 million of capitalized equity raising costs.

The debt extinguishment costs are determined based on the net of the inducement loss and the settlement gain. In accordance with guidance that has been codified under ASC Topic 470-20, Debt — Debt with Conversion and Other Options (“ASC 470-20”), we are required to recognize an expense equal to the fair value of all securities issuable pursuant to the original conversion terms. In accordance with the original conversion terms of the Convertible Notes, the expected fair value of common stock issuable upon conversion is approximately $266.1 million (based on a $2.51 closing stock price for common stock as of October 19, 2009) as compared to the expected fair value of common stock issuable pursuant to the exchange offer of approximately $11.3 million. This resulted in an induced conversion charge of $254.8 million. ASC 470-20 requires us to account for the settlement of the Convertible Notes as a debt extinguishment. When extinguishment debt is required, the reacquisition price of the debt would include the cash payment for the accreted value of the debt and the fair value of the equity instruments issued to settle the conversion spread. The original conversion rate is 24.9121 shares per $1,000 of principal and the exchange of the Convertible Notes results in 390 shares per $1,000 of principal. The change in conversion rate based on a $2.51 closing stock price for common stock as of October 19, 2009 resulted in a gain on settlement of $170.3 million.

Potential Pre-packaged bankruptcy costs

Costs related to potential pre-packaged bankruptcy are expensed as incurred. During fiscal 2009, we expensed $4.8 million of pre-packaged bankruptcy costs which are included in debt extinguishment and refinancing costs in our Consolidated Statement of Operations. All potential pre-packaged bankruptcy costs were incurred in connection with the Recapitalization Plan and were expensed in fiscal 2009.

Deferred Financing Costs

At November 1, 2009 and November 2, 2008, the unamortized balance in deferred financing costs was $20.6 million and $4.6 million, respectively. During fiscal 2008, we deferred financing costs of $0.9 million related to the Recapitalization Plan which was included in prepaid expenses and other assets in the Consolidated Balance Sheet.

Insurance Note Payable

The note payable is related to financed insurance premiums and, as of November 1, 2009 we had outstanding a note payable in the amount of $0.5 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of November 1, 2009 and November 2, 2008 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments recognized on our Consolidated Balance Sheets at the respective fiscal year ends were:

	November 1, 2009		November 2, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

2.125% Convertible Senior Subordinated Notes	$59	$97	$180,000	$149,456
$150 Million Amended Credit Agreement	$150,000	$138,000	—	—
$400 Million Credit Agreement	—	—	$293,200	$251,980

The fair value of the Convertible Notes was determined from the market rates as of the last trading day prior to our fiscal year end. The fair value of each of the Amended Credit Agreement and the Credit Agreement was based on recent trading activities of comparable market instruments.

12.	DERIVATIVE INSTRUMENT AND HEDGING STRATEGY

Interest Rate Risk

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our $400 million Credit Agreement with a notional amount of $160 million beginning October 11, 2006. The notional amount decreased to $145 million on October 11, 2007, decreased to $105 million on October 14, 2008 and decreased again to $65 million on October 13, 2009. The term of the Swap Agreement expires on June 17, 2010. Under the Swap Agreement, we will pay a fixed rate of 5.55% on a quarterly basis in exchange for receiving floating rate payments based on the three-month LIBOR rate. We designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement as of November 1, 2009 and November 2, 2008, was a liability of approximately $2.2 million and $3.9 million, respectively, and is included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of the Credit Agreement to include a 2% LIBOR minimum market interest rate. Based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments have been effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss). For fiscal 2009, we have reduced interest expense by $2.5 million as a result of the changes in fair value of the hedge and we reclassified $4.8 million into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement.

Embedded Derivative Bifurcated From Convertible Preferred Stock (See Note 14)

The terms of the Convertible Preferred Stock include a default dividend rate of 3% per annum if, with certain exceptions, we fail to (1) pay holders of Convertible Preferred Stock, on an as-converted basis, in cash, dividends paid on shares of our common stock; (2) following the date that there are no Convertible Notes outstanding, pay, in cash or kind, any dividend (other than dividends payable pursuant to the preceding clause (1)) payable to holders of Preferred Shares pursuant to the Certificate of Designations, Preferences and Rights of the Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”) on the applicable quarterly dividend payment date; (3) after June 30, 2010, reserve and keep available for issuance the number of shares of our common stock equal to 110% of the number of shares of common stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; (4) maintain the listing of our common stock on the New York Stock Exchange or another U.S. national securities exchange; (5) comply with our obligations to convert the Convertible Preferred Stock in accordance with our obligations under the Certificate of Designations; (6) redeem Convertible Preferred Stock in compliance with the Certificate of

Designations; or (7) comply with any dividend payment restrictions with respect to junior securities dividends. If, at a time when a 3% per annum default dividend rate is in effect after June 30, 2011 we fail to reserve and keep available authorized common shares pursuant to the terms of the Certificate of Designations the default dividend rate shall increase to 6% until such default is no longer continuing. The default dividend represents an embedded derivative which is bifurcated from the Equity Investment host contract. See Note 14 for further discussion of the Convertible Preferred Stock Investment Agreement.

To determine the level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. At November 1, 2009, we recorded the fair value of the embedded derivative of $1.0 million in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. As discussed further in Note 14, our majority equity holder has stated its intent to vote for the proposed reverse stock split. As this event is expected to occur in the second quarter of fiscal 2010, the value of this derivative is expected to decrease substantially in fiscal 2010. The change in fair value in other income and expense was inconsequential in fiscal 2009.

At November 1, 2009 and November 2, 2008, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
		November 1, 2009	November 2, 2008
	Balance Sheet Location	Fair Value	Fair Value

Derivative designated as hedging instrument under ASC 815:
Interest rate contract	Other long-term liabilities	$—	$3,928
Derivatives not designated as hedging instruments under ASC 815:
Interest rate contract	Other accrued expenses	$2,208	$—
Embedded derivative	Other accrued expenses	1,041	—

Total derivatives not designated as hedging instrument under ASC 815		$3,249	$3,928

Total derivatives		$3,249	$3,928

The effect of derivative instruments on the Consolidated Statement of Income for the fiscal years ended November 1, 2009 and November 2, 2008 was as follows (in thousands):

				Amount of Loss Reclassified
				from Accumulated
	Amount of Loss Recognized		Location of Loss Reclassified	OCI into Income
Derivative in ASC	in OCI on Derivative		from Accumulated OCI	(Effective Portion)
815 Cash Flow Hedging	(Effective Portion)		into Income (Loss)	November 1,	November 2,
Relationship	November 1, 2009	November 2, 2008	(Effective Portion)	2009	2008

Interest rate contract	$(739)	$(428)	Interest expense	$(1,756)	$—

	Amount of Loss Recognized
Derivatives Not Designated as Hedging	in Income (Loss) on Derivative		Location of Loss Recognized in Income
Instruments Under ASC 815	November 1, 2009	November 2, 2008	(Loss) on Derivative

Interest rate contract	$(3,072)	$—	Interest expense

At November 2, 2008, accumulated other comprehensive loss associated with the Swap Agreement previously qualifying for hedge accounting treatment was $(2.4) million, net of income tax effects.

13.	FAIR VALUE MEASUREMENTS

Effective November 3, 2008, we adopted the guidance that has been codified under ASC 820-10 related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of these provisions did not have a material effect on our consolidated financial statements.

ASC 820-10 clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based on the highest and best use of the asset or liability. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. ASC 820-10 requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of November 1, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Short-term investments in deferred compensation plan(1)	$3,359	—	—	3,359

Liabilities:
Deferred compensation plan liability	$(3,480)	—	—	(3,480)
Interest rate contract	—	(2,208)	—	(2,208)
Embedded derivative	—	—	(1,041)	(1,041)

Total liabilities	$(3,480)	(2,208)	(1,041)	(6,729)

(1)	Unrealized holding gains (losses) for the fiscal years ended November 1, 2009 and November 2, 2008 was $0.9 million and $(1.1) million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes the activity in Level 3 financial instruments during fiscal 2009:

November 1,
2009

Beginning balance	$—
Addition	(1,041)

Ending balance	$(1,041)

14.	SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

Execution of Investment Agreement

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc. (“CD&R, Inc.”), the manager of CD&R Fund VIII, of $8.25 million), 250,000 Preferred Shares. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 196.1 million common shares or 68.4% of the voting power and common stock of the Company on an as-converted basis.

Certain Terms of the Convertible Preferred Stock

In connection with the consummation of the Equity Investment, on October 19, 2009 we filed the Certificate of Designations, setting forth the terms, rights, obligations, and preferences of the Convertible Preferred Stock.

Liquidation Value.  Each Convertible Preferred Share has an initial liquidation preference of $1,000.

Rank.  The Convertible Preferred Stock ranks senior as to dividend rights and liquidation to the common stock of the company and all other classes of capital or series of our Company’s preferred stock and junior to each class or series of equity securities of the Company, whether currently issued or issued in the future, that by its terms ranks senior to the Convertible Preferred Stock.

Dividends.  Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share if paid in cash. Members of our board of directors who are independent of directors affiliated with the CD&R Funds, have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.

The dividend rate will increase by 3% per annum above the rates described in the preceding paragraph upon and during certain specified defaults and, after June 30, 2011, will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during any such specified default if due to the failure to have sufficient authorized and unissued shares of common stock of the Company to convert all outstanding Preferred Shares.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of common stock of the Company in all cash dividends and distributions paid on the common stock.

If, at any time after the 30-month anniversary of the Closing Date, the trading price of the common stock of the Company exceeds 200% of the initial conversion price (as defined in the Certificate of Designations) for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. We expect the dividend for each quarter of fiscal 2010 to be paid in-kind as a result of certain restrictions on our Amended Credit Agreement and ABL Facility and have, therefore, accrued a pro rata 12% rate per annum. See Note 10 for more information on our Amended Credit Agreement and ABL Facility.

Convertibility and Antidilution Adjustments.  To the extent that we have authorized but unissued shares of common stock, holders of Preferred Shares will have the right, at any time and from time to time, at their option, to convert any or all of their Preferred Shares, in whole or in part, into fully paid and non-assessable shares of our common stock at the conversion price, initially equal to $1.2748 and subject to adjustment as set forth in the Certificate of Designations. The number of shares of common stock of the Company into which a Preferred Share can be convertible is determined by dividing the liquidation preference in effect at the time of conversion by the conversion price in effect at the time of conversion.

The conversion price is subject to customary anti-dilution adjustments, including stock dividends and issuance of our common stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our common stock below the conversion price.

Vote.  Holders of Preferred Shares generally are entitled to vote with the holders of the shares of our common stock on all matters submitted for a vote of holders of shares of our common stock (voting together with the holders of shares of our common stock as one class) and are entitled to a number of votes equal to the number of votes to which shares of common stock issuable upon conversion of such available Preferred Shares would have been entitled (without any limitations based on our authorized but unissued shares of our common stock) if such shares of our common stock had been outstanding at the time of the applicable vote and related record date.

Additionally, certain matters require the approval of the holders of a majority of the outstanding available Preferred Shares, voting as a separate class, including (1) amendments or modifications to the Company’s Certificate of Incorporation, by-laws or the Certificate of Designation, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior securities or any security convertible into, or exchangeable or exercisable for, shares of senior securities and (3) any increase or decrease in the authorized number of Preferred Shares or the issuance of additional Preferred Shares, subject to certain exceptions.

Milestone Redemption Right.  The Company has the right, at any time on or after the tenth anniversary of the Closing Date, to redeem in whole, but not in part, all then-issued and outstanding shares of Convertible Preferred Stock in accordance with the procedures set forth in the Certificate of Designations. Any holder of Convertible Preferred Stock has the right, at any time on or after the tenth anniversary of the Closing Date, to require that the Company redeem all, but not less than all, of its shares of Convertible Preferred Stock in accordance with the procedures set forth in the Certificate of Designations.

Change of Control Redemption Right.  Upon a Change of Control (as defined in the Certificate of Designations), so long as the CD&R Funds do not own 45% or more of the voting power of the Company or are otherwise able to designate a majority of the directors on the board of directors, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock (1) if redeemed after the fourth anniversary of the Closing Date, at the liquidation value of such Preferred Shares or (2) if redeemed prior to the fourth anniversary of the Closing Date, at the liquidation value of such Preferred Shares plus a make-whole premium equal to the net present value of the sum of all dividends that would otherwise be payable on and after the redemption date, to and including such fourth anniversary date, assuming that such dividends are paid in cash.

In the event of a merger or other business combination in which the holders of shares of our common stock receive cash or securities of an unaffiliated entity as consideration for such shares, if the holder of Preferred Shares does not exercise the change of control redemption right as described above, such holder will be entitled to receive, pursuant to such merger or business combination, the consideration such holder would have received for its Preferred Shares had it converted such shares immediately prior to the merger or business combination transaction.

Restriction on Dividends on Junior Securities.  Except for ordinary cash dividends and dividends payable solely in shares of our common stock or other junior securities, the Company is prohibited from paying any dividend with respect to the our common stock or other junior securities or repurchasing or redeeming any shares of our common stock or other junior securities, unless, in each case, we have sufficient access to lawful funds immediately following such action such that we would be legally permitted to redeem in full all Preferred Shares then outstanding.

Accounting for Convertible Preferred Stock

In accordance with guidance that has been codified under ASC Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or common shares,

(2) contains change of control rights allowing for early redemption, and (3) contains Milestone Redemption Rights which allow the convertible preferred stock to remain outstanding without a stated maturity date.

In addition, the Convertible Preferred Stock includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on common stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the convertible preferred stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value (See Note 12 Derivative Instruments and Hedging Strategy).

The Convertible Preferred Stock, at execution, was recorded with a book value of $221.6 million which is the $250.0 million initial liquidation preference less $27.7 million of direct transaction costs and $0.6 million for the fair value, net of income tax, of the bifurcated embedded derivative liability related to the dividend default rate. The $28.4 million difference between the book value and the initial liquidation preference is accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years. The accretion recorded for fiscal 2009 is $0.1 million.

Because the dividends accrue and accumulate on a daily basis and are included in the liquidation preference, accrued dividends are recorded into Convertible Preferred Stock. Dividends are accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $1.1 million during fiscal 2009. As such, as of November 1, 2009, the book value of our Convertible Preferred Stock is $222.8 million.

In accordance with guidance that has been codified under ASC Topic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with a conversion price of $1.2748 per common share equivalent and the closing stock price per common share just prior to the execution of the Equity Investment was $2.51. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CDR Funds, and thus is $241.4 million. At November 1, 2009, 8.2 million of the potentially 196.1 million common shares, if converted, are authorized and unissued. Therefore, $10.5 million of the beneficial conversion feature was recognized in fiscal 2009. The remaining $230.9 million of the beneficial conversion feature will be recognized when the contingency related to the availability of authorized shares is resolved.

As of November 1, 2009, the Preferred Shares are convertible into 196.1 million shares of common stock, at a conversion price of $1.2748. However, as of that date, only approximately 8.2 million shares of common stock were authorized and unissued, and therefore, the CD&R Funds may not fully convert the Preferred Shares. To the extent that the CD&R Funds opt to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of their Preferred Shares into the approximately 8.2 million shares of common stock that are currently authorized and unissued. We intend to submit to a shareholder vote, at our annual meeting of shareholders, a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the common stock of the Company. We expect the shareholders to vote in favor of the reverse stock split at the annual meeting and we expect that, following the completion of the reverse stock split, the CD&R Funds will be able to convert 100% of their Preferred Shares into shares of common stock.

15.	RELATED PARTIES

Pursuant to the Investment Agreement and a Stockholders Agreement (the “Stockholders Agreement”), dated as of the Closing Date between the Company and the CD&R Funds, the CD&R Funds have the right to designate a number of directors to our board of directors that is equivalent to the CD&R Funds’ percentage interest in the Company. Among other directors appointed by the CD&R Funds, our board of directors appointed to the board of directors James G. Berges, Nathan K. Sleeper and Jonathan L. Zrebiec. Messrs. Berges and Sleeper are partners and Mr. Zrebiec is a principal of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Funds.

As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment. Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in the following agreements:

•	the Investment Agreement, pursuant to which the CD&R Funds acquired a 68.4% interest in the Company, CD&R Fund VIII’s transaction expenses were reimbursed and a deal fee of $8.25 million was paid to CD&R, Inc., which indirectly controls CD&R, LLC, on the Closing Date;

•	the Stockholders Agreement, which sets forth certain terms and conditions regarding the Equity Investment and the CD&R Funds’ ownership of the Preferred Shares, including certain restrictions on the transfer of the Preferred Shares and the shares of our common stock issuable upon conversion thereof and on certain actions of the CD&R Funds and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;

•	a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), between the Company and the CD&R Funds, pursuant to which the Company granted to the CD&R Funds, together with any other stockholder of the Company that may become a party to the Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred Shares; and

•	an Indemnification Agreement, dated as of the Closing Date between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Funds and Clayton, Dubilier & Rice, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Funds and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Amended Credit Agreement, the ABL Facility, the Exchange Offer, and certain other liabilities and claims.

16.	GOODWILL AND OTHER INTANGIBLE ASSETS

In accordance with guidance that has been codified under ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments are each split into two reporting units and the metal coil coating segment is its own reporting unit for goodwill impairment testing purposes.

Subsequent to our fiscal 2008 annual assessment of the recoverability of goodwill and indefinite lived intangibles, and beginning largely in late September, our stock price and market capitalization decreased from $36.51 and $720.3 million, respectively, at July 27, 2008 to $18.61 and $367.3 million, respectively, at November 2, 2008. We evaluated whether the recent decline in our stock price and market capitalization represents a significant decline in the underlying fair value of the Company. Based upon our analysis we concluded that the decline in our stock price and the resulting decline in our market capitalization did not require us to perform an additional goodwill and indefinite lived intangibles impairment test because we did not believe the decline was caused by significant underperformance of the Company relative to historical or projected future operating results, a significant change in the manner of our use of the acquired assets or the strategy for our overall business, or a significant sustained negative industry or economic trend.

However, based on lower than projected sales volumes in our first quarter of fiscal 2009 and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the Company’s cash flow projections. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involved calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.

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

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2009 and determined that no further impairments of our goodwill or long-lived intangibles were required.

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal		Engineered
	Coil	Metal	Building
	Coating	Components	Systems	Total

Balance as of October 28, 2007	$98,959	$149,180	$368,261	$616,400
Transfer(1)	—	(1,940)	1,940	—
Other	—	—	226	226

Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(98,959)	(147,240)	(365,227)	(611,426)

Balance as of November 1, 2009	$—	$—	$5,200	$5,200

(1)	During the fourth quarter of fiscal 2008, we changed the reporting structure and management team responsibilities to better align certain of our products in order to respond effectively to current market opportunities. As a result of this change, certain amounts of goodwill have been transferred accordingly. Fiscal 2007 segment presentation has been reclassified to conform to fiscal 2008 presentation.

The following table represents all our intangible assets activity for the fiscal years ended November 1, 2009 and November 2, 2008 (in thousands):

	Range of	November 1,	November 2,
	Life (Years)	2009	2008

Amortized intangible assets:
Cost:
Trade names	15	$5,588	$5,588
Backlog	1	3,019	3,019
Customer lists and relationships	15	8,710	8,710
Non-competition agreements	5-10	8,132	8,132
Property rights	7	990	990

		$26,439	$26,439

Accumulated Amortization:
Trade names		$(1,719)	$(1,345)
Backlog		(3,019)	(3,019)
Customer lists and relationships		(1,937)	(1,356)
Non-competition agreements		(4,236)	(3,273)
Property rights		(613)	(472)

		$(11,524)	$(9,465)

Net book value		$14,915	$16,974

Indefinite-lived intangible assets:
Trade names, beginning of year		$24,704	$24,704
Impairments		(11,249)	—

Trade names, end of year		13,455	24,704

Total intangible assets at net book value		$28,370	$41,678

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

As a result of the aforementioned goodwill impairment indicators and in accordance with SFAS 142, we performed an impairment analysis on our indefinite lived intangible asset related to RCC’s trade names in our engineered building systems segment to determine the fair value. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying cost exceeded the future fair value attributable to the intangible asset, and recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the intangible asset.

All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of November 1, 2009, the weighted average amortization period for all our intangible assets was 13.3 years.

Amortization expense of intangibles was $2.1 million, $2.2 million and $3.4 million for fiscal 2009, 2008 and 2007, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2010	$2,058
2011	2,058
2012	1,746
2013	1,563
2014	1,563

In accordance with SFAS 142, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with guidance that has been codified under ASC Topic 360, Property, Plant and Equipment.

17.	INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax provision (benefit) for the fiscal years ended 2009, 2008 and 2007, consisted of the following (in thousands):

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007

Current:
Federal	$(28,706)	$44,330	$42,369
State	(1,366)	6,903	5,817

Total current	(30,072)	51,233	48,186
Deferred:
Federal	(21,368)	179	(6,404)
State	(3,084)	87	(686)

Total deferred	(24,452)	266	(7,090)

Total provision (benefit)	$(54,524)	$51,499	$41,096

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.3%	3.5%	3.4%
Non-deductible goodwill impairment	(27.0)%	—	—
Canadian valuation allowance	(0.1)%	1.3%	0.8%
Non-deductible interest expense	(0.2)%	1.2%	1.5%
Production activities deduction	—	(2.0)%	(1.1)%
Premium on Convertible Notes exchange offer	(4.1)%	—	—
Other	(0.1)%	0.5%	(0.4)%

Effective tax rate	6.8%	39.5%	39.2%

The decrease in our effective tax rate for the fiscal year ended November 1, 2009 as compared to the prior year period was primarily due to the following:

•	The $611.4 million goodwill impairment charges discussed in Note 16 — Goodwill and Other Intangible Assets.

•	The $84.5 million premium paid on the exchange offer to retire our Convertible Notes which is not deductible.

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2009 and 2008 are as follows (in thousands):

	As of	As of
	November 1,	November 2,
	2009	2008

Deferred tax assets:
Inventory obsolescence	$1,008	$1,281
Bad debt reserve	2,137	2,115
Accrued and deferred compensation	11,545	14,212
Accrued insurance reserves	1,878	2,211
Deferred revenue	6,266	6,712
Interest rate swap	847	1,508
Net operating loss carryover	6,469	3,943
Depreciation and amortization	454	867
Deferred financing costs	2,390	—
Other reserves	725	218

Total deferred tax assets	33,719	33,067
Less valuation allowance	(5,018)	(4,972)

Net deferred tax assets	28,701	28,095
Deferred tax liabilities:
Depreciation and amortization	(25,163)	(47,809)
Pension	(2,566)	—
Other	(776)	(359)

Total deferred tax liabilities	(28,505)	(48,168)

Net deferred tax asset (liability)	$196	$(20,073)

There were no amounts of accrued income taxes payable included in other accrued expenses at November 1, 2009. Other accrued expenses include accrued income taxes payable of $4.9 million at November 2, 2008.

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

The entire U.S. federal net operating loss will be fully utilized through carryback against taxable income generated in fiscal 2008 and 2007. Our foreign operations have a net operating loss carryforward of approximately $15.6 million that will start to expire in fiscal 2025 if unused. The utilization of these losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. Of the $5.0 million valuation allowance, $3.3 million was recorded as part of the purchase accounting related to the acquisition of RCC. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007 (in thousands):

	November 1,	November 2,	October 28,
	2009	2008	2007

Beginning balance	$4,972	$4,603	$3,171
Additions	46	369	1,432

Ending balance	$5,018	$4,972	$4,603

ASC 740-10

Prior to fiscal 2008, in evaluating the exposures connected with the various tax filing positions, the company established an accrual when, despite management’s belief that the company’s tax return positions are supportable, management believed that certain positions may be successfully challenged and a loss was probable. When facts and circumstances changed, these accruals were adjusted.

We adopted guidance that has been codified under ASC Topic 740-10, Income Taxes - Overall (“ASC 740-10”) on October 29, 2007. The cumulative effect of adopting ASC 740-10 was recorded as of October 29, 2007 as a decrease to retained earnings of $0.4 million. The total amount of unrecognized tax benefit at November 1, 2009 was $0.7 million, of which $0.7 million would impact the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefits at November 2, 2008 was $1.3 million, of which $0.9 million would impact the Company’s effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2009 and 2008 (in thousands):

	November 1,	November 2,
	2009	2008

Unrecognized tax benefits at beginning of year	$1,321	$864
Additions for tax positions related to prior years	239	590
Reductions due to lapse of applicable statute of limitations	(875)	(133)

Unrecognized tax benefits at end of year	$685	$1,321

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of November 1, 2009.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 30, 2005 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

18.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income consists of the following (in thousands):

	November 1,	November 2,
	2009	2008

Foreign exchange translation adjustments	$391	$589
Defined benefit pension plan	(9,250)	391
Unrealized losses on interest rate swap	—	(2,420)

Accumulated other comprehensive (loss) income	$(8,859)	$(1,440)

19.	OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of November 1, 2009, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2010	$7,162
2011	4,603
2012	2,142
2013	577
2014	465
Thereafter	1,474

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2009, 2008 and 2007 was $11.9 million, $12.4 million and $12.2 million, respectively.

20.	STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. Although we did not repurchase any shares of our common stock during fiscal 2009 and 2008, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At November 1, 2009, there were 0.6 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Amended Credit Agreement and ABL Facility apply certain limitations on our repurchase of shares of our common stock. During fiscal 2009, we retired all treasury shares outstanding.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of
	Shares	Amount

Balance, October 28, 2007	2,590	$114,373
Purchases	80	2,226

Balance, November 2, 2008	2,670	116,599
Purchases	177	451
Retirements	(2,847)	(117,050)

Balance, November 1, 2009	—	$—

21.	SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (the “Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2009, our stockholders approved the amendment and restatement of the Incentive Plan to increase the number of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and provide for the extension of the effective date of the Incentive Plan to 10 years after its approval. As amended, the aggregate number of shares of common stock that may be issued under the plan may not exceed 3.66 million.

In fiscal 2005, our stockholders approved the amendment and restatement of the Incentive Plan, which, among other things, increased the number of shares of common stock reserved for issuance under the plan by approximately 1.1 million shares of common stock and allowed us to grant performance awards, including performance-based cash awards, under the plan. As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of November 1, 2009 and for all periods presented, our share-based awards under these plans have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control and on termination without cause or for good reason, as defined by the agreements governing such awards. A total of approximately 567,000 and 495,000 shares were available at November 1, 2009 and November 2, 2008, respectively, under the Incentive Plan for the further grants of awards.

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

Our option awards and restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement. On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. With the exception of certain executive officers who received 2004 Long-Term Restricted Stock Awards that vest in full only on retirement, the vesting of all unvested restricted stock and stock options within our stock incentive plans accelerated upon the change of control. As a result, we recorded $9.1 million in share-based compensation expense upon the accelerated vesting of our stock incentive plans. In December 2008, the Committee determined to change its policy to provide for semi-annual grants of restricted stock in December and June of each year.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. There were no options granted during the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007. We have estimated a forfeiture rate of 10% for our non-officers and 0% to 10% for our officers in our calculation of share-based compensation expense for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007. These estimates are based on historical forfeiture behavior exhibited by our employees.

The following is a summary of stock option transactions during fiscal 2009, 2008 and 2007 (in thousands, except weighted average exercise prices, weighted average remaining life):

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Balance October 29, 2006	901	$27.43
Granted	—	—
Cancelled	(3)	(35.75)
Exercised	(153)	(25.59)

Balance October 28, 2007	745	$27.78
Granted	—	—
Cancelled	(18)	(31.21)
Exercised	(34)	(19.86)

Balance November 2, 2008	693	$28.09
Granted	—	—
Cancelled	(41)	(27.78)
Exercised	(1)	(15.15)

Balance November 1, 2009	651	$28.13	4.2 years	—

Exercisable at November 1, 2009	651	$28.13	4.2 years	—

The total intrinsic value of options exercised during fiscal 2009 was insignificant and during fiscal 2008 and 2007 was $0.4 million and $3.9 million, respectively. Options exercisable at fiscal years ended 2009, 2008 and 2007 were 0.7 million, 0.6 million and 0.6 million, respectively. The weighted average exercise prices for options exercisable at fiscal years ended 2009, 2008 and 2007 were $28.13, $27.22 and $25.71, respectively. The following summarizes additional information concerning outstanding options at November 1, 2009:

Options Outstanding and Exercisable
Range of Exercise		Weighted Average	Weighted Average
Prices	Number of Options	Remaining Life	Exercise Price

$15.13 — 19.38	130,824	2.4 years	$16.85
20.64 — 30.18	232,863	4.2 years	26.91
31.00 — 38.01	245,490	4.8 years	32.40
44.00 — 60.64	42,093	6.1 years	44.99

	651,270	4.2 years	$28.13

Restricted stock transactions during fiscal 2009, 2008 and 2007 were as follows (in thousands, except weighted average grant prices):

	Number of	Weighted Average
	Shares	Grant Price

Balance October 29, 2006	436,272	$32.42
Granted	151,456	53.82
Distributed	(67,482)	37.26
Forfeited	(5,346)	43.47

Balance October 28, 2007	514,900	$37.97
Granted	251,295	26.01
Distributed	(273,685)	34.64
Forfeited	(10,791)	39.09

Balance November 2, 2008	481,719	$33.59
Granted	708,789	8.65
Distributed	(136,018)	36.08
Forfeited	(33,659)	28.49

Balance November 1, 2009	1,020,831	$16.11

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $4.8 million, $9.5 million and $8.6 million for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007, respectively. Of these amounts, $4.3 million, $8.5 million and $7.8 million were included in selling, general and administrative expense for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007, respectively, with the remaining costs in each period in cost of goods sold. On October 20, 2009, upon the change of control, we recorded $9.1 million of accelerated unamortized compensation expense which was included in the change of control charges on the Consolidated Statement of Operations. As of November 1, 2009, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $5.3 million, $3.6 million and $3.3 million for the fiscal years ended November 1, 2009, November 2, 2008 and October 28, 2007, respectively. As a result of the change of control, all compensation cost related to share-based compensation arrangements have been recognized as of November 1, 2009.

Cash received from option exercises was insignificant during fiscal 2009 and was $0.7 million and $3.9 million during fiscal 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million and $1.5 million for fiscal 2008 and 2007, respectively.

22.	EARNINGS PER SHARE

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

	Fiscal Year Ended
	November 1,	November 2,	October 28,
	2009	2008	2007

Numerator for Basic and Diluted Earnings (Loss) Per Share
Net income (loss) applicable to common shares	$(758,677)	$78,881	$63,729

Denominator for Diluted Earnings (Loss) Per Share
Weighted average shares outstanding for basic earnings (loss) per share	22,013	19,332	19,582
Common stock equivalents:
Employee stock options	—	104	211
Unvested restricted stock awards	—	50	78
Convertible Notes(1)	—	—	922

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share	22,013	19,486	20,793

Earnings (loss) per share
Basic	$(34.06)	$4.08	$3.25

Diluted	$(34.06)	$4.05	$3.06

(1)	The indenture under which the Convertible Notes were issued contains a “net share settlement” provision as described in guidance that has been codified under ASC Topic 260-10, Earnings Per Share — Overall, whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have been included in the diluted earnings per share calculation because our average stock trading price had exceeded the $40.14 conversion threshold. However, during fiscal 2009, the Convertible Notes could only be converted by the holders if our stock price traded above the initial conversion price of our Convertible Notes (see Note 10) for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or upon other specified events. At November 1, 2009, the Convertible Notes were not convertible.

The weighted average number of common shares outstanding increased by 2.5 million due to the completion of the Exchange Offer in October 2009. In connection with the exchange offer, we issued 70.2 million common shares. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of common shares outstanding. The Convertible Preferred Stock will be convertible into 196.1 million common shares and will only be included in the weighted average common shares outstanding under the “if-converted” method which is required when it results in a lower earnings per share than determined under the “two-class” method.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share if paid in cash. We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.

For the fiscal year ended November 1, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation. The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 309,000 and 2,500 shares for the fiscal years ended November 2, 2008 and October 28, 2007, respectively. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 142,000 shares for the fiscal year ended November 2, 2008. For the fiscal year ended October 28, 2007, there were no anti-dilutive weighted average unvested restricted shares excluded from the diluted earnings per share calculation.

23.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that covers all eligible employees. The Savings Plan requires us to match employee contributions up to 6% of a participant’s salary. On February 27, 2009, the Savings Plan was amended effective January 1, 2009 to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets. Contributions expense for the fiscal years ended 2009, 2008 and 2007 was $0.8 million, $8.6 million and $9.0 million, respectively, for contributions to the Savings Plan. In fiscal 2008 and 2007, Company matching contributions were paid in cash. Our match ranges from 67% to 100% of the participant’s contribution, depending on the return on adjusted operating assets. Our match was 83.3% in fiscal years 2008 and 2007.

As a result of the economic downturn and restructuring, we have determined our Savings Plan has experienced a partial plan termination which is defined by the IRS as 20% or more of the participating employees being involuntarily terminated. As a result, the affected employee participants of the Savings Plan become fully vested upon termination. As of November 1, 2009, the impact of this partial plan termination was immaterial, excluding the impact of the employer contributions.

Deferred Compensation Plan — On October 23, 2006, the board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. On February 27, 2009, restoration matching contributions were indefinitely suspended, effective January 1, 2009. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. Any unvested matching contributions in a participant’s Deferred Compensation Plan account became vested upon consummation of the Equity Investment on October 20, 2009. In addition, the Deferred Compensation Plan also permitted participants to have their account balances paid out upon a change of control which reduced the rabbi trust assets and corresponding liability by $2.6 million. As of November 1, 2009 and November 2, 2008, the liability balance of the Deferred Compensation Plan is $3.5 million and $2.6 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheet. We have accrued restoration matching contributions in the amount of $0.3 million for 2008. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $3.4 million and $2.6 million at November 1, 2009 and November 2, 2008, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

Defined Benefit Plan — As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, stocks, bonds and fixed income securities. In accordance with guidance that has been codified under ASC 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan and recorded the difference between these two amounts as an assumed liability.

As a result of the economic downturn and restructuring, we have determined our RCC Benefit Plan has experienced a partial plan termination which is defined by the IRS as 20% or more of the participating employees being involuntarily terminated. As a result, the affected employee participants become fully vested upon termination. However, the RCC Benefit Plan is frozen, therefore, accrued benefits are already fully vested. As of November 1, 2009, the impact of this partial plan termination was immaterial.

Adoption of ASC 715-20.  On October 28, 2007, we adopted the recognition and disclosure provisions of guidance that has been codified under ASC 715-20. This Statement requires us to recognize the funded status of the RCC Benefit Plan in our statement of financial position and recognize the changes in the RCC Benefit Plan’s funded status in comprehensive income in the year in which the changes occur. The effects of the adoption of the recognition and disclosure provisions of ASC 715-20 on our Consolidated Balance Sheet as of October 28, 2007 are presented in the following table. The adoption of ASC 715-20 had no effect on our Consolidated Statements of Operations for the fiscal year ended October 28, 2007, or for any prior period presented, and it will not affect our Consolidated Statements of Operations in future periods.

The impact of adopting ASC 715-20 on our Consolidated Balance Sheet at October 28, 2007 is as follows (in thousands):

	As of October 28, 2007
	Effect of Adopting	As Reported at
	ASC 715-20	October 28, 2007

Non-current pension asset	$2,292	$2,292
Non-current accrued pension liability	1,016	—
Long-term deferred tax liability	(1,289)	(1,289)
Accumulated other comprehensive income, net of tax	(2,019)	(2,019)

The following table reconciles the change in the benefit obligation for the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 1,	November 2,
	2009	2008

Accumulated benefit obligation	$46,091	$38,127

Projected benefit obligation — beginning of fiscal year	$38,127	$48,805
Interest cost	3,077	2,810
Benefit payments	(4,253)	(4,580)
Actuarial losses (gains)	9,236	(8,908)
Plan amendments	(96)	—

Projected benefit obligation — end of fiscal year	$46,091	$38,127

Actuarial assumptions used to determine benefit obligations were as follows:

	November 1,	November 2,
	2009	2008

Assumed discount rate	5.75%	8.50%

The following table reconciles the change in plan assets of the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 1,	November 2,
	2009	2008

Fair value of assets — beginning of fiscal year	$38,859	$51,097
Actual return on plan assets	4,868	(7,658)
Benefit payments	(4,253)	(4,580)

Fair value of assets — end of fiscal year	$39,474	$38,859

The following table sets forth the funded status of the RCC Benefit Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	November 1,	November 2,
	2009	2008

Fair value of assets	$39,474	$38,859
Benefit obligation	46,091	38,127

Funded status	$(6,617)	$732
Unrecognized actuarial loss (gain)	6,428	(634)
Unrecognized prior service cost	(95)	—

Prepaid benefit cost (benefit)	$(284)	$98

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	November 1,	November 2,
	2009	2008

Unrecognized actuarial loss (gain)	6,428	(634)
Unrecognized prior service cost	(95)	—

Total	$6,333	$(634)

The following table sets forth the components of the net periodic benefit income (in thousands):

	November 1,	November 2,
	2009	2008

Interest cost	$3,076	$2,810
Expected return on assets	(2,694)	(3,924)

Net periodic benefit cost (income)	$382	$(1,114)

At November 1, 2009, there are no amounts included in accumulated other comprehensive income that are expected to be recognized during the next fiscal year.

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2009	Fiscal 2008

Assumed discount rate	5.75%	8.5%
Expected rate of return on plan assets	7.1%	8.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 7.1%, net of investment related expenses.

The weighted-average asset allocations by asset category are as follows:

	November 1,	November 2,
Investment Type	2009	2008

Equity securities	27%	21%
Debt securities	38	56
Hedge funds	13	12
Cash and cash equivalents	9	4
Real estate	4	3
Other	9	4

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Benefit Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Benefit Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 2% cash, 43% US bonds, 13% alpha strategies (hedge funds), 16% large cap US equities, 5% small cap US equities, 4% real estate investment trusts, 7% foreign equity, 4% emerging markets and 6% commodity futures.

We do not expect to contribute any amount to the RCC Benefit Plan in fiscal 2010.

We expect the following benefit payments to be made (in thousands):

Pension
Fiscal Years Ended	Benefits

2010	$4,087
2011	3,750
2012	3,842
2013	3,676
2014	3,732
2015-2019	17,061

24.	CONTINGENCIES

From time to time, we are involved in various legal proceedings and contingencies, including environmental matters, considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations.

25.	BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the non-residential construction market. Sales and earnings are influenced by general economic conditions, the level of non-residential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements.

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

Summary financial data by segment is as follows (in thousands):

	2009	2008	2007

Total sales:
Metal coil coating	$169,897	$305,657	$272,543
Metal components	458,734	715,255	663,331
Engineered building systems	541,609	1,110,534	1,021,544
Intersegment sales	(202,317)	(367,287)	(332,350)

Total net sales	$967,923	$1,764,159	$1,625,068

External sales:
Metal coil coating	$53,189	$96,957	$83,583
Metal components	389,132	600,010	561,622
Engineered building systems	525,602	1,067,192	979,863

Total net sales	$967,923	$1,764,159	$1,625,068

Operating income (loss):
Metal coil coating	$(99,631)	$29,381	$25,136
Metal components	(129,975)	82,094	49,609
Engineered building systems	(389,309)	107,851	113,265
Corporate	(64,583)	(64,616)	(56,276)

Total operating income (loss)	$(683,498)	$154,710	$131,734
Unallocated other expense	(117,990)	(24,330)	(26,909)

Income (loss) before income taxes	$(801,488)	$130,380	$104,825

	2009	2008	2007

Depreciation and amortization:
Metal coil coating	$5,456	$6,574	$6,510
Metal components	9,282	9,384	8,856
Engineered building systems	14,823	15,940	16,794
Corporate	3,215	3,690	3,375

Total depreciation and amortization expense	$32,776	$35,588	$35,535

Capital expenditures:
Metal coil coating	$1,865	$3,073	$4,150
Metal components	14,726	9,109	17,693
Engineered building systems	1,347	10,912	15,839
Corporate	3,719	1,709	4,359

Total capital expenditures	$21,657	$24,803	$42,041

Property, plant and equipment, net:
Metal coil coating	$36,116	$39,738
Metal components	89,256	84,026
Engineered building systems	77,551	108,876
Corporate	28,917	18,523

Total property, plant and equipment, net	$231,840	$251,163

Total assets as of fiscal year end 2009 and 2008:
Metal coil coating	$57,208	$196,615
Metal components	159,690	371,464
Engineered building systems	241,260	716,671
Corporate	155,690	95,951

	$613,848	$1,380,701

26.	QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FISCAL YEAR 2009
Sales	$260,364	$224,719	$238,439	$244,401
Gross profit	$16,527	$31,212	$61,080	$60,034
Net income (loss)	$(528,610)	$(120,207)	$3,971	$(102,118	)(2)
Net income (loss) applicable to common shares	$(528,610)	$(120,207)	$3,971	$(113,831)
Earnings (loss) per share:(1)
Basic	$(27.20)	$(6.17)	$0.20	$(3.54)
Diluted	$(27.20)	$(6.17)	$0.20	$(3.54)
FISCAL YEAR 2008
Sales	$361,489	$416,143	$477,596	$508,931
Gross profit	$82,431	$103,440	$128,525	$124,139
Net income	$7,510	$14,866	$31,891	$24,614
Earnings per share:(1)
Basic	$0.39	$0.77	$1.65	$1.27
Diluted	$0.39	$0.76	$1.63	$1.26

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(2)	Included in net income (loss) is pre-tax debt extinguishment and refinancing costs of $99.2 million incurred as a result of the completion of the Recapitalization Plan.

The quarterly income (loss) amounts were impacted by the following special income (expense) items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FISCAL YEAR 2009
Goodwill and other intangible asset impairment	$(517,628)	$(104,936)	$—	$—
Lower of cost or market charge	(29,378)	(10,608)	—	—
Restructuring charges	(2,479)	(3,796)	(1,213)	(1,564)
Change in control charges	—	—	—	(11,168)
Asset impairment	(623)	(5,295)	(26)	(347)
Pre-acquisition contingency adjustments	—	—	—	(1,115)

Total special charges in operating income (loss)	$(550,108)	$(124,635)	$(1,239)	$(14,194)

FISCAL YEAR 2008
Lower of cost or market charge	$—	$—	$—	$(2,739)
Executive retirement costs	(663)	(2,189)	—	—
Restructuring charges	(226)	(640)	(43)	(150)
Asset impairment	—	—	—	(157)

Total special charges in operating income	$(889)	$(2,829)	$(43)	$(3,046)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 47.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended November 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our website at www.ncilp.com under the heading “Corporate Governance — NCI Guidelines.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Corporate Governance — NCI Guidelines” section of our Internet web site located at www.ncilp.com. However, the information on our website is not incorporated by reference into this Form 10-K.

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 19, 2010 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 19, 2010 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 19, 2010 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 19, 2010 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 19, 2010 is incorporated by reference herein.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements (see Item 8).

2. Consolidated Financial Statement Schedules.

All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

3. Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2009.

NCI BUILDING SYSTEMS, INC.

By:	/s/ Norman C. Chambers
Norman C. Chambers, President and
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman C. Chambers, Mark E. Johnson and Todd R. Moore, and each of them severally, his or her true and lawful attorney or attorneys-in-fact and agents, with full power to act with or without the others and with full power of substitution and resubstitution, to execute in his name, place and stead, in any and all capacities, this Annual Report on Form 10-K and any or all amendments (including pre-effective and post-effective amendments) to this Annual Report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them full power and authority, to do and perform in the name and on behalf of the undersigned, in any and all capacities, each and every act and thing necessary or desirable to be done in and about the premises, to all intents and purposes and as fully as they might or could do in person, hereby ratifying, approving and confirming all that said attorneys-in-fact and agents or their substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 22nd day of December, 2009.

Name	Title

/s/ Norman C. Chambers Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Mark E. Johnson Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

* Kathleen J. Affeldt	Director

* James G. Berges	Director

* Gary L. Forbes*	Director

* John J. Holland	Director

Name	Title

* Lawrence J. Kremer	Director

* George Martinez	Director

* Nathan K. Sleeper	Director

* Jonathan L. Zrebiec	Director

*By:	/s/ Norman C. Chambers
Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)
2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)
2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)
2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)
2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)
3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarter Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)
3.3	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.4	Certificate of Designations, preferences, limitations and relative rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.5	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.6	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3		First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)
4.4		Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)
4.5		Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)
4.6		Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)
4.7		Amended Credit Agreement, dated as of October 20, 2009, among the Company, as borrower, Wachovia Bank, National Association, as administrative agent and collateral agent and the several lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.8		Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.9		Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.10		Guarantee and Collateral Agreement, dated as of October 20, 2009 by the Company and certain of its subsidiaries in favor of Wachovia Bank, National Association as administrative agent and collateral agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.11		Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.12		Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10	.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
*†10	.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers.
†10	.3	Amended and Restated Bonus Program, as amended and restated as of September 4, 2008 (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2008 and incorporated by reference herein)

†10	.4	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10	.5	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10	.6	2003 Long-Term Stock Incentive Plan, as amended and restated March 12, 2009 (filed as Annex C to NCI’s Proxy Statement for the Annual Meeting held March 12, 2009 and incorporated by reference herein)
†10	.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10	.8	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10	.9	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
†10	.13	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10	.14	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)
*†10	.15	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins
*†10	.16	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson
†10	.17	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (filed as Exhibit 10.23 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)
*†10	.18	First Amendment to the NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective October 20, 2009)
†10	.19	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)
*†10	.20	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers
†10	.21	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10	.22	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
*21	.1	List of Subsidiaries
*23	.1	Consent of Independent Registered Public Accounting Firm
*24	.1	Powers of Attorney
*31	.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*32	.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
*32	.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

†	Management contracts or compensatory plans or arrangements