Form 10-Q
period 2010-01-31
NCI BUILDING SYSTEMS INC
filed 2010-03-11
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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
Common Stock, $.01 par value—18,086,160 shares as of March 8, 2010 (after giving effect to the reverse stock split that became effective on March 5, 2010)

		PAGE
Part II — Other Information
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40-41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 5.	Other Information	41
Item 6.	Exhibits	41
Signatures		42
EX-31.1
EX-31.2
EX-32.1
EX-32.2

-i-

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(2009 As Adjusted (Note 2))

	January 31, 2010	November 1, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,666	$90,419
Restricted cash, current	4,207	5,154
Accounts receivable, net	61,085	82,889
Inventories, net	89,980	71,537
Deferred income taxes	18,989	18,787
Income tax receivable	33,592	27,622
Investments in debt and equity securities, at market	3,529	3,359
Prepaid expenses and other	13,081	14,494
Assets held for sale	3,930	4,963

Total current assets	306,059	319,224
Property, plant and equipment, net	225,933	232,510
Goodwill	5,200	5,200
Intangible assets, net	27,856	28,370
Restricted cash, net of current portion	—	7,825
Other assets	19,865	21,389

Total assets	$584,913	$614,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,434	$14,164
Note payable	—	481
Accounts payable	71,313	73,594
Accrued compensation and benefits	30,592	37,215
Accrued interest	1,844	776
Other accrued expenses	42,492	52,455

Total current liabilities	160,675	178,685
Long-term debt	135,569	136,085
Deferred income taxes	18,891	18,848
Other long-term liabilities	7,785	8,007

Total long-term liabilities	162,245	162,940
Series B cumulative convertible participating preferred stock	230,949	222,815
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 18,086,390 and 18,082,029 issued and outstanding	908	904
Additional paid-in capital	279,344	288,093
Accumulated deficit	(240,546)	(230,060)
Accumulated other comprehensive loss	(8,662)	(8,859)
Treasury stock, at cost	—	—

Total stockholders’ equity	31,044	50,078

Total liabilities and stockholders’ equity	$584,913	$614,518

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Sales	$182,887	$260,364
Cost of sales	149,669	213,842
Lower of cost or market adjustment	—	29,378
Asset impairments	1,029	623

Gross profit	32,189	16,521
Selling, general and administrative expenses	44,408	54,316
Goodwill and other intangible asset impairment	—	517,628
Restructuring charge	524	2,479

Loss from operations	(12,743)	(557,902)
Interest income	25	195
Interest expense	(4,532)	(6,818)
Debt extinguishment and refinancing costs	(174)	—
Other income (expense), net	1,159	(317)

Loss before income taxes	(16,265)	(564,842)
Benefit for income taxes	(5,779)	(34,861)

Net loss	$(10,486)	$(529,981)
Convertible preferred stock dividends and accretion	8,134	—
Convertible preferred stock beneficial conversion feature	187	—

Net loss applicable to common shares	$(18,807)	$(529,981)

Loss per share:
Basic	$(1.04)	$(136.32)

Diluted	$(1.04)	$(136.32)

Weighted average number of common shares outstanding:
Basic	18,093	3,888
Diluted	18,093	3,888
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Cash flows from operating activities:
Net loss	$(10,486)	$(529,981)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,701	8,649
Non-cash interest expense on Convertible Notes	—	2,099
Share-based compensation expense	801	1,372
Loss on sale of property, plant and equipment	103	11
Lower of cost or market reserve	—	29,378
Provision for doubtful accounts	(416)	975
Gain on embedded derivative	(919)	—
Provision (benefit) for deferred income taxes	45	(17,380)
Asset impairments	1,029	623
Impairment of goodwill and intangible assets	—	517,628
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	22,231	76,865
Inventories	(18,443)	19,725
Income tax receivable	(4,253)	(1,608)
Prepaid expenses and other	(233)	(376)
Accounts payable	(1,468)	(21,028)
Accrued expenses	(15,836)	(55,778)
Other, net	(32)	(1,002)

Net cash (used in) provided by operating activities:	(19,176)	30,172
Cash flows from investing activities:
Capital expenditures	(1,287)	(7,016)
Proceeds from sale of property, plant and equipment	52	51
Other, net	—	67

Net cash used in investing activities:	(1,235)	(6,898)
Cash flows from financing activities:
Proceeds from stock options exercised	—	12
Decrease in restricted cash	8,772	—
Payments on long-term debt	(190)	(230)
Payments on note payable	(481)	—
Payment of convertible notes	(59)	—
Proceeds from ABL Facility	3	—
Payment of refinancing costs	—	(18)
Purchase of treasury stock	(379)	(413)

Net cash (used in) provided by financing activities:	7,666	(649)
Effect of exchange rate changes on cash and cash equivalents	(8)	16
Net (decrease) increase in cash and cash equivalents	(12,753)	22,641
Cash and cash equivalents at beginning of period	90,419	68,201

Cash and cash equivalents at end of period	$77,666	$90,842

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010
(Unaudited)
(2009 As Adjusted (Note 2))
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
On March 5, 2010 (the “Effective Time”), the Company effected a reverse stock split in which each five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”) was reclassified and combined into one share of Common Stock (the “Reverse Stock Split”). As such, we have retrospectively adjusted basic and diluted earnings per share, Common Stock, stock options, Common Stock equivalents and prices per share information for the Reverse Stock Split in all periods presented. See Note 18 — Subsequent Events.
We use a four-four-five week calendar each quarter with year end on the Sunday closest to October 31. The year end for fiscal 2010 is October 31, 2010.
Certain reclassifications have been made to prior period amounts in our consolidated balance sheets and consolidated statements of income to conform to the current presentation.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009 filed with the Securities and Exchange Commission (the “SEC”).
NOTE 2 —ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Debt with Conversion and Other Options and Earnings per Share Adoption
On November 2, 2009, we adopted ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), which clarifies the accounting for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASC 470-20 has been applied retrospectively to fiscal years 2005 through 2009 as it relates to our now retired 2.125% Convertible Senior Subordinated Notes (the “Convertible Notes”). ASC 470-20 changed the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost or the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This results in the bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. Once adopted, ASC 470-20 requires retrospective application to the terms of the instrument as it existed for all periods presented.
The effect of ASC 470-20 for our Convertible Notes is that the equity component has been included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense is recorded by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. Income taxes have been recorded on the foregoing adjustments. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our historical consolidated statement of operations increases due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The impact of adopting ASC 470-20 has resulted in the reported interest expense on our Convertible Notes increasing from 2.125% to 7.5%. See Note 10 — Debt and Note Payable.

We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) guidance codified under ASC Topic 835, Interest. As a result of adopting ASC 470-20, capitalized interest for fiscal 2009 increased by $0.2 million. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
In October 2009, we completed an exchange offer (the “Exchange Offer”) to acquire $180 million aggregate principal amount of the Convertible Notes in return for cash and shares of our Common Stock. On December 29, 2009, we redeemed the remaining $58,750 principal amount of the Convertible Notes outstanding after the closing of the Exchange Offer. Therefore, we will not have additional prospective interest expense following the adoption of ASC 470-20.
In June 2008, the FASB issued guidance that has been codified under ASC Subtopic 260-10, Earnings per Share (“ASC 260-10”). This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. We adopted ASC 260-10 on November 2, 2009. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement. See Note 8—Earnings Per Common Share.
The following table sets forth the effect of the retrospective application of ASC 470-20 and ASC 260-10 on certain previously reported line items (in thousands, except per share data):
Consolidated Statements of Operations:

	February 1, 2009
	Originally	As
	Reported	Adjusted

Cost of sales	$213,836	$213,842
Gross profit	16,527	16,521
Selling, general and administrative expenses	54,307	54,316
Loss from operations	(557,887)	(557,902)
Interest expense	4,608	6,818
Loss before income taxes	(562,617)	(564,842)
Benefit for income taxes	(34,007)	(34,861)
Net loss	(528,610)	(529,981)

Net loss applicable to common shares	$(528,610)	$(529,981)

Loss per share:
Basic	(135.98)	(136.32)
Diluted	(135.98)	(136.32)
Weighted average number of common shares outstanding:
Basic	3,888	3,888
Diluted	3,888	3,888
Consolidated Balance Sheets:

	November 1, 2009
	Originally	As
	Reported	Adjusted

Property, plant and equipment	$231,840	$232,510
Total assets	613,848	614,518
Deferred income tax liability	18,591	18,848
Total long-term liabilities	162,683	162,940
Additional paid-in capital	263,620	288,093
Retained earnings	(206,000)	(230,060)
Total stockholders’ equity	49,665	50,078
Total liabilities and stockholders’ equity	613,848	614,518
Fair Value Measurements and Disclosures Adoption
In September 2006, the FASB issued guidance that has been codified under ASC Subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted ASC 820-10 on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements. See Note 13—Fair Value of Financial Instruments and Fair Value Measurements.
In February 2008, the FASB issued additional guidance codified under ASC 820-10. This additional guidance partially delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the additional guidance in ASC 820-10 on November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements. See Note 13—Fair Value of Financial Instruments and Fair Value Measurements.
Multiple-Deliverable Revenue Arrangements Adoption
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”), which provides guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. ASU 2009-13 requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. ASU 2009-13 is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We early adopted ASU 2009-13 on November 2, 2009. The adoption of ASC 820-10 did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In December 2008, the FASB issued guidance that has been codified under ASC Subtopic 715-20, Defined Benefit Plans — General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715-20 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by ASC 715-20 in our consolidated financial statements as of and for the period ended October 31, 2010.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU amends FASB ASU 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, ASU No. 2010-06 makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for us on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended 2012. We are currently evaluating the impact that the adoption of ASU 2010-06 will have on our consolidated financial statements.
NOTE 3 — PLANT RESTRUCTURING AND ASSET IMPAIRMENT
As a result of the market downturn which began in fiscal 2008, we implemented a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.
In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the Phase I restructuring, we implemented a general employee reduction program. In a continuing effort to rationalize our least efficient facilities, in February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment, and in April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment. In addition, manufacturing at one of our metal components facilities was temporarily suspended and the facility currently functions as a distribution and customer service site. As part of the Phase III restructuring, we also added to the general employee reduction program. As a result of actions taken in our restructuring, certain facilities are being actively marketed for sale and in the fourth quarter of fiscal 2009 were classified as held for sale in the Consolidated Balance Sheet. We plan to sell these facilities by the end of fiscal 2010. During the three months ended January 31, 2010, we recorded an additional $1.0 million impairment for the Lockeford facility which is classified as held for sale as a result of deteriorating market conditions.
The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the periods presented (in thousands):

	Fiscal Three			Cost	Remaining	Total
	Months Ended			Incurred	Anticipated	Anticipated
	January 31, 2010	Fiscal 2009	Fiscal 2008	to Date	Cost	Cost

General
Severance	$2	$2,987	$87	$3,076	$—	$3,076
Asset Relocation	—	—	—	—	—	—
Other Cash Costs	23	57	—	80	—	80
Asset Impairment	—	1,234	—	1,234	—	1,234

Total General Program	25	4,278	87	4,390	—	4,390
Repurposing and Phase I
Severance	$58	$1,016	$106	$1,180	$—	$1,180
Asset Relocation	—	303	—	303	—	303
Other Cash Costs	122	199	—	321	135	456
Asset Impairment	1,029	1,634	157	2,820	—	2,820

Total Plant Closing Phase I	1,209	3,152	263	4,624	135	4,759
Plant Closing Phase II
Severance	$—	$399	$—	$399	$—	$399
Asset Relocation	—	22	—	22	—	22
Other Cash Costs	—	442	—	442	—	442
Asset Impairment	—	30	—	30	—	30

Total Plant Closing Phase II	—	893	—	893	—	893
Plant Closing Phase III
Severance	$10	$2,349	$—	$2,359	$10	$2,369
Asset Relocation	—	219	—	219	122	341
Other Cash Costs	309	1,060	—	1,369	802	2,171
Asset Impairment	—	3,393	—	3,393	—	3,393

Total Plant Closing Phase III	319	7,021	—	7,340	934	8,274
Total All Programs	$1,553	$15,344	$350	$17,247	$1,069	$18,316

Restructuring by Segment
Buildings	415	7,522	61	7,998	855	8,853
Components	109	1,216	106	1,431	214	1,645
Coaters	—	103	—	103	—	103
Corporate	—	211	27	238	—	238

Total	$524	$9,052	$194	$9,770	$1,069	$10,839
Asset Impairments by Segment(1)
Buildings	1,029	4,316	157	5,502	—	5,502
Components	—	766	—	766	—	766
Coaters	—	—	—	—	—	—
Corporate	—	1,209	—	1,209	—	1,209

Total	$1,029	$6,291	$157	$7,477	$—	$7,477

(1)	The fair value of assets was determined based on prices of similar assets adjusted for their remaining useful life.
The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or
	severance
	costs	Other costs	Total
Balance at November 1, 2009	$1,387	$—	$1,387
Costs incurred	70	454	524
Cash payments	(781)	(454)	(1,235)
Other adjustments (1)	10	—	10

Balance at January 31, 2010	$685	$—	$685

(1)	Relates to the foreign currency translation.
On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets.

NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral which, in the aggregate, may not exceed $13.5 million. The restricted cash is invested in a cash bank account securing our agent bank. As of January 31, 2010, we had restricted cash in the amount of $4.2 million as collateral related to our $4.0 million of letters of credit. Restricted cash is classified as current as the underlying letters of credit expire prior to September 2010.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	January 31, 2010	November 1, 2009
Raw materials	$65,072	$48,081
Work in process and finished goods	24,908	23,456

	$89,980	$71,537

In the three months ended February 1, 2009, we recorded a raw material inventory adjustment to the lower of cost or market in the amount of $(29.4) million because our inventory on hand at that time exceeded our current estimates of net realizable value less normal profit margins. Subsequent to August 2, 2009, all inventory with a lower of cost or market adjustment was fully utilized.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal		Engineered
	Coil	Metal	Building
	Coating	Components	Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,904)	(508,890)

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736
Impairments	(39,105)	(31,108)	(32,323)	(102,536)

Balance as of January 31, 2010, November 1, 2009 and May 3, 2009	$—	$—	$5,200	$5,200

Based on lower than projected sales volumes in the first quarter of fiscal 2009 and based on a revised lower outlook for non-residential construction activity in 2009, management reduced the Company’s cash flow projections for fiscal year 2009. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.
As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we were not able to finalize our allocation of the fair value until the second quarter of fiscal 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment. The finalization was included in our goodwill impairment charge of $102.5 million that was recorded in the second quarter of fiscal 2009.
Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009, the results of which indicated that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. We therefore initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which was recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of January 31, 2010 and November 1, 2009, the remaining goodwill at one of our reporting units was $5.2 million.
As a result of the aforementioned goodwill impairment indicators and in accordance with ASC Subtopic 350-20, we performed an impairment analysis on our indefinite lived intangible asset related to RCC’s tradenames in our engineered building systems segment to determine the fair value in the first and second quarters of fiscal year 2009. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying cost exceeded the future fair value attributable to the intangible asset, and therefore we recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the intangible asset.
NOTE 7 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. In fiscal 2009, our stockholders approved the amendment and restatement of the Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the plan by approximately 0.2 million shares of Common Stock and provide for the extension of the effective date of the Incentive Plan to 10 years after its approval. As amended, the aggregate number of shares of Common Stock that may be issued under the plan may not exceed 0.7 million.
On December 11, 2009, our board of directors approved the right of employees and officers to receive grants of 1.5 million shares of restricted stock and the right of officers to receive grants 1.8 million stock options, both of which are conditioned upon shareholder approval. Our 68% stockholder, had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our 68% stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan were perfunctory and we established a grant date of December 11, 2009 for the restricted stock and stock option awards. As discussed in Note 11—Series B Cumulative Convertible Participating Preferred Stock, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation. At January 31, 2010, the liability balance of these awards was $0.7 million.
On December 22, 2009, our board of directors unanimously adopted a resolution to submit to a vote of our stockholders a proposal to approve an amendment and restatement of our Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the Incentive Plan by 5.7 million shares of Common Stock. On February 19, 2010, the stockholders approved the amendment and restatement of the Company’s Incentive Plan. The amendment and restatement of the Incentive Plan increased the number of Common Shares reserved for issuance under the Incentive Plan by 5.7 million to a total of 6.4 million Common Shares, increases the maximum number of shares that may be granted to an individual in any fiscal year to 0.9 million and extends the effective date of the Incentive Plan to 10 years after the date the Compensation Committee of the Company’s board of directors approved the amendments. See Note 18-Subsequent Events.
As of January 31, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control and on termination without cause or for good reason, as defined by the agreements governing such awards.
The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the liquidity issues the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends on our Common Stock and have no current plans to do so in the future. The weighted average grant-date fair value of options granted during the three months ended January 31, 2010 was $4.07. The weighted average assumptions for the periods indicated are noted in the following table:

Fiscal Three Months Ended
January 31, 2010
Expected volatility	46.05%
Expected term (in years)	5.75
Risk-free interest rate	2.44%
The following is a summary of stock option transactions during the three months ended January 31, 2010 (in thousands, except weighted average exercise prices, weighted average remaining life):

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Balance November 1, 2009	130	$140.65
Granted	1,782	8.85
Cancelled	(8)	(111.62)
Exercised	—	—

Balance January 31, 2010	1.904	$17.43	4.1 years	—

Exercisable at January 31, 2010	122	$142.54	9.5 years	—

There were no options exercised during the first three months of fiscal 2010. The following summarizes additional information concerning outstanding options at January 31, 2010 (in thousands, except weighted average remaining life, weighted average exercise prices):

Options Outstanding
	Weighted Average	Weighted Average
Number of Options	Remaining Life	Exercise Price
1,805	9.8 years	$9.80
43	4.1 years	$136.31
48	4.6 years	$161.77
8	5.9 years	$225.14

1,904	9.5 years	$17.43

Options Exercisable
Weighted Average
Number of Options	Exercise Price
23	$84.31
43	136.31
48	161.77
8	225.15

122	$142.54

The fair value of restricted stock awards is based on the Company’s stock price as of the date of grant. Restricted stock transactions during the three months ended January 31, 2010 were as follows (in thousands, except weighted average grant prices):

		Weighted Average
	Number of Shares	Grant Price

Balance November 1, 2009	204	$80.57
Granted	1,500	8.80
Distributed	—	—

Balance January 31, 2010	1,704	$17.40

The total pre-tax share-based compensation cost that has been recognized in results of operations was $0.8 million and $1.4 million for the three months ended January 31, 2010 and February 1, 2009, respectively. Of these amounts, $0.8 million and $1.2 million for the three months ended January 31, 2010 and February 1, 2009, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.3 million and $0.5 million for the three months ended January 31, 2010 and February 1, 2009, respectively. As of January 31, 2010 and February 1, 2009, there was approximately $21.6 million and $9.3 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 4.2 years and 5.8 years, respectively.
Cash received from option exercises was insignificant during both of the first three months of fiscal 2010 and 2009.
NOTE 8 — EARNINGS PER COMMON SHARE
Basic loss per common share is computed by dividing net loss allocated to common shares by the weighted average number of common shares outstanding. Diluted loss per common share considers the effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted loss per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Numerator for Basic and Diluted Loss Per Share

Net loss applicable to common shares	$(18,807)	$(529,981)
Less net loss allocated to participating securities(1)	—	—

Net loss allocated to common shares	$(18,807)	$(529,981)

Denominator for Diluted Loss Per Share
Weighted average common shares outstanding for basic loss per share	18,093	3,888
Common stock equivalents:
Employee stock options	—	—
Unvested restricted stock awards	—	—

Adjusted weighted average shares and assumed conversions for diluted loss per share assuming dilution	18,093	3,888

Loss per share:
Basic	$(1.04)	$(136.32)

Diluted	$(1.04)	$(136.32)

(1)	The holders of the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented above. These participating securities will be allocated earnings when applicable.
As discussed in Note 2, we adopted guidance that has been codified under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”) on November 2, 2009. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.
In connection with the Exchange Offer in October 2009, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250.0 million in shares of a newly created series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of Common Shares outstanding. The Convertible Preferred Stock is convertible into 40.6 million shares of Common Stock.
Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of such liquidation preference and accrued and unpaid dividends if paid in cash on the dividend payment date on which such dividends would otherwise compound. This base dividend rate is subject to upward adjustment upon and during certain defaults and is subject to downward adjustment in connection with the trading price of the Common Stock, in each case as specified in the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”). We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and Asset-Based Lending (“ABL”) Facility which restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes. The first dividend payment date for shares of Convertible Preferred Stock was December 15, 2009. The terms of the Convertible Preferred Stock require that such dividend be paid in cash, if at all. Due to the restrictions on cash dividend payments under our credit facilities, we were not permitted to pay this dividend. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. See Note 11—Series B Cumulative Convertible Participating Preferred Stock for further information concerning dividends on the Convertible Preferred Stock.
For the three months ended January 31, 2010 and February 1, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.
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
The following table represents the rollforward of our RCC accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009
Beginning balance	$16,116	$16,485
Warranties sold	756	614
Revenue recognized	(325)	(310)
Costs incurred	(309)	(13)
Adjustment (1)	—	(1,313)
Other	(28)	(128)

Ending balance	$16,210	$15,335

(1)	This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded as a reduction of cost of sales in our Consolidated Statement of Operations during the first quarter of fiscal 2009.
NOTE 10 — DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	January 31, 2010	November 1, 2009
Amended and Restated Term Loan Credit Agreement (due April 2014, interest at 8.0% at both January 31, 2010 and November 1, 2009)	$150,000	$150,000
Asset-Based Lending Facility (due April 2014, interest at 6.75% at January 31, 2010)	3	—
2.125% Convertible Senior Subordinated Notes, due November 2024	—	59
Industrial Revenue Bond	—	190

	150,003	150,249
Current portion of long-term debt	(14,434)	(14,164)

Long-term debt, less current portion	$135,569	$$136,085

The scheduled maturity of our debt is as follows (in thousands):

January 31, 2010 to October 31, 2010	$14,094
2010	1,354
2011	1,340
2012	1,327
2013 and thereafter	131,888

$150,003

Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement, an amendment to our credit agreement that was in effect prior to such date (the “Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The modified terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $131.1 million at maturity on April 20, 2014. We expect to make a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. Therefore, an additional $13.0 million in principal amount of the term loans under the Amended Credit Agreement have been classified as current portion of long-term debt in our Consolidated Balance Sheet at January 31, 2010 and November 1, 2009. At both January 31, 2010 and November 1, 2009, we had $150.0 million outstanding under our Amended Credit Agreement.
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
The obligations under the Amended Credit Agreement and under any permitted hedging agreement and the guarantees thereof are secured by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors, subject to certain exceptions. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors, subject to certain exceptions.
The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.
The Amended Credit Agreement has no financial covenants until October 30, 2011 which is the conclusion of our fourth quarter of fiscal year 2011, at which time the maximum ratio of consolidated debt to EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. At January 31, 2010 and November 1, 2009, our Amended Credit Agreement did not require any financial covenant compliance.
Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, subject to certain exceptions, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:
•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events;

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met; and

•	the greater of $10.0 million and 50% of certain tax refunds received by the Company resulting from the carry back of the 2009 net operating loss received by the Company.
The Amended Credit Agreement limits our ability to pay cash dividends, except in certain specified circumstances, on or prior to October 31, 2010 after which time we may pay any dividend in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined in the Amended Credit Agreement as the sum of 50% of the consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, less 100% of any negative consolidated net income amount, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement.
The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. We had selected LIBOR interest rates for the period from November 2, 2009 through January 31, 2010 during which the applicable margin was 6%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and Robertson-Ceco II Corporation and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 31, 2010 and November 1, 2009, our excess availability under the ABL Facility was $62.1 million and $70.4 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.
An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 1% through May 1, 2010 and thereafter at 1% or, if the average daily balance of the loans and letters of credit obligations for a given month is higher than 50% of the maximum credit then available, 0.75%. The calculation is determined based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.
The ABL Facility limits our ability to pay cash dividends, except in certain specified circumstances, prior to October 20, 2010, after which time we may pay dividends in the aggregate amount not to exceed an amount equal to 50% of the adjusted consolidated net income from August 3, 2009 to the end of the most recent fiscal quarter and subject to there being no event of default and the satisfaction of either certain excess availability conditions or a fixed charge coverage ratio.
The obligations of the borrowers under the ABL Facility are guaranteed by us and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary) that is not a borrower under the ABL Facility. Our obligations under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC, as administrative agent.
The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company, subject to certain exceptions, and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.
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

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s, the borrowers’ and the other guarantors’ concentration accounts to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement and certain specified exceptions. In addition, during such Dominion Event, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility.
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of both January 31, 2010 and November 1, 2009 was $15.0 million.
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
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
Convertible Notes
As discussed in Note 2 — Accounting Pronouncements, on November 2, 2009, we adopted ASC 470-20 which clarifies the accounting for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASC 470-20 has been applied retrospectively to fiscal years 2005 through 2009 as it relates to our Convertible Notes. The debt and equity components recognized for our Convertible Notes were as follows (in thousands):

	January 31, 2010	November 1, 2009
Principal amount of Convertible Notes	$—	$59
Unamortized discount	—	—
Net carrying amount	—	59
Additional paid-in capital	24,473	24,473
In October 2009, we completed the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes. On December 29, 2009, we redeemed the remaining $58,750 principal amount of the Convertible Notes outstanding after the closing of the Exchange Offer. At January 31, 2010, there was no remaining recognition period of the unamortized discount.
The amount of interest expense recognized and effective interest rate for the three months ended January 31, 2010 and February 1, 2009 were as follows (in thousands):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009
Contractual coupon interest	$0.2	$1,116
Amortization of discount on Convertible Notes	—	2,099

Interest expense	$0.2	$3,215

Effective interest rate	7.5%	7.5%
In fiscal 2009, we recorded debt extinguishment costs of $84.5 million. The debt extinguishment costs were determined based on the net of the inducement loss and the settlement gain. As the Convertible Notes were “Instrument C” as defined in ASC 815-15, Embedded Derivatives, we first considered the guidance in ASC 470-20, Debt with Conversion and Other Options, for any inducement to convert, and then considered the guidance in ASC 470-20 on the conversion of an instrument that would normally settle the conversion spread in shares and the face amount in cash. The result of this was that we recorded a loss of $84.5 million, which was the net impact of the loss incurred through the induced conversion offset by the gain recorded for the extinguishment of the recognized liability under conversion accounting. In accordance with the original conversion terms of the Convertible Notes, the expected fair value of the consideration upon conversion is approximately $11.3 million (based on a $12.55 closing stock price for common stock as of October 19, 2009) as compared to the expected fair value of common stock issuable pursuant to the exchange offer of approximately $266.2 million ($176.2 million in common stock plus $90 million in cash). This resulted in an induced conversion charge of $254.8 million.
Additionally, we considered the original terms of the Convertible Notes, which required us to satisfy the accreted value of the obligation in cash and allowed us to satisfy the excess conversion value over the accreted value in either cash or shares. However, as of the date of the Convertible Notes were converted, the stated conversion price of the Convertible Notes was less than the stock price. Based upon the stated conversion terms of the Convertible Notes and the stock price on the date the Convertible Notes were converted, the value of the Company’s cash settlement to the holders of the Convertible Notes would have been approximately $11.3 million. Upon settlement of a security with the characteristics of Instrument C, ASC 470-20-40-12 requires only the cash payment be considered in the computation of the gain or loss on the extinguishment of the recognized liability. As of the close of the market on October 19, 2009, each conversion feature was worth a value of approximately $62.53 ($12.55 closing stock price x conversion rate of 24.98242 shares per $1,000 of principal). Accordingly, the Company recognized a gain of $937.47 for each note or $170.3 million. The change in conversion rate based on a $12.55 closing stock price for common stock as of October 19, 2009 resulted in a gain on extinguishment of the recognized liability of $170.3 million, in the aggregate.
Insurance Note payable
The note payable is related to financed insurance premiums and, as of November 1, 2009, we had outstanding a note payable in the amount of $0.5 million. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 11 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK
The CD&R Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis (such purchase and sale, the “CD&R Equity Investment”).
Certain Terms of the Convertible Preferred Stock
In connection with the consummation of the CD&R Equity Investment, on October 19, 2009 we filed the Certificate of Designations, setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock.
Liquidation Value. Each Preferred Share has an initial liquidation preference of $1,000.
Rank. The Convertible Preferred Stock ranks senior as to dividend rights, redemption payments and rights upon liquidation to the Common Stock and each other class or series of our equity securities, whether currently issued or to be issued in the future, that by its terms ranks junior to the Convertible Preferred Stock, and junior to each class or series of equity securities of the Company, whether currently issued or issued in the future, that by its terms ranks senior to the Convertible Preferred Stock. We have no outstanding securities ranking senior to the Convertible Preferred Stock. Pursuant to the Certificate of Designations, the issuance of any senior securities of the Company requires the approval of the holders of the Convertible Preferred Stock.
Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. Members of our board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility in which restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.

The dividend rate will increase by 3% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations and, after June 30, 2011, will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during any such specified default involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
If, at any time after the 30-month anniversary of the Closing Date, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock (initially $1.2748, $6.3740 as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. We expect the dividend for each quarter of fiscal 2010 to be paid in-kind as a result of certain restrictions on our Amended Credit Agreement and ABL Facility and have, therefore, accrued a pro rata 12% rate per annum. See Note 10—Debt and Note Payable for more information on our Amended Credit Agreement and ABL Facility.
Convertibility and Anti-Dilution Adjustments. To the extent that we have authorized but unissued shares of Common Stock, holders of Preferred Shares will have the right, at any time and from time to time, at their option, to convert any or all of their Preferred Shares, in whole or in part, into fully paid and non-assessable shares of our Common Stock at the conversion price set forth in the Certificate of Designations. The number of shares of Common Stock into which a Preferred Share is convertible is determined by dividing the sum of the liquidation preference of $1,000 per Preferred Share and the accrued and unpaid dividends of such share as of the time of conversion by the conversion price in effect at the time of conversion.
The initial conversion price of the Convertible Preferred Stock is equal to $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split) and is subject to adjustment as set forth in the Certificate of Designations. The conversion price is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
Milestone Redemption Right. The Company has the right, at any time on or after the tenth anniversary of the Closing Date, to redeem in whole, but not in part, all then-issued and outstanding shares of Convertible Preferred Stock in accordance with the procedures set forth in the Certificate of Designations. Any holder of Convertible Preferred Stock has the right, at any time on or after the tenth anniversary of the Closing Date, to require that the Company redeem all, but not less than all, of its shares of Convertible Preferred Stock in accordance with the procedures set forth in the Certificate of Designations. In each case, such right (the “Milestone Redemption Right”), is exercisable at a redemption price for each Preferred Share equal to the sum of the liquidation preference of $1,000 per Preferred Share and the accrued and unpaid dividends of such share as of the time of redemption.
Change of Control Redemption Right. Upon certain change of control events specified in the Certificate of Designations, including certain business combinations involving the Company and certain changes to the beneficial ownership of the voting power of the Company, so long as the CD&R Funds do not own 45% or more of the voting power of the Company and directors designated by the CD&R Funds are not entitled to cast a majority of the total number of votes that can be cast by the Company’s board of directors or by the directors constituting the quorum approving or recommending such change of control event, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock (1) if redeemed after the fourth anniversary of the Closing Date, at a purchase price equal to the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date or (2) if redeemed prior to the fourth anniversary of the Closing Date, at a purchase price equal to the sum of (a) the liquidation value of such Preferred Shares plus the accrued and unpaid dividends thereon as of the redemption date and (b) a make-whole premium equal to the net present value of the sum of all dividends that would otherwise be payable on and after the redemption date, to and including such fourth anniversary date, assuming that such dividends are paid in cash. In addition, upon changes of control events pursuant to the Amended Credit Agreement or the ABL Facility, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock, at a purchase price equal to 101% of the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date.
In the event of a merger or other business combination resulting in a change of control in which the holders of shares of our Common Stock receive cash or securities of an unaffiliated entity as consideration for such shares, if the holder of Preferred Shares does not exercise the change of control redemption right described in the paragraph above or is not entitled to the change of control redemption right in connection with such event, such holder will be entitled to receive, pursuant to such merger or business combination, the consideration such holder would have received for its Preferred Shares had it converted such shares immediately prior to the merger or business combination transaction. In the event of a merger or other business combination not resulting in a change of control in which the holders of shares of our Common Stock receive cash or securities of an unaffiliated entity as consideration for such shares, holders of Convertible Preferred Stock shall have the option to exchange their Preferred Shares for shares of the surviving entity’s capital stock having terms, preferences, rights, privileges and powers no less favorable than the terms, preferences, rights, privileges and powers under the Certificate of Designations.
Vote. Holders of Preferred Shares generally are entitled to vote with the holders of the shares of our Common Stock on all matters submitted for a vote of holders of shares of our Common Stock (voting together with the holders of shares of our Common Stock as one class) and are entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of such holder’s Preferred Shares (without any limitations based on our authorized but unissued shares of our Common Stock) as of the applicable record date for the determination of stockholders entitled to vote on such matters.
Certain matters require the approval of the holders of a majority of the outstanding Preferred Shares, voting as a separate class, including (1) amendments or modifications to the Company’s Certificate of Incorporation, by-laws or the Certificate of Designations, that would adversely affect the terms or the powers, preferences, rights or privileges of the Convertible Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior securities or any security convertible into, or exchangeable or exercisable for, shares of senior securities and (3) any increase or decrease in the authorized number of Preferred Shares or the issuance of additional Preferred Shares, subject to certain exceptions.
In addition, in the event that the Company fails to fulfill its obligations to redeem the Convertible Preferred Stock in accordance with the terms of the Certificate of Designations following the exercise of the Milestone Redemption Right or change of control redemption rights described above, until such failure is remedied, certain additional actions of the Company shall require the approval of the holders of a majority of the outstanding Preferred Shares, voting as a separate class, including the adoption of an annual budget, the hiring and firing, or the changing of the compensation, of executive officers and the commitment, resolution or agreement to effect any business combination
Restriction on Dividends on Junior Securities. The Company is prohibited from (i) paying any dividend with respect to our Common Stock or other junior securities, except for ordinary cash dividends in which the Convertible Preferred Stock participates and which are declared, paid or set aside after the base dividend rate for the Convertible Preferred Stock has been reduced to 0.00% as described above and dividends payable solely in shares of our Common Stock or other junior securities, or (ii) repurchasing or redeeming any shares of our Common Stock or other junior securities, unless, in each case, we have sufficient access to lawful funds immediately following such action such that we would be legally permitted to redeem in full all Preferred Shares then outstanding.
Accounting for Convertible Preferred Stock
In accordance with guidance that has been codified under ASC Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of our Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains Milestone Redemption Rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.
In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. See Note 12—Derivative Instruments and Hedging Strategy.
The Convertible Preferred Stock, at execution, was recorded with a book value of $221.6 million which is the $250.0 million initial liquidation preference less $27.7 million of direct transaction costs and $0.6 million for the fair value, net of income tax, of the bifurcated embedded derivative liability related to the dividend default rate. The $28.4 million difference between the book value and the initial liquidation preference is accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years. The accretion recorded during the three months ended January 31, 2010 is $0.7 million.
Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred

Stock. Dividends are accrued at the 12% rate and increased the Convertible Preferred Stock by $7.5 million during the three months ended January 31, 2010. As such, as of January 31, 2010, the book value of our Convertible Preferred Stock was $230.9 million.
In accordance with guidance that has been codified under ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CD&R Funds, and thus is $241.4 million. At January 31, 2010, 1.8 million of the potentially 40.6 million shares of Common Stock issuable upon conversion of the Convertible Preferred Shares were authorized and unissued. Therefore, an additional $0.2 million of the beneficial conversion feature was recognized in the first three months of fiscal 2010. The remaining $230.7 million of the beneficial conversion feature will be recognized in the second quarter of fiscal 2010 when the contingency related to the availability of authorized shares was resolved by both stockholder approval of the Reverse Stock Split and the subsequent action by the Board to effect the Reverse Stock Split. We expect to recognize additional beneficial conversion features upon the payment of paid-in-kind dividends.
As of January 31, 2010 and November 1, 2009, the Preferred Shares were contingently convertible into 40.6 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of January 31, 2010, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent that the CD&R Funds had opted to convert their Preferred Shares, as of January 31, 2010, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, we effected a Reverse Stock Split of our Common Stock at an exchange ratio of 1-for-5. As of that date, the Preferred Shares held by the CD&R Funds were fully convertible into 40.6 million Common Shares and therefore, the contingency is resolved in the second quarter of fiscal 2010 and the remaining beneficial conversion feature will be recognized in the second quarter of fiscal 2010.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement with a notional amount of $65 million on January 31, 2010 and November 1, 2009. The term of the Swap Agreement expires on June 17, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement as of January 31, 2010 and November 1, 2009, was a liability of approximately $1.3 million and $2.2 million, respectively, and is included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. Based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments have been effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during the fourth quarter of fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss) and all subsequent changes in fair market value will be recorded directly to earnings. During the three months ended January 31, 2010, we have reduced interest expense by $1.0 million as a result of the changes in fair value of the hedge.
Embedded Derivative Bifurcated From Convertible Preferred Stock (See Note 11)
The terms of the Convertible Preferred Stock include a default dividend rate of 3% per annum if, with certain exceptions, we fail to (1) pay holders of Convertible Preferred Stock, in cash on an as-converted basis, dividends paid on shares of our Common Stock; (2) following the date that there are no Convertible Notes outstanding, pay, in cash or in kind, any dividend (other than dividends payable pursuant to the preceding clause (1)) payable to holders of Preferred Shares pursuant to the Certificate of Designations, on the applicable quarterly dividend payment date; (3) after June 30, 2010, reserve and keep available for issuance the number of shares of our Common Stock equal to 110% of the number of shares of Common Stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; (4) maintain the listing of our Common Stock on the New York Stock Exchange or another U.S. national securities exchange; (5) comply with our obligations to convert the Convertible Preferred Stock in accordance with our obligations under the Certificate of Designations; (6) redeem the Convertible Preferred Stock in compliance with the Certificate of Designations;

or (7) comply with any dividend payment restrictions with respect to junior securities dividends. If, at a time when a 3% per annum default dividend rate is in effect after June 30, 2011, we fail to reserve and keep available authorized common shares pursuant to the terms of the Certificate of Designations the default dividend rate shall increase to 6% until such default is no longer continuing. The default dividend represents an embedded derivative which is bifurcated from the CD&R Equity Investment host contract (i.e., the Certificate of Designations). See Note 11—Series B Cumulative Convertible Participating Preferred Stock for further discussion of the Convertible Preferred Stock.
To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. At November 1, 2009, we recorded the fair value of the embedded derivative of $1.0 million in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. As discussed further in Note 11, on December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split. Based upon these events we have reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we have recorded a $0.9 million decrease in fair value of the embedded derivative which is recorded in other income and expense during the period.
As disclosed in Note 18, on March 5, 2010, the Company effected the Reverse Stock Split at an exchange ratio of 1-for-5. The Reverse Stock Split was approved by our stockholders at the Company’s annual meeting of stockholders on February 19, 2010, and the exchange ratio was approved by the board of directors on the same day, subsequent to the stockholders’ meeting.
At January 31, 2010 and November 1, 2009, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
		January 31, 2010	November 1, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Interest rate contract	Other accrued expenses	$1,257	$2,208
Embedded derivative	Other accrued expenses	122	1,041

Total derivatives		$1,379	$3,249

The effect of derivative instruments on the Consolidated Statement of Operations for the three months ended January 31, 2010 and February 1, 2009 was as follows (in thousands):

	Amount of Loss Recognized
	in OCI on Derivative
	(Effective Portion)
	January 31,	February 1,
Derivative in ASC 815 Cash Flow Hedging Relationship	2010	2009
Interest rate contract	$—	$(554)

	Amount of Income Recognized
Derivatives Not Designated as Hedging	in Income (Loss) on Derivatives		Location of Income Recognized in Income
Instruments Under ASC 815	January 31, 2010	February 1, 2009	(Loss) on Derivatives
Interest rate contract	$951	$—	Interest expense
Embedded derivative	$919	$—	Other income, net
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of January 31, 2010 and November 1, 2009 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were:

	January 31, 2010		November 1, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)

2.125% Convertible Senior Subordinated Notes	$—	$—	$59	$97

Amended Credit Agreement	$150,000	$147,375	$150,000	$138,000

The fair value of the Convertible Notes was determined from the market rates on the redemption date prior to our fiscal period end. The fair value of the Amended Credit Agreement was based on recent trading activities of comparable market instruments.
Fair Value Measurements
Effective November 3, 2008, we adopted the guidance that has been codified under ASC 820-10 related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted the additional guidance in ASC 820-10 on November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of these provisions did not have a material effect on our consolidated financial statements.
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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of January 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1)	$3,529	$—	$—	$3,529
Assets held for sale	—	3,930	—	3,930

Total assets	$3,529	$3,930	$—	$7,459

Liabilities:
Deferred compensation plan liability	$(3,642)	$—	$—	$(3,642)
Interest rate contract	—	(1,257)	—	(1,257)
Embedded derivative	—	—	(122)	(122)

Total liabilities	$(3,642)	$(1,257)	$(122)	$(5,021)

(1)	Unrealized holding gains (losses) for the three months ended January 31, 2010 and February 1, 2009 were $0.05 million and $(0.4) million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the three months ended January 31, 2010:

January 31,
2010
Beginning balance	$(1,041)
Realized gains (losses) (1)	919

Ending balance	$(122)

(1)	Realized gains (losses) on the embedded derivative are recorded in other income (expense), net in the Consolidated Statement of Operations during the three months ended January 31, 2010.
NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.4%	3.4%
Production activities deduction	—	—
Non-deductible goodwill impairment	—	(32.2)%
Canada valuation allowance	—	(0.1)%
Non-deductible expenses	(2.2)%	—
Other	(0.6)%	0.1%

Effective tax rate	35.6%	6.2%

The increase in our effective tax rate for the three months ended January 31, 2010 as compared to the prior year period was primarily due to the $508.9 million goodwill impairment charge in the three months ended February 1, 2009.
The total amount of unrecognized tax benefit at both January 31, 2010 and November 1, 2009 was $0.7 million, of which $0.7 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE LOSS
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Net loss	$(10,486)	$(529,981)
Foreign exchange translation gain (loss) and other, net of tax	197	7
Gain (loss) in fair value of interest rate swap, net of tax	—	(554)

Comprehensive loss	$(10,289)	$(530,528)

Accumulated other comprehensive loss consists of the following (in thousands):

	January 31, 2010	November 1, 2009

Foreign exchange translation adjustments	$588	$391
Defined benefit pension plan	(9,250)	(9,250)

Accumulated other comprehensive loss	$(8,662)	$(8,859)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	Fiscal Three Months Ended January 31, 2010			Fiscal Three Months Ended February 1, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount

Foreign exchange translation gain (loss) and other	$194	$3	$197	$11	$(4)	$7
Loss in fair value of interest rate swap	—	—	—	(899)	345	(554)

Other Comprehensive income (loss)	$194	$3	$197	$(888)	$341	$(547)

NOTE 16 — BUSINESS SEGMENTS
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
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009
Total sales:
Metal coil coating	$39,031	$41,501
Metal components	86,806	121,480
Engineered building systems	102,618	152,409
Intersegment sales	(45,568)	(55,026)

Total sales	$182,887	$260,364

External sales:
Metal coil coating	$12,808	$11,424
Metal components	70,138	101,042
Engineered building systems	99,941	147,898

Total sales	$182,887	$260,364

Operating income (loss):
Metal coil coating	$3,119	$(63,760)
Metal components	1,791	(128,607)
Engineered building systems	(5,829)	(352,283)
Corporate	(11,824)	(13,252)

Total operating loss	$(12,743)	$(557,902)
Unallocated other expense	(3,522)	(6,940)

Loss before income taxes	$(16,265)	$(564,842)

	Fiscal Three Months Ended
	January 31, 2010	November 1, 2009
Total assets:
Metal coil coating	$59,033	$57,254
Metal components	163,864	160,123
Engineered building systems	230,276	241,396
Corporate	131,740	155,745

Total assets	$584,913	$614,518

NOTE 17 — CONTINGENCIES
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
NOTE 18 — SUBSEQUENT EVENTS
On March 5, 2010, the Company effected the Reverse Stock Split at an exchange ratio of 1-for-5. The Reverse Stock Split was approved by our stockholders at the Company’s annual meeting of stockholders on February 19, 2010, and the exchange ratio was approved by our board of directors on the same day, subsequent to the stockholders’ meeting. At the Effective Time, all shares of Common Stock other than fractional shares were reclassified and combined, automatically and without further action on the stockholders’ part, into 18.1 million shares of Common Stock. Stockholders who otherwise held fractional shares as a result of the reverse stock split were entitled to receive cash (without interest) in lieu of such fractional shares from our transfer agent equal to the proceeds attributable to the sale of such fractional shares following the aggregation and sale by our transfer agent of all fractional shares otherwise issuable.
On February 19, 2010, the stockholders also approved an amendment and restatement of the Company’s Incentive Plan. The amendment and restatement of the Incentive Plan increased the number of shares of Common Stock reserved for issuance under the Incentive Plan by 5,668,000 shares of Common Stock to a total of 6,400,000 Common Shares, increased the maximum number of shares that may be granted to an individual in any fiscal year to 900,000 and extended the effective date of the Incentive Plan to 10 years after the date the Compensation Committee of the Company’s board of directors approved the amendments.
NCI BUILDING SYSTEMS, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended November 1, 2009.
OVERVIEW
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.
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
We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income and whether or not each segment has achieved its projected sales goals, and (ii) non-financial efficiency indicators such as gross profit per employee, man hours per ton of steel produced and shipped tons per day. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.
First Fiscal Quarter
Both our metal coil coating and metal components segments, which usually respond more quickly to changes in the market, produced operating profits during the current fiscal quarter. The metal coil coating segment processed higher volume than in the first quarter of fiscal 2009 when there was significant destocking affecting sales. The metal components segment maintained operating profitability in the face of lower volume and pricing, benefiting from operating efficiencies, growing opportunities in retro-fit projects and the ramp up of our new insulated panel facility.
Our engineered building systems segment generated an operating loss for the current fiscal quarter, driven largely by the completion of orders booked during the last few months of fiscal 2009. The profitability on these bookings reflected both the difficult external market environment as well as aggressive marketing by the engineered building systems segment to maintain market share despite customer concerns over the completion of our recapitalization. With the completion of our recapitalization, there has been a slight increase in quoting activity and additional opportunities with Leadership in Energy and Environmental Design (LEED) green building certification system projects, but pricing remains competitive.
On March 5, 2010, the Company effected a reverse stock split in which each five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”) was reclassified and combined into one share of Common Stock (the “Reverse Stock Split”).
Industry Conditions
Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal three months ended January 31, 2010, steel represented approximately 66% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.
The monthly CRU North American Steel Price Index, published by the CRU Group, has decreased 0.5% from October 2009 to January 2010 and was 2.4% lower in January 2010 compared to January 2009. Steel prices increased rapidly and steeply during the first half of calendar 2008, and then began a rapid and precipitous decline in the fall of calendar 2008. In fiscal 2009, steel prices continued their decline at a precipitous rate until July 2009 when steel prices began to increase. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Our sales volume was significantly lower than previously anticipated while raw material prices had declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in January 2010, indicates an expected reduction of 5% in square footage and a decrease of 1% in dollar value as compared to the prior calendar year. In 2011, the forecast is expected to increase, with an increase of 14% in dollar value in 2011 compared to 2010. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for January 2010 indicated that inquiry and billings levels remain negative compared to October 2009.
The overall decline in economic conditions beginning in the third quarter of 2008 has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business.

As a result of the market downturn, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three phase restructuring plan, we expect to realize an annualized fixed cost savings in the amount of approximately $120 million. We have incurred facility closure costs of $17.2 million related to the three phase restructuring plan and expect to incur additional facility closure costs of $1.1 million in fiscal 2010.
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
RESULTS OF OPERATIONS
As further discussed in the notes to our consolidated financial statements, our Consolidated Financial Statements for the three months ended February 1, 2009 have been adjusted for the retrospective application of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”).
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
We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) hot-rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) structural framing provided by the engineered building systems segment to the metal components segment. Segment information is included in Note 16 of our Consolidated Financial Statements.
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 31, 2010		February 1, 2009
		%		%
Sales:
Metal coil coating	$39,031	21	$41,501	16
Metal components	86,806	48	121,480	47
Engineered building systems	102,618	56	152,409	58
Intersegment sales	(45,568)	(25)	(55,026)	(21)

Total sales	$182,887	100	$260,364	100

Operating income (loss):
Metal coil coating	$3,119		$(63,760)
Metal components	1,791		(128,607)

	Fiscal Three Months Ended
	January 31, 2010		February 1, 2009
		%		%
Engineered building systems	(5,829)		(352,283)
Corporate	(11,824)		(13,252)

Total operating loss	$(12,743)		$(557,902)
Unallocated other expense	(3,522)		(6,940)

Loss before income taxes	$(16,265)		$(564,842)

FISCAL THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO FISCAL THREE MONTHS ENDED FEBRUARY 1, 2009
Consolidated sales decreased by 29.8%, or $77.5 million for the three months ended January 31, 2010, compared to the three months ended February 1, 2009. This decrease resulted from lower relative sales prices in each of our three segments and by a 1.3% decrease in external tonnage volumes. Lower tonnage volumes in all three segments in the first quarter of fiscal 2010 compared to the same period in 2009 were driven by reduced demand for such products resulting from the 41.4% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw-Hill.
Consolidated cost of sales decreased by 30.0%, or $64.2 million for the three months ended January 31, 2010, compared to the three months ended February 1, 2009. Gross margins were 17.6% for the three months ended January 31, 2010 compared to 6.3% for the same prior year’s period. During the first three months of fiscal 2009, we recorded a $29.4 million inventory adjustment to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins, which accounted for 11.3% of the reduction in the gross margin percentage in the prior year’s period. In addition, we recorded a $1.0 million asset impairment charge in the first quarter of fiscal 2010, which accounted for 0.5% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment, compared to $0.6 million in the first quarter of fiscal 2009, which accounted for 0.2% of the reduction in gross margin percentage, for certain assets in the engineered building systems segment.
Metal coil coating sales decreased by 6.0%, or $2.5 million to $39.0 million in the three months ended January 31, 2010, compared to $41.5 million in the prior year’s period. Sales to third parties for the three months ended January 31, 2010 increased by 12.1% to $12.8 million from $11.4 million in the prior year’s period primarily as a result of 17.5% increase in external volume and a slight shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a 24.3% decrease in sales prices. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. These results are primarily driven by reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended January 31, 2010 compared to the same prior year’s period. In addition, there was a $3.9 million decrease in intersegment sales for the three months ended January 31, 2010 compared to the prior year’s period, which represents a 27.7% reduction in intersegment volume. Metal coil coating third-party sales accounted for 7.0% of total consolidated third-party sales in the three months ended January 31, 2010 compared to 4.4% in the three months ended February 1, 2009.
Operating income (loss) of the metal coil coating segment increased to income of $3.1 million in the three months ended January 31, 2010 compared to a loss of $(63.8) million in the prior year’s period primarily due to goodwill and other intangible asset impairments of $59.9 million in the prior year’s period and a $5.7 million charge to adjust inventory to lower of cost or market in the prior year’s period and a $1.5 million increase in gross profit due to lower costs, partially offset by lower relative sales prices discussed above.
Metal components sales decreased 28.6%, or $34.7 million to $86.8 million in the three months ended January 31, 2010, compared to $121.5 million in the prior year’s period. Sales were down compared to the prior year’s period due to lower sales prices and a 7.7% decrease in external tons shipped. Sales to third parties for the three months ended January 31, 2010 decreased $30.9 million to $70.1 million from $101.0 million in the prior year’s period. The remaining $3.8 million represents a similar decrease in intersegment sales. These results were primarily driven by reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended January 31, 2010. Metal components third-party sales accounted for 38.4% of total consolidated third-party sales in the three months ended January 31, 2010 compared to 38.8% in the three months ended February 1, 2009.
Operating income (loss) of the metal components segment increased to income of $1.8 million in the three months ended January 31, 2010, compared to a loss of $(128.6) million in the prior year’s period. This $130.4 million increase resulted from charges related to goodwill and other intangible asset impairment of $116.1 million in the prior year’s period, a $14.5 million adjustment to inventory at the lower of cost or market in the prior year’s period, a $0.5 million decrease in restructuring charges primarily related to $0.6 million of restructuring charges in the prior year’s period, partially offset by a $3.9 million decrease in gross profit due to lower relative sales prices noted above and a 7.7% decrease in tonnage volumes. In addition, the increase in operating income (loss) was the result of a $3.2 million decrease in selling and administrative expenses primarily related to a $1.2 million decrease in bad debt expense, a $1.0 million decrease in wage and benefit costs and temporary labor costs due primarily to lower headcount and lower incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.
Engineered building systems sales decreased 32.7%, or $49.8 million to $102.6 million in the three months ended January 31, 2010, compared to $152.4 million in the prior year’s period. This decrease resulted from lower sales prices and a 9.5% decrease in external tons shipped. Sales to third parties for the three months ended January 31, 2010 decreased $48.0 million to $99.9 million from $147.9 million in the prior year’s period. The remaining $1.8 million represents a similar decrease in intersegment sales. These results were primarily driven by reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended January 31, 2010. Engineered building systems third-party sales accounted for 54.6% of total consolidated third-party sales in the three months ended January 31, 2010 compared to 56.8% in the three months ended February 1, 2009.
Operating loss of the engineered building systems segment decreased to a loss of $(5.8) million in the three months ended January 31, 2010 compared to a loss of $(352.3) million in the prior year’s period. This $346.5 million improvement resulted from charges related to goodwill and other intangible asset impairments of $341.6 million in the prior year’s period, a $9.2 million adjustment in inventory at the lower of cost or market in the prior year’s period, restructuring charges of $1.4 million primarily in the prior year’s period, a $0.4 million increase in asset impairment charges primarily related to a $1.0 million impairment charge at the Lockeford facility in the current year’s period, partially offset by a $10.9 million decrease in gross profit due to declines in relative sales prices and volumes noted above. In addition, the decrease in operating loss was partially offset by a $5.5 million decrease in selling and administrative expenses primarily due to a $4.9 million decrease in wage and benefit costs and temporary labor costs due to lower headcount and lower incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $44.9 million in the three months ended January 31, 2010, compared to $54.3 million in the prior year’s period. The decrease in selling and administrative expenses was primarily due to a $7.2 million decrease in wage and benefit costs and temporary labor costs due primarily to lower headcount and lower incentive compensation. The remaining decrease was the result of a $1.4 million decrease in bad debt expense and decreases in other various expenses due to managed lower levels of activity. As a percentage of sales, selling, general and administrative expenses were 24.3% for the three months ended January 31, 2010 as compared to 20.9% for the three months ended February 1, 2009.
Consolidated goodwill and other intangible asset impairment in the prior year’s period was $517.6 million. No amounts were recorded in the first three months ended January 31, 2010. The prior year’s impairment impacted all of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009 due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization.
Consolidated restructuring charge decreased to $0.5 million in the first three months ended January 31, 2010, compared to $2.5 million in the prior year’s period. This decrease was primarily related to our plan to close three of our engineered building systems manufacturing plants in the prior year’s period. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 33.5% to $4.5 million for the three months ended January 31, 2010, compared to $6.8 million for the prior year’s period. On November 2, 2009, we adopted ASC 470-20 which required retrospective application and resulted in the reported interest expense on our Convertible Senior Subordinated Notes due 2024 (the “Convertible Notes”) to increase from 2.125% to 7.5% (see Note 2 of our Consolidated Financial Statements). In the first quarter of fiscal 2009, we recorded accretion of the discounted carrying value of the Convertible Notes to their face amount in the amount of $2.1 million. In addition, interest expense decreased due to a reduction of our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.
Consolidated benefit for income taxes decreased to a benefit of $(5.8) million for the three months ended January 31, 2010, compared to a benefit of $(34.9) million for the prior year’s period. The decrease was primarily due to a $548.6 million decrease in pre-tax losses. The effective tax rate for the three months ended January 31, 2010 was a benefit of 35.6% compared to a benefit of 6.2% for the prior year’s period. The increase in the effective tax rate was primarily due to non-deductible goodwill impairment costs which reduced the effective tax rate by 32.2% in the prior year’s period.
Consolidated Convertible Preferred Stock dividends and accretion for the three months ended January 31, 2010 was $8.1 million and related primarily to $7.5 million of accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the

Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which accrues and accumulates on a daily basis and was accrued during such period at the 12% rate per annum.
Consolidated Convertible Preferred Stock beneficial conversion feature for fiscal 2009 was $0.2 million and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “—Liquidity and Capital Resources—Convertible Preferred Stock”) was $12.55. Because only 1.8 million of the potentially 40.6 million shares of Common Stock issuable upon conversion of the Convertible Preferred Shares were authorized and unissued at January 31, 2010 only $0.2 million of the beneficial conversion feature was recognized in the first three months of fiscal 2010. The remaining $230.7 million of the beneficial conversion feature will be recognized in the second quarter of fiscal 2010 when the contingency related to the availability of authorized shares was resolved by both stockholder approval of the Reverse Stock Split and the subsequent action by the Board to effect the Reverse Stock Split.
Diluted loss per share decreased to a loss of $(1.04) per diluted share for the three months ended January 31, 2010, compared to a loss of $(136.32) per diluted share for the prior fiscal period. The decrease was primarily due to a $511.2 million increase in net loss applicable to shares of our Common Stock resulting from the factors described in “—Fiscal Three Months Ended January 31, 2010 Compared to Fiscal Three Months Ended February 1, 2009” above. In addition, the weighted average number of Common Shares outstanding increased by 14.2 million due primarily to the completion of an exchange offer of our Convertible Notes in October 2009 (the “Exchange Offer”). In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for the three months ended January 31, 2010, but did not increase the weighted average number of Common Shares outstanding. At January 31, 2010, the Preferred Shares were contingently convertible into 40.6 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
On January 31, 2010, we had working capital of $145.4 million compared to $140.5 million at the end of fiscal 2009, a $4.9 million increase. The increase in working capital during the first quarter of fiscal 2010 was primarily due to certain non-recurring cash payments related to our refinancing and an equity investment by the CD&R Funds. In addition, we experienced our normal recurring reduction in accrued expenses for annual payment requirements. Our cash and cash equivalents decreased $12.8 million to $77.7 million compared to $90.4 million at November 1, 2009. The decrease in cash resulted from $19.2 million of cash used in operating activities and $1.2 million of cash used in investing activities, partially offset by $7.7 million of cash provided by financing activities. The cash used in operating activities was impacted by an $18.0 million reduction in working capital and non-current assets and $1.1 million in cash used in operating activities. The cash used in investing activities was primarily related to $1.3 million used for capital expenditures predominantly related to new insulated panel system facilities and computer software. The cash used in financing activities was primarily due to an $8.8 million decrease in restricted cash, partially offset by $0.5 million of note payable payments and $0.4 million of restricted stock that was withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.
We invest our excess cash in various overnight investments.
Convertible Preferred Stock
On October 20, 2009, we issued and sold to the CD&R Funds an aggregate of 250,000 Preferred Shares for an aggregate purchase price of $250.0 million (such purchase and sale, the “CD&R Equity Investment”). The Preferred Shares are convertible into shares of our Common Stock, and, as of October 20, 2009, represented 68.4% of our voting power and Common Stock on an as-converted basis.
As of January 31, 2010, the Preferred Shares were contingently convertible into 40.6 million shares of Common Stock, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of that date, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds could not fully convert the Preferred Shares. On March 5, 2010, the Company filed an amendment to its Certificate of Incorporation to effect the Reverse Stock Split at an exchange ratio of 1-for-5. The Reverse Stock Split was approved by our stockholders at the Company’s annual meeting of stockholders on February 19, 2010, and the exchange ratio was approved by our board of directors on the same day, subsequent to the stockholders’ meeting. As of the Effective Time, 100% of the Preferred Shares owned by CD&R Funds are convertible into shares of Common Stock. At January 31, 2010, 1.8 million of the potentially 40.6 million Common Shares issuable upon conversion of the Convertible Preferred Shares were authorized and unissued. Therefore, $0.2 million of the beneficial conversion feature was recognized in the first three months of fiscal 2010 and, as a result of the effectiveness of the Reverse Stock Split on March 5, 2010, the remaining $230.7 million of the beneficial conversion feature will be recognized in our second quarter of fiscal 2010. During fiscal 2009, we recorded an initial beneficial conversion feature of $10.5 million.
Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. Members of our board of directors who are not affiliated with the CD&R Funds, have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and Asset-Based Lending (“ABL”) Facility (described below) which restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.
Debt
On October 20, 2009 (the “Closing Date”), simultaneously with the closing of the CD&R Equity Investment,
•	we entered into the Amended Credit Agreement, an amendment to our credit agreement as in effect prior to such date (the “Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount of the term loans then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The Amended Credit Agreement, our amended term loan, requires quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter and a final payment of approximately $131.1 million in principal at maturity on April 20, 2014.

•	we entered into the ABL Facility pursuant to a loan and security agreement, with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility and letters of credit sub-facility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 14.0 million shares of Common Stock.
Amended Credit Agreement. The term loans under the Amended Credit Agreement will mature on April 20, 2014, four years and six months from the Closing Date and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter.
The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors, subject to certain exceptions. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors, subject to certain exceptions.

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.
The Amended Credit Agreement has no financial covenants until October 20, 2011, which is the conclusion of our fourth quarter of fiscal year 2011 at which time the maximum ratio of consolidated debt to EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013, to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period.
Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, subject to certain exceptions, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:
•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events;

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met; and

•	the greater of $10.0 million and 50% of certain 2009 tax refunds received by the Company resulting from the carry back of the 2009 net operating loss received by the Company.
We expect to make a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. Therefore, an additional $13.0 million in principal amount of the term loans under the Amended Credit Agreement have been classified as current portion of long-term debt in our Consolidated Balance Sheet at January 31, 2010 and November 1, 2009.
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
Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5% and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 31, 2010 and November 1, 2009, our excess availability under the ABL Facility was $62.1 million and $70.4 million, respectively.
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
The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary) that is not a borrower under the ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC, as administrative agent.
The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company, subject to certain exceptions, and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.
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
Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s, the borrowers’ and the other guarantors’ concentration accounts to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement and certain specified exceptions. In addition, during such Dominion Event, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility. If excess availability under the ABL Facility falls below certain levels, our ABL Facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.
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
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
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
We expect that, for the next fiscal year, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between $10 million and $11 million for the remainder of fiscal 2010 and expansion when needed.
We have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the three months ended January 31, 2010 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.
NON-GAAP MEASURES
Based on recent clarification and interpretive guidance from the SEC Staff regarding the use of non-GAAP measures, we have included within this document certain non-GAAP measures which include adjusted net income, adjusted diluted earnings per share and adjusted EBITDA (operating income plus depreciation and amortization and adjusted for key items). Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Amended Credit Agreement and ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to NCI and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended January 31, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$3,119	$1,791	$(5,829)	$(11,824)	$(12,743)
Goodwill impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairment	—	—	1,029	—	1,029
Restructuring charges	—	109	415	—	524

Adjusted operating income (loss)	$3,119	$1,900	$(4,385)	$(11,824)	$(11,190)

	For the Three Months Ended February 1, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$(63,760)	$(128,607)	$(352,283)	$(13,252)	$(557,902)
Goodwill impairment	59,854	116,131	341,643	—	517,628
Lower of cost or market charge	5,657	14,484	9,237	—	29,378
Asset impairment	—	—	623	—	623
Restructuring charges	44	582	1,835	18	2,479

Adjusted operating income (loss)	$1,795	$2,590	$1,055	$(13,234)	$(7,794)

The following tables reconcile adjusted diluted earnings (loss) per common share to loss per diluted common share and adjusted net income (loss) applicable to common shares to net income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Loss per diluted common share, GAAP basis	$(1.04)	$(136.32)
Goodwill and other intangible asset impairment	—	128.57
Debt extinguishment and refinancing costs	0.01	—
Lower of cost or market adjustment	—	4.82
Convertible preferred stock beneficial conversion feature	0.01	—
Restructuring charge	0.02	0.41
Asset impairment	0.04	0.10
Gain on embedded derivative	(0.03)	—

Adjusted diluted earnings (loss) per common share	$(0.99)	$(2.42)

	Fiscal Three Months Ended
	January 31, 2010	February 1, 2009

Net loss applicable to common shares, GAAP basis	$(18,807)	$(529,981)
Goodwill and other intangible asset impairment	—	499,883
Debt extinguishment and refinancing costs	113	—
Lower of cost or market adjustment	—	18,740
Convertible preferred stock beneficial conversion feature	187	—
Restructuring charge	340	1,581
Asset impairment	669	397
Gain on embedded derivative	(597)	—

Adjusted net income (loss) applicable to common shares	$(18,095)	$(9,380)

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

		Three Months Ended			Trailing 12
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Months
	May 3, 2009	August 2, 2009	November 1, 2009	January 31, 2010	January 31, 2010

Net Income (Loss)	$(121,571)	$2,607	$(101,851)	$(10,486)	$(231,301)
Add:
Depreciation and amortization	8,436	7,586	7,640	7,522	31,184
Consolidated interest expense, net	6,168	6,487	9,578	4,507	26,740
Provision for taxes	(16,382)	1,825	(7,495)	(5,779)	(27,831)
Non-cash charges:
Stock-based compensation	1,177	1,241	1,045	801	4,264
Goodwill and intangible impairment	104,936	—	—	—	104,936
Asset impairment	5,295	26	347	1,029	6,697
Lower of cost or market charges	10,608	—	—	—	10,608
Embedded derivative	—	—	—	(919)	(919)
Cash restructuring charges	3,796	1,213	1,564	524	7,097
Transaction costs	629	401	107,718	174	108,922

Adjusted EBITDA	$3,092	$21,386	$18,546	$(2,627)	$40,397

					Trailing 12
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Months
	April 27, 2008	July 27, 2008	November 2, 2008	February 1, 2009	February 1, 2009

Net Income (Loss)	$13,466	$30,494	$23,218	$(529,981)	$(462,803)
Add:
Depreciation and amortization	8,645	8,665	8,334	8,324	33,968
Consolidated interest expense, net	7,748	7,463	7,761	6,623	29,595
Provision for taxes	8,537	18,554	17,092	(34,861)	9,322
Non-cash charges:
Stock-based compensation	3,442	1,563	1,628	1,372	8,005
Goodwill and intangible impairment	—	—	—	517,628	517,628
Asset impairment	—	—	157	623	780
Lower of cost or market charges	—	—	2,739	29,378	32,117
Embedded derivative	—	—	—	—	—
Cash restructuring charges	640	43	150	2,479	3,312
Transaction costs	—	—	—	—	—

Adjusted EBITDA	$42,478	$66,782	$61,079	$1,585	$171,924

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2010, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
There have been no material changes in our future contractual obligations since the end of fiscal 2009 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 1, 2009 for more information on contractual obligations.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 1, 2009. In addition, below we have updated our critical accounting policy related to property, plant and equipment.
Property, plant and equipment valuation. We assess the recoverability of the carrying amount of property, plant and equipment at the lowest level asset grouping for which cash flows can be separately identified, which may be at an individual asset level, plant level or divisional level depending on the intended use of the related asset, if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Events and circumstances which indicate an impairment include (a) a significant decrease in the market value of the assets; (b) a significant change in the extent or manner in which an asset is being used or in its physical condition; (c) a significant change in our business conditions; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset; (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of an asset; or (f) a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We assess our assets for impairment on a quarterly basis.
If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued guidance that has been codified under ASC Subtopic 715-20, Defined Benefit Plans — General (“ASC 715-20”). ASC 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by ASC 715-20 are effective for our fiscal year ended 2010 and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by ASC 715-20 on October 31, 2010.
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). This ASU amends FASB ASU 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, ASU 2010-06 clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, ASU No. 2010-06 makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for us on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended 2012. We are currently evaluating the impact that the adoption of ASU 2010-06 will have on our consolidated financial statements.
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
•	industry cyclicality and seasonality and adverse weather conditions;

•	general economic conditions affecting the construction industry;

•	the current financial crisis and U.S. recession;

•	the current challenges in the credit market;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations in connection with our debt;

•	the current economic and credit conditions severely affecting the Company’s operations;

•	recognition of asset impairment charges;

•	raw material pricing and supply;

•	the ability to make strategic acquisitions accretive to earnings;

•	the fluctuations in customer demand and other patterns;

•	environmental cleanups, investigations, claims and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and potentially dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	increases in energy costs;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K as filed with the SEC.
We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 31, 2010, steel constituted approximately 66% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world announcing plans to cut production by closing plants and furloughing workers. Steel suppliers such as US Steel and Arcelor Mittal are among the manufacturers who have cut production. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will be higher, on average, in fiscal 2010 as compared to the prices we experienced during the second half of fiscal 2009.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal February or March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel. Further, due to market conditions described above, the most recent CRU prices have been based on a lower that normal trading volume.

Source: www.crugroup.com
We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users. A deterioration of service from our suppliers or interruptions or delays may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2010, we purchased approximately 39% of our steel requirements from three vendors. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements, during the first three months of fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 66% of our cost of sales for the fiscal three months ended January 31, 2010, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $1.0 million for the three months ended January 31, 2010, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 31, 2010, we had $150.0 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis. While there were no Convertible Notes outstanding at January 31, 2010, the fair value of our Convertible Notes at November 1, 2009 was approximately $0.1 million compared to the face value of $0.1 million. The fair value of our Amended Credit Agreement at January 31, 2010 and November 1, 2009 was approximately $147.4 million and $138.0 million, respectively, compared to the face value of $150.0 million.
We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 12 to the Consolidated Financial Statements, we effectively converted $160 million of the $400 million term loan under the credit agreement as in effect prior to October 20, 2009 (subsequently amended and repaid in part) to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both January 31, 2010 and November 1, 2009, the notional amount of the Swap Agreement was $65 million. However, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. We do not believe the LIBOR rates over the remaining terms of the Swap Agreement will exceed the LIBOR floor stated in the Amended Credit Agreement which in effect results in fixed rate debt.
See Note 10 — Debt and Note Payable to the Consolidated Financial Statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange losses for the three months ended January 31, 2010 was insignificant. Net foreign currency exchange losses for the three months ended February 1, 2009 was $(0.3) million.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three months ended January 31, 2010 and February 1, 2009 was $(0.2) million and $0.8 million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the three months ended January 31, 2010 was insignificant and for the three months ended February 1, 2009 was a loss of $(0.3) million.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 31, 2010, our Chief Executive Officer

and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 17, which is incorporated herein by reference.
Item 1A. Risk Factors.
Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. There have been no material changes to the risk factors described in our most recent Form 10-K, other than as described below:
The Convertible Preferred Stock will be dilutive to our stockholders. The Convertible Preferred Stock accrues dividends, which may be paid in cash or in-kind. To the extent that dividends on the Convertible Preferred Stock are paid in-kind, they will dilute the ownership interest of our stockholders. In addition, the dividend rate of the Convertible Preferred Stock will increase upon the occurrence of certain events which constitute defaults under the terms of the Convertible Preferred Stock, which may cause further dilution. Furthermore, the Convertible Preferred Stock also provides for anti-dilution rights, which may dilute the ownership interest of stockholders in the future.
The Convertible Preferred Stock accrues dividends at a rate per annum of 12.00% or, if paid in cash on the dividend payment date, at a rate per annum of 8.0%, unless and until such dividends are reduced to 0.00%, which will occur if the trading price per share of Common Stock equals or exceeds two times a specified target price (which is initially equal to $1.2748 as of November 1, 2009 or $6.3740 as adjusted for the Reverse Stock Split, but is subject to adjustments thereafter) for each trading day during any period of 20 consecutive trading days occurring after the 30-month anniversary of October 20, 2009.
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
On March 5, 2010 (the “Effective Time”), the Company effected the Reverse Stock Split at an exchange ratio of 1-for-5. The Reverse Stock Split was approved by our stockholders at the Company’s annual meeting of stockholders on February 19, 2010, and the exchange ratio was approved by our board of directors on the same day, subsequent to the stockholders’ meeting. At the Effective Time, 100% of the Preferred Shares owned by the CD&R Funds became convertible into Common Shares.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the first quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total	Approximate
			Number of Shares	Dollar Value) of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
November 2, 2009 to November 29, 2009	29,106	$12.55	—	129,218
November 30, 2009 to December 27, 2009	—	—	—	129,218
December 28, 2009 to January 31, 2010	127	36.25	—	129,218

Total	29,233	$12.65	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first three months of fiscal 2010, we did not repurchase any shares of Common Stock. At January 31, 2010, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.
Item 4. (Removed and Reserved)
Item 5. Other Information.
This information is incorporated by reference to the section entitled “Submission of Matters to a Vote of Security Holders” under Item 8.01 of Form 8-K filed with the SEC on February 24, 2010.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: March 10, 2010	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.2	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)

2.3	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8K filed with the SEC on October 8, 2009)

2.4	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8K filed with the SEC on October 8, 2009)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith