Form 10-Q
period 2010-05-02
NCI BUILDING SYSTEMS INC
filed 2010-06-09
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2010
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
Common Stock, $.01 par value—19,570,503 shares as of June 4, 2010

		PAGE
	Part II — Other Information
Item 1.	Legal Proceedings.	48
Item 1A.	Risk Factors.	48
Item 6.	Exhibits.	49
Signatures		50
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(2009 As Adjusted (Note 2))

	May 2,	November 1,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,273	$90,419
Restricted cash, current	2,836	5,154
Accounts receivable, net	73,166	82,889
Inventories, net	100,568	71,537
Deferred income taxes	19,428	18,787
Income tax receivable	39,307	27,622
Investments in debt and equity securities, at market	3,539	3,359
Prepaid expenses and other	15,595	14,494
Assets held for sale	3,930	4,963

Total current assets	309,642	319,224
Property, plant and equipment, net	221,254	232,510
Goodwill	5,200	5,200
Intangible assets, net	27,341	28,370
Restricted cash, net of current portion	—	7,825
Other assets	18,642	21,389

Total assets	$582,079	$614,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,663	$14,164
Note payable	1,157	481
Accounts payable	70,365	73,594
Accrued compensation and benefits	30,821	37,215
Accrued interest	1,774	776
Other accrued expenses	45,420	52,455

Total current liabilities	164,200	178,685
Long-term debt	135,153	136,085
Deferred income taxes	18,661	18,848
Other long-term liabilities	7,084	8,007

Total long-term liabilities	160,898	162,940
Series B cumulative convertible participating preferred stock	239,357	222,815
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 18,086,162 and 18,082,029 issued and outstanding	909	904
Additional paid-in capital	273,587	288,093
Accumulated deficit	(248,202)	(230,060)
Accumulated other comprehensive loss	(8,670)	(8,859)

Total stockholders’ equity	17,624	50,078

Total liabilities and stockholders’ equity	$582,079	$614,518

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009

Sales	$202,358	$224,719	$385,245	$485,083
Cost of sales, excluding lower of cost or market adjustment and asset impairments (recovery)	162,458	177,466	312,127	391,308
Lower of cost or market adjustment	—	10,608	—	39,986
Asset impairments (recovery)	(116)	5,295	913	5,918

Gross profit	40,016	31,350	72,205	47,871
Selling, general and administrative expenses	48,357	54,662	92,765	108,978
Goodwill and other intangible asset impairment	—	104,936	—	622,564
Restructuring charge	829	3,796	1,353	6,275

Loss from operations	(9,170)	(132,044)	(21,913)	(689,946)
Interest income	12	84	37	279
Interest expense	(4,682)	(6,252)	(9,214)	(13,070)
Debt extinguishment and refinancing costs	—	(629)	(174)	(629)
Other income (expense), net	648	888	1,807	571

Loss before income taxes	(13,192)	(137,953)	(29,457)	(702,795)
Benefit for income taxes	(5,536)	(16,382)	(11,315)	(51,243)

Net loss	$(7,656)	$(121,571)	$(18,142)	$(651,552)
Convertible preferred stock dividends and accretion	8,407	—	16,541	—
Convertible preferred stock beneficial conversion feature	241,282	—	241,469	—

Net loss applicable to common shares	$(257,345)	$(121,571)	$(276,152)	$(651,552)

Loss per share:
Basic	$(14.15)	$(31.22)	$(15.22)	$(167.46)

Diluted	$(14.15)	$(31.22)	$(15.22)	$(167.46)

Weighted average number of common shares outstanding:
Basic	18,184	3,894	18,138	3,891
Diluted	18,184	3,894	18,138	3,891
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Six Months Ended
	May 2,	May 3,
	2010	2009

Cash flows from operating activities:
Net loss	$(18,142)	$(651,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	17,360	17,399
Non-cash interest expense on Convertible Notes	—	4,198
Share-based compensation expense	2,204	2,548
Debt extinguishment and refinancing costs	174	629
(Gain) loss on sale of property, plant and equipment	112	(195)
Lower of cost or market reserve	—	39,986
Provision for doubtful accounts	(267)	1,671
Gain on embedded derivative	(923)	—
Benefit for deferred income taxes	(668)	(25,407)
Asset impairments, net	913	5,918
Impairment of goodwill and intangible assets	—	622,564
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	9,990	88,987
Inventories	(29,031)	54,677
Income tax receivable	(9,653)	(26,625)
Prepaid expenses and other	(1,065)	(7,943)
Accounts payable	(3,056)	(45,387)
Accrued expenses	(12,446)	(42,006)
Other, net	747	740

Net cash (used in) provided by operating activities:	(43,751)	40,202
Cash flows from investing activities:
Capital expenditures	(3,868)	(14,219)
Proceeds from sale of property, plant and equipment	65	473

Net cash used in investing activities:	(3,803)	(13,746)
Cash flows from financing activities:
Decrease in restricted cash	10,143	—
Proceeds from ABL Facility	235	—
Payments on ABL Facility	(44)	—
Payment of convertible notes	(59)	—
Payments on long-term debt	(565)	(460)
Payment of refinancing costs	(50)	(1,796)
Payments on note payable	(855)	(245)
Proceeds from stock options exercised	—	12
Purchase of treasury stock	(381)	(446)

Net cash (used in) provided by financing activities:	8,424	(2,935)
Effect of exchange rate changes on cash and cash equivalents	(16)	(1)
Net (decrease) increase in cash and cash equivalents	(39,146)	23,520
Cash and cash equivalents at beginning of period	90,419	68,201

Cash and cash equivalents at end of period	$51,273	$91,721

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 2, 2010
(Unaudited)
(2009 As Adjusted (Note 2))
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, considered necessary for a fair presentation have been made. Operating results for the fiscal three and six month periods ended May 2, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
On March 5, 2010 (the “Effective Time”), the Company effected a reverse stock split in which each five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”), was reclassified and combined into one share of Common Stock (the “Reverse Stock Split”). As such, we have retrospectively adjusted basic and diluted earnings per share, Common Stock, stock options, Common Stock equivalents and prices per share information for the Reverse Stock Split in all periods presented.
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
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Debt with Conversion and Other Options and Earnings per Share Adoption
On November 2, 2009, we adopted ASC Subtopic 470-20, Debt with Conversion and Other Options, which clarifies the accounting for convertible debt instruments that may be settled entirely or partially in cash upon conversion. This standard has been applied retrospectively to fiscal years 2005 through 2009 as it relates to our now retired 2.125% Convertible Senior Subordinated Notes (the “Convertible Notes”). This standard changed the accounting for certain convertible debt instruments, including our Convertible Notes. Under the new rules, an entity shall separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost or the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. This results in the bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense. Once adopted, this standard requires retrospective application to the terms of the instrument as it existed for all periods presented.
The effect of this standard for our Convertible Notes is that the equity component has been included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense is recorded by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. Income taxes have been recorded on the foregoing adjustments. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our historical consolidated statement of operations increased due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The impact of adopting this standard has resulted in the reported interest expense on our Convertible Notes increasing from 2.125% to 7.5%. See Note 10 — Debt and Note Payable.
We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) guidance codified under ASC Topic 835, Interest. As a result of adopting this standard, capitalized interest for fiscal 2009 increased by $0.2 million. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
In June 2008, the FASB issued guidance that has been codified under ASC Subtopic 260-10, Earnings per Share. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. We adopted this standard on November 2, 2009. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement. See Note 8—Earnings Per Common Share.
The following table sets forth the effect of the retrospective application of the Debt with Conversion and Other Options guidance and the Earnings per Share guidance on certain line items (in thousands, except per share data):
Consolidated Statements of Operations:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 3, 2009		May 3, 2009
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Cost of sales, excluding lower of cost or market adjustment and asset impairments	$177,604	$177,466	$391,440	$391,308
Gross profit	31,212	31,350	47,739	47,871
Selling, general and administrative expenses	54,654	54,662	108,961	108,978
Loss from operations	(132,174)	(132,044)	(690,061)	(689,946)
Interest expense	(4,052)	(6,252)	(8,660)	(13,070)
Loss before income taxes	(135,738)	(137,953)	(698,355)	(702,795)
Benefit for income taxes	(15,531)	(16,382)	(49,538)	(51,243)
Net loss	(120,207)	(121,571)	(648,817)	(651,552)
Net loss applicable to common shares	$(120,207)	$(121,571)	$(648,817)	$(651.552)
Loss per share:
Basic	(30.87)	(31.22)	(166.76)	(167.46)
Diluted	(30.87)	(31.22)	(166.76)	(167.46)
Weighted average number of common shares outstanding:
Basic	3,894	3,894	3,891	3,891
Diluted	3,894	3,894	3,891	3,891
Consolidated Balance Sheets:

	November 1, 2009
	Originally	As
	Reported	Adjusted
Property, plant and equipment, net	$231,840	$232,510
Total assets	613,848	614,518
Deferred income tax liability	18,591	18,848
Total long-term liabilities	162,683	162,940
Additional paid-in capital	263,620	288,093
Retained earnings	(206,000)	(230,060)
Total stockholders’ equity	49,665	50,078
Total liabilities and stockholders’ equity	613,848	614,518

Fair Value Measurements and Disclosures Adoption
In September 2006, the FASB issued guidance that has been codified under ASC Subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 13—Fair Value of Financial Instruments and Fair Value Measurements.
In February 2008, the FASB issued additional guidance codified under ASC 820-10. This additional guidance partially delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the additional guidance in this standard on November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 13—Fair Value of Financial Instruments and Fair Value Measurements.
Multiple-Deliverable Revenue Arrangements Adoption
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, which provides guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This update requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This update is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We early adopted this update on November 2, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.
Improving Disclosures about Fair Value Measurements Adoption
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB ASU 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. We adopted this update on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended October 28, 2012. With the exception of additional fair value measurement disclosures, the adoption of this update did not have a material impact on our consolidated financial statements. See Note 13—Fair Value of Financial Instruments and Fair Value Measurements.
Recent Accounting Pronouncements
In December 2008, the FASB issued guidance that has been codified under ASC Subtopic 715-20, Defined Benefit Plans — General. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this standard are effective for our 2010 fiscal year and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by this standard in our consolidated financial statements as of and for the period ended October 31, 2010.
NOTE 3 — PLANT RESTRUCTURING AND ASSET IMPAIRMENT
As a result of the market downturn which began in fiscal 2008, we implemented a phased process to resize and realign our manufacturing operations. The purpose of these closures is to rationalize our least efficient facilities and to repurpose certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.
In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants and repurposed one of these facilities. In addition, as part of the Phase I restructuring, we implemented a general employee reduction program (“General”). In a continuing effort to rationalize our least efficient facilities, in February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment, and in April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment. In addition, manufacturing at one of our metal components facilities was temporarily suspended and the facility currently functions as a distribution and customer service site. As part of the Phase III plan, we also added to the General program. As a result of actions taken in our restructuring, certain facilities are being actively marketed for sale and in the fourth quarter of fiscal 2009 were classified as held for sale in the Consolidated Balance Sheet. We plan to sell these facilities by the end of fiscal 2010. During the first quarter of fiscal 2010, we recorded an additional $1.0 million impairment for the Lockeford facility which is one of the facilities classified as held for sale as a result of deteriorating market conditions.
The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the periods presented (in thousands):

	Fiscal Three Months Ended
					Cost	Remaining	Total
					Incurred	Anticipated	Anticipated
	Fiscal 2008	Fiscal 2009	January 31, 2010	May 2, 2010	to Date	Cost	Cost
General
Severance	$87	$2,987	$2	$16	$3,092	$—	$3,092
Asset Relocation	—	—	—	—	—	—	—
Other Cash Costs	—	57	23	50	130	—	130
Asset Impairment (Recovery)	—	1,234	—	4	1,238	—	1,238

Total General Program	87	4,278	25	70	4,460	—	4,460
Repurposing and Plant Closing Phase I
Severance	$106	$1,016	$58	$—	$1,180	$—	$1,180
Asset Relocation	—	303	—	—	303	—	303
Other Cash Costs	—	199	122	80	401	91	492
Asset Impairment (Recovery)	157	1,634	1,029	—	2,820	—	2,820

Total Repurposing and Plant Closing Phase I	263	3,152	1,209	80	4,704	91	4,795
Plant Closing Phase II
Severance	$—	$399	$—	$—	$399	$—	$399
Asset Relocation	—	22	—	—	22	—	22
Other Cash Costs	—	442	—	—	442	—	442
Asset Impairment (Recovery)	—	30	—	—	30	—	30

Total Plant Closing Phase II	—	893	—	—	893	—	893
Plant Closing Phase III
Severance	$—	$2,349	$10	$—	$2,359	$—	$2,359
Asset Relocation	—	219	—	26	245	122	367
Other Cash Costs	—	1,060	309	662	2,031	721	2,752
Asset Impairment (Recovery)	—	3,393	—	(120)	3,273	—	3,273

Total Plant Closing Phase III	—	7,021	319	568	7,908	843	8,751
Total All Programs	$350	$15,344	$1,553	$718	$17,965	$934	$18,899

Restructuring by Segment
Engineered Building Systems	61	7,522	415	673	8,671	751	9,422
Metal Components	106	1,216	109	156	1,587	183	1,770
Metal Coil Coating	—	103	—	—	103	—	103
Corporate	27	211	—	—	238	—	238

Total	$194	$9,052	$524	$829	$10,599	$934	$11,533
Asset Impairments (Recovery) by Segment(1)
Engineered Building Systems	157	4,316	1,029	(120)	5,382	—	5,382
Metal Components	—	766	—	4	770	—	770
Metal Coil Coating	—	—	—	—	—	—	—
Corporate	—	1,209	—	—	1,209	—	1,209

Total	$157	$6,291	$1,029	$(116)	$7,361	$—	$7,361

(1)	The fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.
The following table summarizes our restructuring liability related to the General, Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or
	severance
	costs	Other costs	Total
Balance at November 1, 2009	$1,387	$—	$1,387
Costs incurred	86	1,267	1,353
Cash payments	(1,297)	(1,267)	(2,564)
Other adjustments (1)	13	—	13

Balance at May 2, 2010	$189	$—	$189

(1)	Relates to the foreign currency translation.
On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets.
NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of May 2, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit. Restricted cash is classified as current as the underlying letters of credit expire prior to September 2010.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	May 2, 2010	November 1, 2009
Raw materials	$73,721	$48,081
Work in process and finished goods	26,847	23,456

	$100,568	$71,537

In the three and six month periods ended May 3, 2009, we recorded a raw material inventory adjustment to the lower of cost or market in the amount of $(10.6) million and $(40.0) million, respectively, because our inventory on hand at that time exceeded our estimated net realizable value less normal profit margins. Subsequent to August 2, 2009, all inventory with a lower of cost or market adjustment was fully utilized.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal		Engineered
	Coil	Metal	Building
	Coating	Components	Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,904)	(508,890)

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736
Impairments	(39,105)	(31,108)	(32,323)	(102,536)

Balance as of May 2, 2010, November 1, 2009 and May 3, 2009	$—	$—	$5,200	$5,200

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
As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we were not able to finalize our allocation of the fair value until the second quarter of fiscal 2009 with regard to property, plant and equipment and intangible assets in which their respective values are dependent on property, plant and equipment. This finalization was included in our goodwill impairment charge of $102.5 million that was recorded in the second quarter of fiscal 2009 as discussed further below.
Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009, the results of which indicated that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. We therefore initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which was recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of May 2, 2010 and November 1, 2009, the remaining goodwill was $5.2 million.
As a result of the aforementioned goodwill impairment indicators and in accordance with ASC Subtopic 350-20, we performed an impairment analysis on our indefinite lived intangible asset related to tradenames of our subsidiary, Robertson-Ceco II Corporation (“RCC”) in our engineered building systems segment to determine the fair value in the first and second quarters of fiscal year 2009. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and the related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying value exceeded the future fair value attributable to the indefinite lived intangible asset, and therefore we recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the indefinite lived intangible asset.
NOTE 7 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. On December 11, 2009, our board of directors approved the right of employees and officers to receive grants of 1.5 million shares of restricted stock and the right of officers to receive grants of 1.8 million stock options, both of which were conditioned upon shareholder approval. Our 68% stockholder, had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our 68% stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan were perfunctory and we established a grant date of December 11, 2009 for the restricted stock and stock option awards. As discussed in Note 11—Series B Cumulative Convertible Participating Preferred Stock, at January 31, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. For the three and six month periods ended May 2, 2010, the changes in fair value were immaterial. On March 5, 2010, the Company effected a Reverse Stock Split at an exchange ratio of 1-for-5 which resolved the share availability issue and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010. The total unrecognized compensation cost related to the share-based compensation arrangements reclassified from liability awards to equity awards was $9.9 million.
During the first quarter of fiscal 2010, our board of directors unanimously adopted a resolution to submit to a vote of our stockholders a proposal to approve an amendment and restatement of our Incentive Plan to increase the number of shares of Common Stock reserved for issuance under the Incentive Plan by 5.7 million shares of Common Stock (after giving effect to the Reverse Stock Split). On February 19, 2010, the stockholders approved the amendment and restatement of the Company’s Incentive Plan. The amendment and restatement of the Incentive Plan increased the number of Common Shares reserved for issuance under the Incentive Plan by 5.7 million to a total of 6.4 million Common Shares (in each case, after giving effect to the Reverse Stock Split), increased the maximum number of shares that may be granted to an individual in any fiscal year to 0.9 million and extended the effective date of the Incentive Plan to 10 years after the date the Compensation Committee of the Company’s board of directors approved the amendments.
As of May 2, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control and on termination without cause or for good reason, as defined by the agreements governing such awards. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company.
The fair value of each option award is estimated as of the date of grant or the remeasurement date using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not pay dividends on our Common Stock and have no current plans to do so in the future.
The weighted average assumptions for the equity awards granted on December 11, 2010 for the periods indicated are noted in the following table:

Fiscal Three and Six Month
Periods Ended May 2, 2010
Expected volatility	46.05%
Expected term (in years)	5.75
Risk-free interest rate	2.44%
The weighted average assumptions for the liability awards reclassified to equity awards and remeasured on March 5, 2010 for the periods indicated are noted in the following table:

Fiscal Three and Six Month
Periods Ended May 2, 2010
Expected volatility	47.01%
Expected term (in years)	5.52
Risk-free interest rate	2.49%
The weighted average grant-date fair value of options granted during both the three and six month periods ended May 2, 2010 was $4.29.

The following is a summary of stock option transactions during the six months ended May 2, 2010 (in thousands, except weighted average exercise prices, weighted average remaining life):

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Balance November 1, 2009	130	$140.65
Granted	1,782	8.85
Cancelled	(9)	(109.84)
Exercised	—	—

Balance May 2, 2010	1.903	$17.38	3.8 years	$8,784

Exercisable at May 2, 2010	121	$143.07	9.3 years	—

There were no options exercised during the first six months of fiscal 2010. The following summarizes additional information concerning outstanding options at May 2, 2010 (in thousands, except weighted average remaining life, weighted average exercise prices):

Options Outstanding
	Weighted Average	Weighted Average
Number of Options	Remaining Life	Exercise Price
1,804	9.5 years	$9.77
43	3.8 years	136.34
48	4.3 years	161.75
8	5.6 years	225.15

1,903	9.3 years	$17.38

The following summarizes additional information concerning options exercisable at May 2, 2010 (in thousands, except weighted average exercise prices):

Options Exercisable
Weighted Average
Number of Options	Exercise Price
22	$84.57
43	136.34
48	161.75
8	225.14

121	$143.07

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. The fair value of restricted stock awards previously classified as liability awards on March 5, 2010 is based on the Company’s stock price as of March 5, 2010, the date the contingency was resolved. In addition, certain of our December 11, 2009 restricted stock grants contain restrictions on the employees’ ability to sell their shares prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. Restricted stock transactions during the six months ended May 2, 2010 were as follows (in thousands, except weighted average grant prices):

		Weighted Average
	Number of Shares	Grant Price
Balance November 1, 2009	204	$80.57
Granted	1,499	9.10
Distributed	—	—

Balance May 2, 2010	1,703	$17.67

The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.4 million and $1.1 million for the three months ended May 2, 2010 and May 3, 2009, respectively, and $2.2 million and $2.5 million for the six months ended May 2, 2010 and May 3, 2009, respectively. Of these amounts, $1.3 million and $1.1 million for the three months ended May 2, 2010 and May 3, 2009, respectively, and $2.1 million and $2.3 million for the six months ended May 2, 2010 and May 3, 2009, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million for both the three months ended May 2, 2010 and May 3, 2009, and $0.8 million and $1.0 million for the six months ended May 2, 2010 and May 3, 2009, respectively. As of May 2, 2010 and May 3, 2009, there was approximately $21.0 million and $12.6 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 4.0 years and 3.7 years, respectively.

There was no cash received from option exercises during both of the first six months of fiscal 2010 and 2009.
NOTE 8 — EARNINGS PER COMMON SHARE
Basic loss per common share is computed by dividing net loss allocated to common shares by the weighted average number of common shares outstanding. Diluted loss per common share considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted loss per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Numerator for Basic and Diluted Loss Per Share
Net loss allocated to common shares (1)	$(257,345)	$(121,571)	$(276,152)	$(651,552)
Denominator for Diluted Loss Per Share
Weighted average common shares outstanding for basic loss per share	18,184	3,894	18,138	3,891
Common stock equivalents:
Employee stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—

Adjusted weighted average shares and assumed conversions for diluted loss per share assuming dilution	18,184	3,894	18,138	3,891

Loss per share:
Basic	$(14.15)	$(31.22)	$(15.22)	$(167.46)

Diluted	$(14.15)	$(31.22)	$(15.22)	$(167.46)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined further below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented above. These participating securities will be allocated earnings when applicable.
As discussed in Note 2, we adopted guidance that has been codified under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”) on November 2, 2009. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income, if any, attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.
In connection with the Exchange Offer in October 2009, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250.0 million in shares of a newly created series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of Common Shares outstanding. As of May 2, 2010 and November 1, 2009, the Preferred Shares were convertible into 41.8 million and 39.2 million shares of Common Stock, respectively.
Dividends on the Convertible Preferred Stock are payable, on a daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of such liquidation preference and accrued and unpaid dividends if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. This base dividend rate is subject to upward adjustment upon and during certain defaults and is subject to downward adjustment in connection with the trading price of the Common Stock, in each case as specified in the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”). We have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and Asset-Based Lending (“ABL”) Facility which restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended

Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes. The first dividend payment date for shares of Convertible Preferred Stock was December 15, 2009. The terms of the Convertible Preferred Stock require that such dividend be paid in cash, if at all. Due to the restrictions on cash dividend payments under our credit facilities, we were not permitted to pay this dividend. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. See Note 11—Series B Cumulative Convertible Participating Preferred Stock for further information concerning dividends on the Convertible Preferred Stock.
For both the three and six month periods ended May 2, 2010 and May 3, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.
NOTE 9 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.5 million at May 2, 2010. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.
The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	May 2, 2010	May 3, 2009
Beginning balance	$16,116	$16,485
Warranties sold	1,248	1,349
Revenue recognized	(671)	(599)
Costs incurred	(309)	(1,485)
Adjustment (1)	—	(1,313)
Other	(62)	1,193

Ending balance	$16,322	$15,630

(1)	This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded as a reduction of cost of sales in our Consolidated Statement of Operations during the first quarter of fiscal 2009.
NOTE 10 — DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	May 2, 2010	November 1, 2009
Amended and Restated Term Loan Credit Agreement (due April 2014, interest at 8.0% at both May 2, 2010 and November 1, 2009)	$149,625	$150,000
Asset-Based Lending Facility (due April 2014, interest at 6.75% at May 2, 2010)	191	—
2.125% Convertible Senior Subordinated Notes, due November 2024	—	59
Industrial Revenue Bond	—	190

	149,816	150,249
Current portion of long-term debt	(14,663)	(14,164)

Long-term debt, less current portion	$135,153	$$136,085

The scheduled maturity of our debt is as follows (in thousands):

May 2, 2010 to October 31, 2010	$14,000
Fiscal 2010	1,351
Fiscal 2011	1,338
Fiscal 2012	1,324
Fiscal 2013 and thereafter	131,803

$149,816

Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement, an amendment to our credit agreement that was in effect prior to such date (the “Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The modified terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $131.1 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at May 2, 2010 and November 1, 2009 as a result of this expected mandatory prepayment. At May 2, 2010 and November 1, 2009, outstanding amounts under our Amended Credit Agreement was $149.6 million and $150.0 million, respectively.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011 which is the conclusion of our fourth quarter of fiscal year 2011, at which time the maximum ratio of consolidated debt to EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. At May 2, 2010 and November 1, 2009, our Amended Credit Agreement did not require any financial covenant compliance.
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
The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. We had selected LIBOR interest rates for the period from November 2, 2009 through May 2, 2010 during which the applicable margin was 6%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 2, 2010 and November 1, 2009, our excess availability under the ABL Facility was $79.6 million and $70.4 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. At May 2, 2010, $0.2 million was outstanding under the ABL Facility. There were no amounts outstanding under the ABL Facility at November 1, 2009. In addition, at May 2, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL facility at November 1, 2009.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of both May 2, 2010 and November 1, 2009 was $15.0 million.
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin, which was 3.50% through April 30, 2010 and thereafter ranges from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin, which was 4.50% through April 30, 2010 and thereafter ranges from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.
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

	May 2, 2010	November 1, 2009
Principal amount of Convertible Notes	$—	$59
Unamortized discount	—	—
Net carrying amount	—	59
Additional paid-in capital	24,473	24,473
In October 2009, we consummated the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes, which resulted in the tender offer of $179.9 million in principal amount of the Convertible Notes in exchange for 14.0 million shares of our Common Stock and $90 million in cash. On December 29, 2009, we redeemed the $58,750 principal amount of the Convertible Notes that remained outstanding after the closing of the Exchange Offer. Therefore, at May 2, 2010, there was no remaining recognition period of the unamortized discount.

The amount of interest expense recognized and effective interest rate for the three and six month periods ended May 2, 2010 and May 3, 2009 were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Contractual coupon interest	$0.2	$967	$0.2	$2,083
Amortization of discount on Convertible Notes	—	2,099	—	4,198

Interest expense	$0.2	$3,066	$0.2	$6,281

Effective interest rate	7.5%	7.5%	7.5%	7.5%
The debt extinguishment costs were determined based on the net of the inducement loss and the settlement gain. As the Convertible Notes were “Instrument C” as defined in ASC Subtopic 815-15, Embedded Derivatives, we applied the guidance in ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), for any inducement to convert, and then applied the guidance in ASC 470-20 on the conversion of an instrument that would normally settle the conversion spread in shares and the face amount in cash. The result of this was that we recorded a loss of $85.3 million, which was the net impact of the loss incurred through the induced conversion offset by the gain recorded for the extinguishment of the recognized liability under conversion accounting. In accordance with the original conversion terms of the Convertible Notes, the expected fair value of Common Stock issuable upon conversion is approximately $11.3 million (based on a $12.55 closing stock price for Common Stock as of October 19, 2009) as compared to the expected fair value of Common Stock issuable pursuant to the exchange offer of approximately $266.1 million ($176.1 million in Common Stock plus $90 million in cash paid). This resulted in an induced conversion charge of $254.8 million. Additionally, we also had to consider the original terms of the Convertible Notes, which required us to satisfy the accreted value of the obligation in cash and allowed us to satisfy the excess conversion value over the accreted value in either cash or shares. However, as of the date the Convertible Notes were converted, the stated conversion price of the Convertible Notes was less than the stock price. Based upon the stated conversion terms of the Convertible Notes and the stock price on the date the Convertible Notes were converted, the value of the Company’s cash settlement to the holders of the Convertible Notes would have been approximately $11.3 million. Upon settlement of a security with the characteristics of Instrument C, ASC 470-20-40-12 requires only the cash payment be considered in the computation of the gain or loss on the extinguishment of the recognized liability. As of the close of the market on October 19, 2009, each conversion feature was worth a value of approximately $62.53 ($12.55 closing stock price x conversion rate of 4.9824 shares per $1,000 of principal). Accordingly, the Company recognized a gain of $169.6 million which included $0.8 million of unamortized debt discount and a gain of $937.47 for each note. The change in conversion rate based on a $12.55 closing stock price for Common Stock as of October 19, 2009 resulted in a gain on extinguishment of the recognized liability of $169.6 million.
Insurance Note payable
The note payable is related to financed insurance premiums. As of May 2, 2010 and November 1, 2009, we had outstanding a note payable in the amount of $1.2 million and $0.5 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 11 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK
The CD&R Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock (after giving effect to the Reverse Stock Split) or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”).
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
Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of our board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility, except for certain specified purposes.
The dividend rate will increase by 3% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations and, after June 30, 2011, will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during any such specified default involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
On March 17, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 6,361.5815 shares of Convertible Preferred Stock for the period from December 16, 2009 through March 15, 2010.
If, at any time after the 30-month anniversary of the Closing Date, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock (initially $1.2748 and, subsequent to the Reverse Stock Split, $6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, we expect the dividend for each quarter of fiscal 2010 to be paid in-kind, at a pro rata rate of 12% per annum. See Note 10—Debt and Note Payable for more information on our Amended Credit Agreement and ABL Facility.
Convertibility and Anti-Dilution Adjustments. To the extent that we have authorized but unissued shares of Common Stock, holders of Preferred Shares have the right, at any time and from time to time, at their option, to convert any or all of their Preferred Shares, in whole or in part, into fully paid and non-assessable shares of our Common Stock at the conversion price set forth in the Certificate of Designations. The number of shares of Common Stock into which a Preferred Share is convertible is determined by dividing the sum of the liquidation preference of $1,000 per Preferred Share and the accrued and unpaid dividends of such share as of the time of conversion by the conversion price in effect at the time of conversion.
The initial conversion price of the Convertible Preferred Stock was equal to $1.2748, and was $6.3740 as of May 2, 2010, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
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
In addition, in the event that the Company fails to fulfill its obligations to redeem the Convertible Preferred Stock in accordance with the terms of the Certificate of Designations following the exercise of the Milestone Redemption Right or change of control redemption rights described above, until such failure is remedied, certain additional actions of the Company shall require the approval of the holders of a majority of the outstanding Preferred Shares, voting as a separate class, including the adoption of an annual budget, the hiring and firing, or the changing of the compensation, of executive officers and the commitment, resolution or agreement to effect any business combination.
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
The Convertible Preferred Stock, at execution, was recorded with a book value of $221.6 million which is the $250.0 million initial liquidation preference less $27.7 million of direct transaction costs and $0.6 million for the fair value, net of income tax, of the bifurcated embedded derivative liability related to the dividend default rate. The $28.4 million difference between the book value and the initial liquidation preference is accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years. The accretion recorded during the three and six month periods ended May 2, 2010 was $0.7 million and $1.3 million, respectively.
Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock. Dividends are accrued at the 12% rate and increased the Convertible Preferred Stock by $7.7 million and $15.2 million during the three and six month periods ended May 2, 2010, respectively. As a result, as of May 2, 2010, the book value of our Convertible Preferred Stock was $239.4 million.
In accordance with guidance that has been codified under ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $2.51 ($12.55 as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CD&R Funds, and thus is $241.4 million. At November 1, 2009, 1.8 million of the potentially 39.2 million shares of Common Stock issuable upon conversion of the Preferred Shares were authorized and unissued. At May 2, 2010, all of the potentially 41.8 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.
As of May 2, 2010 and November 1, 2009, the Preferred Shares were convertible into 41.8 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent that the CD&R Funds had opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares held by the CD&R Funds were fully convertible into 40.6 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

If, at any time after the 30-month anniversary of the Closing Date, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock (initially $1.2748 and, subsequent to the Reverse Stock Split, $6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend payment date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement with a notional amount of $65 million on May 2, 2010 and November 1, 2009. The term of the Swap Agreement expires on June 17, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement as of May 2, 2010 and November 1, 2009, was a liability of approximately $0.4 million and $2.2 million, respectively, and is included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. Based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments have been effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during the fourth quarter of fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss) and all subsequent changes in fair market value will be recorded directly to earnings. During the three and six month periods ended May 2, 2010, we have reduced interest expense by $0.8 million and $1.8 million, respectively, as a result of the changes in fair value of the hedge.
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
To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. At November 1, 2009, we recorded the fair value of the embedded derivative of $1.0 million in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. As discussed further in Note 11, on December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split, which became effective on March 5, 2010. Based upon these events we reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we have recorded a $0.9 million decrease in fair value of the embedded derivative during the six months ended May 2, 2010 which was recorded in other income and expense during the six month period.
On March 5, 2010, the Company effected the Reverse Stock Split at an exchange ratio of 1-for-5. The Reverse Stock Split was approved by our stockholders at the Company’s annual meeting of stockholders on February 19, 2010, and the exchange ratio was approved by the board of directors on the same day, subsequent to the stockholders’ meeting.
At May 2, 2010 and November 1, 2009, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
		May 2, 2010	November 1, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Interest rate contract	Other accrued expenses	$413	$2,208
Embedded derivative	Other accrued expenses	118	1,041

Total derivatives		$531	$3,249

The effect of derivative instruments on the Consolidated Statement of Operations for the three and six month periods ended May 2, 2010 and May 3, 2009 was as follows (in thousands):

		Amount of Loss Reclassified from
		OCI into Loss (Effective Portion)
Derivative in ASC 815 Cash	Location of Loss Reclassified from Accumulated	Fiscal Three Months Ended		Fiscal Six Months Ended
Flow Hedging Relationship	OCI into Loss (Effective Portion)	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Interest rate contract	Interest expense	$—	$(878)	$—	$(878)
The effect of derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations for the three and six month periods ended May 2, 2010 and May 3, 2009 was as follows (in thousands):

	Amount of Income Recognized		Amount of Income Recognized
	in Income (Loss) on Derivatives		in Income (Loss) on Derivatives		Location of Income
Derivatives Not Designated as Hedging	Fiscal Three Months Ended		Fiscal Six Months Ended		Recognized in Income
Instruments Under ASC 815	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009	(Loss) on Derivatives
Interest rate contract	$836	$—	$1,787	$—	Interest expense
Embedded derivative	$4	$—	$923	$—	Other income, net
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of May 2, 2010 and November 1, 2009 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were:

	May 2, 2010		November 1, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)
2.125% Convertible Senior Subordinated Notes	$—	$—	$59	$97
Amended Credit Agreement	$149,625	$148,129	$150,000	$138,000
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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of May 2, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1)	$3,539	$—	$—	$3,539
Assets held for sale	—	3,930	—	3,930

Total assets	$3,539	$3,930	$—	$7,469

Liabilities:
Deferred compensation plan liability	$3,657	$—	$—	$3,657
Interest rate contract	—	413	—	413
Embedded derivative	—	—	118	118

Total liabilities	$3,657	$413	$118	$4,188

(1)	Unrealized holding gains for the three and six month periods ended May 2, 2010 were $0.2 million and $0.3 million, respectively. Unrealized holding gains (losses) for the three months ended May 3, 2009 were $(0.3) million and was insignificant for the six months ended May 3, 2009. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the six months ended May 2, 2010:

May 2,
2010
Beginning balance	$(1,041)
Realized gains (losses) (1)	923

Ending balance	$(118)

(1)	Realized gains (losses) on the embedded derivative are recorded in other income (expense), net in the Consolidated Statement of Operations during the six months ended May 2, 2010.
As of May 2, 2010 and November 1, 2009, the fair value of our Level 3 embedded derivative was $0.1 million and $1.0 million, respectively. To estimate its fair value, we used an income approach. The significant inputs for the valuation model include the following:

	May 2, 2010	November 1, 2009
Risk-free interest rate	0.7% - 3.6%	0.3% - 3.6%
Discount rate	6.2% - 9.8%	6.1% - 9.8%
Credit spread	5.1% - 6.2%	5.1% - 6.2%
Probability of failure to have common shares authorized by June 30, 2010	—	1.0%

NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	3.4%	3.4%	3.4%	3.4%
Non-deductible goodwill impairment	—	(26.1)%	—	(31.0)%
Canada valuation allowance	—	(0.2)%	—	(0.1)%
Non-deductible expenses	(2.5)%	—	(2.5)%	—
Recognition of tax benefit previously deemed to be uncertain	7.8%	—	3.5%	—
Other	(1.7)%	(0.2)%	(1.0)%	—

Effective tax rate	42.0%	11.9%	38.4%	7.3%

The increase in our effective tax rate for the six months ended May 2, 2010 as compared to the prior year period was primarily due to the $611.4 million goodwill impairment charges in the six months ended May 3, 2009 which is discussed in Note 6, Goodwill and Other Intangible Assets.
The total amount of unrecognized tax benefit at both May 2, 2010 and November 1, 2009 was $0.7 million, of which $0.7 million would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE LOSS
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Net loss	$(7,656)	$(121,571)	$(18,142)	$(651,552)
Foreign exchange translation gain (loss) and other, net of tax	(8)	(9)	189	(2)
Loss in fair value of interest rate swap, net of tax	—	—	—	(554)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	—	541	—	541

Comprehensive loss	$(7,664)	$(121,039)	$(17,953)	$(651,567)

Accumulated other comprehensive loss consists of the following (in thousands):

	May 2, 2010	November 1, 2009
Foreign exchange translation adjustments	$580	$391
Defined benefit pension plan	(9,250)	(9,250)

Accumulated other comprehensive loss	$(8,670)	$(8,859)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	Fiscal Three Months Ended May 2, 2010			Fiscal Three Months Ended May 3, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$(12)	$4	$(8)	$(15)	$6	$(9)
Reclassification adjustment for losses on derivative instruments recognized during the period	—	—	—	878	(337)	541

Other Comprehensive income (loss)	$(12)	$4	$(8)	$863	$(331)	$532

	Fiscal Six Months Ended May 2, 2010			Fiscal Six Months Ended May 3, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$182	$7	$189	$(2)	$—	$(2)
Loss in fair value of interest rate swap	—	—	—	(900)	346	(554)
Reclassification adjustment for losses on derivative instruments recognized during the period	—	—	—	878	(337)	541

Other Comprehensive income (loss)	$182	$7	$189	$(24)	$9	$(15)

NOTE 16 — BUSINESS SEGMENTS
We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our consolidated financial statements.
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
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2, 2010	May 3, 2009	May 2, 2010	May 3, 2009
Total sales:
Metal coil coating	$44,759	$39,526	$83,790	$81,027
Metal components	95,069	101,554	181,875	223,034
Engineered building systems	114,188	129,233	216,806	281,642
Intersegment sales	(51,658)	(45,594)	(97,226)	(100,620)

Total sales	$202,358	$224,719	$385,245	$485,083

External sales:
Metal coil coating	$17,096	$12,213	$29,904	$23,637
Metal components	74,376	86,680	144,514	187,722
Engineered building systems	110,886	125,826	210,827	273,724

Total sales	$202,358	$224,719	$385,245	$485,083

Operating income (loss):
Metal coil coating	$4,092	$(42,982)	$7,211	$(106,742)
Metal components	5,613	(28,117)	7,404	(156,724)
Engineered building systems	(5,662)	(46,376)	(11,491)	(398,659)
Corporate	(13,213)	(14,569)	(25,037)	(27,821)

Total operating loss	$(9,170)	$(132,044)	$(21,913)	$(689,946)
Unallocated other expense	(4,022)	(5,909)	(7,544)	(12,849)

Loss before income taxes	$(13,192)	$(137,953)	$(29,457)	$(702,795)

	Fiscal Three Months Ended
	May 2, 2010	November 1, 2009
Total assets:
Metal coil coating	$60,266	$57,254
Metal components	175,800	160,123
Engineered building systems	243,161	241,396
Corporate	102,852	155,745

Total assets	$582,079	$614,518

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
Second Fiscal Quarter
In our second quarter of fiscal 2010, both our metal coil coating and metal components segments reported growth in operating profits compared to our first quarter of fiscal 2010 due to a combination of higher sales volumes and increased spreads over material costs. The performance of our metal components segment benefitted from lower costs. The success of sales initiatives both within and outside the non-residential construction industry enabled the metal coil coating segment to increase sales by 14.7% in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010. In addition, the metal coil coating segment experienced a more favorable revenue mix and greater fixed cost absorption which drove a 31.2% increase in operating income in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2010.
As expected, the operating results of our engineered building systems segment continued to be negatively affected by the overall weakness in non-residential construction activity and compressed margins on projects that were booked in fiscal 2009 prior to the completion of our refinancing.
On March 5, 2010, the Company effected a reverse stock split in which each five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”) was reclassified and combined into one share of Common Stock (the “Reverse Stock Split”). As of that date, and after giving effect to the Reverse Stock Split, the Preferred Shares held by Clayton, Dubliier & Rice VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”) were fully convertible into 40.6 million Common Shares.
Industry Conditions
Our sales and earnings are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal six months ended May 2, 2010, steel represented approximately 68% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.
The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 17.4% from October 2009 to April 2010 and was 43.9% higher in April 2010 compared to April 2009. Steel prices increased rapidly and steeply during the first half of calendar 2008, and then began a rapid and precipitous decline in the fall of calendar 2008. In fiscal 2009, steel prices continued their decline at a precipitous rate until July 2009 when steel prices began to increase. This unusual level of volatility has negatively impacted our business. First, in the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Our sales volume was significantly lower than previously anticipated while raw material prices had declined more rapidly than anticipated. Second, some customers have delayed projects, waiting to see where steel prices will bottom out. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we look to for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in April 2010, indicates an expected reduction of 6% in square footage and a decrease of 2% in dollar value as compared to the prior calendar year. In 2011, the forecast is expected to increase, with an increase of 13% in dollar value in 2011 compared to 2010. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for April 2010 indicated that billings levels were modestly positive but inquiries remained negative compared to October 2009.
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
As a result of the market downturn, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these closures was to rationalize our least efficient facilities and to repurpose certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal 2008 in the amount of approximately $120 million. We have incurred facility closure costs of $18.0 million through May 2, 2010 related to the three phase restructuring plan and expect to incur additional facility closure costs of $0.9 million in the remainder of fiscal 2010.
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
RESULTS OF OPERATIONS
As further discussed in the notes to our consolidated financial statements, our Consolidated Financial Statements for the three and six month periods ended May 3, 2009 have been adjusted for the retrospective application of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”).

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
Products of all business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements.
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
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 2, 2010		May 3, 2009		May 2, 2010		May 3, 2009
		%		%		%		%
Sales:
Metal coil coating	$44,759	22	$39,526	18	$83,790	22	$81,027	17
Metal components	95,069	47	101,554	45	181,875	47	223,034	46
Engineered building systems	114,188	57	129,233	57	216,806	56	281,642	58
Intersegment sales	(51,658)	(26)	(45,594)	(20)	(97,226)	(25)	(100,620)	(21)

Total sales	$202,358	100	$224,719	100	$385,245	100	$485,083	100

Operating income (loss):
Metal coil coating	$4,092		$(42,982)		$7,211		$(106,742)
Metal components	5,613		(28,117)		7,404		(156,724)
Engineered building systems	(5,662)		(46,376)		(11,491)		(398,659)
Corporate	(13,213)		(14,569)		(25,037)		(27,821)

Total operating loss	$(9,170)		$(132,044)		$(21,913)		$(689,946)
Unallocated other expense	(4,022)		(5,909)		(7,544)		(12,849)

Loss before income taxes	$(13,192)		$(137,953)		$(29,457)		$(702,795)

FISCAL THREE MONTHS ENDED MAY 2, 2010 COMPARED TO FISCAL THREE MONTHS ENDED MAY 3, 2009
Consolidated sales decreased by 10.0%, or $22.4 million for the three months ended May 2, 2010, compared to the three months ended May 3, 2009. This decrease resulted from lower relative sales prices and lower steel prices in our metal components and engineered building systems segments, partially offset by a 8.8% increase in external tonnage volumes. Higher tonnage volumes in the engineered building systems and metal coil coating segments in the second quarter of fiscal 2010 compared to the same period in 2009 were driven by an increase in market share for such products compared to the prior year’s period notwithstanding a 35.2% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill, for the second quarter of fiscal 2010 compared to the same period in the prior year.
Consolidated cost of sales decreased by 8.5%, or $15.0 million for the three months ended May 2, 2010, compared to the three months ended May 3, 2009. Gross margins were 19.8% for the three months ended May 2, 2010 compared to 14.0% for the same period in the prior year. During the second quarter of fiscal 2009, we recorded a $10.6 million inventory adjustment to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins, which accounted for 4.7% of the improvement in the gross margin percentage compared to the same period in the prior year. In addition, we recorded a $5.3 million asset impairment charge in the second quarter of fiscal 2009, which accounted for 2.4% of the improvement in gross margin percentage in the current period, for certain assets primarily within the engineered building systems segment and corporate assets which are not allocated to the segments.
Metal coil coating sales increased by 13.2%, or $5.2 million to $44.8 million in the three months ended May 2, 2010, compared to $39.5 million in the same period in the prior year. Sales to third parties for the three months ended May 2, 2010 increased by 40.0% to $17.1 million from $12.2 million in the same period in the prior year, primarily as a result of a 21.1% increase in external volume, a slight shift in product mix from tolling revenue for coating services to package sales of coated steel products and a 4.1% increase in sales prices. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. In addition, there was a $0.4 million increase in intersegment sales for the three months ended May 2, 2010 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.4% of total consolidated third-party sales in the three months ended May 2, 2010 compared to 5.4% in the three months ended May 3, 2009.
Operating income (loss) of the metal coil coating segment increased to income of $4.1 million in the three months ended May 2, 2010 compared to a loss of $(43.0) million in the same period in the prior year, primarily due to goodwill and other intangible asset impairments of $39.1 million in the same period in the prior year, a $2.4 million charge to adjust inventory to lower of cost or market in the same period in the prior year and a $5.5 million increase in gross profit primarily due to lower costs as a result of increased material utilization and improved fixed cost absorption with higher volumes.
Metal components sales decreased 6.4%, or $6.5 million to $95.1 million in the three months ended May 2, 2010, compared to $101.6 million in the same period in the prior year. Sales were down compared to the same period in the prior year due to lower sales prices and a 7.4% decrease in external tons shipped. Sales to third parties for the three months ended May 2, 2010 decreased $12.3 million to $74.4 million from $86.7 million in the same period in the prior year. The remaining $5.8 million represents an increase in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended May 2, 2010. Metal components third-party sales accounted for 36.8% of total consolidated third-party sales in the three months ended May 2, 2010 compared to 38.6% in the three months ended May 3, 2009.
Operating income (loss) of the metal components segment increased to income of $5.6 million in the three months ended May 2, 2010, compared to a loss of $(28.1) million in the same period in the prior year. This $33.7 million increase resulted from charges related to goodwill and other intangible asset impairment of $31.1 million in the same period in the prior year, a $2.7 million adjustment to inventory at the lower of cost or market in the same period in the prior year, a $0.7 million in asset impairment charge in the same period in the prior year, a $0.4 million decrease in restructuring charges primarily related to $0.6 million of restructuring charges in the same period in the prior year, partially offset by a $2.7 million decrease in gross profit due to declines in relative sales prices and decreased volumes noted above. In addition, the increase in operating income (loss) was the result of a $1.6 million decrease in selling and administrative expenses primarily related to a $0.9 million decrease in wage and benefit costs and temporary labor costs primarily due to a reduced workforce and cost reduction programs implemented during the prior year and across the board decreases in various other expenses in response to the lower levels of business activity.
Engineered building systems sales decreased 11.6%, or $15.0 million to $114.2 million in the three months ended May 2, 2010, compared to $129.2 million in the same period in prior year. This decrease resulted from lower sales prices, partially offset by a 10.1% increase in external tons shipped. Sales to third parties for the three months ended May 2, 2010 decreased $14.9 million to $110.9 million from $125.8 million in the same period in the prior year. The remaining $0.1 million represents a similar decrease in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in the three months ended May 2, 2010. Engineered building systems third-party sales accounted for 54.8% of total consolidated third-party sales in the three months ended May 2, 2010 compared to 56.0% in the three months ended May 3, 2009.
Operating loss of the engineered building systems segment decreased to a loss of $(5.7) million in the three months ended May 2, 2010 compared to a loss of $(46.4) million in the same period in the prior year. This $40.7 million improvement resulted from charges related to goodwill and other intangible asset impairments of $34.7 million in the same period in the prior year, a $5.5 million adjustment in inventory at the lower of cost or market in the same period in the prior year, a $2.4 million decrease in restructuring charges primarily related to $3.0 million of restructuring charges in the same period in the prior year, a $3.4 million in asset impairment charge in the same period in the prior year, partially offset by a $10.2 million decrease in gross profit due to declines in relative sales prices, partially offset by increased volumes noted above. In addition, the decrease in operating loss was partially offset by a $4.9 million decrease in selling and administrative expenses primarily due to a $4.1 million decrease in wage and benefit costs and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year and across the board decreases in various other expenses in response to the lower levels of business activity.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $48.4 million in the three months ended May 2, 2010, compared to $54.7 million in the same period in the prior year. The decrease in selling and administrative expenses was primarily due to a $5.6 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year. The remaining decrease was the result of a $0.5 million decrease in bad debt expense and decreases in various other expenses due to managed lower levels of activity, partially offset by a $0.6 million increase in expenses related to the recapitalization transaction which was completed in October 2009. As a percentage of sales, selling, general and administrative expenses were 23.9% for the three months ended May 2, 2010 as compared to 24.3% for the three months ended May 3, 2009.
Consolidated goodwill and other intangible asset impairment in the prior year’s period was $104.9 million. No amounts were recorded in the three months ended May 2, 2010. The prior year’s impairment impacted all of our reporting segments and was the result of (i) the reduction of our future cash flow projections in the first quarter of fiscal 2009 due to the outlook of worsening conditions in the nonresidential construction industry and (ii) our reconciliation of our segment fair values to our publicly traded market capitalization.
Consolidated restructuring charge decreased to $0.8 million in the first three months ended May 2, 2010, compared to $3.8 million in the same period in the prior year. This decrease was primarily related to charges taken in connection with the closing of three of our engineered building systems manufacturing plants in the same period in the prior year. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 25.1% to $4.7 million for the three months ended May 2, 2010, compared to $6.3 million for the same period of the prior year. On November 2, 2009, we adopted ASC 470-20 which required retrospective application and resulted in an increase in the reported interest expense on our Convertible Senior Subordinated Notes due 2024 (the “Convertible Notes”) from 2.125% to 7.5% (see Note 2 of our Consolidated Financial Statements). In the second quarter of fiscal 2009, we recorded accretion of the discounted carrying value of the Convertible Notes to their face amount in the amount of $2.2 million. In addition, interest expense decreased due to a reduction in our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.
Consolidated benefit for income taxes decreased to a benefit of $(5.5) million for the three months ended May 2, 2010, compared to a benefit of $(16.4) million for the same period in the prior year. The decrease was primarily due to a $124.8 million decrease in pre-tax losses. The effective tax rate for the three months ended May 2, 2010 was a benefit of 42.0% compared to a benefit of 11.9% for the same period in the prior year. The increase in the effective tax rate benefit was primarily due to non-deductible goodwill impairment costs which reduced the effective tax rate by 26.1% in the same period in the prior year and the recognition of a tax benefit previously deemed to be uncertain which increased the effective tax rate by 7.8% in the current period.
Consolidated Convertible Preferred Stock dividends and accretion for the three months ended May 2, 2010 was $8.4 million and related primarily to $7.7 million of accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which accrues and accumulates dividends on a daily basis. The dividend rate accrued during such period was 12% per annum.
Consolidated Convertible Preferred Stock beneficial conversion feature for the three months ended May 2, 2010 was $241.3 million and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the “CD&R Funds” (further described in “—Liquidity and Capital Resources—Convertible Preferred Stock”) was $2.51 (or $12.55 as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
Diluted loss per share decreased to a loss of $(14.15) per diluted share for the three months ended May 2, 2010, compared to a loss of $(31.22) per diluted share for the prior fiscal period. The decrease in the diluted loss per share was primarily due to the weighted average number of Common Shares outstanding which increased by 14.3 million due primarily to the completion of an exchange offer of our Convertible Notes in October 2009 (the “Exchange Offer”), partially offset by a $135.8 million increase in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for the three months ended May 2, 2010, but did not increase the weighted average number of Common Shares outstanding. At May 2, 2010, the Preferred Shares were convertible into 41.8 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.
FISCAL SIX MONTHS ENDED MAY 2, 2010 COMPARED TO FISCAL SIX MONTHS ENDED MAY 3, 2009
Consolidated sales decreased by 20.6%, or $99.8 million for the six months ended May 2, 2010, compared to the six months ended May 3, 2009. This decrease resulted from lower relative sales prices and lower steel prices in each of our three segments, partially offset by a 3.8% increase in external tonnage volumes. Higher tonnage volumes in the metal coil coating segment in the first six months of fiscal 2010 compared to the same period in 2009 were driven by increased market share for such products compared to the prior year’s period notwithstanding a 38.1% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill for the first six months of fiscal 2010 compared to the same period in the prior year.
Consolidated cost of sales decreased by 20.2%, or $79.1 million for the six months ended May 2, 2010, compared to the six months ended May 3, 2009. Gross margins were 18.7% for the six months ended May 2, 2010 compared to 9.9% for the same period in the prior year. During the first six months of fiscal 2009, we recorded a $40.0 million inventory adjustment to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins, which accounted for 8.2% of the reduction in the gross margin percentage in the same period in the prior year. In addition, we recorded a $5.9 million asset impairment charge in the first six months of fiscal 2009, which accounted for 1.2% of the improvement in gross margin percentage in the current period, for certain assets primarily within the engineered building systems segment and at corporate.
Metal coil coating sales increased by 3.4%, or $2.8 million to $83.8 million in the six months ended May 2, 2010, compared to $81.0 million in the same period in the prior year. Sales to third parties for the six months ended May 2, 2010 increased by 26.5% to $29.9 million from $23.6 million in the same period in the prior year, primarily as a result of 19.4% increase in external volume and a slight shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a 9.4% decrease in sales prices. Generally, package sales of coated steel products contribute lower margin dollars per ton as a percentage of revenue, compared to toll processing sales. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already owned by the customer. In addition, there was a $3.5 million decrease in intersegment sales for the six months ended May 2, 2010 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.8% of total consolidated third-party sales in the six months ended May 2, 2010 compared to 4.9% in the six months ended May 3, 2009.
Operating income (loss) of the metal coil coating segment increased to income of $7.2 million in the six months ended May 2, 2010 compared to a loss of $(106.7) million in the same period in the prior year, primarily due to goodwill and other intangible asset impairments of $99.0 million in the same period in the prior year and a $8.1 million charge to adjust inventory to lower of cost or market in the same period in the prior year and a $7.0 million increase in gross profit primarily due to lower costs as a result of increased material utilization and improved fixed cost absorption with higher volumes.
Metal components sales decreased 18.5%, or $41.2 million to $181.9 million in the six months ended May 2, 2010, compared to $223.0 million in the same period in the prior year. Sales were down compared to the same period in the prior year due to lower sales prices and a 7.4% decrease in external tons shipped. Sales to third parties for the six months ended May 2, 2010 decreased $43.2 million to $144.5 million from $187.7 million in the same period in the prior year. The remaining $2.0 million represents an increase in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the six months ended May 2, 2010. Metal components third-party sales accounted for 37.5% of total consolidated third-party sales in the six months ended May 2, 2010 compared to 38.7% in the six months ended May 3, 2009.
Operating income (loss) of the metal components segment increased to income of $7.4 million in the six months ended May 2, 2010, compared to a loss of $(156.7) million in the same period in the prior year. This $164.1 million increase resulted from charges related to goodwill and other intangible asset impairment of $147.2 million in the same period in the prior year, a $17.2 million adjustment to inventory at the lower of cost or market in the same period in the prior year, a $0.9 million decrease in restructuring charges primarily related to $1.2 million of restructuring charges in the same period in the prior year, a $0.7 million in asset impairment charge in the same period in the prior year, partially offset by a $6.7 million decrease in gross profit due to declines in relative sales prices and decreased volumes noted above. In addition, the increase in operating income (loss) was the result of a $4.8 million decrease in selling and administrative expenses primarily related to a $1.6 million decrease in bad debt expense, a $2.2 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year and across the board decreases in various other expenses in response to the lower levels of business activity.
Engineered building systems sales decreased 23.0%, or $64.8 million to $216.8 million in the six months ended May 2, 2010, compared to $281.6 million in the same period in the prior year. This decrease resulted from lower sales prices and a 0.2% decrease in external tons shipped. Sales to third parties for the six months ended May 2, 2010 decreased $62.9 million to $210.8 million from $273.7 million in the same period in the prior year. The remaining $1.9 million represents a similar decrease in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the six months ended May 2, 2010. Engineered building systems third-party sales accounted for 54.7% of total consolidated third-party sales in the six months ended May 2, 2010 compared to 56.4% in the six months ended May 3, 2009.
Operating loss of the engineered building systems segment decreased to a loss of $(11.5) million in the six months ended May 2, 2010 compared to a loss of $(398.7) million in the same period in the prior year. This $387.2 million improvement resulted from charges related to goodwill and other intangible asset impairments of $376.4 million in the same period in the prior year, a $14.7 million adjustment in inventory at the lower of cost or market in the same period in the prior year, a $3.8 million decrease in restructuring charges primarily related to $4.9 million of restructuring charges in the same period in the prior year, a $3.1 million decrease in asset impairment charges in the same period in the prior year, partially offset by a $21.1 million decrease in gross profit due to declines in relative sales prices and volumes noted above. In addition, the decrease in operating loss was partially offset by a $10.4 million decrease in selling and administrative expenses primarily due to a $9.7 million decrease in wage and benefit costs and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year and across the board decreases in various other expenses in response to the lower levels of business activity.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $92.8 million in the six months ended May 2, 2010, compared to $109.0 million in the same period in the prior year. The decrease in selling and administrative expenses was primarily due to a $13.4 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year. The remaining decrease was the result of a $1.9 million decrease in bad debt expense and decreases in various other expenses due to managed lower levels of activity, partially offset by a $1.1 million increase in legal and recapitalization expenses. As a percentage of sales, selling, general and administrative expenses were 24.1% for the six months ended May 2, 2010 as compared to 22.5% for the six months ended May 3, 2009.
Consolidated goodwill and other intangible asset impairment in the prior year’s period was $622.6 million. No amounts were recorded in the first six months ended May 2, 2010. The prior year’s impairment impacted all of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009 due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization.
Consolidated restructuring charge decreased to $1.4 million in the first six months ended May 2, 2010, compared to $6.3 million in the same period in the prior year. This decrease was primarily related to the closing of six of our engineered building systems manufacturing plants in the same period in the prior year. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.

Consolidated interest expense decreased by 29.5% to $9.2 million for the six months ended May 2, 2010, compared to $13.1 million for the same period in the prior year. On November 2, 2009, we adopted ASC 470-20 which required retrospective application and resulted in the reported interest expense on our Convertible Notes to increase from 2.125% to 7.5% (see Note 2 of our Consolidated Financial Statements). In the first six months of fiscal 2009, we recorded accretion of the discounted carrying value of the Convertible Notes to their face amount in the amount of $4.4 million. In addition, interest expense decreased due to a reduction of our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.
Other income (expense), net increased by 216.5% to $1.8 million for the six months ended May 2, 2010, compared to $0.6 million for the same period in the prior year. In the first six months of fiscal 2010, we recorded a fair value adjustment to the embedded derivative in the amount of $0.9 million. In addition, net foreign currency exchange gains increased by $0.6 million in the six month period ended May 2, 2010 compared to the same period in the prior year and the recognition of tax benefit previously deemed to be uncertain which increased the effective tax rate by 3.5% in the current period.
Consolidated benefit for income taxes decreased to a benefit of $(11.3) million for the six months ended May 2, 2010, compared to a benefit of $(51.2) million for the same period in the prior year. The decrease was primarily due to a $673.4 million decrease in pre-tax losses. The effective tax rate for the six months ended May 2, 2010 was a benefit of 38.4% compared to a benefit of 7.3% for the same period in the prior year. The increase in the effective tax rate benefit was primarily due to non-deductible goodwill impairment costs which reduced the effective tax rate by 31.0% in the same period in the prior year and the recognition of a tax benefit previously deemed to be uncertain which increased the effective tax rate by 3.5% in the current period.
Consolidated Convertible Preferred Stock dividends and accretion for the six months ended May 2, 2010 was $16.5 million and related primarily to $15.2 million of paid and accrued dividends on the Convertible Preferred Stock which accrues and accumulates dividends on a daily basis. The dividend rate accrued during such period was 12% per annum.
Consolidated Convertible Preferred Stock beneficial conversion feature for the six months ended May 2, 2010 was $241.5 million and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the CD&R Funds (further described in “—Liquidity and Capital Resources—Convertible Preferred Stock”) was $2.51 (or $12.55 as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
Diluted loss per share decreased to a loss of $(15.22) per diluted share for the six months ended May 2, 2010, compared to a loss of $(167.46) per diluted share for the same period in the prior year. The decrease in the diluted loss per share was primarily due to a $375.4 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. In addition, the weighted average number of Common Shares outstanding increased by 14.2 million due primarily to the Exchange Offer. In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for the six months ended May 2, 2010, but did not increase the weighted average number of Common Shares outstanding. At May 2, 2010, the Preferred Shares were convertible into 41.8 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
On May 2, 2010, we had working capital of $145.4 million compared to $140.5 million at the end of fiscal 2009, a $4.9 million increase. The increase in working capital during the first six months of fiscal 2010 was primarily due to an increase in inventory as a result of seasonality and as result of opportunistic raw material purchases in support of our customers. Our cash and cash equivalents decreased $39.1 million to $51.3 million compared to $90.4 million at November 1, 2009. The decrease in cash resulted from $43.8 million of cash used in operating activities and $3.8 million of cash used in investing activities, partially offset by $8.4 million of cash provided by financing activities. The cash used in operating activities was impacted by a $44.5 million increase in working capital and non-current assets and $0.7 million in cash provided by operating activities. The cash used in investing activities was primarily related to $3.9 million used for capital expenditures predominantly related to a new insulated panel system facility and computer software. The cash used in financing activities was primarily due to an $10.1 million decrease in restricted cash, partially offset by $1.2 million of note payable and term loan payments and $0.4 million of restricted stock that was withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.
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
As of May 2, 2010 and November 1, 2009, the Preferred Shares were convertible into 41.8 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent that the CD&R Funds had opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares held by the CD&R Funds were fully convertible into 40.6 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
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
On March 17, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 6,361.5815 shares of Convertible Preferred Stock for the period from December 16, 2009 through March 15, 2010.
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
We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at May 2, 2010 and November 1, 2009 as a result of this expected mandatory prepayment.
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
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 2, 2010 and November 1, 2009, our excess availability under the ABL Facility was $79.6 million and $70.4 million, respectively. At May 2, 2010, $0.2 million was outstanding under the ABL Facility. There were no amounts outstanding under the ABL Facility at November 1, 2009. In addition, at May 2, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL facility at November 1, 2009.
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
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin, which was 3.50% through April 30, 2010 and thereafter ranges from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin, which was 4.50% through April 30, 2010 and thereafter ranges from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.
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
We expect that, for the next fiscal year, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between $7 million and $9 million for the remainder of fiscal 2010 and expansion when needed.
We have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the six months ended May 2, 2010 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
Our corporate strategy points to the synergistic value of potential acquisitions in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.
The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in it is consolidated balance sheet.
NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss) (operating income (loss) plus goodwill and other intangible asset impairment, lower of cost or market charge, asset impairment and restructuring charges), adjusted diluted loss per share (loss per diluted common share plus goodwill and other intangible asset impairment, debt extinguishment and refinancing costs, lower of cost or market adjustment, convertible preferred stock beneficial conversion feature, restructuring charge, asset impairment and gain on embedded derivative) and adjusted EBITDA (operating income (loss) plus depreciation and amortization adjusted for key items). Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Amended Credit Agreement and ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended May 2, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,092	$5,613	$(5,662)	$(13,213)	$(9,170)
Goodwill and other intangible asset impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairment (recovery)	—	4	(120)	—	(116)
Restructuring charges	—	156	673	—	829

Adjusted operating income (loss)	$4,092	$5,773	$(5,109)	$(13,213)	$(8,457)

	For the Three Months Ended May 3, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$(42,982)	$(28,117)	$(46,376)	$(14,569)	$(132,044)
Goodwill and other intangible asset impairment	39,105	31,108	34,723	—	104,936
Lower of cost or market charge	2,445	2,668	5,495	—	10,608
Asset impairment (recovery)	—	714	3,372	1,209	5,295
Restructuring charges	29	580	3,027	160	3,796

Adjusted operating income (loss)	$(1,403)	$6,953	$241	$(13,200)	$(7,409)

	For the Six Months Ended May 2, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,211	$7,404	$(11,461)	$(25,037)	$(21,913)
Goodwill and other intangible asset impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairment (recovery)	—	4	909	—	913
Restructuring charges	—	265	1,088	—	1,353

Adjusted operating income (loss)	$7,211	$7,673	$(9,464)	$(25,037)	$(19,647)

	For the Six Months Ended May 3, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$(106,742)	$(156,724)	$(398,659)	$(27,821)	$(689,946)
Goodwill and other intangible asset impairment	98,959	147,239	376,366	—	622,564
Lower of cost or market charge	8,102	17,152	14,732	—	39,986
Asset impairment (recovery)	—	714	3,995	1,209	5,918
Restructuring charges	73	1,162	4,862	178	6,275

Adjusted operating income (loss)	$392	$9,543	$1,296	$(26,434)	$(15,203)

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options.
The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Loss per diluted common share, GAAP basis (1)	$(14.15)	$(31.22)	$(15.22)	$(167.46)
Goodwill and other intangible asset impairment	—	25.70	—	154.20
Debt extinguishment and refinancing costs	—	0.10	0.01	0.10
Lower of cost or market adjustment	—	1.81	—	6.63
Convertible preferred stock beneficial conversion feature	13.27	—	13.31	—
Restructuring charge	0.03	0.63	0.05	1.04
Asset impairment (recovery)	(0.01)	0.88	0.03	0.98
Gain on embedded derivative	—	—	(0.03)	—

Adjusted diluted loss per common share	$(0.86)	$(2.10)	$(1.85)	$(4.51)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 2,	May 3,	May 2,	May 3,
	2010	2009	2010	2009
Net loss applicable to common shares, GAAP basis (1)	$(257,345)	$(121,571)	$(276,152)	$(651,552)
Goodwill and other intangible asset impairment	—	100,084	—	599,966
Debt extinguishment and refinancing costs	—	409	113	409
Lower of cost or market adjustment	—	7,033	—	25,773
Convertible preferred stock beneficial conversion feature	241,282	—	241,469	—
Restructuring charge	539	2,463	879	4,045
Asset impairment (recovery)	(75)	3,417	594	3,814
Gain on embedded derivative	(3)	—	(600)	—

Adjusted net loss applicable to common shares	$(15,602)	$(8,165)	$(33,697)	$(17,545)

(1)	2009 amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.
The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

					Trailing 12
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Months
	August 2, 2009	November 1, 2009	January 31, 2010	May 2, 2010	May 2, 2010
Net Income (Loss) (1)	$2,607	$(101,851)	$(10,486)	$(7,656)	$(117,386)
Add:
Depreciation and amortization	7,586	7,640	7,522	7,479	30,227
Consolidated interest expense, net	6,487	9,578	4,507	4,670	25,242
Provision for taxes	1,825	(7,495)	(5,779)	(5,536)	(16,985)
Non-cash charges:
Stock-based compensation	1,241	1,045	801	1,403	4,490
Goodwill and intangible impairment	—	—	—	—	—
Asset impairment (recovery)	26	347	1,029	(116)	1,286
Lower of cost or market charges	—	—	—	—	—
Embedded derivative	—	—	(919)	(4)	(923)
Cash restructuring charges	1,213	1,564	524	829	4,130
Transaction costs	401	107,718	174	—	108,293

Adjusted EBITDA	$21,386	$18,546	$(2,627)	$1,069	$38,374

					Trailing 12
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Months
	July 27, 2008	November 2, 2008	February 1, 2009	May 3, 2009	May 3, 2009
Net Income (Loss) (1)	$30,494	$23,218	$(529,981)	$(121,571)	$(597,840)
Add:
Depreciation and amortization	8,665	8,334	8,324	8,436	33,759
Consolidated interest expense, net	7,463	7,761	6,623	6,168	28,015
Provision for taxes	18,554	17,092	(34,861)	(16,382)	(15,597)
Non-cash charges:
Stock-based compensation	1,563	1,628	1,372	1,177	5,740
Goodwill and intangible impairment	—	—	517,628	104,936	622,564
Asset impairment (recovery)	—	157	623	5,295	6,075
Lower of cost or market charges	—	2,739	29,378	10,608	42,725
Embedded derivative	—	—	—	—	—
Cash restructuring charges	43	150	2,479	3,796	6,468
Transaction costs	—	—	—	629	629

Adjusted EBITDA	$66,782	$61,079	$1,585	$3,092	$132,538

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 2, 2010, we were not involved in any unconsolidated SPE transactions.
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
Beneficial conversion features and dividend policy. Our Convertible Preferred Stock contains beneficial conversion features. We recorded a beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy is reasonable as our policy matches the legal transfer and conversion rights of the majority shareholder.
At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which the dividends are payable will be at least 12% per annum. Therefore, we accrue dividends based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend payment date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2008, the FASB issued guidance that has been codified under ASC Subtopic 715-20, Defined Benefit Plans — General. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this standard are effective for our 2010 fiscal year and are not required for earlier periods presented for comparative purposes. We will adopt the disclosure provisions required by this standard on October 31, 2010.
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
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended May 2, 2010, steel constituted approximately 68% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel and Arcelor Mittal are among the manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will be higher, on average, in fiscal 2010 as compared to the prices we experienced during the second half of fiscal 2009.

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
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2010, we purchased approximately 33% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during the first six months of fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements, during the first six months of fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, announced production cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.
With steel accounting for approximately 68% of our cost of sales for the fiscal six months ended May 2, 2010, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $2.1 million for the six months ended May 2, 2010, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 2, 2010, we had $149.6 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.5 million on an annual basis. While there were no Convertible Notes outstanding at May 2, 2010, the fair value of our Convertible Notes at November 1, 2009 was approximately $0.1 million compared to the face value of $0.1 million. The fair value of our Amended Credit Agreement at May 2, 2010 and November 1, 2009 was approximately $148.1 million and $138.0 million, respectively, compared to the face value of $150.0 million.
We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 12 to the Consolidated Financial Statements, we effectively converted $160 million of the $400 million term loan under the credit agreement as in effect prior to October 20, 2009 (subsequently amended and repaid in part) to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). At both May 2, 2010 and November 1, 2009, the notional amount of the Swap Agreement was $65 million. However, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. We do not believe the LIBOR rates over the remaining terms of the Swap Agreement will exceed the LIBOR floor stated in the Amended Credit Agreement which in effect results in fixed rate debt.
See Note 10 — Debt and Note Payable to the Consolidated Financial Statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange gains for both the three and six month periods ended May 2, 2010 were $0.2 million. Net foreign currency exchange gains (losses) for the three and six month periods ended May 3, 2009 were $0.1 million and $(0.2) million, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains included in net income for the three and six month periods ended May 2, 2010 was $0.1 million and $0.3 million, respectively. The net foreign currency exchange gains included in net income for both the three and six month periods ended May 3, 2009 were $0.1 million. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income was insignificant for both the three and six month periods ended May 2, 2010. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income was insignificant for the three months ended May 3, 2009 and was $(0.3) million for the six months ended May 3, 2009.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of May 2, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
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
In connection with the CD&R Equity Investment, we entered into a stockholders agreement with the CD&R Funds pursuant to which the CD&R Funds have substantial governance and other rights and setting forth certain terms and conditions regarding the CD&R Equity Investment and the ownership of the CD&R Funds’ shares of Convertible Preferred Stock. Pursuant to the stockholders agreement with the CD&R Funds, subject to certain ownership and other requirements and conditions, the CD&R Funds have the right to appoint a majority of directors to our board of directors, including the “Lead Director” or Chairman of the Executive Committee of our board of directors, and have consent rights over a variety of significant corporate and financing matters, including, subject to certain customary exceptions and specified baskets, sales and acquisitions of assets, issuances and redemptions of equity, incurrence of debt, the declaration or payment of extraordinary distributions or dividends and changes to the Company’s line of business. In addition, the CD&R Funds are granted subscription rights under the terms and conditions of the stockholders agreement.

Further, effective as of the closing of the CD&R Equity Investment, the Company has taken all corporate action and filed all election notices or other documentation with the New York Stock Exchange (“NYSE”) necessary to elect to take advantage of the exemptions to the requirements of sections 303A.01, 303A.04 and 303A.05 of the NYSE Listed Company Manual and, for so long as we qualify as a “controlled company” within the meaning set forth in the NYSE Listed Company Manual or any similar provision in the rules of a stock exchange on which the securities of the Company are quoted or listed for trading, we have agreed to use our reasonable best efforts to take advantage of the exemptions therein. Such exemptions exempt us from compliance with the NYSE’s requirements for companies listed on the NYSE to have (1) a majority of independent directors, (2) a nominating/corporate governance committee and a compensation committee, in each case, composed entirely of independent directors, and (3) charters for the nominating/corporate governance committee and the compensation committee, in each case, addressing certain specified matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the second quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of Shares	Number of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
February 1, 2010 to February 28, 2010	228	$9.95	—	129,218
March 1, 2010 to March 28, 2010	—	—	—	129,218
March 29, 2010 to May 2, 2010	—	—	—	129,218

Total	228	$9.95	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first three months of fiscal 2010, we did not repurchase any shares of Common Stock. At May 2, 2010, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.

Item 6.	Exhibits.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: June 9, 2010	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.2	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)

2.3	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8K filed with the SEC on October 8, 2009)

2.4	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8K filed with the SEC on October 8, 2009)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith