Form 10-Q
period 2010-08-01
NCI BUILDING SYSTEMS INC
filed 2010-09-09
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2010
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
Common Stock, $.01 par value—19,566,547 shares as of September 3, 2010

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(2009 As Adjusted (Note 2))

	August 1,	November 1,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,643	$90,419
Restricted cash, current	2,838	5,154
Accounts receivable, net	81,834	82,889
Inventories, net	105,311	71,537
Deferred income taxes	19,428	18,787
Income tax receivable	13,523	27,622
Investments in debt and equity securities, at market	3,500	3,359
Prepaid expenses and other	13,550	14,494
Assets held for sale	6,304	4,963

Total current assets	299,931	319,224

Property, plant and equipment, net	219,202	232,510
Goodwill	5,200	5,200
Intangible assets, net	26,827	28,370
Restricted cash, net of current portion	—	7,825
Other assets	17,420	21,389

Total assets	$568,580	$614,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$––	$14,164
Note payable	723	481
Accounts payable	71,728	71,252
Accrued compensation and benefits	30,917	37,215
Accrued interest	1,621	776
Other accrued expenses	46,397	54,797

Total current liabilities	151,386	178,685

Long-term debt	136,301	136,085
Deferred income taxes	18,749	18,848
Other long-term liabilities	7,077	8,007

Total long-term liabilities	162,127	162,940

Series B cumulative convertible participating preferred stock	247,993	222,815
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 19,566,547 and 18,082,029 issued and outstanding	909	904
Additional paid-in capital	266,326	288,093
Accumulated deficit	(251,501)	(230,060)
Accumulated other comprehensive loss	(8,660)	(8,859)

Total stockholders’ equity	7,074	50,078

Total liabilities and stockholders’ equity	$568,580	$614,518

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Sales	$245,292	$237,860	$629,072	$721,944
Cost of sales, excluding lower of cost or market adjustment and asset impairments (recovery)	194,999	176,565	504,765	566,053
Lower of cost or market adjustment	—	––	—	39,986
Asset impairments (recovery)	(64)	26	849	5,944

Gross profit	50,357	61,269	123,458	109,961
Selling, general and administrative expenses	48,730	49,829	142,367	159,533
Goodwill and other intangible asset impairment	—	––	—	622,564
Restructuring charge	551	1,213	1,904	7,488

Income (loss) from operations	1,076	10,227	(20,813)	(679,624)
Interest income	32	81	69	360
Interest expense	(4,424)	(6,568)	(13,638)	(19,638)
Debt extinguishment and refinancing costs	—	(401)	(174)	(1,030)
Other income (expense), net	(204)	1,093	1,579	1,569

Income (loss) before income taxes	(3,520)	4,432	(32,977)	(698,363)
Provision (benefit) for income taxes	(221)	1,825	(11,536)	(49,418)

Net income (loss)	$(3,299)	$2,607	$(21,441)	$(648,945)
Convertible preferred stock dividends and accretion	8,637	—	25,178	—
Convertible preferred stock beneficial conversion feature	4,583	—	246,052	—

Net income (loss) applicable to common shares	$(16,519)	$2,607	$(292,671)	$(648,945)

Earnings (loss) per share:
Basic	$(0.90)	$0.65	$(16.10)	$(166.67)

Diluted	$(0.90)	$0.65	$(16.10)	$(166.67)

Weighted average number of common shares outstanding:
Basic	18,274	3,899	18,184	3,894
Diluted	18,274	3,899	18,184	3,894
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
(2009 As Adjusted (Note 2))

	Fiscal Nine Months Ended
	August 1,	August 2,
	2010	2009
Cash flows from operating activities:
Net loss	$(21,441)	$(648,945)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	26,017	25,298
Non-cash interest expense on Convertible Notes	—	6,297
Share-based compensation expense	3,578	3,789
Debt extinguishment and refinancing costs	174	1,030
Gain on embedded derivative	(930)	—
(Gain) loss on sale of property, plant and equipment	138	(771)
Lower of cost or market reserve	—	39,986
Provision for doubtful accounts	131	1,224
Benefit for deferred income taxes	(580)	(24,576)
Asset impairments, net	849	5,944
Impairment of goodwill and intangible assets	—	622,564
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	924	81,080
Inventories	(33,774)	75,321
Income tax receivable	15,016	(26,590)
Prepaid expenses and other	1,424	(1,662)
Accounts payable	649	(35,036)
Accrued expenses	(13,868)	(48,550)
Other, net	948	(803)

Net cash (used in) provided by operating activities	(20,745)	75,600

Cash flows from investing activities:
Capital expenditures	(11,258)	(17,877)
Proceeds from sale of property, plant and equipment	760	537

Net cash used in investing activities	(10,498)	(17,340)

Cash flows from financing activities:
Decrease (increase) in restricted cash	10,141	(13,224)
Proceeds from ABL Facility	241	—
Payments on ABL Facility	(246)	—
Payment of convertible notes	(59)	—
Payments on long-term debt	(13,885)	(690)
Payment of refinancing costs	(50)	(5,513)
Payments on note payable	(1,289)	(1,213)
Proceeds from stock options exercised	—	12
Purchase of treasury stock	(381)	(451)

Net cash (used in) provided by financing activities	(5,528)	(21,079)

Effect of exchange rate changes on cash and cash equivalents	(5)	(6)
Net (decrease) increase in cash and cash equivalents	(36,776)	37,175
Cash and cash equivalents at beginning of period	90,419	68,201

Cash and cash equivalents at end of period	$53,643	$105,376

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 1, 2010
(Unaudited)
(2009 As Adjusted (Note 2))
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which consist of normal recurring entries except as otherwise disclosed, necessary for a fair presentation have been made. Operating results for the fiscal three and nine month periods ended August 1, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
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
Certain reclassifications have been made to prior period amounts in our consolidated balance sheets and consolidated statements of income to conform to the current presentation. These reclassifications were the result of further integration of Robertson-Ceco II Corporation (“RCC”) and the rationalization of our operations. The net effect of these reclassifications was not material to our consolidated financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Current Report on Form 8-K dated April 23, 2010 for the fiscal year ended November 1, 2009 filed with the Securities and Exchange Commission (the “SEC”).
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
We capitalize interest on capital invested in projects in accordance with Financial Accounting Standards Board (“FASB”) guidance codified under ASC Topic 835, Interest. As a result of adopting ASC Subtopic 470-20, Debt with Conversion and Other Options, capitalized interest for fiscal 2009 increased by $0.2 million. Upon commencement of the asset’s operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.
In June 2008, the FASB issued guidance that has been codified under ASC Subtopic 260-10, Earnings per Share. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. We adopted this standard on November 2, 2009. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement. See Note 8 — Earnings Per Common Share.
The following table sets forth the effect of the retrospective application of the Debt with Conversion and Other Options guidance and the Earnings per Share guidance on certain line items of our consolidated financial statements (in thousands, except per share data):
Consolidated Statements of Operations:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2009		August 2, 2009
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Cost of sales, excluding lower of cost or market adjustment and asset impairments	$177,333	$176,565	$568,773	$566,053
Gross profit	61,080	61,269	108,819	109,961
Selling, general and administrative expenses	49,603	49,829	158,564	159,533
Income (loss) from operations	10,264	10,227	(679,797)	(679,624)
Interest expense	(4,369)	(6,568)	(13,029)	(19,638)
Income (loss) before income taxes	6,646	4,432	(691,709)	(698,363)
Provision (benefit) for income taxes	2,675	1,825	(46,863)	(49,418)
Net income (loss)	3,971	2,607	(644,846)	(648,945)
Net income (loss) applicable to common shares	$3,971	$2,607	$(644,846)	$(648,945)
Earnings (loss) per share:
Basic	1.02	0.65	(165.62)	(166.67)
Diluted	1.02	0.65	(165.62)	(166.67)
Weighted average number of common shares outstanding:
Basic	3,899	3,899	3,894	3,894
Diluted	3,899	3,899	3,894	3,894
Consolidated Balance Sheets:

	November 1, 2009
	Originally	As
	Reported	Adjusted
Property, plant and equipment, net	$231,840	$232,510
Total assets	613,848	614,518
Deferred income tax liability	18,591	18,848
Total long-term liabilities	162,683	162,940
Additional paid-in capital	263,620	288,093
Retained earnings	(206,000)	(230,060)
Total stockholders’ equity	49,665	50,078
Total liabilities and stockholders’ equity	613,848	614,518

Fair Value Measurements and Disclosures Adoption
In September 2006, the FASB issued guidance that has been codified under ASC Subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 13 — Fair Value of Financial Instruments and Fair Value Measurements.
In February 2008, the FASB issued additional guidance codified under ASC 820-10. This additional guidance partially delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted the additional guidance in this standard on November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 13 — Fair Value of Financial Instruments and Fair Value Measurements.
Multiple-Deliverable Revenue Arrangements Adoption
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force, which provides guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This update requires an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price. This update is effective for the first annual reporting period beginning on or after June 15, 2010 and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. We early adopted this update on November 2, 2009. The adoption of this update did not have a material impact on our consolidated financial statements.
Improving Disclosures about Fair Value Measurements Adoption
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB ASU 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. We adopted this update on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended October 28, 2012. With the exception of additional fair value measurement disclosures, the adoption of this update did not have a material impact on our consolidated financial statements. See Note 13 — Fair Value of Financial Instruments and Fair Value Measurements.
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
NOTE 3 — PLANT RESTRUCTURING AND ASSET IMPAIRMENT
As a result of the market downturn which began in fiscal 2008, we implemented a phased process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.
In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants and retool one of these facilities. In addition, as part of the Phase I restructuring, we implemented a general employee reduction program (“General”). In a continuing effort to rationalize our least efficient facilities, in February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment, and in April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment. In addition, manufacturing at one of our metal components facilities was temporarily suspended and the facility currently functions as a distribution and customer service site. As part of the Phase III plan, we also increased General. As a result of actions taken in our restructuring, certain facilities are being actively marketed for sale and in the fourth quarter of fiscal 2009 were classified as held for sale in the Consolidated Balance Sheet. During the first quarter of fiscal 2010, we recorded an additional $1.0 million impairment for the Lockeford facility which is one of the facilities classified as held for sale as a result of deteriorating market conditions.
The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the periods presented (in thousands):

			Fiscal Three Months Ended
						Cost	Remaining	Total
						Incurred	Anticipated	Anticipated
	Fiscal 2008	Fiscal 2009	January 31, 2010	May 2, 2010	August 1, 2010	to Date	Cost	Cost
General
Severance	$87	$2,987	$2	$16	$—	$3,092	$—	$3,092
Asset Relocation	—	—	—	—	—	—	—	—
Other Cash Costs	—	57	23	50	15	145	—	145
Asset Impairments (Recovery)	—	1,234	—	4	—	1,238	—	1,238

Total General Program	87	4,278	25	70	15	4,475	—	4,475
Repurposing and Plant Closing Phase I
Severance	$106	$1,016	$58	$—	$44	$1,224	$—	$1,224
Asset Relocation	—	303	—	—	—	303	—	303
Other Cash Costs	—	199	122	80	83	484	47	531
Asset Impairments (Recovery)	157	1,634	1,029	—	(58)	2,762	—	2,762

Total Repurposing and Plant Closing Phase I	263	3,152	1,209	80	69	4,773	47	4,820
Plant Closing Phase II
Severance	$—	$399	$—	$—	$—	$399	$—	$399
Asset Relocation	—	22	—	—	—	22	—	22
Other Cash Costs	—	442	—	—	—	442	—	442
Asset Impairments (Recovery)	—	30	—	—	—	30	—	30

Total Plant Closing Phase II	—	893	—	—	—	893	—	893
Plant Closing Phase III
Severance	$—	$2,349	$10	$—	$—	$2,359	$—	$2,359
Asset Relocation	—	219	—	26	—	245	122	367
Other Cash Costs	—	1,060	309	662	409	2,440	301	2,741
Asset Impairments (Recovery)	—	3,393	—	(120)	(5)	3,268	—	3,268

Total Plant Closing Phase III	—	7,021	319	568	404	8,312	423	8,735
Total All Programs	$350	$15,344	$1,553	$718	$488	$18,453	$470	$18,923

Restructuring by Segment
Engineered Building Systems	61	7,522	415	673	401	9,072	317	9,389
Metal Components	106	1,216	109	156	150	1,737	153	1,890
Metal Coil Coating	—	103	—	—	—	103	—	103
Corporate	27	211	—	—	—	238	—	238

Total	$194	$9,052	$524	$829	$551	$11,150	$470	$11,620
Asset Impairments (Recovery) by Segment(1)
Engineered Building Systems	157	4,316	1,029	(120)	15	5,397	—	5,397
Metal Components	—	766	—	4	(78)	692	—	692
Metal Coil Coating	—	—	—	—	—	—	—	—
Corporate	—	1,209	—	—	—	1,209	—	1,209

Total	$157	$6,291	$1,029	$(116)	$(63)	$7,298	$—	$7,298

(1)	The fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.
The following table summarizes our restructuring liability related to the General, Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or
	severance
	costs	Other costs	Total
Balance at November 1, 2009	$1,387	$—	$1,387
Costs incurred	130	1,774	1,904
Cash payments	(1,406)	(1,774)	(3,180)
Other adjustments (1)	17	—	17

Balance at August 1, 2010	$128	$—	$128

(1)	Relates to the foreign currency translation.
On February 27, 2009, our 401(k) profit sharing plan (“Savings Plan”) was amended, effective January 1, 2009, to make the matching contributions fully discretionary and future contributions temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets.
NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of August 1, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit. Restricted cash is classified as current as the underlying letters of credit expire prior to September 2010. The letters of credit have either automatically renewed or will be renewed upon expiration.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	August 1, 2010	November 1, 2009
Raw materials	$74,839	$48,081
Work in process and finished goods	30,472	23,456

	$105,311	$71,537

In the nine month period ended August 2, 2009, we recorded a raw material inventory adjustment to adjust our inventory to the lower of cost or market in the amount of $(40.0) million because our inventory on hand at that time exceeded our estimated net realizable value less normal profit margins. All inventory with a lower of cost or market adjustment was fully utilized by July 2009.
NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal		Engineered
	Coil	Metal	Building
	Coating	Components	Systems	Total
Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(59,854)	(116,132)	(332,904)	(508,890)

Balance as of February 1, 2009	$39,105	$31,108	$37,523	$107,736
Impairments	(39,105)	(31,108)	(32,323)	(102,536)

Balance as of August 1, 2010, November 1, 2009 and August 2, 2009	$—	$—	$5,200	$5,200

Based on lower than projected sales volumes in the first quarter of fiscal 2009 and due to a revised lower outlook for nonresidential construction activity in 2009, management reduced the Company’s cash flow projections for fiscal year 2009. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test, which involves calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.
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
Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009. The results showed that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. We therefore initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which was recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of August 1, 2010 and November 1, 2009, the remaining goodwill was $5.2 million.
As a result of the aforementioned goodwill impairment indicators and in accordance with ASC Subtopic 350-20, we performed an impairment analysis on our indefinite lived intangible asset related to tradenames of our subsidiary, RCC in our engineered building systems segment to determine the fair value in the first and second quarters of fiscal year 2009. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and the related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying value exceeded the future fair value attributable to the indefinite lived intangible asset, and therefore we recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the indefinite lived intangible asset.
NOTE 7 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. On December 11, 2009, our board of directors approved the right of employees and officers to receive grants of 1.5 million shares of restricted stock and the right of officers to receive grants of 1.8 million stock options, both of which were conditioned upon shareholder approval. Our majority stockholder, had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our majority stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan was perfunctory and we established a grant date of December 11, 2009 for the restricted stock and stock option awards. As discussed in Note 11 — Series B Cumulative Convertible Participating Preferred Stock, at January 31, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. For the nine month period ended August 1, 2010, the changes in fair value were immaterial. On March 5, 2010, the Company effected a Reverse Stock Split at an exchange ratio of 1-for-5 which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010. The total unrecognized compensation cost related to the share-based compensation arrangements reclassified from liability awards to equity awards was $9.9 million.
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
As of August 1, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control or on termination without cause or for good reason, as defined by the agreements governing such awards. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company.
The fair value of each option award is estimated as of the date of grant or the remeasurement date using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future.
The weighted average assumptions for the equity awards granted on December 11, 2009 are noted in the following table:

Expected volatility	46.05%
Expected term (in years)	5.75
Risk-free interest rate	2.44%
The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	December 11, 2009	March 5, 2010
Expected volatility	46.05%	47.01%
Expected term (in years)	5.75	5.52
Risk-free interest rate	2.44%	2.49%
The weighted average grant-date fair value of options granted during the nine month period ended August 1, 2010 was $4.29. There were no options granted during the three month period ended August 1, 2010.
The following is a summary of stock option transactions during the nine months ended August 1, 2010 (in thousands, except weighted average exercise prices and weighted average remaining life):

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value
Balance November 1, 2009	130	$140.65
Granted	1,782	8.85
Cancelled	(10)	(113.26)
Exercised	—	—

Balance August 1, 2010	1,902	$17.33	9.0 years	$1,105

Exercisable at August 1, 2010	120	$142.96	3.6 years	—

There were no options exercised during the first nine months of fiscal 2010. The following summarizes additional information concerning outstanding options at August 1, 2010 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
	Weighted Average	Weighted Average
Number of Options	Remaining Life	Exercise Price
1,803	9.3 years	$9.76
43	3.6 years	136.32
48	4.1 years	161.68
8	5.4 years	225.21

1,902	9.0 years	$17.33

The following summarizes additional information concerning options exercisable at August 1, 2010 (in thousands, except weighted average exercise prices):

Options Exercisable
Weighted Average
Number of Options	Exercise Price
22	$84.55
43	136.32
48	161.67
7	225.22

120	$142.96

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. The fair value of restricted stock awards previously classified as liability awards on March 5, 2010 is based on the Company’s stock price as of March 5, 2010, the date the contingency was resolved. In addition, certain of our December 11, 2009 restricted stock grants contain restrictions on the employees’ ability to sell their shares prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. Restricted stock transactions during the nine months ended August 1, 2010 were as follows (in thousands, except weighted average grant prices):

		Weighted Average
	Number of Shares	Grant Price
Balance November 1, 2009	204	$80.57
Granted	1,499	9.10
Distributed	—	—
Forfeited	(4)	9.10

Balance August 1, 2010	1,699	$17.69

The total pre-tax share-based compensation cost that has been recognized in results of operations was $1.4 million and $1.3 million for the three months ended August 1, 2010 and August 2, 2009, respectively, and $3.6 million and $3.8 million for the nine months ended August 1, 2010 and August 2, 2009, respectively. Of these amounts, $1.4 million and $1.1 million for the three months ended August 1, 2010 and August 2, 2009, respectively, and $3.5 million and $3.4 million for the nine months ended August 1, 2010 and August 2, 2009, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.5 million for both the three months ended August 1, 2010 and August 2, 2009, and $1.4 million and $1.5 million for the nine months ended August 1, 2010 and August 2, 2009, respectively. As of August 1, 2010 and August 2, 2009, there was approximately $19.6 million and $11.4 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 3.8 years and 3.6 years, respectively.
There was no cash received from option exercises during the first nine months of fiscal 2010. Cash received from option exercises was insignificant during the first nine months of fiscal 2009.
NOTE 8 — EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Numerator for Basic and Diluted Earnings (Loss) Per Share
Net income (loss) allocated to common shares (1)	$(16,519)	$2,607	$(292,671)	$(648,945)
Denominator for Diluted Earnings (Loss) Per Share
Weighted average common shares outstanding for basic earnings (loss) per share	18,274	3,899	18,184	3,894
Common stock equivalents:
Employee stock options	—	—	—	—
Unvested restricted stock awards	—	—	—	—

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share assuming dilution	18,274	3,899	18,184	3,894

Earnings (loss) per share:
Basic	$(0.90)	$0.65	$(16.10)	$(166.67)

Diluted	$(0.90)	$0.65	$(16.10)	$(166.67)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented above. These participating securities will be allocated earnings when applicable.
As discussed in Note 2, we adopted guidance that has been codified under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”) on November 2, 2009. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income, if any, attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock for the three and nine month periods ended August 1, 2010 as the restricted stock does not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.
In connection with an Exchange Offer in October 2009 (the “Exchange Offer”), we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250.0 million in shares of a newly created series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of Common Shares outstanding. As of August 1, 2010 and November 1, 2009, the Preferred Shares were convertible into 43.0 million and 39.2 million shares of Common Stock, respectively.
For both the three and nine month periods ended August 1, 2010 and August 2, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.

NOTE 9 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at RCC in which the balance was $3.2 million at August 1, 2010. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs.
The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009
Beginning balance	$16,116	$16,485
Warranties sold	2,028	1,894
Revenue recognized	(1,024)	(904)
Costs incurred	(313)	(233)
Adjustment (1)	—	(1,313)
Other	(119)	(117)

Ending balance	$16,688	$15,812

(1)	This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded as a reduction of cost of sales in our Consolidated Statement of Operations during the first quarter of fiscal 2009.
NOTE 10 — DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	August 1, 2010	November 1, 2009
Amended and Restated Term Loan Credit Agreement (due April 2014, interest at 8.0% at both August 1, 2010 and November 1, 2009)	$136,301	$150,000
Asset-Based Lending Facility (due April 2014, interest at 6.75% at August 1, 2010)	—	—
2.125% Convertible Senior Subordinated Notes, due November 2024	—	59
Industrial Revenue Bond	—	190

	136,301	150,249
Current portion of long-term debt	—	(14,164)

Long-term debt, less current portion	$136,301	$$136,085

The scheduled maturity of our debt is as follows (in thousands):

August 2, 2010 to October 31, 2010	$—
Fiscal 2010	—
Fiscal 2011	—
Fiscal 2012	—
Fiscal 2013 and thereafter	136,301

$136,301

Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The modified terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009 as a result of this expected mandatory prepayment. As a result, we are not required to make the quarterly principal payments for the remaining term of the term loan, except as required by the mandatory prepayment provisions. At August 1, 2010 and November 1, 2009, outstanding amounts under our Amended Credit Agreement were $136.3 million and $150.0 million, respectively.
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
The obligations under the Amended Credit Agreement and under any permitted hedging agreement and the guarantees thereof are secured by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors, subject to certain exceptions. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors, subject to certain exceptions.
The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.
The Amended Credit Agreement has no financial covenants until October 20, 2011, at which time the maximum consolidated leverage ratio of net indebtedness to EBITDA is 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. At August 1, 2010 and November 1, 2009, our Amended Credit Agreement did not require any financial covenant compliance.
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
The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. We had selected LIBOR interest rates for the period from November 2, 2009 through August 1, 2010 during which the applicable margin was 6%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 1, 2010 and November 1, 2009, our excess availability under the ABL Facility was $90.7 million and $70.4 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. There were no amounts outstanding under the ABL Facility at both August 1, 2010 and November 1, 2009. In addition, at August 1, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL Facility at November 1, 2009.
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
The ABL Facility limits our ability to pay cash dividends, except in certain specified circumstances, prior to October 20, 2010. After that time, we may pay dividends in an aggregate amount not to exceed an amount equal to 50% of the adjusted consolidated net income from August 3, 2009 to the end of the most recent fiscal quarter and subject to there being no event of default and the satisfaction of either certain excess availability conditions or a fixed charge coverage ratio.
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
Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s, the borrowers’ and the other guarantors’ concentration accounts to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement and certain specified exceptions. In addition, during such “Dominion Event”, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility.
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of both August 1, 2010 and November 1, 2009 was $15.0 million.
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin. The margin was 3.50% through April 30, 2010 and thereafter ranges from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin. The margin was 4.50% through April 30, 2010 and thereafter ranges from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.
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

	August 1, 2010	November 1, 2009
Principal amount of Convertible Notes	$—	$59
Unamortized discount	—	—
Net carrying amount	—	59
Additional paid-in capital	24,473	24,473
In October 2009, we consummated the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes, which resulted in the tender offer of $179.9 million in principal amount of the Convertible Notes in exchange for 14.0 million shares of our Common Stock and $90 million in cash. On December 29, 2009, we redeemed the $58,750 principal amount of the Convertible Notes that remained outstanding after the closing of the Exchange Offer. The remaining unamortized discount was reversed upon the consummation of the Exchange Offer.
The amount of interest expense recognized and effective interest rate for the three and nine month periods ended August 1, 2010 and August 2, 2009 were as follows (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Contractual coupon interest	$—	$967	$0.2	$3,049
Amortization of discount on Convertible Notes	—	2,099	—	6,297

Interest expense	$—	$3,066	$0.2	$9,346

Effective interest rate	7.5%	7.5%	7.5%	7.5%
The debt extinguishment costs were determined based on the net of the inducement loss and the settlement gain. As the Convertible Notes were “Instrument C” as defined in ASC Subtopic 815-15, Embedded Derivatives, we applied the guidance in ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), for any inducement to convert, and then applied the guidance in ASC 470-20 on the conversion of an instrument that would normally settle the conversion spread in shares and the face amount in cash. As a result, we recorded a loss of $85.3 million, which was the net impact of the loss incurred through the induced conversion offset by the gain recorded for the extinguishment of the recognized liability under conversion accounting. In accordance with the original conversion terms of the Convertible Notes, the expected fair value of Common Stock issuable upon conversion is approximately $11.3 million (based on a $12.55 closing stock price for Common Stock as of October 19, 2009) as compared to the expected fair value of Common Stock issuable pursuant to the Exchange Offer of approximately $266.1 million ($176.1 million in Common Stock plus $90 million in cash paid). This resulted in an induced conversion charge of $254.8 million. Additionally, we also had to consider the original terms of the Convertible Notes, which required us to satisfy the accreted value of the obligation in cash and allowed us to satisfy the excess conversion value over the accreted value in either cash or shares. However, as of the date the Convertible Notes were converted, the stated conversion price of the Convertible Notes was less than the stock price. Based upon the stated conversion terms of the Convertible Notes and the stock price on the date the Convertible Notes were converted, the value of the Company’s cash settlement to the holders of the Convertible Notes would have been approximately $11.3 million. Upon settlement of a security with the characteristics of “Instrument C”, ASC 470-20-40-12 requires only the cash payment be considered in the computation of the gain or loss on the extinguishment of the recognized liability. As of the close of the market on October 19, 2009, each conversion feature was worth a value of approximately $62.53 ($12.55 closing stock price x conversion rate of 4.9824 shares per $1,000 of principal). Accordingly, the Company recognized a gain of $169.6 million which included $0.8 million of unamortized debt discount and a gain of $937.47 for each note. The change in conversion rate based on a $12.55 closing stock price for Common Stock as of October 19, 2009 resulted in a gain on extinguishment of the recognized liability of $169.6 million.
Insurance Note payable
The note payable is related to financed insurance premiums. As of August 1, 2010 and November 1, 2009, we had outstanding a note payable in the amount of $0.7 million and $0.5 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.
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
The dividend rate will increase by 3% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) and, after June 30, 2011, will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during any such specified default involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock.
We have the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and Asset-Based Lending Facility (“ABL Facility”) which restricts our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
On June 15, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 7,971.8137 shares of Convertible Preferred Stock for the period from March 16, 2010 through June 15, 2010. On March 17, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 6,361.5815 shares of Convertible Preferred Stock for the period from December 16, 2009 through March 15, 2010.
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
The initial conversion price of the Convertible Preferred Stock was equal to $1.2748, and was $6.3740 as of August 1, 2010, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
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
Change of Control Redemption Right. Upon certain change of control events specified in the Certificate of Designations, including certain business combinations involving the Company and certain changes to the beneficial ownership of the voting power of the Company, so long as the CD&R Funds do not own 45% or more of the voting power of the Company and directors designated by the CD&R Funds are not entitled to cast a majority of the total number of votes that can be cast by the Company’s board of directors or by the directors constituting the quorum approving or recommending such change of control event, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock (1) if redeemed after the fourth anniversary of the Closing Date, at a purchase price equal to the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date or (2) if redeemed prior to the fourth anniversary of the Closing Date, at a purchase price equal to the sum of (a) the liquidation value of such Preferred Shares plus the accrued and unpaid dividends thereon as of the redemption date and (b) a make-whole premium equal to the net present value of the sum of all dividends that would otherwise be payable on and after the redemption date, to and including such fourth anniversary date, assuming that such dividends are paid in cash. In addition, upon change of control events pursuant to the Amended Credit Agreement or the ABL Facility, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock, at a purchase price equal to 101% of the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date.
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
The Convertible Preferred Stock, at execution, was recorded with a book value of $221.6 million which is the $250.0 million initial liquidation preference less $27.7 million of direct transaction costs and $0.6 million for the fair value, net of income tax, of the bifurcated embedded derivative liability related to the dividend default rate. The $28.4 million difference between the book value and the initial liquidation preference is accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years. The accretion recorded during the three and nine month periods ended August 1, 2010 was $0.7 million and $2.0 million, respectively.
Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock. Dividends are accrued at the 12% rate and increased the Convertible Preferred Stock by $8.0 million and $23.2 million during the three and nine month periods ended August 1, 2010, respectively. As a result, as of August 1, 2010, the book value of our Convertible Preferred Stock was $248.0 million.

In accordance with guidance that has been codified under ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $2.51 ($12.55 as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CD&R Funds, and thus is $241.4 million. At November 1, 2009, 1.8 million of the potentially 39.2 million shares of Common Stock issuable upon conversion of the Preferred Shares were authorized and unissued. At August 1, 2010, all of the potentially 43.0 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.
As of August 1, 2010 and November 1, 2009, the Preferred Shares were convertible into 43.0 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent that the CD&R Funds had opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares held by the CD&R Funds were fully convertible into 40.6 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $4.6 million and $10.6 million beneficial conversion feature charge in the three months ended August 1, 2010 and May 2, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
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
At August 1, 2010 and November 1, 2009, we had Preferred Shares outstanding of 264,333 and 250,000, respectively. In addition, at August 1, 2010 and November 1, 2009, we had accrued but unpaid cash dividends and Preferred Stock dividends with a value of $9.9 million and $1.0 million, respectively. As of August 1, 2010 and November 1, 2009, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $274.3 million and $251.0 million, respectively.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement with a notional amount of $65 million on November 1, 2009. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on August 1, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement as of November 1, 2009, was a liability of approximately $2.2 million and was included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments had effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during the fourth quarter of fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss) and all subsequent changes in fair market value were recorded directly to earnings. During the three and nine month periods ended August 1, 2010, we have reduced interest expense by $0.4 million and $1.2 million, respectively, as a result of the changes in fair value of the hedge.
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
To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. At November 1, 2009, we recorded the fair value of the embedded derivative of $1.0 million in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. As discussed further in Note 11, on December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split, which became effective on March 5, 2010. Based upon these events we reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we have recorded a $0.9 million decrease in fair value of the embedded derivative during the nine months ended August 1, 2010 which was recorded in other income and expense during the nine month period.
At August 1, 2010 and November 1, 2009, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
		August 1, 2010	November 1, 2009
	Balance Sheet Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under ASC 815:
Interest rate contract	Other accrued expenses	$—	$2,208
Embedded derivative	Other accrued expenses	111	1,041

Total derivatives		$111	$3,249

The effect of derivative instruments on the Consolidated Statement of Operations for the three and nine month periods ended August 1, 2010 and August 2, 2009 was as follows (in thousands):

	Location of Loss		Amount of Loss Reclassified from
	Reclassified from Accumulated	OCI into Loss (Effective Portion)
Derivative in ASC 815 Cash	OCI into Loss	Fiscal Three Months Ended		Fiscal Nine Months Ended
Flow Hedging Relationship	(Effective Portion)	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Interest rate contract	Interest expense	$—	$(878)	$—	$(1,756)
The effect of derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations for the three and nine month periods ended August 1, 2010 and August 2, 2009 was as follows (in thousands):

	Amount of Income Recognized		Amount of Income Recognized
	in Income (Loss) on Derivatives		in Income (Loss) on Derivatives		Location of Income
Derivatives Not Designated as Hedging	Fiscal Three Months Ended		Fiscal Nine Months Ended		Recognized in Income
Instruments Under ASC 815	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009	(Loss) on Derivatives
Interest rate contract	$413	$—	$1,248	$—	Interest expense
Embedded derivative	$7	$—	$930	$—	Other income, net
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of August 1, 2010 and November 1, 2009 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were:

	August 1, 2010		November 1, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(in thousands)		(in thousands)
2.125% Convertible Senior Subordinated Notes	$—	$—	$59	$97
Amended Credit Agreement	$136,301	$132,898	$150,000	$138,000
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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of August 1, 2010 and November 1, 2009 (in thousands):

	Assets and Liabilities Measured at Fair Value as of
		August 1, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1)	$3,500	$—	$—	$3,500
Assets held for sale	—	6,304	—	6,304

Total assets	$3,500	$6,304	$—	$9,804

Liabilities:
Deferred compensation plan liability	$3,688	$—	$—	$3,688
Interest rate contract	—	—	—	—
Embedded derivative	—	—	111	111

Total liabilities	$3,688	$—	$111	$3,799

	Assets and Liabilities Measured at Fair Value as
	of November 1, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1)	$3,359	$—	$—	$3,359
Assets held for sale	—	4,963	—	4,963

Total assets	$3,359	$4,963	$—	$8,322

Liabilities:
Deferred compensation plan liability	$(3,480)	$—	$—	$(3,480)
Interest rate contract	—	(2,208)	—	(2,208)
Embedded derivative	—	—	(1,041)	(1,041)

Total liabilities	$(3,480)	$(2,208)	$(1,041)	$(6,729)

(1)	Unrealized holding gains (losses) for the three and nine month periods ended August 1, 2010 were $(0.1) million and $0.2 million, respectively. Unrealized holding gains (losses) for both the three and nine month periods ended August 2, 2009 was $0.5 million. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the nine months ended August 1, 2010:

August 1,
2010
Beginning balance	$(1,041)
Realized gains (losses) (1)	930

Ending balance	$(111)

As of August 1, 2010 and November 1, 2009, the fair value of our Level 3 embedded derivative was $0.1 million and $1.0 million, respectively. To estimate its fair value, we used an income approach. The significant inputs for the valuation model include the following:

	August 1, 2010	November 1, 2009
Risk-free interest rate	1.1% - 3.6%	0.3% - 3.6%
Discount rate	6.2% - 9.8%	6.1% - 9.8%
Credit spread	5.1% - 6.3%	5.1% - 6.2%
Probability of failure to have common shares authorized by June 30, 2010	—	1.0%
NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(35.3)%	3.4%	(2.0)%	3.4%
Non-deductible goodwill impairment	—	––	—	(31.3)%
Canada valuation allowance	3.9%	(0.7)%	0.4%	(0.1)%
Non-deductible expenses	(2.9)%	7.0%	(1.2)%	(0.3)%
Statutory expiration of FIN 48 liability	6.3%	—	0.7%	—
Other	(0.7)%	(3.5)%	2.1%	0.4%

Effective tax rate	6.3%	41.2%	35.0%	7.1%

During the three months ended August 1, 2010, we filed state income tax returns which updated our estimated tax expense and resulted in a 26.0% and 2.8% reduction in the effective tax rate during the three and nine month periods ended August 1, 2010, respectively.
The increase in our effective tax rate for the nine months ended August 1, 2010 as compared to the prior year period was primarily due to the $611.4 million goodwill impairment charges in the nine months ended August 2, 2009 which is discussed in Note 6, Goodwill and Other Intangible Assets.
The total amount of unrecognized tax benefit at August 1, 2010 and November 1, 2009 was $0.5 million and $0.7 million, respectively, all of which would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE LOSS
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net income (loss)	$(3,299)	$2,607	$(21,441)	$(648,945)
Foreign exchange translation gain (loss) and other, net of tax	10	(3)	199	(5)
Loss in fair value of interest rate swap, net of tax	—	—	––	(554)
Reclassification adjustment for losses on derivative instruments recognized during the period, net of tax	—	541	—	1,082

Comprehensive loss	$(3,289)	$3,145	$(21,242)	$(648,422)

Accumulated other comprehensive loss consists of the following (in thousands):

	August 1, 2010	November 1, 2009
Foreign exchange translation adjustments	$590	$391
Defined benefit pension plan	(9,250)	(9,250)

Accumulated other comprehensive loss	$(8,660)	$(8,859)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows:

	Fiscal Three Months Ended August 1, 2010			Fiscal Three Months Ended August 2, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$15	$(5)	$10	$(5)	$2	$(3)
Reclassification adjustment for losses on derivative instruments recognized during the period	—	—	—	878	(337)	541

Other Comprehensive income (loss)	$15	$(5)	$10	$873	$(335)	$538

	Fiscal Nine Months Ended August 1, 2010			Fiscal Nine Months Ended August 2, 2009
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$197	$2	$199	$(6)	$1	$(5)
Loss in fair value of interest rate swap	—	—	—	(900)	346	(554)
Reclassification adjustment for losses on derivative instruments recognized during the period	—	—	—	1,756	(674)	1,082

Other Comprehensive income (loss)	$197	$2	$199	$850	$(327)	$523

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
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Total sales:
Metal coil coating	$51,200	$44,256	$134,990	$125,283
Metal components	115,507	113,216	297,382	336,250
Engineered building systems	141,446	129,819	356,787	410,462
Intersegment sales	(62,861)	(49,431)	(160,087)	(150,051)

Total sales	$245,292	$237,860	$629,072	$721,944

External sales:
Metal coil coating	$17,885	$16,060	$47,789	$39,697
Metal components	89,417	96,082	233,931	283,804
Engineered building systems	137,990	125,718	347,352	398,443

Total sales	$245,292	$237,860	$629,072	$721,944

Operating income (loss):
Metal coil coating	$5,201	$1,016	$12,412	$(105,726)
Metal components	10,567	13,128	17,971	(143,596)
Engineered building systems	(3,112)	9,042	(14,579)	(389,522)
Corporate	(11,580)	(12,959)	(36,617)	(40,780)

Total operating income (loss)	$1,076	$10,227	$(20,813)	$(679,624)
Unallocated other expense	(4,596)	(5,795)	(12,164)	(18,739)

Income (loss) before income taxes	$(3,520)	$4,432	$(32,977)	$(698,363)

	August 1, 2010	November 1, 2009
Total assets:
Metal coil coating	$64,924	$57,254
Metal components	180,064	160,123
Engineered building systems	220,580	241,396
Corporate	103,012	155,745

Total assets	$568,580	$614,518

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
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009.
FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:
•	industry cyclicality and seasonality and adverse weather conditions;

•	general economic conditions affecting the construction industry;

•	the current financial crisis and U.S. recession;

•	the current challenges in the credit market;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations in connection with our debt;

•	the current economic and credit conditions severely affecting the Company’s operations;

•	recognition of asset impairment charges;

•	raw material pricing and supply;

•	the ability to make strategic acquisitions accretive to earnings;

•	the fluctuations in customer demand and other patterns;

•	environmental cleanups, investigations, claims and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	increases in energy costs;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K as filed with the SEC.
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
Third Fiscal Quarter
Each of our three business segments operated during the third quarter of fiscal 2010 in a very challenging business environment characterized by weak demand, pricing pressure and higher steel costs. Both our metal coil coating and metal components segments reported operating profits while our engineered building systems segment did not return to operating profitability in the third quarter of fiscal 2010 as pricing pressure and higher steel costs offset the benefits of higher volume.
Our metal coil coating segment continued to successfully sell its products to end users outside of the nonresidential construction industry and posted an 11.4% increase in third-party sales. Operating income increased more than four-fold compared to the same period in prior year.

Our metal components segment sales results benefitted from increased shipments of insulated metal panels and NuRoof® products, although overall tons shipped declined compared to the third quarter of fiscal 2009. Through commercial and cost discipline, this segment maintained a reasonable operating margin despite a 7% decline in third-party sales.
Our engineered building systems segment results continued to reflect a confluence of factors, including the overall weakness in the nonresidential construction activity and significant margin compression related to pricing pressure coupled with increasing steel costs. Through technology investments, this segment has succeeded in meeting or exceeding requests for faster turnaround times on all project phases, which has become an important competitive advantage.
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
One of the primary challenges we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal nine months ended August 1, 2010, steel represented approximately 69% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.
The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 7.8% from October 2009 to July 2010 and was 28.5% higher in July 2010 compared to July 2009. Steel prices increased rapidly and steeply during the first half of calendar 2008, and then began a rapid and precipitous decline in the fall of calendar 2008. In fiscal 2009, steel prices continued their decline at a precipitous rate until July 2009 when steel prices began to increase. This unusual level of volatility has negatively impacted our business. In the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our estimates of net realizable value less normal profit margins. Our sales volume was significantly lower than previously anticipated while raw material prices had declined more rapidly than expected. Second, some customers delayed projects, waiting to see where steel prices would bottom out. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in July 2010, indicates an expected reduction of 14% in square footage and a decrease of 8% in dollar value as compared to the prior calendar year. In 2011, the forecast is expected to increase, with an increase of 7% in dollar value in 2011 compared to 2010. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for July 2010 indicated that billings levels were modestly positive but inquiries remained negative compared to October 2009.
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
As a result of the market downturn, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal 2008 in the amount of approximately $120 million. We have incurred facility closure costs of $18.5 million through August 1, 2010 related to the three phase restructuring plan and expect to incur additional facility closure costs of $0.5 million in the remainder of fiscal 2010.
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
RESULTS OF OPERATIONS
As further discussed in the notes to our consolidated financial statements, our Consolidated Financial Statements for the three and nine month periods ended August 2, 2009 have been adjusted for the retrospective application of ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”).
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
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	August 1, 2010		August 2, 2009		August 1, 2010		August 2, 2009
		%		%		%		%
Sales:
Metal coil coating	$51,200	21	$44,256	19	$134,990	21	$125,283	17
Metal components	115,507	47	113,216	48	297,382	47	336,250	47
Engineered building systems	141,446	58	129,819	54	356,787	57	410,462	57
Intersegment sales	(62,861)	(26)	(49,431)	(21)	(160,087)	(25)	(150,051)	(21)

Total sales	$245,292	100	$237,860	100	$629,072	100	$721,944	100

Operating income (loss):
Metal coil coating	$5,201		$1,016		$12,412		$(105,726)
Metal components	10,567		13,128		17,971		(143,596)
Engineered building systems	(3,112)		9,042		(14,579)		(389,522)
Corporate	(11,580)		(12,959)		(36,617)		(40,780)

Total operating income (loss)	$1,076		$10,227		$(20,813)		$(679,624)
Unallocated other expense	(4,596)		(5,795)		(12,164)		(18,739)

Income (loss) before income taxes	$(3,520)		$4,432		$(32,977)		$(698,363)

FISCAL THREE MONTHS ENDED AUGUST 1, 2010 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 2, 2009
Consolidated sales increased by 3.1%, or $7.4 million for the three months ended August 1, 2010, compared to the three months ended August 2, 2009. This increase resulted from a 1.0% increase in external tonnage volumes and slightly higher relative sales prices in our metal components and metal coil coating segments as a result of higher steel prices. Higher tonnage volumes in the engineered building systems in the third quarter of fiscal 2010 compared to the same period in 2009 were driven by favorable lead times which increased market share for such products compared to the prior year’s period notwithstanding a 16.7% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill, for the third quarter of fiscal 2010 compared to the same period in the prior year.
Consolidated cost of sales increased by 10.4%, or $18.4 million for the three months ended August 1, 2010, compared to the three months ended August 2, 2009. Gross margins were 20.5% for the three months ended August 1, 2010 compared to 25.8% for the same period in the prior year. The decline in gross margins was the result of higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in our engineered building systems segment.
Metal coil coating sales increased by 15.7%, or $6.9 million to $51.2 million in the three months ended August 1, 2010, compared to $44.3 million in the same period in the prior year. Sales to third parties for the three months ended August 1, 2010 increased by 11.4% to $17.9 million from $16.1 million in the same period in the prior year, primarily as a result of a 19.5% increase in sales prices as a result of higher steel costs and a shift in product mix from tolling revenue for coating services to package sales of coated steel products, partially offset by a 2.9% decrease in external volume. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. In addition, there was a $5.1 million increase in intersegment sales for the three months ended August 1, 2010 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.3% of total consolidated third-party sales in the three months ended August 1, 2010 compared to 6.8% in the three months ended August 2, 2009.
Operating income (loss) of the metal coil coating segment increased to income of $5.2 million in the three months ended August 1, 2010 compared to income of $1.0 million in the same period in the prior year, primarily due to a $4.3 million increase in gross profit primarily due to higher relative sales prices as a result of higher steel costs.
Metal components sales increased 2.0%, or $2.3 million to $115.5 million in the three months ended August 1, 2010, compared to $113.2 million in the same period in the prior year. This increase compared to the same period in the prior year was primarily due to higher sales prices as a result of higher steel prices, partially offset by a 17.8% decrease in external tons shipped. Sales to third parties for the three months ended August 1, 2010 decreased $6.7 million to $89.4 million from $96.1 million in the same period in the prior year. The remaining $9.0 million represents an increase in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended August 1, 2010. Metal components third-party sales accounted for 36.5% of total consolidated third-party sales in the three months ended August 1, 2010 compared to 40.4% in the three months ended August 2, 2009.

Operating income (loss) of the metal components segment decreased to income of $10.6 million in the three months ended August 1, 2010, compared to income of $13.1 million in the same period in the prior year. This $2.6 million decrease resulted from a $2.0 million decrease in gross profit due to decreased volumes, partially offset by increases in relative sales prices noted above. In addition, the decrease in operating income (loss) was the result of a $0.6 million increase in selling and administrative expenses primarily related to a $0.6 million increase in general liability claims.
Engineered building systems sales increased 9.0%, or $11.6 million to $141.4 million in the three months ended August 1, 2010, compared to $129.8 million in the same period in prior year. This increase resulted from a 20.6% increase in external tons shipped, partially offset by lower sales prices. Sales to third parties for the three months ended August 1, 2010 increased $12.3 million to $138.0 million from $125.7 million in the same period in the prior year. This remaining $0.6 million represents a decrease in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in the three months ended August 1, 2010. Engineered building systems third-party sales accounted for 56.3% of total consolidated third-party sales in the three months ended August 1, 2010 compared to 52.9% in the three months ended August 2, 2009.
Operating income (loss) of the engineered building systems segment decreased to a loss of $(3.1) million in the three months ended August 1, 2010 compared to income of $9.0 million in the same period in the prior year. This $12.1 million decrease resulted from a $13.4 million decrease in gross profit due to declines in relative sales prices, partially offset by increased volumes noted above and a $0.7 million decrease in restructuring charges primarily related to $1.1 million of restructuring charges in the same period in the prior year. In addition, the decrease in operating income (loss) was the result of a $0.5 million decrease in selling and administrative expenses primarily due to a $0.7 million decrease in wage and benefit costs and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year and a $0.4 million decrease in healthcare costs as a result of a reduction in claims, partially offset by a $0.6 million increase in bad debt expense.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $48.7 million in the three months ended August 1, 2010, compared to $49.8 million in the same period in the prior year. The decrease in selling and administrative expenses was primarily due to a $0.7 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year. In addition, the decrease was the result of a $0.7 million decrease as a result of a lower increase in the underlying investments of the deferred compensation plan and a $0.6 million decrease in professional services, partially offset by a $0.8 million increase in bad debt expense. As a percentage of sales, selling, general and administrative expenses were 19.9% for the three months ended August 1, 2010 as compared to 20.9% for the three months ended August 2, 2009.
Consolidated restructuring charge decreased to $0.6 million in the three months ended August 1, 2010, compared to $1.2 million in the same period in the prior year. This decrease was primarily related to charges taken in connection with the closing of three of our engineered building systems manufacturing plants in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 32.6% to $4.4 million for the three months ended August 1, 2010, compared to $6.6 million for the same period of the prior year. On November 2, 2009, we adopted ASC 470-20 which required retrospective application and resulted in an increase in the reported interest expense on our Convertible Senior Subordinated Notes due 2024 (the “Convertible Notes”) from 2.125% to 7.5% (see Note 2 of our Consolidated Financial Statements). In the third quarter of fiscal 2009, we recorded accretion of the discounted carrying value of the Convertible Notes to their face amount in the amount of $2.1 million. In addition, interest expense decreased due to a reduction in our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.
Other income (expense), net decreased by 118.7% to an expense of $0.2 million for the three months ended August 1, 2010, compared to income of $1.1 million for the same period in the prior year. This decrease was primarily the result of a $0.5 million decrease in net foreign currency exchange gains and a $0.7 million decrease in the unrealized holding gains of the deferred compensation plan.
Consolidated provision (benefit) for income taxes decreased to a benefit of $(0.2) million for the three months ended August 1, 2010, compared to a provision of $1.8 million for the same period in the prior year. The decrease was primarily due to an $8.0 million decrease in pre-tax losses. The effective tax rate for the three months ended August 1, 2010 was a benefit of 6.3% compared to a provision of 41.2% for the same period in the prior year. The decrease in the effective tax rate was primarily due to a decrease in state income taxes which reduced the effective tax rate by 35.3% in the current period. We filed state income tax returns during the current period which updated our estimated tax expense and resulted in a 26.0% reduction in the effective tax rate during the period.
Consolidated Convertible Preferred Stock dividends and accretion for the three months ended August 1, 2010 was $8.6 million compared to no amount in the same period in the prior year and related primarily to $8.0 million of accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which accrues and accumulates dividends on a daily basis. The dividend rate accrued during such period was 12% per annum.
Consolidated Convertible Preferred Stock beneficial conversion feature for the three months ended August 1, 2010 was $4.6 million compared to no amount in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the “CD&R Funds” (further described in “—Liquidity and Capital Resources—Convertible Preferred Stock”) was $2.51 (or $12.55 as adjusted for the Reverse Stock Split). We recorded a $4.6 million beneficial conversion feature charge in the three months ended August 1, 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
Diluted income ( loss) per share decreased to a loss of $(0.90) per diluted share for the three months ended August 1, 2010, compared to income of $0.65 per diluted share for the same period in the prior year. The decrease in the diluted income (loss) per share was primarily due to the weighted average number of Common Shares outstanding which increased by 14.4 million due primarily to the completion of an exchange offer of our Convertible Notes in October 2009 (the “Exchange Offer”) and by a $19.1 million decrease in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section. In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for the three months ended August 1, 2010, but did not increase the weighted average number of Common Shares outstanding. At August 1, 2010, the Preferred Shares were convertible into 43.0 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.
FISCAL NINE MONTHS ENDED AUGUST 1, 2010 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 2, 2009
Consolidated sales decreased by 12.9%, or $92.9 million for the nine months ended August 1, 2010, compared to the nine months ended August 2, 2009. This decrease resulted from lower relative sales prices in our metal components and engineered building systems segments, partially offset by a 2.7% increase in external tonnage volumes. Higher tonnage volumes in the metal coil coating and engineered building systems segment in the first nine months of fiscal 2010 compared to the same period in 2009 were driven by increased market share for such products compared to the prior year’s period notwithstanding a 29.3% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill for the first nine months of fiscal 2010 compared to the same period in the prior year.
Consolidated cost of sales decreased by 10.8%, or $61.3 million for the nine months ended August 1, 2010, compared to the nine months ended August 2, 2009. Gross margins were 19.6% for the nine months ended August 1, 2010 compared to 15.2% for the same period in the prior year. During the first nine months of fiscal 2009, we recorded a $40.0 million inventory adjustment to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins, which accounted for 8.2% of the reduction in the gross margin percentage in the same period in the prior year. In addition, asset impairment charges in the first nine months of fiscal 2010 compared to the same period in the prior year decreased $5.1 million primarily as a result of a $5.9 million asset impairment charge in the first nine months of fiscal 2009. The decrease in asset impairment charges accounted for 0.7% of the improvement in gross margin percentage in the current period, for certain assets primarily within the engineered building systems segment and at corporate.
Metal coil coating sales increased by 7.7%, or $9.7 million to $135.0 million in the nine months ended August 1, 2010, compared to $125.3 million in the same period in the prior year. Sales to third parties for the nine months ended August 1, 2010 increased by 20.4% to $47.8 million from $39.7 million in the same period in the prior year, primarily as a result of 10.1% increase in external volume, a slight shift in product mix from tolling revenue for coating services to package sales of coated steel products and a 0.6% increase in sales prices. Generally, package sales of coated steel products contribute lower margin dollars per ton as a percentage of revenue, compared to toll processing sales. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already owned by the customer. In addition, there was a $1.6 million increase in intersegment sales for the nine months ended August 1, 2010 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.6% of total consolidated third-party sales in the nine months ended August 1, 2010 compared to 5.5% in the nine months ended August 2, 2009.
Operating income (loss) of the metal coil coating segment increased to income of $12.4 million in the nine months ended August 1, 2010 compared to a loss of $(105.7) million in the same period in the prior year, primarily due to goodwill and other intangible asset impairments of $99.0 million in the same period in the prior year and an $8.1 million charge to adjust inventory to lower of cost or market in the same period in the prior year. In addition, there was a $11.2 million increase in gross profit in the current period compared to the prior period primarily due to lower costs as a result of increased material utilization and improved fixed cost absorption with higher volumes.
Metal components sales decreased 11.6%, or $38.9 million to $297.4 million in the nine months ended August 1, 2010, compared to $336.3 million in the same period in the prior year. Sales were down compared to the same period in the prior year due to an 11.5% decrease in external tons shipped and lower sales prices. Sales to third parties for the nine months ended August 1, 2010 decreased $49.9 million to $233.9 million from $283.8 million in the same period in the prior year. The remaining $11.0 million represents an increase in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the nine months ended August 1, 2010. Metal components third-party sales accounted for 37.2% of total consolidated third-party sales in the nine months ended August 1, 2010 compared to 39.3% in the nine months ended August 2, 2009.
Operating income (loss) of the metal components segment increased to income of $18.0 million in the nine months ended August 1, 2010, compared to a loss of $(143.6) million in the same period in the prior year. This $161.6 million increase resulted from charges related to goodwill and other intangible asset impairment of $147.2 million in the same period in the prior year, a $17.2 million adjustment to inventory at the lower of cost or market in the same period in the prior year, a $0.8 million decrease in restructuring charges primarily related to $1.2 million of restructuring charges in the same period in the prior year, $0.8 million in asset impairment charges in the same period in the prior year, partially offset by an $8.4 million decrease in gross profit due to decreased volumes and declines in relative sales prices noted above. In addition, the increase in operating income (loss) was the result of a $3.9 million decrease in selling and administrative expenses primarily related to a $1.5 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year, a $1.4 million decrease in bad debt expense, a $0.7 million decrease in healthcare costs as a result of a reduction in claims and a $0.7 million decrease in selling expenses in response to the lower levels of business activity, partially offset by a $0.6 million increase in general liability claims.
Engineered building systems sales decreased 13.1%, or $53.7 million to $356.8 million in the nine months ended August 1, 2010, compared to $410.5 million in the same period in the prior year. This decrease resulted from lower sales prices and a 7.0% increase in external tons shipped. Sales to third parties for the nine months ended August 1, 2010 decreased $51.1 million to $347.4 million from $398.4 million in the same period in the prior year. The remaining $2.6 million represents a similar decrease in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the nine months ended August 1, 2010. Engineered building systems third-party sales accounted for 55.2% of total consolidated third-party sales in both the nine months ended August 1, 2010 and August 2, 2009.
Operating loss of the engineered building systems segment decreased to a loss of $(14.6) million in the nine months ended August 1, 2010 compared to a loss of $(389.5) million in the same period in the prior year. This $374.9 million improvement resulted from charges related to goodwill and other intangible asset impairments of $376.4 million in the same period in the prior year, a $14.7 million adjustment in inventory at the lower of cost or market in the same period in the prior year, a $4.5 million decrease in restructuring charges primarily related to $6.0 million of restructuring charges in the same period in the prior year, a $3.1 million decrease in asset impairment charges primarily related to $4.0 million of asset impairment charges in the same period in the prior year, partially offset by a $34.2 million decrease in gross profit due to declines in relative sales prices and volumes noted above. In addition, the decrease in operating loss was the result of a $10.8 million decrease in selling and administrative expenses primarily due to a $7.0 million decrease in wage and benefit costs and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year, a $2.5 million decrease in healthcare costs as a result of a reduction in claims and a $0.7 million decrease in marketing and advertising costs.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $142.4 million in the nine months ended August 1, 2010, compared to $159.5 million in the same period in the prior year. The decrease in selling and administrative expenses was primarily due to a $9.7 million decrease in wage and benefit costs and temporary labor costs due primarily to a reduced workforce and cost reduction programs implemented during the prior year. The remaining decrease was the result of a $3.3 million decrease in healthcare costs as a result of a reduction in claims, a $1.1 million decrease in bad debt expense, a $0.8 million decrease in franchise and sales taxes and a $0.8 million decrease in marketing and advertising costs. As a percentage of sales, selling, general and administrative expenses were 22.6% for the nine months ended August 1, 2010 as compared to 22.1% for the nine months ended August 2, 2009.
Consolidated goodwill and other intangible asset impairment in the prior year’s period was $622.6 million. No amounts were recorded in the first nine months ended August 1, 2010. The prior year’s impairment impacted all of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009 due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization.
Consolidated restructuring charge decreased to $1.9 million in the first nine months ended August 1, 2010, compared to $7.5 million in the same period in the prior year. This decrease was primarily related to the closing of six of our engineered building systems manufacturing plants in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 30.6% to $13.6 million for the nine months ended August 1, 2010, compared to $19.6 million for the same period in the prior year. On November 2, 2009, we adopted ASC 470-20 which required retrospective application and resulted in the reported interest expense on our Convertible Notes to increase from 2.125% to 7.5% (see Note 2 of our Consolidated Financial Statements). In the first nine months of fiscal 2009, we recorded accretion of the discounted carrying value of the Convertible Notes to their face amount in the amount of $6.3 million. In addition, interest expense decreased due to a reduction of our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.
Consolidated debt extinguishment and refinancing costs decreased to $0.2 million in the first nine months ended August 1, 2010, compared to $1.0 million in the same period in the prior year. These costs related to our refinancing which was completed on October 20, 2009.
Consolidated benefit for income taxes decreased to a benefit of $(11.5) million for the nine months ended August 1, 2010, compared to a benefit of $(49.4) million for the same period in the prior year. The decrease was primarily due to a $665.4 million decrease in pre-tax losses. The effective tax rate for the nine months ended August 1, 2010 was a benefit of 35.0% compared to a benefit of 7.1% for the same period in the prior year. The increase in the effective tax rate benefit was primarily due to non-deductible goodwill impairment costs which reduced the effective tax rate by 31.3% in the same period in the prior year.
Consolidated Convertible Preferred Stock dividends and accretion for the nine months ended August 1, 2010 was $25.2 million compared to no amount in the same period in the prior year and related primarily to $23.2 million of paid and accrued dividends on the Convertible Preferred Stock which accrues and accumulates dividends on a daily basis. The dividend rate accrued during such period was 12% per annum.

Consolidated Convertible Preferred Stock beneficial conversion feature for the nine months ended August 1, 2010 was $246.1 million compared to no amount in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with an initial conversion price of $1.2748 per Common Share equivalent (or $6.3740 as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the CD&R Funds (further described in “—Liquidity and Capital Resources—Convertible Preferred Stock”) was $2.51 (or $12.55 as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $4.6 million and $10.6 million beneficial conversion feature charge in the three months ended August 1, 2010 and May 2, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
Diluted loss per share decreased to a loss of $(16.10) per diluted share for the nine months ended August 1, 2010, compared to a loss of $(166.67) per diluted share for the same period in the prior year. The decrease in the diluted loss per share was primarily due to a $356.3 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. In addition, the weighted average number of Common Shares outstanding increased by 14.3 million due primarily to the Exchange Offer. In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for the nine months ended August 1, 2010, but did not increase the weighted average number of Common Shares outstanding. At August 1, 2010, the Preferred Shares were convertible into 43.0 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
On August 1, 2010, we had working capital of $148.5 million compared to $140.5 million at the end of fiscal 2009, an $8.0 million increase. The increase in working capital during the first nine months of fiscal 2010 was primarily due to an increase in inventory as a result of historically low inventories in prior year, the higher underlying cost of steel in the current period and as result of opportunistic raw material purchases in support of our customers. Our cash and cash equivalents decreased $36.8 million to $53.6 million compared to $90.4 million at November 1, 2009. The decrease in cash resulted from $20.7 million of cash used in operating activities, $10.5 million of cash used in investing activities and $5.5 million of cash used in financing activities. The cash used in operating activities was impacted by a $28.6 million increase in working capital and non-current assets and $7.9 million in cash provided by operating activities. The cash used in investing activities was primarily related to $11.3 million used for capital expenditures predominantly related to the purchase of an idle facility for our metal coil coating segment, a new insulated panel system facility and computer software. The cash used in financing activities was primarily due to $15.2 million of note payable and term loan payments, partially offset by a $10.1 million decrease in restricted cash.
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
As of August 1, 2010 and November 1, 2009, the Preferred Shares were convertible into 43.0 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $1.2748 (or $6.3740 as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent that the CD&R Funds had opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares held by the CD&R Funds were fully convertible into 40.6 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $4.6 million and $10.6 million beneficial conversion feature charge in the three months ended August 1, 2010 and May 2, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
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
At August 1, 2010 and November 1, 2009, we had Preferred Shares outstanding of 264,333 and 250,000, respectively. In addition, at August 1, 2010 and November 1, 2009, we had accrued but unpaid cash dividends and Preferred Stock dividends with a value of $9.9 million and $1.0 million, respectively. As of August 1, 2010 and November 1, 2009, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $274.3 million and $251.0 million, respectively.
On June 15, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 7,971.8137 shares of Convertible Preferred Stock for the period from March 16, 2010 through June 15, 2010. On March 17, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 6,361.5815 shares of Convertible Preferred Stock for the period from December 16, 2009 through March 15, 2010.
Debt
On October 20, 2009 (the “Closing Date”), simultaneously with the closing of the CD&R Equity Investment,
•	we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount of the term loans then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The term loan requires quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million in principal at maturity on April 20, 2014.

•	we entered into the ABL Facility pursuant to a loan and security agreement, with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility and letters of credit sub-facility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 14.0 million shares of Common Stock.

Amended Credit Agreement. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter.
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
The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.
The Amended Credit Agreement has no financial covenants until October 20, 2011, at which time the maximum consolidated leverage ratio of net indebtedness to EBITDA is 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013, to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. At August 1, 2010 and November 1, 2009, our consolidated leverage ratio was 3.18 and 2.25, respectively.
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
We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009 as a result of this expected mandatory prepayment. As a result, we are not required to make the quarterly principal payments for the remaining term of the term loan, except as required by the mandatory prepayment provisions.

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
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 1, 2010 and November 1, 2009, our excess availability under the ABL Facility was $90.7 million and $70.4 million, respectively. There were no amounts outstanding under the ABL Facility at both August 1, 2010 and November 1, 2009. In addition, at August 1, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL facility at November 1, 2009.
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
The ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. At August 1, 2010 and November 1, 2009, our fixed charge coverage ratio was 1.51 and 1.78, respectively.
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin. The margin was 3.50% through April 30, 2010 and thereafter ranges from 3.25% to 3.75% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin. The margin was 4.50% through April 30, 2010 and thereafter ranges from 4.25% to 4.75% depending on the quarterly average excess availability under such facility.
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
We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between $4 million and $6 million for the remainder of fiscal 2010 and expansion when needed.
We have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the nine months ended August 1, 2010 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
Our corporate strategy seeks potential acquisitions which provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require cash payments and/or issuance of additional debt.
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

NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss) (operating income (loss) plus goodwill and other intangible asset impairment, lower of cost or market charge, asset impairment and restructuring charges), adjusted diluted loss per share (loss per diluted common share plus goodwill and other intangible asset impairment, debt extinguishment and refinancing costs, lower of cost or market adjustment, convertible preferred stock beneficial conversion feature, restructuring charge, asset impairment and gain on embedded derivative) and adjusted EBITDA (net income (loss) plus depreciation and amortization, interest expense, provision for taxes and adjustments for key items). Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Amended Credit Agreement and ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended August 1, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,201	$10,567	$(3,112)	$(11,580)	$1,076
Goodwill and other intangible asset impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairments (recovery)	—	(78)	14	—	(64)
Restructuring charges	—	150	401	—	551

Adjusted operating income (loss)	$5,201	$10,639	$(2,697)	$(11,580)	$1,563

	For the Three Months Ended August 2, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$1,016	$13,128	$9,042	$(12,959)	$10,227
Goodwill and other intangible asset impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairments (recovery)	—	—	26	—	26
Restructuring charges	30	70	1,109	4	1,213

Adjusted operating income (loss)	$1,046	$13,198	$10,177	$(12,955)	$11,466

	For the Nine Months Ended August 1, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$12,412	$17,971	$(14,579)	$(36,617)	$(20,813)
Goodwill and other intangible asset impairment	—	—	—	—	—
Lower of cost or market charge	—	—	—	—	—
Asset impairments (recovery)	—	(74)	923	—	849
Restructuring charges	—	415	1,489	—	1,904

Adjusted operating income (loss)	$12,412	$18,312	$(12,167)	$(36,617)	$(18,060)

	For the Nine Months Ended August 2, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$(105,726)	$(143,596)	$(389,522)	$(40,780)	$(679,624)
Goodwill and other intangible asset impairment	98,959	147,239	376,366	—	622,564
Lower of cost or market charge	8,102	17,152	14,732	—	39,986
Asset impairments (recovery)	—	714	4,021	1,209	5,944
Restructuring charges	103	1,232	5,971	182	7,488

Adjusted operating income (loss)	$1,438	$22,741	$11,568	$(39,389)	$(3,642)

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options.
The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net income (loss) per diluted common share, GAAP basis (1)	$(0.90)	$0.65	$(16.10)	$(166.67)
Goodwill and other intangible asset impairment	—	—	—	154.07
Debt extinguishment and refinancing costs	—	0.07	0.01	0.17
Lower of cost or market adjustment	—	—	—	6.63
Convertible preferred stock beneficial conversion feature	0.25	—	13.53	—
Restructuring charge	0.01	0.22	0.07	1.26
Asset impairments (recovery)	—	0.01	0.03	0.99
Gain on embedded derivative	—	—	(0.03)	—

“Adjusted” diluted earnings (loss) per common share	$(0.64)	$0.95	$(2.49)	$(3.55)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 1,	August 2,	August 1,	August 2,
	2010	2009	2010	2009
Net income (loss) applicable to common shares, GAAP basis (1)	$(16,519)	$2,607	$(292,671)	$(648,945)
Goodwill and other intangible asset impairment	—	—	—	599,966
Debt extinguishment and refinancing costs	—	260	113	669
Lower of cost or market adjustment	—	—	—	25,773
Convertible preferred stock beneficial conversion feature	4,583	—	246,052	—
Restructuring charge	358	816	1,237	4,861
Asset impairments (recovery)	(42)	26	552	3,840
Gain on embedded derivative	(5)	—	(605)	—

“Adjusted” net income (loss) applicable to common shares	$(11,625)	$3,709	$(45,322)	$(13,836)

(1)	2009 amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.
The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

					Trailing 12
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Months
	November 1, 2009	January 31, 2010	May 2, 2010	August 1, 2010	August 1, 2010
Net Income (Loss) (1)	$(101,851)	$(10,486)	$(7,656)	$(3,299)	$(123,292)
Add:
Depreciation and amortization	7,640	7,521	7,480	7,457	30,098
Consolidated interest expense, net	9,578	4,507	4,670	4,392	23,147
Provision for taxes	(7,495)	(5,779)	(5,536)	(221)	(19,031)
Non-cash charges:
Stock-based compensation	1,045	801	1,403	1,374	4,623
Goodwill and intangible impairment	—	—	—	—	—
Asset impairments (recovery)	347	1,029	(116)	(64)	1,196
Lower of cost or market charges	—	—	—	—	—
Embedded derivative	—	(919)	(4)	(7)	(930)
Cash restructuring charges	1,564	524	829	551	3,468
Transaction costs	107,718	174	—	—	107,892

Adjusted EBITDA	$18,546	$(2,628)	$1,070	$10,183	$27,171

					Trailing 12
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Months
	November 2, 2008	February 1, 2009	May 3, 2009	August 2, 2009	August 2, 2009
Net Income (Loss) (1)	$23,218	$(529,981)	$(121,571)	$2,607	$(625,727)
Add:
Depreciation and amortization	8,334	8,324	8,436	7,586	32,680
Consolidated interest expense, net	7,761	6,623	6,168	6,487	27,039
Provision for taxes	17,092	(34,861)	(16,382)	1,825	(32,326)
Non-cash charges:
Stock-based compensation	1,628	1,372	1,177	1,241	5,418
Goodwill and intangible impairment	—	517,628	104,936	—	622,564
Asset impairments (recovery)	157	623	5,295	26	6,101
Lower of cost or market charges	2,739	29,378	10,608	—	42,725
Embedded derivative	—	—	—	—	—
Cash restructuring charges	150	2,479	3,796	1,213	7,638
Transaction costs	—	—	629	401	1,030

Adjusted EBITDA	$61,079	$1,585	$3,092	$21,386	$87,142

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 1, 2010, we were not involved in any unconsolidated SPE transactions.
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 1, 2009. In addition, below we have updated our critical accounting policy related to property, plant and equipment and have added a critical accounting policy related to beneficial conversion features and dividend policy.
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
Beneficial conversion features and dividend policy. Our Convertible Preferred Stock contains beneficial conversion features. We recorded a beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $4.6 million and $10.6 million beneficial conversion feature charge in the three months ended August 1, 2010 and May 2, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy is reasonable as our policy matches the legal transfer and conversion rights of the majority shareholder.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended August 1, 2010, steel constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel and Arcelor Mittal are among the manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. Given reduced steel production, higher input costs and low inventories in the industry, we believe steel prices will be higher, on average, in fiscal 2010 as compared to the prices we experienced during the second half of fiscal 2009. In addition, we expect steel prices in fiscal 2011 to be slightly higher, on average, as compared to the prices we experienced or expect to experience in fiscal 2010.

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
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first nine months of fiscal 2010, we purchased approximately 28% of our steel requirements from one vendor. No other vendor accounted for over 10% of our steel requirements during the first nine months of fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements, during the first nine months of fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, announced production cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.
With steel accounting for approximately 69% of our cost of sales for the fiscal nine months ended August 1, 2010, a one percent change in the cost of steel would have resulted in a pre-tax impact of approximately $3.5 million for the nine months ended August 1, 2010, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 1, 2010, we had $136.3 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. While there were no Convertible Notes outstanding at August 1, 2010, the fair value of our Convertible Notes at November 1, 2009 was approximately $0.1 million compared to the face value of $0.1 million. The fair value of our Amended Credit Agreement at August 1, 2010 and November 1, 2009 was approximately $132.9 million and $138.0 million, respectively, compared to the face value of $136.3 million and $150.0 million, respectively.
We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 12 to the Consolidated Financial Statements, we effectively converted $160 million of the $400 million term loan under the credit agreement as in effect prior to October 20, 2009 (subsequently amended and repaid in part) to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). The Swap Agreement expired on June 17, 2010. At November 1, 2009, the notional amount of the Swap Agreement was $65 million. However, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. The LIBOR rates over the remaining terms of the Swap Agreement did not exceed the LIBOR floor stated in the Amended Credit Agreement which in effect resulted in fixed rate debt.
See Note 10 — Debt and Note Payable to the Consolidated Financial Statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency exchange (losses) for the three and nine month periods ended August 1, 2010 were $(0.3) million and $(0.2) million, respectively. Net foreign currency exchange gains (losses) for the three and nine month periods ended August 2, 2009 were $0.1 million and $(0.1) million, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains included in net income for the three and nine month periods ended August 1, 2010 was $0.1 million and $0.4 million, respectively. The net foreign currency exchange gains included in net income for the three and nine month periods ended August 2, 2009 were $0.2 million and $0.3 million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.3) million for the nine month periods ended

August 2, 2009. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for the three months ended August 2, 2009 and both the three and nine months ended August 1, 2010 was insignificant.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of August 1, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
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
Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. There have been no material changes to the risk factors described either in our most recent Form 10-K or previous Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the third quarter of fiscal 2010:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of Shares	Number of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
May 3, 2010 to May 30, 2010	––	$––	—	129,218
May 31, 2010 to June 27, 2010	—	—	—	129,218
June 28, 2010 to August 1, 2010	—	—	—	129,218

Total	––	$––	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first nine months of fiscal 2010, we did not repurchase any shares of Common Stock. At August 1, 2010, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.

Item 6.	Exhibits.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: September 8, 2010	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.2	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)

2.3	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)

2.4	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

**	Furnished herewith