Form 10-K
period 2010-10-31
NCI BUILDING SYSTEMS INC
filed 2010-12-22
CIK 883902

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes     ☑ No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 2, 2010, was $269,681,531, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the registrant outstanding on December 16, 2010 was 19,566,547.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of November 1, 2010.

i

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

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

ii

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

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $151 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represented approximately 90% of the total nonresidential construction industry during our fiscal year ended 2010. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of over 3,300 authorized builders across North America.

We are comprised of a family of companies operating 32 manufacturing facilities spanning the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

The Company was founded in 1984 and reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. As a result of the acquisition of MBCI, we became the largest domestic manufacturer of nonresidential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. The RCC acquisition created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had individually, prior to the acquisition.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face in the short term is that the United States economy is currently undergoing a period of slowdown and unprecedented volatility which, beginning in the third quarter of 2008, has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to fund projects has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business.

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in October 2010, indicates an expected reduction of 18% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In 2011, the forecast is expected to increase, with an increase of 8% in square footage and an increase of 4% in dollar value in 2011 compared to 2010. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for October 2010 indicated that both billings levels and inquiries were modestly positive compared to October 2009.

The metal coil coating, metal components and engineered building systems businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of the fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal year ended October 31, 2010, steel represented approximately 70% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, increased 2.6% from October 2009 to October 2010 but was 36% lower in October 2009 compared to October 2008. Steel prices increased rapidly and substantially during the first half of calendar 2008, and then began a rapid and precipitous decline in the fall of calendar 2008. In 2009, steel prices continued their decline at a precipitous rate until July 2009 when steel prices began to increase. This unusual level of volatility has negatively impacted our business. In the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our estimates of net realizable value less normal profit margins. Our sales volume was significantly lower than previously anticipated and raw material prices had declined more rapidly than expected. Some customers delayed projects in an effort to wait and see how low steel prices would fall.

As a result of the market downturn in 2008 and 2009, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of this three phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal year 2008 in the amount of approximately $120 million. We have incurred facility closure costs from fiscal 2008 to fiscal 2010 of $20.3 million through October 31, 2010 related to the three phase restructuring plan and do not expect to incur significant additional costs under the plan.

On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), investment funds managed by Clayton, Dubilier & Rice, LLC, purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (the “Equity Investment”). In connection with the closing of the Equity Investment, among other things:

•	we consummated an exchange offer (the “Exchange Offer”) to acquire all of our existing $180 million aggregate principal amount 2.125% Convertible Senior Subordinated Notes due 2024 in exchange for a combination of $90.0 million in cash and 70.2 million shares of common stock;

•	we refinanced our existing term loan by repaying approximately $143 million in principal amount of the then existing $293 million in principal amount of outstanding term loans and amending the terms and extending the maturity of the remaining $150 million balance (the “Amended Credit Agreement”); and

•	we entered into an asset-based revolving credit facility with a maximum available amount of up to $125 million (the “ABL Facility”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of November 1, 2009, the Preferred Shares were convertible into 39.2 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, by previous action of the independent, non-CD&R board members, we were able to effect the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend declaration date on which such dividends would otherwise compound. Members of our board of directors who are not affiliated with the CD&R Funds, have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which limit or restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and October 20, 2010 under the ABL Facility. On December 3, 2010, we finalized an amendment of our ABL facility which, among other items, relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stocks to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Unallocated expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income.

Our total sales, external sales, operating income (loss) and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2010	%	2009	%	2008	%

Total sales:
Metal coil coating	$181,874	21	$169,897	18	$305,657	17
Metal components	415,857	48	458,734	47	715,255	41
Engineered building systems	490,746	56	538,938	56	1,109,115	63
Intersegment sales	(217,951)	(25)	(202,317)	(21)	(367,287)	(21)

Total net sales	$870,526	100	$965,252	100	$1,762,740	100
External sales:
Metal coil coating	$65,240	7	$53,189	6	$96,957	6
Metal components	328,077	38	389,132	40	600,010	34
Engineered building systems	477,209	55	522,931	54	1,065,773	60

Total net sales	$870,526	100	$965,252	100	$1,762,740	100
Operating income (loss):
Metal coil coating	$16,166		$(99,689)		$29,312
Metal components	26,791		(130,039)		82,102
Engineered building systems	(18,438)		(389,007)		108,152
Corporate	(49,106)		(64,583)		(64,619)

Total operating income (loss)	$(24,587)		$(683,318)		$154,947
Unallocated other expense	(15,620)		(124,391)		(33,663)

Income (loss) before income taxes	$(40,207)		$(807,709)		$121,284
Total assets as of fiscal year end 2010 and 2009:
Metal coil coating	$57,137	10	$57,254	9
Metal components	167,542	30	160,124	26
Engineered building systems	208,232	37	241,099	39
Corporate	127,613	23	155,691	26

Total assets	$560,524	100	$614,168	100

Metal Coil Coating.

Products.  Metal coil coating consists of cleaning, treating and painting various flat-rolled metal substrate material, as well as slitting and/or embossing the material, before it is fabricated for use by various industrial users. Light gauge and heavy gauge metal coils that are painted, either for decorative or corrosion protection purposes, are used in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted metal coils are used by manufacturers of other steel products, such as water heaters, lighting fixtures and ceiling grids. We clean, treat and coat both hot-rolled metal coils and light gauge metal coils for third party customers, for a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture and other products. We provide both toll coating services and package sales that include paint and metal. We provide toll coating services when the customer provides the metal coil and we provide only the coil coating service. We provide a painted metal package when we sell both the metal coil and the coil coating service.

We believe that our pre-painted metal coils are a higher quality product, environmentally cleaner and more cost-effective than painted metal products that are produced in other manufacturers’ in-house painting operations. Pre-painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Manufacturing.  We currently operate five metal coil coating facilities in five states. Two of our facilities coat hot-rolled, heavy gauge metal coils and three of our facilities coat light gauge metal coils.

In June 2010, we completed the purchase of an idle coating facility located in Middletown, Ohio. The facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. Depending on market conditions we anticipate the facility will remain idle until fiscal 2012, at the earliest. Additional capital expenditures are needed for the facility to meet our purposes and required efficiencies.

Metal coil coating processes involve applying various types of chemical treatments and paint systems to flat-rolled continuous coils of metal, including steel and aluminum. These processes give the coils a baked-on finish that both protects the metal and makes it more attractive. In the initial step of the coating process, the metal substrate is cleaned and pretreated. A finish coating is then applied and oven cured. Then the metal substrate is recoiled and packaged for shipment. Slitting and embossing services can also be performed in accordance with customer specifications, on the coated metal coil before shipping.

Sales, Marketing and Customers.  We process metal coils for a number of national accounts and to supply substantially all of our internal metal coil coating requirements.

Our customers include other manufacturers of engineered building systems and metal components, as well as, light gauge steel coils for steel mills, metal service centers and painted coil distributors that supply the painted coils to various industrial users, including manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters and other products. Each of our metal coil coating facilities has an independent sales staff.

We market our metal coil coating products under the brand names “Metal Coaters” and “Metal-Prep” and sell our products and services principally to OEM’s who utilized pre-painted metal and distributors of pre-painted metal coils, as well as to our own metal components and engineered building systems segments. During fiscal 2010, the largest customer of our metal coil coating segment accounted for approximately 1.5% of our total consolidated sales.

According to information collected by the National Coil Coating Association and from other market sources, we believe that approximately 3.0 — 3.5 million tons of light gauge, flat rolled metal substrate and approximately 0.5 — 0.7 million tons of heavy gauge, metal substrate are currently being coated on an annual basis in the United States. We believe that we account for approximately 12% of the current light gauge, coated steel market and approximately 42% of the current heavy gauge, coated steel market.

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

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are also developing and marketing new products such as our Insulated Panel Systems (“IPS”), Eco-ficienttm panel systems, SoundwallTM, Nu-RoofTM system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry. We custom produce purlins and girts for our customers and offer one of the widest selections of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

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

Manufacturing.  We currently operate 18 facilities in 10 states used for manufacturing of metal components for the nonresidential construction industry, including three facilities for our door operations and one facility for our insulated panel systems.

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

We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 21 non-exclusive, on-going license agreements to 18 companies, both domestic and international, relating to our standing seam roof technology.

These licenses, for a fee, are provided with MBCI’s technical know how relating to the marketing, sales, testing, engineering, estimating, manufacture and installation of the licensed product. The licensees buy their own roll forming equipment to manufacture the roof panels and typically buy accessories for the licensed roof system from MBCI.

We estimate that metal roofing currently accounts for less than 10% of total roofing material expenditures. However, metal roofing accounts for a significant portion of the overall metal components market. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market.

In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self storage industry and metal and other buildings. In addition, one of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We retooled one facility in Jackson, Mississippi to manufacture insulated panels and this facility is now operational.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, please read “— Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “American Building Components” (“ABC”), “IPS” and “Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots which has six retail stores in Texas and New Mexico and specifically targets end-use consumers and small general contractors.

We market our components products within five product lines: commercial/industrial, architectural, standing seam roof systems, agricultural and residential. Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators, post frame contractors, material resellers and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers have emerged as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2010, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

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

The Long Bay® System allows for construction of metal buildings with bay spacings of up to 65 feet without internal supports. This compares to bay spacings of up to 40 feet under other engineered building systems. The Long Bay® System virtually eliminates all welding at the site, significantly reducing construction time compared with conventional steel construction. Our Long Bay® System is ideally suited for large building applications, as it can meet the construction demands for such high-complexity structures while requiring less time to custom engineer and design than other high-complexity building systems. This allows us to meet our customers’ needs for large and complex projects more efficiently.

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

Environmentally friendly.  Our buildings utilize between 30% and 60% recycled content and our roofing and siding utilize painted surfaces with high reflectance and emissivity, which help conserve energy and operating costs.

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

Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. According to the Metal Building Manufacturers Association (“MBMA”), domestic and export sales of engineered building systems by its members, which represent a limited number of actual buildings manufactured, for 2009 and 2008, totaled approximately $1.7 billion and $3.3 billion, respectively. Although final 2010 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems will remain relatively flat in 2010 compared with 2009. McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, actually declined by 24.9% during our fiscal year. McGraw-Hill Construction’s forecast for calendar 2010 indicates a total nonresidential construction reduction of 18% in square footage and 10% in dollar value. The forecast for calendar 2011 indicates a total nonresidential construction increase of 8% in square footage and 4% in dollar value over 2010.

We believe the cost of an engineered building system, excluding the cost of the land, generally represents approximately 10% to 15% of the total cost of constructing a building, which includes such elements as labor, plumbing, electricity, heating and air conditioning systems, installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, places of worship, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the desired balance of strength, thermal efficiency and attractiveness.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,300 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2010, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales.

The majority of our sales of engineered building systems are made through our authorized builder networks. We enter into an authorized builder agreement with independent general contractors that market our products and services to users. These agreements generally grant the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party on 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. In some cases, we also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage those businesses to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders.

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

Fixed cost containment as the nonresidential construction market improves is our top corporate-wide initiative. We will continue our focus on leveraging technology and automation to be one of the lowest cost producers, and enhance plant utilization through expanded use of our hub & spoke distribution model. Finally, we will continue to identify and assess opportunistic acquisition candidates.

•	Metal Coil Coating Segment

Through diversification of our external customer base, we plan to substantially increase toll and package sales and make the segment somewhat less dependent on the construction industry. We plan to bring our recently purchased Middletown, OH coating facility on-line and we will continue to leverage efficiency improvements to be one of the lowest cost producers.

•	Components Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We plan to expand our insulated panel capabilities and product offering utilizing our new state-of-the-art manufacturing facility in Jackson, MS and other future locations. In addition, we plan to accelerate and expand Nu-Rooftm, our retrofit roofing product.

•	Buildings Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We will continue to enhance and share engineering and drafting technologies across all Buildings brands, while at the same time continuing to increase product standardization. We intend to expand material sales by offering furnish & erect services and the ability to supply higher complexity structures for the Industrial market. In addition, we are deploying web-based pricing software to enhance small building sales across our brands.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. We purchased approximately 36% of our steel requirements from two vendors in fiscal 2010 and 30% of our steel requirements from one vendor in fiscal 2009. No other vendor accounted for over 10% of our steel requirements during fiscal 2010 or 2009. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse affect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased to $56.8 million at October 31, 2010 from $48.1 million at November 1, 2009. During fiscal 2009, we recorded a charge of $40.0 million to reduce the carrying amount on certain raw material inventory to the lower of cost or market. No such charge was required during fiscal 2010.

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils, and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2010 and 2009, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 182 to a low point of 140 in fiscal 2010 and fluctuated significantly from a high point on the CRU Index of 187 to a low point of 112 in fiscal 2009. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel, Arcelor Mittal and Severstal Sparrows Point are among these manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. Given the level of consolidation, the anticipated additional domestic market capacity and generally low inventories in the industry, we believe steel prices will continue to be volatile and will be moderately higher, on average, in fiscal 2011 as compared with the prices we experienced during fiscal 2010.

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

Backlog

At October 31, 2010 and November 1, 2009, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $193.9 million and $253.7 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason. Current economic conditions have resulted in higher levels of cancellations than we historically have experienced. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that approximately 30% of this backlog will extend beyond one year.

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

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt.”

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of our waste;

•	requiring investigative or remedial action to mitigate or address certain environmental conditions that may have been caused by our operations or attributable to former owners or operators; and

•	enjoining or restricting the operations of facilities found to not be in compliance with environmental laws and regulations or permits issued pursuant to such laws or regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, the issuance of orders enjoining or restricting current or future operations, or the denial or revocation of permits or other authorizations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or other waste products into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that may affect human health or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may differ from the amounts we currently anticipate. We anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with environmental laws and regulations and to minimize the costs of such compliance.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities we are presently engaged in are not expected to materially interrupt or diminish our operational ability to manufacture our products. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs.

The following is a discussion of some environmental and safety requirements that relate to our business:

Air Emissions.  Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial sources, including our manufacturing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to reduce emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, criminal enforcement actions. We may be required to incur certain capital and other expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.

More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, EPA has issued regulations requiring the reporting of GHG emissions from certain specified sources of GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010, including large GHG gas emission sources. These requirements could increase the cost of doing business for us and our suppliers, including increasing the cost of steel, and thus adversely affect the demand for our products.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions on us and our suppliers. Such restrictions could potentially make our products more expensive and thus reduce demand for them, which could have a material adverse effect on the demand for our products and our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations, including affecting the supply of our raw materials.

Hazardous and Solid Industrial Waste.  Our operations generate wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid industrial waste. For example, industrial waste such as paint waste, waste solvents, and waste oils may be regulated as hazardous waste. RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste. However, these non-hazardous or exempted wastes are still regulated under state law or the less stringent solid waste requirements of RCRA.

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our ordinary operations we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released for damages to natural resources, and for the costs of certain health studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for manufacturing operations. Hazardous substances or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed by prior owners or operators), investigate or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or releases), or perform remedial closure operations to prevent future contamination. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment. See “Item 3. Legal Proceedings” for further discussion of specific environmental remediation activities.

Waste Water Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. The unauthorized discharge of pollutants, including discharges resulting from an industrial release, is prohibited. Any unauthorized release of pollutants from our facilities could result in administrative, civil and criminal fines or penalties as well as significant remedial obligations.

Employee Health and Safety.  We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be made available to employees, state and local government authorities and citizens. We believe that we are in compliance with these requirements and that our operations will not be materially adversely affected by such requirements.

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

Patents, Licenses and Proprietary Rights

We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. The patent on our Long Bay® System expires in 2022. We also have several registered trademarks and pending registrations in the United States.

Research and Development Costs

Total expenditures for research and development were $1.1 million, $1.0 million and $1.8 million for fiscal 2010, 2009 and 2008, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of October 31, 2010, we had approximately 3,606 employees, of whom 2,068 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 10.6% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

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

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in October 2010, indicates an expected reduction of 18% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In 2011, the forecast is expected to increase, with an increase of 4% in dollar value in 2011 compared to 2010. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for October 2010 indicated that both billings levels and inquiries were modestly positive compared to October 2009.

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

Subject to restrictions in our Amended Credit Agreement and ABL Facility, we may incur substantial additional debt from time to time to finance acquisitions, capital expenditures or for other purposes.

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

We are required to make mandatory payments under the Amended Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in our Amended Credit Agreement. The Amended Credit Agreement also requires us, beginning with the fourth quarter of fiscal 2011, to satisfy set financial tests relating to our leverage ratio, provided that these financial tests will not apply to any fiscal quarter in which certain amortization targets are met. However, if we continue to make quarterly prepayments of 0.25% of the then outstanding principal balance, based on our prepayments made through October 31, 2010, the leverage ratio covenant has been effectively deferred until at least the third quarter of fiscal 2012. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million which effectively deferred our leverage ratio covenant until at least the fourth quarter of fiscal 2012.

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

We may recognize goodwill or other intangible asset impairment charges.

Future triggering events, such as declines in our cash flow projections, may cause impairments of our goodwill or intangible assets based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2010 and determined that no impairments of our goodwill or long-lived intangibles were required.

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

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. With such production cuts, a sudden increase in demand could affect our ability to purchase steel and result in rapidly increasing steel prices.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2010, we purchased approximately 36% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements during fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, production cutbacks or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

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

Because we emit and discharge pollutants into the environment, own and operate real property that has historically been used for industrial purposes, and generate and handle hazardous substances and waste, we incur costs and liabilities to comply with environmental laws and regulations. We may incur significant additional costs as those laws and regulations or their enforcement change in the future, if there is a release of hazardous substances into the environment or if a historical release of hazardous substances or other contamination is identified. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal RCRA and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities and (iii) the CERCLA and comparable state laws that impose liability for the investigation and cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, personal injury, property or natural resource damages claims and the issuance of orders enjoining current or future operations, or the denial or revocation of permits or other authorizations. For more information about the effect of environmental laws and regulations on our business, see “Item 1. Business — Environmental Matters.”

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

During fiscal 2010, our stock price on the New York Stock Exchange ranged from a high of approximately $15.95 per share to a low of approximately $8.09 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

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

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend declaration date on which such dividends would otherwise compound. If dividends are not declared in cash or in kind, such dividends compound on the dividend declaration date. If dividends on the Convertible Preferred Stock are paid in-kind, it will dilute the ownership interest of stockholders.

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

On the Dividend Payment Committee date, we have the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and Asset-Based Lending Facility (“ABL Facility”) which restricts our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. As a result, the dividend for the period up to the December 15, 2009 dividend declaration date compounded at a rate of 12% per annum.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

If, at any time after the 30-month anniversary of the Closing Date, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date.

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

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public heath and the environment because emissions of such gases are, according to the federal Environmental Protection Agency, or EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs from motor vehicles and could trigger permit review for GHGs from certain stationary sources. In June 2010, EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, EPA has issued regulations requiring the reporting of GHG emissions from certain, specified sources of GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010, including large GHG gas emission sources. These requirements could increase the cost of doing business for us and our suppliers, including increasing the cost of steel, and adversely affect the demand for our products.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until the overall GHG emission reduction goal is achieved. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas in which we conduct business could result in increased compliance costs or additional operating restrictions on us and our suppliers. Such restrictions could potentially make our products more expensive and thus reduce demand for them, which could have a material adverse effect on the demand for our products and our business. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our assets and operations, including affecting the supply of our raw materials.

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

Item 1B.	Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2.	Properties.

As of October 31, 2010, we conduct manufacturing operations at the following facilities.

		Square	Owned or
Facility	Products	Feet	Leased

Domestic:
Chandler, Arizona	Doors and related metal components	37,975	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	125,081	Owned
Douglasville, Georgia	Doors and related metal components	83,775	Owned
Marietta, Georgia	Metal coil coating	194,836	Leased
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	232,368	Owned
Oskaloosa, Iowa	Metal components(5)	74,771	Owned
Nicholasville, Kentucky	Metal components(5)	26,943	Owned
Jackson, Mississippi	Metal components(8)	171,790	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	132,752	Owned
Omaha, Nebraska	Metal components(5)	55,460	Owned
Rome, New York	Metal components(5)	83,500	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	335,756	Owned
Houston, Texas	Metal coil coating	36,509	Owned
Houston, Texas	Engineered building systems(4)	497,856	Owned
Houston, Texas	Engineered building systems(7)	117,208	Owned
Houston, Texas	Doors and related metal components	42,500	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Salt Lake City, Utah	Metal components(3)	93,508	Owned
Spokane, Washington	Engineered building systems(4)	157,000	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	256,553	Owned

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.

(5)	Metal roof and wall systems.

(6)	Primary structures for engineered building systems.

(7)	Structural steel.

(8)	Insulated panel systems.

We also operate six Metal Depots facilities that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

Additionally, we own approximately seven acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. We also own approximately five acres of land at another location in Houston adjacent to one of our manufacturing facilities. We own approximately 15 acres of undeveloped land adjacent to our Garco facility in Spokane, Washington.

As a result of the market downturn in 2008 and 2009, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal year 2008 in the amount of approximately $120 million. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three phase restructuring plan and do not expect to incur additional significant costs under the plan.

In November 2008, we approved the Phase I plan to close three of our engineered building systems manufacturing plants. In addition, as part of the restructuring, we implemented a general employee reduction program. Specifically, one of our facilities, which was closed during fiscal 2008, is being retooled for use in connection with our insulated panel systems product line. We have incurred facility closure costs of approximately $9.2 million related to these Phase I facility closures. Most of these expenses were recorded during the first and second quarters of fiscal 2009.

In February 2009, we approved the Phase II plan to close one of our facilities within the engineered building systems segment in a continuing effort to rationalize our least efficient facilities. We have incurred facility closure costs of $0.9 million related to this facility. Most of these expenses were recorded during the second quarter of fiscal 2009.

In April 2009, we approved the Phase III plan to close or idle three of our manufacturing facilities within the engineered building systems segment and two facilities within the metal components segment in a continuing effort to rationalize our least efficient facilities. In addition, manufacturing at one of our metal components facilities was temporarily suspended and currently functions as a distribution and customer service site. As part of the restructuring, we also added to the general employee reduction program. We have incurred facility closure costs of approximately $10.2 million related to these Phase III facility closures. Most of these expenses were recorded during the second quarter of fiscal 2009 and the fourth quarter of fiscal 2010.

In June 2010, we completed the purchase of an idle coating facility located in Middletown, Ohio. The facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. The facility will remain idle until fiscal 2012.

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

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 20, 2010, there were 59 holders of record and an estimated 10,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Amended Credit Agreement and ABL Facility either limit or restrict our ability to do so. As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, the dividends on the Convertible Preferred Stock for each quarter of fiscal 2010, with the exception for the December 15, 2010 payment, were paid in-kind at a pro rata rate of 12% per annum. On December 15, 2010, we paid the $5.55 million Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. The determination of cash payment versus payment in-kind or “PIK” of the Convertible Preferred Stock dividends hereafter will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements. Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan. For additional information regarding the restrictions on the payment of dividends contained in our Amended Credit Agreement and ABL Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Fiscal Year 2010
Quarter Ended	High	Low

January 31	$12.20	$8.50
May 2	$15.95	$9.05
August 1	$14.02	$8.09
October 31	$10.80	$8.63

Fiscal Year 2009
Quarter Ended	High	Low

February 1	$96.75	$57.80
May 3	$66.30	$8.80
August 2	$37.50	$9.05
November 1	$25.60	$8.00

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2010:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as Part	Shares that May
	(a) Total Number	(b) Average Price	of Publicly	Yet be Purchased
	of Shares	Paid per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)	or Programs	Programs(1)

August 2, 2010 to August 29, 2010	—	—	—	129,218
August 30, 2010 to September 26, 2010	—	—	—	129,218
September 27, 2010 to October 31, 2010	—	—	—	129,218
Total	—	—	—	129,218

(1)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. Although we did not repurchase any shares of our common stock during fiscal 2010, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock. At October 31, 2010, there were 0.1 million shares remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from October 31, 2005 to the end of the fiscal year ended October 31, 2010 with the cumulative total return on the (i) S&P SmallCap Index, (ii) New York Stock Exchange Index, our previous index, (iii) S&P 600 Building Products peer group, and (iv) the Morningstar Industry Group — General Building Materials, our previous peer group. The comparison assumes $100 was invested on October 31, 2005 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

ASSUMES $100 INVESTED ON OCT. 31, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2010

In accordance with the rules and regulations of the SEC, the above stock performance chart shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934 (the “Exchange Act”) or to the liabilities of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate it by reference into such filing.

In prior years, the Company had selected the NYSE Composite Index and a general building materials Peer Group Index compiled by Morningstar (formerly the Hemscott Group). We believe the S&P SmallCap Index and the S&P 600 Building Products peer group provide a more meaningful reflection of our industry and industry peers than the indices selected in the past. Therefore, we believe the S&P SmallCap Index and the S&P 600 Buildings Products peer group provide a more meaningful comparison of our relative stock performance. The chart above includes a comparison of our cumulative total returns to both the previously selected indices as well as the indices selected for current and future comparisons.

Item 6.	Selected Financial Data.

The selected financial data for each of the three fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 has been derived from the audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 28, 2007 and October 29, 2006 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2010		2009		2008(6)		2007	2006
			In thousands, except per share data

Sales	$870,526		$965,252		$1,762,740		$1,625,068	$1,571,183
Net income (loss)	(26,877	)(1)	(750,796	)(2)	73,278	(3)	58,568	68,946
Net income (loss) applicable to common shares	(311,227	)(1)	(762,509	)(2)	—		—	—
Earnings (loss) per common share(5):
Basic	(17.07)		(171.18)		18.58		14.67	16.98
Diluted	(17.07	)(1)	(171.18	)(2)	18.49	(3)	13.89	15.91
Cash flow from operating activities	6,306		95,336		40,194		137,625	121,514
Total assets	560,524		614,168		1,379,492		1,342,172	1,299,023
Total debt	136,305		150,249		465,244		479,374	472,418
Convertible Preferred Stock	256,870		222,815		—		—	—
Stockholders’ equity	$876		$50,078		$628,074		$549,544	$513,417
Diluted average common shares	18,229	(4)	4,403	(4)	3,886		4,139	4,264

(1)	Includes restructuring charges of $3.5 million ($2.2 million after tax), asset impairments of $1.1 million ($0.7 million after tax) and pre-acquisition contingency adjustment of $0.2 million ($0.2 million after tax) in fiscal 2010.

(2)	Includes goodwill and other intangible asset impairment of $622.6 million ($600.0 million after tax), debt extinguishment and refinancing costs of $97.6 million ($92.4 million after tax), lower of cost or market charge of $40.0 million ($25.8 million after tax), change in control charges of $11.2 million ($6.9 million after tax), restructuring charges of $9.1 million ($5.6 million after tax), asset impairments of $6.3 million ($3.9 million after tax), interest rate swap of $3.1 million ($1.9 million after tax) and environmental and other contingencies of $1.1 million ($0.7 million after tax) in fiscal 2009.

(3)	Includes executive retirement costs of $2.9 million ($1.8 million after tax), lower of cost or market charge of $2.7 million ($1.6 million after tax), restructuring charges of $1.1 million ($0.7 million after tax) and asset impairments of $0.2 million ($0.12 million after tax) in fiscal 2008.

(4)	In October 2009, we consummated an exchange offer to acquire all our 2.125% Convertible Senior Subordinated Notes due 2024 in an exchange for cash and 14.0 million shares of our common stock.

(5)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

(6)	Fiscal 2008 includes 53 weeks of operating activity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We assess performance across our business segments by analyzing and evaluating (i) gross profit, operating income, and whether or not each segment has achieved its projected sales goals, (ii) non-financial efficiency indicators such as gross profit per employee, man hours per ton of steel produced and shipped tons per day. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

Fiscal 2010 Overview

In fiscal 2010, the market was much worse than fiscal 2009 which was the worst year for nonresidential construction in 50 years. In fiscal 2010, the market was down 24% to 635 million square feet of new construction starts as reported by McGraw-Hill. From the top of the last cycle in fiscal 2007, nonresidential new construction starts measured in square feet are down 62.4%. In the near term, these unprecedented low levels of demand are creating challenges for us to obtain the levels of volume and prices to allow us to generate historical margins of profitability. As a result, our fiscal 2010 profitability, while improved over fiscal 2009, continues to be below historical levels.

Despite the challenges in the market, we shipped about the same amount of tonnage in fiscal 2010 as we did in fiscal 2009. This is an important indicator that we have maintained or even enhanced our market leadership and this has occurred in each of our business segments. Our market leadership is the direct result of our business strategy, as well as the effects of this protracted downturn on some of our competitors. Several small regional fabricators of steel buildings have either closed or have reorganized their businesses to continue as providers of services, but without the manufacturing capability. Additionally, over the past several years, there has been considerable consolidation amongst the larger manufacturers of pre-engineered metal buildings and several coatings services and components manufacturers have shut down.

NCI stands to be a strong beneficiary of these structural changes in our industry when the markets recover, because of our leadership positions and our ability to serve a much larger marketplace with significantly lower infrastructure costs. We are beginning to see some positive macro indicators on the horizon. The American Institute of Architects’ (“AIA”) September billing index finally crossed the line into positive territory for the first time in 32 months though it was back on the negative side in October 2010. The commercial and industrial sector of the index, which until fiscal 2009 and 2010 accounted for 70% of our business, has had six consecutive months of growth, scoring above 50. In addition, beginning in mid-October 2010, we have experienced an increase in quoting activity and we have noted an increase in the proportion of commercial and industrial work in our backlog. As this sector has been significantly impacted over the last two years, we have aggressively moved into sectors such as energy, mining, agriculture, government and local institutional market that have been relatively active.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primarily challenges we face in the short term is that the United States economy is currently undergoing a period of slowdown and unprecedented volatility which, beginning in the third quarter of 2008, has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as complied and reported by McGraw-Hill:

Source: McGraw-Hill

In assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2010, published in October 2010, indicates an expected reduction of 18% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In calendar 2011, the forecast is expected to increase, with an increase of 4% in dollar value in 2011 compared to 2010. Additionally, we review the AIA survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for October 2010 indicated that both billings levels and inquiries were modestly positive compared to October 2009.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the price and supply of steel. For the fiscal year ended October 31, 2010, steel represented approximately 70% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, increased 2.6% from October 2009 to October 2010 but was 36% lower in October 2009 compared to October 2008. Steel prices increased rapidly and steeply during the first half of calendar 2008, and then began a rapid and precipitous decline in the fall of calendar 2008. In 2009, steel prices continued their decline at a precipitous rate until July 2009 when steel prices began to increase. This unusual level of volatility has negatively impacted our business. In the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our estimates of net realizable value less normal profit margins. Our sales volume was significantly lower than previously anticipated and raw material prices had declined more rapidly than expected. Some customers delayed projects in an effort to wait and see how low steel prices would fall. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

As a result of the market downturn in 2008 and 2009, we implemented a three phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal year 2008 in the amount of approximately $120 million. We have incurred facility closure costs from fiscal 2008 to fiscal 2010 of $20.3 million through October 31, 2010 related to the three phase restructuring plan and do not expect to incur significant additional costs under the plan.

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

2009 Recapitalization Plan and Refinancing Transaction

On October 20, 2009, we issued and sold to the CD&R Funds an aggregate of 250,000 Preferred Shares for an aggregate purchase price of $250.0 million. The Preferred Shares are convertible into shares of our Common Stock, and, as of October 31, 2010, the Preferred Shares represented 69.4% of our voting power and Common Stock on an as-converted basis.

As of November 1, 2009, the Preferred Shares were convertible into 39.2 million shares of Common Stock, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of

November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. Upon previous action taken by the independent, non-CD&R board members, on March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued and the stock price is in excess of $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend declaration date on which such dividends would otherwise compound. Members of our board of directors who are not affiliated with the CD&R Funds, have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which either limit our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and October 20, 2010 under the ABL Facility. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of fiscal 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

At October 31, 2010 and November 1, 2009, we had Preferred Shares outstanding of 272,503 and 250,000, respectively. In addition, at October 31, 2010 and November 1, 2009, we had accrued but unpaid cash dividends and Preferred Stock dividends with a value of $4.2 million and $1.0 million, respectively. As of October 31, 2010, the outstanding Preferred Shares, including accrued but unpaid dividends, were convertible into 44.3 million shares of common stock. As of October 31, 2010 and November 1, 2009, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $282.5 million and $251.0 million, respectively.

Simultaneously with the closing of the Equity Investment, we took the following actions (together with the Equity Investment, the “Recapitalization Plan”):

•	we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount of the term loans then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The term loan requires quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million in principal at maturity on April 20, 2014. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million which effectively deferred our leverage ratio covenant until at least the fourth quarter of fiscal 2012.

•	we entered into the ABL Facility pursuant to a loan and security agreement, with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility and letters of credit subfacility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 14.0 million shares of Common Stock.

The refinancing of our term loan and our entry into the revolving credit facility are further described in “Debt — Amended Credit Agreement” and “Debt — ABL Facility” below.

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 31,	November 1,	November 2,
	2010	2009	2008

Sales	100.0%	100.0%	100.0%
Cost of sales	80.4	77.6	75.0
Lower of cost or market adjustment	—	4.1	0.2
Asset impairments	0.1	0.7	0.0

Gross profit	19.5	17.6	24.8
Selling, general and administrative expenses	21.9	21.8	15.9
Goodwill and other intangible asset impairments	—	64.5	—
Restructuring charge	0.4	0.9	0.1
Change in control charges	—	1.2	—

Income (loss) from operations	(2.8)	(70.8)	8.8
Interest income	0.0	0.0	0.0
Interest expense	(2.0)	(3.0)	(1.8)
Debt extinguishment and refinancing costs	(0.0)	(10.1)	—
Other (expense) income, net	0.2	0.2	(0.1)

Income (loss) before income taxes	(4.6)	(83.7)	6.9
Provision (benefit) for income taxes	(1.5)	(5.9)	2.7

Net income (loss)	(3.1)%	(77.8)%	4.2%

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Unallocated expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income. Segment information is included in Note 22 of our Consolidated Financial Statements.

The following table represents total sales, external sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	2010	%	2009	%	2008	%

Total sales:
Metal coil coating	$181,874	21	$169,897	18	$305,657	17
Metal components	415,857	48	458,734	47	715,255	41
Engineered building systems	490,746	56	538,938	56	1,109,115	63
Intersegment sales	(217,951)	(25)	(202,317)	(21)	(367,287)	(21)

Total net sales	$870,526	100	$965,252	100	$1,762,740	100
External sales:
Metal coil coating	$65,240	7	$53,189	6	$96,957	6
Metal components	328,077	38	389,132	40	600,010	34
Engineered building systems	477,209	55	522,931	54	1,065,773	60

Total net sales	$870,526	100	$965,252	100	$1,762,740	100
Operating income (loss):
Metal coil coating	$16,166		$(99,689)		$29,312
Metal components	26,791		(130,039)		82,102
Engineered building systems	(18,438)		(389,007)		108,152
Corporate	(49,106)		(64,583)		(64,619)

Total operating income (loss)	$(24,587)		$(683,318)		$154,947
Unallocated other expense	(15,620)		(124,391)		(33,663)

Income (loss) before income taxes	$(40,207)		$(807,709)		$121,284

RESULTS OF OPERATIONS FOR FISCAL 2010 COMPARED TO FISCAL 2009

Consolidated sales decreased by 9.8%, or $94.7 million for fiscal 2010, compared to fiscal 2009. This decrease resulted from lower relative sales prices in our metal components and engineered building systems segments, partially offset by a slight 0.4% increase in external tonnage volumes. Higher tonnage volumes in the metal coil coating and engineered building systems segment in fiscal 2010 compared to fiscal 2009 were driven by increased market share for such products compared to the prior year notwithstanding a 24.9% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill for fiscal 2010 compared to the prior year.

Consolidated cost of sales decreased by 6.6%, or $49.1 million for fiscal 2010, compared to fiscal 2009. Gross margins were 19.5% for fiscal 2010 compared to 17.6% for fiscal 2009. During fiscal 2009, we recorded a $40.0 million inventory adjustment to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins, which accounted for 4.1% of the reduction in the gross margin percentage in the prior year. In addition, asset impairment charges in fiscal 2010 compared to fiscal 2009 decreased $5.2 million primarily as a result of a $6.3 million asset impairment charge in fiscal 2009 related to plant closures in our restructuring plan which impacted both our engineered metal buildings and metal components segments. The decrease in asset impairment charges accounted for 0.5% of the improvement in gross margin percentage in fiscal 2010.

Metal coil coating sales increased by 7.0%, or $12.0 million to $181.9 million in fiscal 2010, compared to $169.9 million in the prior year. Sales to third parties for fiscal 2010 increased by 22.7% to $65.2 million from $53.2 million in the prior year, primarily as a result of a 8.5% increase in external volume, a shift in product mix from tolling revenue for coating services to package sales of coated steel products and a 2.1% increase in sales prices. Generally, package sales of coated steel products contribute lower margin dollars per ton as a percentage of revenue, compared to toll processing sales. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already owned by the customer. In addition, there was a $0.1 million decrease in intersegment sales for fiscal 2010 compared to the prior year. Metal coil coating third-party sales accounted for 7.5% of total consolidated third-party sales in fiscal 2010 compared to 5.5% in fiscal 2009.

Operating income (loss) of the metal coil coating segment increased to income of $16.2 million in fiscal 2010 compared to a loss of $(99.7) million in the prior year, primarily due to goodwill and other intangible asset impairments of $99.0 million in the prior year and an $8.1 million charge to adjust inventory to lower of cost or market in the same period in the prior year. In addition, there was a $8.9 million increase in gross profit in fiscal 2010 compared to fiscal 2009 primarily due to lower costs as a result of increased material utilization and improved fixed cost absorption with higher volumes.

Metal components sales decreased 9.3%, or $42.9 million to $415.9 million in fiscal 2010, compared to $458.7 million in the prior year. Sales were down compared to prior year due to a 13.8% decrease in external tons shipped and lower sales prices. Sales to third parties for fiscal 2010 decreased $61.1 million to $328.1 million from $389.1 million in the prior year. The remaining $18.2 million represents an increase in intersegment sales. These results were primarily driven by lower steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in fiscal 2010. Metal components third-party sales accounted for 37.7% of total consolidated third-party sales in fiscal 2010 compared to 40.3% in fiscal 2009.

Operating income (loss) of the metal components segment increased to income of $26.8 million in fiscal 2010, compared to a loss of $(130.0) million in the prior year. This $156.8 million increase resulted from charges related to goodwill and other intangible asset impairment of $147.2 million in the same period in the prior year, a $17.2 million adjustment to inventory at the lower of cost or market in the same period in the prior year, a $0.8 million decrease in restructuring charges and $0.6 million decrease in asset impairment charges. In addition, the increase in operating income was the result of a $5.0 million decrease in selling and administrative expenses. These reductions were comprised of a $1.8 million decrease in wage, benefit and temporary labor costs resulting from the reduced workforce and cost reduction programs implemented during the prior year, a $1.5 million decrease in bad debt expense and a $1.0 million decrease in healthcare costs as a result of a reduction in claims, partially offset by a $0.6 million increase in general liability claims. These improvements were partially offset by a $14.0 million decrease in gross profit due to decreased volumes and declines in relative sales prices noted above.

Engineered building systems sales decreased 8.9%, or $48.2 million to $490.7 million in fiscal 2010, compared to $538.9 million in the prior year. This decrease resulted from lower sales prices, partially offset by a 4.4% increase in external tons shipped. Sales to third parties for fiscal 2010 decreased $45.7 million to $477.2 million from $522.9 million in the same period in the prior year. The remaining $2.5 million represents a similar decrease in intersegment sales. These results were driven by lower steel prices, reduced overall demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in fiscal 2010. Engineered building systems third-party sales accounted for 54.8% of total consolidated third-party sales in fiscal 2010 compared to 54.2% in fiscal 2009.

The operating loss of the engineered building systems segment decreased to $(18.4) million in fiscal 2010 compared to $(389.0) million in the prior year. This $370.6 million improvement resulted from prior year charges related to goodwill and other intangible asset impairments of $376.4 million, a $14.7 million adjustment in inventory to the lower of cost or market, a $4.4 million decrease in restructuring charges, a $3.4 million decrease in asset impairment charges, and a $1.1 million environmental remediation charge. In addition, the decrease in operating loss was the result of a $12.8 million decrease in selling and administrative expenses that resulted from a $6.4 million decrease in wage, benefit and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year, a $3.7 million decrease in healthcare costs as a result of a reduction in claims, a $1.5 million decrease in professional services and a $0.9 million decrease in marketing and advertising costs, partially offset by a $1.4 million increase in other various costs. These improvements were partially offset by a $40.3 million decrease in gross profit due to declines in relative sales prices and volumes noted above.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $190.9 million in fiscal 2010, compared to $210.8 million in the prior year. The decrease in selling and administrative expenses was primarily due to a $9.4 million decrease in wage, benefit and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year. The remaining decrease was the result of a $4.3 million decrease in healthcare costs as a result of a reduction in claims, a $1.9 million decrease in professional services, a $1.2 million decrease in franchise and sales tax, a $1.1 million decrease in bad debt expense and a $0.9 million decrease in marketing and advertising costs, partially offset by a $1.4 million increase in other various costs. As a percentage of sales, selling, general and administrative expenses were 21.9% for fiscal 2010 as compared to 21.8% for fiscal 2009.

Consolidated goodwill and other intangible asset impairment in fiscal 2009 was $622.6 million. No impairments were recorded in fiscal 2010. The prior year’s impairment impacted all of our reporting segments and was the result of the reduction of our future cash flow projections in the first quarter of fiscal 2009 due to the outlook of a worsening condition in the nonresidential construction industry and the result of reconciling our segment fair values to our publicly traded market capitalization.

Consolidated restructuring charges decreased to $3.5 million in fiscal 2010, compared to $9.1 million in the prior year. This decrease was primarily related to the closing of six of our engineered building systems manufacturing plants in the prior year. The purpose of these activities was to close some of our least efficient facilities in light of current demand levels and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.

Consolidated change in control charges for fiscal 2009 in the amount of $11.2 million included $9.1 million in share-based compensation expense from the accelerated vesting of our stock incentive plans upon the change in control of our Company. We also incurred a $1.5 million charge in fiscal 2009 related to a new director and officer insurance policy upon the majority change of our board of directors. No amounts were recorded in fiscal 2010.

Consolidated interest expense decreased by 38.7% to $17.9 million for fiscal 2010, compared to $29.2 million for the prior year. In fiscal 2009, we recorded $8.4 million for the accretion of the discounted carrying value of the Convertible Notes to their face amount. In addition, we recorded a $3.1 million charge to interest expense in fiscal 2009 related to our interest rate swap contract. In connection with our 2009 refinancing, we concluded the interest rate swap agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. As a result, in 2009 we have reclassified to interest expense the remaining deferred losses previously recorded to accumulated other comprehensive income (loss). In addition, interest expense decreased in fiscal 2010 due to a reduction of our outstanding debt as a result of our refinancing in October 2009. These decreases were partially offset by higher interest rates associated with the variable portion of our outstanding debt.

Consolidated debt extinguishment and refinancing costs were income of $0.1 million in fiscal 2010, compared to an expense of $97.6 million in the prior year. These costs related to our refinancing which was completed on October 20, 2009. The costs incurred in fiscal 2009 primarily consisted of $85.3 million related to debt extinguishment of our Convertible Notes, $6.4 million related to payments to non-creditors on the modification of our Credit Agreement and $4.8 million related to our abandoned plan for potential pre-packaged bankruptcy.

Consolidated benefit for income taxes decreased to a benefit of $(13.3) million for fiscal 2010, compared to a benefit of $(56.9) million for prior year. The decrease was primarily due to a $767.5 million decrease in pre-tax losses. The effective tax rate for fiscal 2010 was a benefit of 33.2% compared to a benefit of 7.0% in the prior year. The increase in the effective tax rate benefit was predominantly due to non-deductible goodwill impairment costs which reduced the effective tax rate by 27.0% in the prior year and the non-deductible premium on the retirement of our Convertible Notes which reduced the effective tax rate by 4.1% in prior year.

Consolidated Convertible Preferred Stock dividends and accretion increased to $34.1 million for fiscal 2010 compared to $1.2 million in the prior year and related to $31.4 million of paid and accrued dividends on the Convertible Preferred Stock which accrues and accumulates dividends on a daily basis. The dividend rate accrued during such period was 12% per annum.

Consolidated Convertible Preferred Stock beneficial conversion feature increased to $250.3 million for fiscal 2010 compared to $10.5 million in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the CD&R Funds (further described in “— Liquidity and Capital Resources — Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 41.0 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued and the stock price is in excess of $6.37.

Diluted loss per common share decreased to a loss of $(17.07) per diluted share for fiscal 2010, compared to a loss of $(171.18) per diluted share for the prior year. The decrease in the diluted loss per share was predominantly due to a $451.3 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. In addition, the weighted average number of Common Shares outstanding increased by 13.8 million due in large part to the Exchange Offer. In connection with the Exchange Offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250 million of shares of Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share for fiscal 2010, but did not increase the weighted average number of Common Shares outstanding. At October 31, 2010, the Preferred Shares were convertible into 44.3 million shares of Common Stock. In addition, the Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented. These participating securities will be allocated earnings when applicable.

RESULTS OF OPERATIONS FOR FISCAL 2009 COMPARED TO FISCAL 2008

Consolidated sales for fiscal 2009 decreased 45.2%, or $797.5 million, from fiscal 2008. This decrease resulted from a 37.9% decrease in external tonnage volumes, partially offset by higher relative sales prices as a result of higher steel costs in the engineered building systems and metal components segments. Lower tonnage volumes in all three of our segments in fiscal 2009 compared with fiscal 2008 were driven by reduced demand for such products which is affirmed by the 42.2% reduction in low-rise nonresidential (less than 5 stories) square-footage starts as reported by McGraw Hill during fiscal 2009 compared with fiscal 2008.

Consolidated cost of sales decreased by 43.4% for fiscal 2009 compared to fiscal 2008. Gross margins were 17.6% for fiscal 2009 compared to 24.8% for the prior fiscal year. During fiscal 2009, we recorded a $40.0 million inventory adjustment, which accounted for 4.1% of the reduction in the gross margin percentage, to adjust the carrying amount on certain raw material inventory to the lower of cost or market because this inventory exceeded our current estimates of net realizable value less normal profit margins. Although we took steps to reduce our variable and fixed costs throughout the year, margins decreased across all three segments due to increased price competition and allocation of fixed costs over substantially reduced sales. In addition, we recorded a $6.3 million asset impairment charge, which accounted for 0.7% of the reduction in gross margin percentage, for certain assets primarily within the engineered building systems segment and at our corporate operations.

Metal coil coating sales decreased 44.4%, or $135.8 million to $169.9 million in fiscal 2009, compared to $305.7 million in the prior fiscal year. Sales to third parties for fiscal 2009 decreased 45.1% to $53.2 million from $97.0 million in the prior fiscal year as a result of a 16.1% decrease in external tonnage volumes, a 19.9% decrease in sales prices, and a shift in product mix from package sales of coated steel products to toll processing revenue for coating services. These results are primarily driven by reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in fiscal 2009. In addition, there was a $92.0 million decrease in intersegment sales during fiscal 2009 compared with fiscal 2008, which represents a 44.1% reduction in intersegment volume. Metal coil coating third-party sales accounted for 5.5% of total consolidated third-party sales in both fiscal 2009 and 2008.

Operating income (loss) of the metal coil coating segment decreased in fiscal 2009 to a loss of $(99.7) million, compared to income of $29.3 million in the prior fiscal year primarily due to goodwill and other intangible asset impairments of $99.0 million, an incremental $5.4 million charge to adjust inventory to lower of cost or market, and a remaining $26.3 million decrease in gross profit due to the declines in volumes and relative sales prices discussed above. The gross margins were lower primarily due to lower relative sales prices than in the prior year, a 16.1% decrease in tonnage volumes on sales to third parties compared to the prior year, and a 38.5% decrease in intersegment tonnage sold compared to the prior year. In addition, operating income in fiscal 2008 included an out of period pretax charge of $0.9 million to correct work-in-process standard costs.

Metal components sales decreased 35.9%, or $256.5 million to $458.7 million in fiscal 2009, compared to $715.3 million in the prior fiscal year. Sales were down primarily due to a 30.5% decrease in external tons shipped compared to the prior year. Sales to third parties for fiscal 2009 decreased $210.9 million to $389.1 million from $600.0 million in the prior fiscal year. The remaining $45.6 million represents a similar decrease in intersegment sales. These results are primarily driven by reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in 2009. Metal components third-party sales accounted for 40.3% of total consolidated third-party sales in fiscal 2009 compared to 34.0% in fiscal 2008.

Operating income (loss) of the metal components segment decreased in fiscal 2009 to a loss of $(130.0) million, compared to income of $82.1 million in the prior fiscal year. This $212.1 million decrease resulted from charges related to goodwill and other intangible asset impairments of $147.2 million, a $17.2 million inventory lower of cost or market adjustment, a $0.3 million increase in restructuring charges, and a remaining $60.4 million decrease in gross profit due to the declines in volumes and relative sales prices noted above, all partially offset by a $13.7 million decrease in selling and administrative expenses. We have recorded restructuring charges of $1.3 million in fiscal 2009 related to the closure of one of our manufacturing plants compared to restructuring charges of $1.0 million in fiscal 2008 to exit our residential overhead door product line. The $13.7 million decrease in selling and administrative expenses was primarily due to a $10.2 million decrease in wage and benefit costs due to lower headcount and incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.

Engineered building systems sales decreased 51.4%, or $570.2 million to $538.9 million in fiscal 2009, compared to $1.11 billion in the prior fiscal year. This decrease resulted from a 52.1% decrease in external tons shipped, partially offset by slightly higher average sales prices. Sales to third parties for fiscal 2009 decreased $542.8 million to $522.9 million from $1.07 billion in the prior fiscal year. Intersegment sales decreased by $27.3 million compared to fiscal 2008. These results are primarily driven by reduced demand, increased competition in the market, and the impact of the significant rise in steel prices in the second half of fiscal 2008 that declined throughout fiscal 2009. Engineered building systems third-party sales accounted for 54.2% of total consolidated third-party sales in fiscal 2009 compared to 60.5% in fiscal 2008.

Operating income (loss) of the engineered building systems segment decreased in fiscal 2009 to a loss of $(389.0) million, compared to income of $108.2 million in the prior fiscal year. This $497.2 million decrease resulted from charges related to goodwill and other intangible asset impairments of $376.4 million, restructuring charges of $7.4 million in fiscal 2009, a $14.7 million inventory lower of cost or market adjustment, an incremental $4.2 million asset impairment charge and a remaining $136.9 million decrease in gross profit due to the declines in volumes and relative sales prices noted above, partially offset by a $42.4 million decrease in selling and administrative expenses. The $42.4 million decrease in selling and administrative expenses was primarily due to a $40.9 million decrease in wage and benefit costs and temporary labor costs due to lower headcount and lower incentive compensation and across the board decreases in other various expenses in response to the lower levels of business activity.

Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $210.8 million in fiscal 2009 compared to $280.7 million in the prior fiscal year. The decrease in selling and administrative expenses was primarily due to a $59.3 million decrease in wage and benefit costs and temporary labor costs due to lower headcount and lower incentive compensation. We also had a $2.9 million decrease in executive retirement costs due primarily to accelerated vesting of certain restricted stock grants of former executives upon retirement in fiscal 2008. The remaining decrease was the result of a $2.5 million decrease in pre-tax share-based compensation costs, a $2.2 million decrease in bad debt expense, a $1.7 million decrease in travel and entertainment costs, a $1.6 million decrease in advertising costs and decreases in other various expenses due to managed lower levels of activity. As a percentage of sales, selling, general and administrative expenses were 21.8% for fiscal 2009 compared to 15.9% for fiscal 2008.

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

Consolidated restructuring charge increased to $9.1 million in fiscal 2009 compared with $1.1 million in the prior year’s period. This increase was primarily related to our plan to close six of our engineered building systems manufacturing plants. The purpose of these closures was to rationalize our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers. Included in the prior year was a $1.0 million charge related to the plan to exit our residential overhead door product line which is included in our metal components segment.

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

Consolidated interest expense for fiscal 2009 decreased by 10.2% to $29.2 million, compared to $32.6 million for the prior fiscal year. Lower market interest rates reduced the interest expense associated with the variable portion of our outstanding debt, partially offset by a $3.1 million charge related to our interest rate swap contract. In connection with our 2009 refinancing, we concluded the interest rate swap agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. As a result, we have reclassified to interest expense the remaining deferred losses previously recorded to accumulated other comprehensive income (loss).

Consolidated provision for income taxes for fiscal 2009 decreased to a benefit of $(56.9) million, compared to a provision of $48.0 million for the prior fiscal year. The decrease was primarily due to a $929.0 million decrease in pre-tax earnings (loss). The effective tax rate for fiscal 2009 was 7.0% compared to 39.6% for the prior fiscal year. This decrease was primarily due to non-deductible goodwill impairment costs and the non-deductible premium on the retirement of our Convertible Notes.

Consolidated debt extinguishment and refinancing costs for fiscal 2009 were $97.6 million and related to our refinancing, which was completed on October 20, 2009. These costs primarily consisted of $85.3 million related to debt extinguishment of our Convertible Notes, $6.4 million related to payments to non-creditors on the modification of our Credit Agreement, $4.8 million of costs related to our abandoned plan for pre-packaged bankruptcy.

Consolidated convertible preferred stock dividends and accretion for fiscal 2009 was $1.2 million and related primarily to $1.1 million of accrued dividends on the Convertible Preferred Stock which accrues and accumulates on a daily basis and was accrued for the last thirteen days of fiscal 2009 at the 12% paid in-kind rate.

Consolidated convertible preferred stock beneficial conversion feature for fiscal 2009 was $10.5 million and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued with a conversion price of $6.3740 per common share equivalent and the closing stock price per common share just prior to the execution of the Equity Investment was $12.55. Because only 1.6 million of the potentially 39.2 million common shares, if converted, are authorized and unissued at November 1, 2009, only $10.5 million of the beneficial conversion feature is recognized in fiscal 2009.

Diluted earnings (loss) per common share for fiscal 2009 decreased to a loss of $(171.18) per diluted share, compared to earnings of $18.49 per diluted share for the prior fiscal year. The decrease was primarily due to an $835.8 million decrease in net income (loss) applicable to common shares resulting from the factors described above. In addition, the weighted average number of common shares outstanding increased by 0.5 million due to the completion of our Convertible Notes exchange offer in the last month of our fiscal year. In connection with the exchange offer, we issued 14.0 million common shares. In addition to the Convertible Notes exchange offer, our 2009 refinancing transaction included the issuance of $250 million of Series B Convertible Preferred Stock which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of common shares outstanding. The Convertible Preferred Stock will be convertible into 39.2 million common shares and will only be included in the weighted average common shares outstanding under the “if-converted” method which is required when it results in a lower earnings per share than determined under the “two-class” method.

LIQUIDITY AND CAPITAL RESOURCES

General

On October 31, 2010, we had working capital of $147.6 million compared to $140.5 million at the end of fiscal 2009, a $7.1 million increase. The increase in working capital during fiscal 2010 was due in large part to an increase in inventory as a result of historically low inventory levels at the end of fiscal 2009 and decreases in accrued liabilities. Our cash and cash equivalents decreased $13.0 million to $77.4 million at October 31, 2010 compared to $90.4 million at November 1, 2009. The decrease in cash resulted from $13.3 million of cash used in investing activities and $6.0 million of cash used in financing activities, partially offset by $6.3 million of cash provided by operating activities. The cash used in investing activities related to $14.0 million used for capital expenditures predominantly related to the purchase of an idle facility for our metal coil coating segment, a new insulated panel system facility and computer software. The cash used in financing activities was related to $15.4 million of note payable and term loan payments, partially offset by a $10.1 million release in restricted cash. The cash provided by operating activities was impacted by a $6.6 million increase in working capital and non-current assets and $12.9 million in cash provided by operations.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Debt

We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions. At October 31, 2010 and November 1, 2009, amounts outstanding under our Amended Credit Agreement were $136.3 million and $150.0 million, respectively.

In addition to our Amended Credit Agreement, we have an ABL Facility which allows aggregate maximum borrowings of up to $125.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. At October 31, 2010 and November 1, 2009, our excess availability under the ABL Facility was $73.8 million and $70.4 million, respectively. There were no amounts outstanding under the ABL Facility at both October 31, 2010 and November 1, 2009. In addition, at October 31, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL Facility at November 1, 2009. On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

Capital Structure.  On October 20, 2009 (the “Closing Date”), we closed the $250 million Equity Investment. As a result of the Equity Investment, the CD&R Funds own 250,000 shares of Convertible Preferred Stock, representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis. Simultaneously with the closing of the Equity Investment,

•	we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), which was due to mature on June 18, 2010, by repaying approximately $143 million in principal amount of the approximately $293 million in principal amount of the term loans then outstanding and amending the terms and extending the maturity of the remaining $150 million balance of the term loans. The term loan requires quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million in principal at maturity on April 20, 2014. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million which effectively deferred our leverage ratio covenant until at least the fourth quarter of fiscal 2012.

•	we entered into the ABL Facility pursuant to a loan and security agreement, with a maximum available amount of up to $125 million which has an additional $50 million incremental credit facility. The ABL Facility replaces the revolving credit facility and letters of credit subfacility under our Credit Agreement, which expired on June 18, 2009. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 14.0 million shares of Common Stock.

Amended Credit Agreement.  The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors.

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other cash restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

The Amended Credit Agreement has no financial covenants until October 20, 2011, at which time the maximum consolidated leverage ratio of net indebtedness to EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013, to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through October 31, 2010, the leverage ratio covenant has been effectively deferred until at least the third quarter of fiscal 2012. Net indebtedness is defined as consolidated debt less the lesser of cash or $50 million. At October 31, 2010 and November 1, 2009, our consolidated leverage ratio was 5.36 and 2.25, respectively. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million which effectively deferred our leverage ratio covenant until at least the fourth quarter of fiscal 2012. We expect to make additional prepayments on our Amended Credit Agreement in fiscal 2011.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:

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

We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009 as a result of this expected mandatory prepayment. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions.

Term loans under the Amended Credit Agreement bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin, which for term loans is 5% until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At October 31, 2010 and November 1, 2009, the interest rate on our Amended Credit Agreement was 8.0%.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5% and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.

ABL Facility.  On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

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

The obligations under the ABL Facility, and the guarantees therefore, are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.

The ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other cash restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. At October 31, 2010 and November 1, 2009, our fixed charge coverage ratio was 1.01 and 1.78, respectively.

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

On December 3, 2010, we finalized an amendment of our ABL Facility that, among other items, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points. As a result, Base Rate loans bear interest at the Base Rate plus a margin of 1.50% to 2.00% depending on the quarter average excess availability under such facility. LIBOR loans bear an interest at the Base Rate plus a margin of 2.50% to 3.0%.

Convertible Preferred Stock Dividends

As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, the dividends on the Convertible Preferred Stock for each quarter of fiscal 2010, with the exception for the December 15, 2010 payment, were paid in-kind at a pro rata rate of 12% per annum. On December 15, 2010, we paid the $5.55 million Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. The determination of cash payment versus payment in-kind or “PIK” of the Convertible Preferred Stock dividends hereafter will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements. Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

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

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the working capital necessary to support our strategy and fund planned capital expenditures of approximately $18 million for fiscal 2011 and expansion when needed. We expect to receive between $12 million and $13 million in fiscal 2011 related to a federal income tax refund for current losses carried back to 2008.

We have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during fiscal 2010 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994 appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2010 and 2009, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 182 to a low point of 140 in fiscal 2010 and fluctuated significantly from a high point on the CRU Index of 187 to a low point of 112 in fiscal 2009. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. Given the anticipated additional domestic market capacity and generally low inventories in the industry, we believe steel prices will be moderately higher, on average, in fiscal 2011 as compared with prices we experienced during fiscal 2010.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. Because the metal coil coating and metal components segments have shorter lead times, they have the ability to react to steel price increases closer to the time they occur without revising contract prices for existing orders. For additional discussion please see “Item 1A. Risk Factors.”

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2010, we purchased approximately 36% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, announced production cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors.”

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted diluted earnings (loss) per common share and adjusted EBITDA. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Amended Credit Agreement and ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended October 31, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$3,754	$8,820	$(3,859)	$(12,489)	$(3,774)
Asset impairments	—	221	—	—	221
Restructuring charges	—	95	1,533	—	1,628
Pre-acquisition contingency adjustment	—	—	178	—	178

“Adjusted” operating income (loss)	$3,754	$9,136	$(2,148)	$(12,489)	$(1,747)

	For the Three Months Ended November 1, 2009(1)
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$6,037	$13,557	$515	$(23,803)	$(3,694)
Change of control charges	—	—	—	11,168	11,168
Asset impairments	—	—	347	—	347
Restructuring charges	—	74	1,469	21	1,564
Environmental and other contingency adjustments	—	—	1,115	—	1,115

“Adjusted” operating income (loss)	$6,037	$13,631	$3,446	$(12,614)	$10,500

	For the Year Ended October 31, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$16,166	$26,791	$(18,438)	$(49,106)	$(24,587)
Asset impairments	—	147	923	—	1,070
Restructuring charges	—	510	3,022	—	3,532
Pre-acquisition contingency adjustment	—	—	178	—	178

“Adjusted” operating income (loss)	$16,166	$27,448	$(14,315)	$(49,106)	$(19,807)

	For the Year Ended November 1, 2009
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated

Operating income (loss), GAAP basis	$(99,689)	$(130,039)	$(389,007)	$(64,583)	$(683,318)
Goodwill and other intangible asset impairment	98,959	147,239	376,366	—	622,564
Lower of cost or market charge	8,102	17,152	14,732	—	39,986
Change in control charges	—	—	—	11,168	11,168
Asset impairments	—	714	4,368	1,209	6,291
Restructuring charges	103	1,306	7,440	203	9,052
Environmental and other contingency adjustments	—	—	1,115	—	1,115

“Adjusted” operating income (loss)	$7,475	$36,372	$15,014	$(52,003)	$6,858

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options.

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009(1)	2010	2009

Net loss per diluted common share, GAAP basis(2)	$(1.01)	$(17.66)	$(17.07)	$(171.18)
Goodwill and other intangible asset impairment	—	—	—	136.26
Debt extinguishment and refinancing costs	(0.01)	16.01	—	21.70
Lower of cost or market adjustment	—	—	—	5.85
Convertible preferred stock beneficial conversion feature	0.23	1.78	13.73	2.39
Change of control	—	1.16	—	1.56
Restructuring charge	0.05	0.12	0.12	1.27
Asset impairments	0.01	0.01	0.03	0.88
Gain on embedded derivative	—	—	(0.03)	—
Interest rate swap	—	0.32	—	0.43
Pre-acquisition contingency adjustment	0.01	—	0.01	—
Environmental and other contingency adjustments	—	0.12	—	0.16

“Adjusted” diluted earnings (loss) per common share	$(0.72)	$1.86	$(3.21)	$(0.68)

	Fiscal Three Months Ended		Fiscal Year Ended
	October 31,	November 1,	October 31,	November 1,
	2010	2009(1)	2010	2009

Net loss applicable to common shares, GAAP basis(2)	$(18,556)	$(104,688)	$(311,227)	$(753,633)
Goodwill and other intangible asset impairment	—	—	—	599,966
Debt extinguishment and refinancing costs	(163)	94,925	(49)	95,559
Lower of cost or market adjustment	—	—	—	25,773
Convertible preferred stock beneficial conversion feature	4,242	10,526	250,294	10,526
Change of control	—	6,880	—	6,880
Restructuring charge	1,058	716	2,296	5,576
Asset impairments	144	35	696	3,875
Gain on embedded derivative	(4)	—	(609)	—
Interest rate swap	—	1,893	—	1,893
Pre-acquisition contingency adjustment	116	—	116	—
Environmental and other contingency adjustments	—	687	—	687

“Adjusted” net income (loss) applicable to common shares	$(13,163)	$10,974	$(58,483)	$(2,898)

(1)	2009 amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.

(2)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

					Trailing 12
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Months
	January 31, 2010	May 2, 2010	August 1, 2010	October 31, 2010	October 31, 2010

Net loss	$(10,486)	$(7,656)	$(3,299)	$(5,436)	$(26,877)
Add:
Depreciation and amortization	7,521	7,480	7,457	7,309	29,767
Consolidated interest expense, net	4,507	4,670	4,392	4,258	17,827
Provision for taxes	(5,779)	(5,536)	(221)	(1,794)	(13,330)
Non — cash charges:
Stock — based compensation	801	1,403	1,374	1,375	4,953
Asset impairments (recovery)	1,029	(116)	(64)	221	1,070
Embedded derivative	(919)	(4)	(7)	(7)	(937)
Pre-acquisition contingency adjustment	—	—	—	178	178
Cash restructuring charges	524	829	551	1,628	3,532
Transaction costs	174	—	—	(250)	(76)

Adjusted EBITDA	$(2,628)	$1,070	$10,183	$7,482	$16,107

					Trailing 12
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Months
	February 1, 2009	May 3, 2009	August 2, 2009	November 1, 2009(1)	November 1, 2009

Net income (loss)	$(529,981)	$(121,571)	$2,607	$(101,851)	$(750,796)
Add:
Depreciation and amortization	8,324	8,436	7,586	7,640	31,986
Consolidated interest expense, net	6,623	6,168	6,487	9,578	28,856
Provision for taxes	(34,861)	(16,382)	1,825	(7,495)	(56,913)
Non — cash charges:
Stock — based compensation	1,372	1,177	1,241	1,045	4,835
Goodwill and intangible impairment	517,628	104,936	—	—	622,564
Asset impairments (recovery)	623	5,295	26	347	6,291
Lower of cost or market charges	29,378	10,608	—	—	39,986
Cash restructuring charges	2,479	3,796	1,213	1,564	9,052
Transaction costs	—	629	401	107,718	108,748

Adjusted EBITDA	$1,585	$3,092	$21,386	$18,546	$44,609

(1)	Amounts have been retrospectively adjusted as a result of the adoption, effective November 2, 2009, of ASC Subtopic 470-20, Debt with Conversion and Other Options, and ASC Subtopic 260-10, Earnings per Share.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2010, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of October 31, 2010 (in thousands):

	Payments due by period
		Less than		4-5	More than
Contractual Obligation	Total	1 year	1-3 years	years	5 years

Total debt	$136,305	$—	$—	$136,305	$—
Interest payments on debt(1)	51,924	14,630	28,918	8,376	—
Convertible Preferred Stock dividend(2)	320,495	21,869	49,295	57,758	191,573
Operating leases	9,749	4,565	3,236	889	1,059
Other purchase obligations(3)	9,606	5,631	3,975	—	—
Projected pension obligations(4)	10,730	—	2,860	3,170	4,700
Other long-term obligations(5)	911	402	428	81	—

Total contractual obligations	$539,720	$47,097	$88,712	$206,579	$197,332

(1)	Interest payments were calculated based on rates in effect at October 31, 2010 for variable rate obligations.

(2)	We have the option to pay dividends required by our Convertible Preferred Stock in cash or paid in-kind beginning in fiscal 2011. For simplicity, we have assumed cash dividends of 8% will be paid until the Convertible Preferred Stock can be either called by us or put to us by the CD&R funds on the tenth anniversary of the Closing Date. However, if at any time after the 30 month anniversary of the Closing Date, the trading price of the common stock of the Company exceeds 200% of the initial conversion price (as defined in the Certificate of Designation) for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

(3)	Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Consignment inventory at October 31, 2010 is estimated to be approximately $14 million.

(4)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.

(5)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $10.8 million and $12.1 million at October 31, 2010 and November 1, 2009, respectively.

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

Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $250,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation/Employer Liability deductible is $500,000 per occurrence. The Auto Liability deductible is $250,000 per occurrence. The General Liability has a self-insured retention of $350,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities, to include statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.

We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because, as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% in the lag assumption would result in a financial impact of $0.4 million.

Share-Based Compensation.  Under ASC Topic 718, Compensation - Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% to 10% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. We granted 1.8 million options during the fiscal year ended October 31, 2010. There were no options granted during the fiscal years ended November 1, 2009 and November 2, 2008.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At October 31, 2010 and November 1, 2009, we had a full valuation allowance in the amount of $5.2 million and $5.0 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary. As of October 31, 2010, we expect to fully utilize the net U.S. deferred tax assets of $5.8 million against future operating income. However, in the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

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

In connection with the acquisition of RCC, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our past practice with other acquisitions and our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s backlog was amortized over one year because items in RCC’s backlog were expected to be delivered within one year. RCC’s customer relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 6 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements, for additional information.

We recorded approximately $277.3 million of goodwill as a result of the RCC acquisition. Goodwill of $17.0 million, $17.8 million and $242.5 million had been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our one remaining reporting unit. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. During fiscal 2008, we adopted an approach to the computation of the terminal value in the discounted cash flow method, using the Gordon growth model instead of a market based EBITDA multiple approach. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2010 and 2009. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends. In Fiscal 2010, our one remaining reporting Units Fair Value would have had to have been lower by more than 20% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired. See Note 6 — Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements.

As of October 31, 2010 and November 1, 2009, our goodwill was $5.2 million. The results of our fiscal year 2010 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of the Company’s one remaining reporting unit was in excess of the carrying value of that reporting unit, including goodwill, and thus no impairment existed in the fourth quarter of fiscal 2010. In fiscal 2010, our one remaining reporting unit’s fair value would have had to have been lower by more than 20% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired.

Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2010, 2009 and 2008, we established new reserves for doubtful accounts of $0.1 million, $1.2 million and $3.5 million, respectively. Additionally, in each of the three fiscal years ended October 31, 2010, we wrote off uncollectible accounts of $3.9 million, $2.5 million and $2.1 million, respectively, all of which had been previously reserved.

Inventory valuation.  In determining the valuation of inventory, we record an allowance for obsolete inventory using the specific identification method for steel coils and other raw materials. Management also reviews the carrying value of inventory for lower of cost or market. Our primary raw material is steel coils which have historically shown significant price volatility. We generally manufacture to customers’ orders, and thus maintain raw materials with a variety of ultimate end uses. We record a lower of cost or market charge to cost of sales when the net realizable value (selling price less estimated cost of disposal), based on our intended end usage, is below our estimated product cost at completion. Estimated net realizable value is based upon assumptions of targeted inventory turn rates, future demand, anticipated finished goods sales prices, management strategy and market conditions for steel. If projected end usage or projected sales prices change significantly from management’s current estimates or actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Steel prices have recently experienced an unusual level of volatility. As a result, we adjusted our raw material inventory to the lower of cost or market in fiscal 2008 because this inventory exceeded our current estimates of net realizable value less normal profit margins. At October 31, 2010 and November 1, 2009, all inventory with a lower of cost or market adjustment was fully utilized.

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

Beneficial conversion features and dividend policy.  Our Convertible Preferred Stock contains beneficial conversion features. We recorded a beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued and the stock price is in excess of $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy is reasonable as our policy matches the legal transfer and conversion rights of the majority shareholder.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which the dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, we accrue dividends based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend declaration date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 31, 2010, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Rapidly declining demand for steel due to the effects of the credit crisis and global economic slowdown on the construction, automotive and industrial markets has resulted in many steel manufacturers around the world cutting production by closing plants and furloughing workers throughout 2009. Steel suppliers such as US Steel and Arcelor Mittal are among these manufacturers who have cut production and some steel suppliers have been cautious to increase capacity in 2010 during the slow economic recovery. Given the level of consolidation, the anticipated additional domestic market capacity and generally low inventories in the industry, we believe steel prices will continue to be volatile and will be moderately higher, on average, in fiscal 2011 as compared with the prices we experienced during fiscal 2010.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the October index would likely approximate our fiscal December or January steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel. Further, due to the market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

Source: www.crugroup.com

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons, we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users. A deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial position.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2010, we purchased approximately 36% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2010. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2010, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, recently announced cutbacks, a prolonged labor strike against one or more of our principal domestic suppliers, or financial or other difficulties of a principal supplier that affects its ability to produce steel, could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted and our business could be adversely affected. However, alternative sources, including foreign steel, are currently believed to be sufficient to maintain required deliveries.

With steel accounting for approximately 70% of our cost of sales for fiscal 2010, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $5.0 million for our fiscal year ended October 31, 2010, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 31, 2010, we had $136.3 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. While there were no Convertible Notes outstanding at October 31, 2010, the fair value of our Convertible Notes at November 1, 2009 was approximately $0.1 million compared to the face value of $0.1 million. The fair value of our Amended Credit Agreement at October 31, 2010 and November 1, 2009 was approximately $132.0 million and $138.0 million, respectively, compared to the face value of $136.3 million and $150.0 million, respectively.

We may from time to time utilize interest rate swaps to manage overall borrowing costs and reduce exposure to adverse fluctuations in interest rates. We do not purchase or hold any derivative financial instruments for trading purposes. As disclosed in Note 14 to the Consolidated Financial Statements, we effectively converted $160 million of the $400 million term loan under the credit agreement as in effect prior to October 20, 2009 (subsequently amended and repaid in part) to fixed rate debt by entering into an interest rate swap agreement (“Swap Agreement”). The Swap Agreement expired on June 17, 2010. At November 1, 2009, the notional amount of the Swap Agreement was $65 million. However, in connection with our refinancing, we concluded the Swap Agreement was no longer an effective hedge, based on the modified terms of the Amended Credit Agreement which includes a 2% LIBOR floor. The LIBOR rates over the remaining term of the Swap Agreement did not exceed the LIBOR floor stated in the Amended Credit Agreement which in effect resulted in fixed rate debt.

See Note 11 — Long-term Debt to the Consolidated Financial Statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of October 31, 2010. Weighted-average variable rates are based on LIBOR rates with a 2% LIBOR floor at October 31, 2010, plus applicable margins.

								Fair
	Scheduled Maturity Date(a)							Value
	2011	2012	2013	2014	2015	Thereafter	Total	10/31/10
	(In millions, except interest rate percentages)

Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—	—	—	—	—	—	—
Variable Rate	$—	$—	$—	$136.3	$—	$—	$136.3	$132.0	(b)
Average interest rate	8.0%	8.0%	8.0%	8.0%	—	—	8.0%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.

(b)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were immaterial for the fiscal years ended October 31, 2010 and November 1, 2009 and $(1.1) million for the fiscal year ended November 2, 2008.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in net income for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 was $0.5 million, $0.4 million and $(0.8) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was immaterial for the fiscal year ended October 31, 2010 and $(0.2) million for the fiscal year ended November 1, 2009.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 31, 2010, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of October 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited NCI Building Systems, Inc.’s (the “Company”) internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of October 31, 2010 and November 1, 2009 and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended October 31, 2010 of the Company and our report dated December 21, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 21, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of October 31, 2010 and November 1, 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income (loss) for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at October 31, 2010 and November 1, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of October 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 21, 2010

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
	(In thousands, except per share data)

Sales	$870,526	$965,252	$1,762,740
Cost of sales, excluding lower of cost or market adjustment and asset impairments	699,641	748,756	1,323,152
Lower of cost or market adjustment	—	39,986	2,739
Asset impairments	1,070	6,291	157

Gross profit	169,815	170,219	436,692
Selling, general and administrative expenses	190,870	210,753	280,686
Goodwill and other intangible asset impairments	—	622,564	—
Restructuring charges	3,532	9,052	1,059
Change of control charges	—	11,168	—

Income (loss) from operations	(24,587)	(683,318)	154,947
Interest income	91	393	1,085
Interest expense	(17,918)	(29,249)	(32,579)
Debt extinguishment and refinancing costs, net	76	(97,580)	—
Other (expense) income, net	2,131	2,045	(2,169)

Income (loss) before income taxes	(40,207)	(807,709)	121,284
Provision (benefit) for income taxes	(13,330)	(56,913)	48,006

Net income (loss)	$(26,877)	$(750,796)	$73,278
Convertible preferred stock dividends and accretion	34,055	1,187	—
Convertible preferred stock beneficial conversion feature	250,295	10,526	—

Net income (loss) applicable to common shares	$(311,227)	$(762,509)	$73,278

Earnings (loss) per common share:
Basic	$(17.07)	$(171.18)	$18.58

Diluted	$(17.07)	$(171.18)	$18.49

Weighted average number of common shares outstanding:
Basic	18,229	4,403	3,866
Diluted	18,229	4,403	3,886

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	October 31,	November 1,
	2010	2009
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$77,419	$90,419
Restricted cash, current	2,839	5,154
Accounts receivable, net	81,896	82,889
Inventories, net	81,386	71,537
Deferred income taxes	15,101	18,787
Income tax receivable	15,919	27,622
Investments in debt and equity securities, at market	3,738	3,359
Prepaid expenses and other	13,923	14,494
Assets held for sale	6,114	4,963

Total current assets	298,335	319,224

Property, plant and equipment, net	214,453	232,510
Goodwill	5,200	5,200
Intangible assets, net	26,312	28,370
Restricted cash, net of current portion	—	7,825
Other assets, net	16,224	21,039

Total assets	$560,524	$614,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$14,164
Note payable	289	481
Accounts payable	70,589	71,252
Accrued compensation and benefits	31,569	37,215
Accrued interest	1,536	776
Other accrued expenses	46,723	54,797

Total current liabilities	150,706	178,685

Long-term debt	136,305	136,085
Deferred income taxes	10,947	18,848
Other long-term liabilities	4,820	7,657

Total long-term liabilities	152,072	162,590

Series B cumulative convertible participating preferred stock	256,870	222,815
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 19,564,287 and 18,082,029 shares issued in 2010 and 2009, respectively; and 19,564,287 and 18,082,029 shares outstanding in 2010 and 2009, respectively	924	904
Additional paid-in capital	258,826	288,093
Accumulated deficit	(256,937)	(230,060)
Accumulated other comprehensive loss	(1,937)	(8,859)

Total stockholders’ equity	876	50,078

Total liabilities and stockholders’ equity	$560,524	$614,168

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
		(In thousands)

Cash flows from operating activities:
Net income (loss)	$(26,877)	$(750,796)	$73,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,504	33,531	36,333
Non-cash interest expense on Convertible Notes	—	8,394	8,507
Share-based compensation expense	4,953	4,835	9,504
Accelerated vesting of share-based compensation	—	9,066	—
Debt extinguishment and refinancing costs, net	(76)	91,937	—
Gain on embedded derivative	(937)	—	—
(Gain) loss on sale of property, plant and equipment	180	(928)	(1,264)
Lower of cost or market reserve	—	39,986	2,739
Provision for doubtful accounts	78	1,221	3,468
Interest rate swap ineffectiveness	—	3,072	—
Provision (benefit) for deferred income taxes	43	(26,841)	(3,227)
Asset impairments, net	1,070	6,291	157
Impairment of goodwill and intangible assets	—	622,564	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	915	78,895	(5,008)
Inventories	(9,849)	79,362	(57,182)
Income tax receivable	12,434	(32,332)	—
Prepaid expenses and other	1,736	(1,423)	(9,724)
Accounts payable	150	(30,754)	(23,738)
Accrued expenses	(12,975)	(41,599)	7,445
Other, net	957	855	(1,094)

Net cash provided by operating activities:	6,306	95,336	40,194
Cash flows from investing activities:
Capital expenditures	(14,030)	(21,657)	(24,803)
Proceeds from sale of property, plant and equipment	767	2,589	4,238
Cash surrender value life insurance	—	—	2,101
Other, net	—	—	(226)

Net cash used in investing activities:	(13,263)	(19,068)	(18,690)
Cash flows from financing activities:
Proceeds from stock options exercised	—	12	698
Decrease (increase) of restricted cash	10,140	(12,979)	—
Excess tax benefits from share-based compensation arrangements	—	—	215
Proceeds from ABL facility	245	—	—
Payments on ABL facility	(246)	—	—
Payment on term loan	(13,695)	(143,300)	(21,710)
Payments on other long-term debt	(190)	(910)	(927)
Payments on note payable	(1,724)	(1,693)	(3,892)
Issuance of convertible preferred stock	—	250,000	—
Payment of convertible notes	(59)	(89,971)	—
Payment of refinancing costs	(125)	(54,659)	(914)
Purchase of treasury stock	(381)	(451)	(2,226)

Net cash used in financing activities:	(6,035)	(53,951)	(28,756)
Effect of exchange rate changes on cash and cash equivalents	(8)	(99)	399
Net (decrease) increase in cash and cash equivalents	(13,000)	22,218	(6,853)
Cash and cash equivalents at beginning of period	90,419	68,201	75,054

Cash and cash equivalents at end of period	$77,419	$90,419	$68,201

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

NCI BUILDING SYSTEMS, INC.

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
	(In thousands, except share data)

Balance, October 28, 2007	4,425,847	$221	$215,520	$447,819	$357	(518,081)	$(114,373)	$549,544
Treasury stock purchases	—	—	—	—	—	(15,856)	(2,226)	(2,226)
Common stock issued for stock option exercises	6,869	—	698	—	—	—	—	698
Tax benefit from employee stock incentive plan	—	—	(566)	—	—	—	—	(566)
Issuance of restricted stock	48,026	3	(3)	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(1,797)	—	—	(1,797)
Share-based compensation	—	—	9,504	—	—	—	—	9,504
Adoption of ASC 740-10 (Note 16)	—	—	—	(361)	—	—	—	(361)
Net income	—	—	—	73,278	—	—	—	73,278

Balance, November 2, 2008	4,480,742	$224	$225,153	$520,736	$(1,440)	(533,937)	$(116,599)	$628,074
Treasury stock purchases	—	—	—	—	—	(35,384)	(451)	(451)
Retirement of treasury shares	(569,321)	(29)	(117,021)	—	—	569,321	117,050	—
Common stock issued for stock option exercises	165	—	12	—	—	—	—	12
Tax benefit from employee stock incentive plan	—	—	(5,073)	—	—	—	—	(5,073)
Convertible Notes exchange	14,035,417	702	169,725	—	—	—	—	170,427
Convertible Preferred Stock dividends payable	—	—	(1,187)	—	—	—	—	(1,187)
Tax benefit from Convertible Preferred Stock issuance costs	—	—	2,585	—	—	—	—	2,585
Issuance of restricted stock	135,026	7	(3)	—	—	—	—	4
Other comprehensive loss	—	—	—	—	(7,419)	—	—	(7,419)
Share-based compensation	—	—	13,902	—	—	—	—	13,902
Net loss	—	—	—	(750,796)	—	—	—	(750,796)

Balance, November 1, 2009	18,082,029	$904	$288,093	$(230,060)	$(8,859)	—	$—	$50,078
Treasury stock purchases	—	—	—	—	—	(356)	(381)	(381)
Retirement of treasury shares	(356)	—	(381)	—	—	356	381	—
Other transaction costs	—	—	216	—	—	—	—	216
Convertible Preferred Stock dividends payable	—	—	(34,055)	—	—	—	—	(34,055)
Issuance of restricted stock	1,482,614	20	—	—	—	—	—	20
Other comprehensive income	—	—	—	—	6,922	—	—	6,922
Share-based compensation	—	—	4,953	—	—	—	—	4,953
Net loss	—	—	—	(26,877)	—	—	—	(26,877)

Balance, October 31, 2010	19,564,287	$924	$258,826	$(256,937)	$(1,937)	—	$—	$876

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008
		(In thousands)

Comprehensive income (loss):
Net income (loss)	$(26,877)	$(750,796)	$73,278
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss) and other (net of income tax of $0 in 2010, $107 in 2009 and $140 in 2008)	196	(198)	259
Unrecognized actuarial gain (loss) on pension obligation (net of income tax of $(4,493) in 2010, $6,010 in 2009 and $1,046 in 2008)	6,726	(9,641)	(1,628)
Loss in fair value of interest rate swap (net of income tax of $345 in 2009 and $272 in 2008)	—	(554)	(428)
Reclassification adjustment for losses on derivative instruments recognized during the period (net of income tax of $1,854 in 2009)	—	2,974	—

Other comprehensive income (loss)	6,922	(7,419)	(1,797)

Comprehensive income (loss)	$(19,955)	$(758,215)	$71,481

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

1.	NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

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

In connection with the closing of the Equity Investment, the Company, among other things took the following actions (together with the Equity Investment, the “Recapitalization Plan”):

•	consummated its exchange offer (the “Exchange Offer”) to acquire all of the Company’s existing 2.125% convertible notes due 2024 in exchange for a combination of $90 million in cash and 14.0 million shares of our common stock;

•	refinanced the Company’s existing credit agreement, which included the partial prepayment of approximately $143 million in principal amount of the existing $293 million in principal amount of outstanding term loans thereunder and a modification of the terms and an amendment and extension of the maturity of the remaining $150 million outstanding balance of the term loans (the “Amended Credit Agreement”); and

•	entered into an asset-based revolving credit facility with a maximum available amount of up to $125 million (the “ABL Facility”). Borrowing availability on the asset-based revolving credit facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments.

As of November 1, 2009, the Preferred Shares were convertible into 39.2 million shares of Common Stock at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore, the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. Upon previous action taken by the independent, non-CD&R board members, on March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued and the stock price is in excess of $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in cash. On the Dividend Payment Committee date, we have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend declaration date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2010 is October 31, 2010. Fiscal 2008 was a 53 week year.

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

(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of October 31, 2010, our cash equivalents were all invested in money market instruments.

(c) Accounts Receivable and Related Allowance.  We report accounts receivable net of the allowance for doubtful accounts. Trade accounts receivable are the result of sales of building systems, components and coating services to customers throughout the United States and affiliated territories, including international builders who resell to end users. Substantially all sales are denominated in U.S. dollars with the exception of sales at our Canadian operations which are denominated in Canadian dollars. Credit sales do not normally require a pledge of collateral; however, various types of liens may be filed to enhance the collection process. The balance of the accounts receivable aged over 90 days was $4.5 million and $6.0 million at October 31, 2010 and November 1, 2009, respectively.

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts activity for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 (in thousands):

	October 31,	November 1,	November 2,
	2010	2009	2008

Beginning balance	$9,039	$10,330	$8,975
Provision for bad debts	78	1,221	3,468
Amounts charged against allowance for bad debts, net of recoveries	(3,885)	(2,512)	(2,113)

Ending balance	$5,232	$9,039	$10,330

(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using specific identification or the weighted-average method for steel coils and other raw materials. During fiscal 2009, we incurred lower of cost or market adjustments of $8.1 million in the metal coil coating segment, $17.2 million in the metal components segment and $14.7 million in the engineered building systems segment for a total of $40.0 million. During fiscal 2008, we incurred lower of cost or market adjustment $2.7 million in the metal coil coating segment. Lower of cost or market adjustments were recorded because this inventory exceeded our estimated net realizable value less normal profit margins. All inventory with a lower of cost or market adjustment was fully utilized by July 2009. The balance of the lower of cost or market adjustment was $2.7 million at November 2, 2008.

The components of inventory are as follows (in thousands):

	October 31,	November 1,
	2010	2009

Raw materials	$56,834	$48,081
Work in process and finished goods	24,552	23,456

	$81,386	$71,537

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 (in thousands):

	October 31,	November 1,	November 2,
	2010	2009	2008

Beginning balance	$1,592	$1,807	$4,433
Provisions	639	1,409	252
Dispositions	(1,000)	(1,624)	(2,878)

Ending balance	$1,231	$1,592	$1,807

During fiscal 2010, we purchased approximately 36% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2010.

(e) Assets Held for Sale.  We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if land is held for sale: (i) management has the authority and commits to a plan to sell the property; (iii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2010, we recorded impairments on assets held for sale of $1.2 million.

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions continue to deteriorate.

(f) Property, Plant and Equipment and Leases.  Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Computer software developed or purchased for internal use is depreciated using the straight-line method over its estimated useful life. Depreciation and amortization are recognized in Cost of Sales and Selling, General and Administrative Expenses based on the nature and use of the underlying asset(s). Operating leases are expensed using the straight-line method over the term of the underlying lease.

Depreciation expense for fiscal 2010, 2009 and 2008 was $27.7 million, $29.9 million and $32.5 million, respectively. Of this depreciation expense, $6.3 million, $7.1 million and $4.5 million was related to software depreciation for fiscal 2010, 2009 and 2008, respectively.

Property, plant and equipment consists of the following (in thousands):

	October 31,	November 1,
	2010	2009

Land	$22,368	$22,141
Buildings and improvements	168,126	165,846
Machinery, equipment and furniture	223,041	226,168
Transportation equipment	3,023	3,326
Computer software and equipment	77,482	77,407

	494,040	494,888
Less accumulated depreciation	(279,587)	(262,378)

	$214,453	$232,510

Estimated useful lives for depreciation are:

Buildings and improvements	10 — 39 years
Machinery, equipment and furniture	3 — 10 years
Transportation equipment	5 — 10 years
Computer software and equipment	3 — 7 years

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2010, the total amount of interest capitalized was immaterial and for fiscal 2009 and 2008, the total amount of interest capitalized was $0.7 million and $1.1 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(g) Internally Developed Software.  Internally developed software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 7 years. Software assets are reviewed for impairment when events or circumstances indicate the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses and internal payroll and payroll related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

(h) Goodwill and Other Intangible Assets.  We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of acquired assets or the strategy for our overall business and significant negative industry or economic trends.

(i) Revenue Recognition.  We recognize revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. Provisions are made upon sale for estimated product returns.

(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. In connection with the Exchange Offer on the Convertible Notes, we incurred $5.7 million in equity raising costs. Deferred financing costs are capitalized as incurred and amortized using the effective interest method over the expected life of the debt. In a modification of debt, costs paid to the creditor are capitalized and costs paid to non-creditors are expensed as incurred.

Costs related to potential pre-packaged bankruptcy related to our 2009 financial restructuring were expensed as incurred. During fiscal 2009, we expensed $4.8 million of pre-packaged bankruptcy costs which were included in debt extinguishment and refinancing costs in our Consolidated Statement of Operations. All potential pre-packaged bankruptcy costs were incurred in connection with the Recapitalization Plan and were expensed in fiscal 2009.

(k) Cost of sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of lower of cost or market adjustments and asset impairments because these items are shown below cost of sales on our Consolidated Statement of Operations. Purchasing costs and engineering and drafting costs are included in selling, general and administrative expense. Purchasing costs were $2.5 million, $3.2 million and $3.7 million and engineering and drafting costs were $39.6 million, $38.2 million and $53.9 million in each of fiscal 2010, 2009, and 2008, respectively. Approximately $1.7 million and $2.2 million of these selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2010 and 2009, respectively.

(l) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Sourcetm, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Sourcetm warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1million at October 31, 2010. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs. See Note 10 — Warranty.

(m) Insurance.  Group medical insurance is purchased through Blue Cross Blue Shield (“BCBS”). The plans include a Preferred Provider Organization (“PPO”) plan and an Exclusive Provider Organization (“EPO”) plan. These plans are managed-care plans utilizing networks to achieve discounts through negotiated rates with the providers within these networks. The claims incurred under these plans are self-funded for the first $250,000 of each claim. We purchase individual stop loss reinsurance to limit our claims liability to $250,000 per claim. BCBS administers all claims, including claims processing, utilization review and network access charges.

Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $500,000 per occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $250,000. The general liability insurance has a $350,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator.

Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet paid. We use an independent actuary to determine the claims lag and estimated liability for IBNR claims.

For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated unable to work. These accruals are developed using independent third-party actuarial estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities, to include statutory impairment ratings. For general liability and automobile claims, accruals are developed based on independent third-party actuarial estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. Each reporting period, we record the costs of our workers’ compensation, general liability and automobile claims, including paid claims, an estimate of the change in IBNR claims, taxes and administrative fees as general and administrative expenses in our Consolidated Statements of Operations.

(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $4.6 million, $5.4 million and $6.9 million in fiscal 2010, 2009 and 2008, respectively.

(o) Impairment of Long-Lived Assets.  We assess impairment of property, plant, and equipment in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment.  We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. During fiscal 2009, we adjusted our property, plant and equipment because we determined that the carrying value of certain assets were not recoverable based on expected undiscounted future cash flows. During fiscal 2010, we recorded impairments on assets held for sale of $1.2 million. We recorded asset impairments of $6.3 million in fiscal 2009, which included $1.2 million related to assets held for sale. See Note 4 for asset impairments in fiscal 2010 and 2009. We had no impairments in fiscal 2008.

(p) Share-Based Compensation.  Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded the recurring pretax compensation expense relating to restricted stock awards of $3.3 million, $4.3 million and $7.8 million for fiscal 2010, 2009 and 2008, respectively. The acceleration of the unamortized compensation expense upon the change in control was $9.0 million and was included in change of control charges on the Consolidated Statement of Operations.

(q) Foreign Currency Re-measurement and Translation.  In accordance ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) are reflected in income for the period. Net foreign currency re-measurement gains (losses) were immaterial for the fiscal years ended October 31, 2010 and November 1, 2009 and $(1.1) million for the fiscal year ended November 2, 2008.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in net income for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 was $0.5 million, $0.4 million and $(0.8) million. Net foreign currency translation gain

(loss), net of tax, and included in other comprehensive income was immaterial for the fiscal year ended October 31, 2010 and $(0.2) million for the fiscal year ended November 1, 2009.

(r) Reclassifications.  Certain reclassifications have been made to prior period amounts in our Consolidated Balance Sheets and Consolidated Statements of Operations to conform to the current presentation. These reclassifications were the result of further integration of Robertson-Ceco II Corporation (“RCC”) and the rationalization of our operations. The net effect of these reclassifications was not material to our consolidated financial statements.

3.	ADOPTED ACCOUNTING PRONOUNCEMENTS

Defined Benefit Plans Adoption

In December 2008, the FASB issued ASC Subtopic 715-20, Defined Benefit Plans — General (“ASC 715-20”). This statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted the disclosure provisions required by ASC 715-20 in fiscal 2010 but are not required to implement the disclosures for earlier periods presented for comparative purposes. See Note 21 — Employee Benefit Plans.

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

The effect of this standard for our Convertible Notes is that the equity component has been included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component of the Convertible Notes. Higher interest expense is recorded by recognizing the accretion of the discounted carrying value of the Convertible Notes to their face amount as interest expense over the term of the Convertible Notes using an effective interest rate method. Income taxes have been recorded on the foregoing adjustments. While this accounting pronouncement does not change the economic substance or cash flow requirements for the Convertible Notes, the amount reported as interest expense in our historical consolidated statement of operations increased due to the accretion of the discounted carrying value of the Convertible Notes to their face amount. The impact of adopting this standard has resulted in the reported interest expense on our Convertible Notes increasing from 2.125% to 7.5%. See Note 11 — Long-term Debt.

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. As a result of adopting ASC Subtopic 470-20, Debt with Conversion and Other Options, capitalized interest for fiscal 2009 increased by $0.2 million. Upon commencement of the asset’s operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

In June 2008, the FASB issued ASC Subtopic 260-10, Earnings per Share. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. We adopted this standard on November 2, 2009. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement. See Note 8 — Earnings (Loss) Per Common Share.

Fair Value Measurements and Disclosures Adoption

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. We adopted this update on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended October 28, 2012. With the exception of additional fair value measurement disclosures, the adoption of this update did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Financial Instruments and Fair Value Measurements.

In September 2006, the FASB issued ASC Subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We adopted this standard on November 3, 2008 for financial assets and financial liabilities carried at fair value and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. The adoption of this standard did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Financial Instruments and Fair Value Measurements.

In February 2008, the FASB issued ASC 820-10. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We have adopted ASC 820-10 in our fiscal year that began on November 2, 2009 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of this accounting pronouncement for nonrecurring, non-financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 15 — Fair Value of Financial Instruments and Fair Value Measurements.

Financial Instruments Adoption

In April 2009, the FASB issued ASC Subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 amends previous guidance to increase the frequency of fair value disclosures to a quarterly basis instead of an annual basis. The guidance relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. This guidance also amends previous guidance to require those disclosures in all interim financial statements. We adopted ASC 825-10 on May 4, 2009. See Note 15 — Fair Value of Financial Instruments and Fair Value Measurements.

Derivatives and Hedging Adoption

In March 2008, the FASB issued ASC Subtopic 815-10, Derivatives and Hedging (“ASC 815-10”). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted ASC 815-10 on February 2, 2009. See Note 14 — Derivative Instruments and Hedging Strategy.

Income Taxes Adoption

In June 2006, the FASB issued ASC Subtopic 740-10, Income Taxes (“ASC 740-10”) which clarifies the accounting for uncertainty in income taxes. ASC 740-10 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10 requires that we recognize in the financial statements the impact of a tax position only if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. ASC 740-10 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted ASC 740-10 on October 29, 2007. See discussion of the impact of adoption in Note 16 — Income Taxes.

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

4.	PLANT RESTRUCTURING AND ASSET IMPAIRMENTS

As a result of the market downturn in 2008 and 2009, we implemented a phased process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems.

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

As a result of actions taken in our restructuring, certain facilities in our engineering building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheet. During fiscal 2010, we recorded impairments for facilities within the engineered metal buildings and metal components segments in the amount of $1.0 million and $0.2 million, respectively, related to facilities classified as held for sale as a result of determining market conditions. We plan to sell these facilities within the next 12 months.

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the fiscal years presented (in thousands):

				Total Cost
	Fiscal 2010	Fiscal 2009	Fiscal 2008	Incurred

General
Severance	$18	$2,987	$87	$3,092
Asset Relocation	—	—	—	—
Other Cash Costs	88	57	—	145
Asset Impairment	4	1,234	—	1,238

Total General Program	110	4,278	87	4,475
Repurposing and Phase I
Severance	$102	$1,016	$106	$1,224
Asset Relocation	—	303	—	303
Other Cash Costs	285	199	—	484
Asset Impairment	971	1,634	157	2,762

Total Plant Closing Phase I	1,358	3,152	263	4,773
Plant Closing Phase II
Severance	$—	$399	$—	$399
Asset Relocation	—	22	—	22
Other Cash Costs	—	442	—	442
Asset Impairment	—	30	—	30

Total Plant Closing Phase II	—	893	—	893
Plant Closing Phase III
Severance	$10	$2,349	$—	$2,359
Asset Relocation	26	219	—	245
Other Cash Costs	3,002	1,060	—	4,068
Asset Impairment	96	3,393	—	3,489

Total Plant Closing Phase III	3,134	7,021	—	10,155
Total All Programs	$4,602	$15,344	$350	$20,296

Restructuring by Segment
Buildings	3,022	7,522	61	10,605
Components	510	1,216	106	1,832
Coaters	—	103	—	103
Corporate	—	211	27	238

Total	$3,532	$9,052	$194	$12,778
Asset Impairments by Segment(1)
Buildings	923	4,316	157	5,396
Components	147	766	—	913
Coaters	—	—	—	—
Corporate	—	1,209	—	1,209

Total	$1,070	$6,291	$157	$7,518

(1)	The fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.

The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or
	Severance
	Costs	Other Costs	Total

Balance at November 2, 2008	$193	$—	$193
Costs incurred	6,751	2,303	9,054
Cash payments	(5,622)	(2,303)	(7,925)
Other adjustments(1)	65	—	65

Balance at November 1, 2009	$1,387	$—	$1,387
Costs incurred	130	3,402	3,532
Cash payments	(1,533)	(3,402)	(4,935)
Other adjustments(1)	16	—	16

Balance at October 31, 2010	$—	$—	$—

(1)	Relates to the foreign currency translation.

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

On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of October 31, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit, exclusive of letters of credit under our ABL Facility. Restricted cash as of October 31, 2010 is classified as current as the underlying letters of credit expire by September 2011. As of November 1, 2009, we had restricted cash in the amount of $13.0 million as collateral related to our $12.1 million of letters of credit. Restricted cash as of November 1, 2009 is classified as current and non-current based upon the expiration of the underlying letters of credit. The letters of credit have either automatically renewed or will be renewed upon expiration.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal		Engineered
	Coil	Metal	Building
	Coating	Components	Systems	Total

Balance as of November 2, 2008	$98,959	$147,240	$370,427	$616,626
Impairments	(98,959)	(147,240)	(365,227)	(611,426)

Balance as of October 31, 2010 and November 1, 2009	$—	$—	$5,200	$5,200

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Prior to the impairments discussed below, management determined that we had six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments were each split into two reporting units and the metal coil coating segment was its own reporting unit for goodwill impairment testing purposes.

Based on lower than projected sales volumes in our first quarter of fiscal 2009 and based on a revised lower outlook for nonresidential construction activity in 2009, management reduced the Company’s cash flow projections for fiscal 2009. We concluded that this reduction was an impairment indicator requiring us to perform an interim goodwill impairment test for each of our six reporting units as of February 1, 2009. As a result of this impairment indicator, we updated the first step of our goodwill impairment test in the first quarter of fiscal 2009. The first step of our goodwill impairment test determines fair value of the reporting unit based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples reconciled to our recent publicly traded stock price, including a reasonable control premium. The result from this model was then weighted and combined into a single estimate of fair value. We determined that our carrying value exceeded our fair value at most of our reporting units in each of our operating segments, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involved calculating the implied fair value of our goodwill by allocating the fair value of the reporting unit to all assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. The fair value of each of the reporting unit’s assets and liabilities were determined based on a combination of prices of comparable businesses and present value techniques.

As of February 1, 2009, we estimated the market implied fair value of our goodwill was less than its carrying value by approximately $508.9 million, which was recorded as a goodwill impairment charge in the first quarter of fiscal 2009. This charge was an estimate based on the result of the preliminary allocation of fair value in the second step of the goodwill impairment test. However, due to the timing and complexity of the valuation calculations required under the second step of the test, we were not able to finalize our allocation of the fair value until the second quarter of fiscal 2009 with regard to property, plant and equipment and intangible assets in which their respective values were dependent on property, plant and equipment. The finalization was included in our goodwill impairment charge of $102.5 million that was recorded in the second quarter of fiscal 2009 as discussed further below.

Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an impairment indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009. The results showed that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. We therefore initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which was recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of October 31, 2010 and November 1, 2009, the remaining goodwill was $5.2 million.

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2010 and determined that no further impairments of our goodwill or long-lived intangibles were required.

The following table represents all our intangible assets activity for the fiscal years ended October 31, 2010 and November 1, 2009 (in thousands):

	Range of	October 31,	November 1,
	Life (Years)	2010	2009

Amortized intangible assets:
Cost:
Trade names	15	$5,588	$5,588
Customer lists and relationships	15	8,710	8,710
Non-competition agreements	5-10	8,132	8,132
Property rights	7	990	990

		$23,420	$23,420

Accumulated Amortization:
Trade names		$(2,090)	$(1,719)
Customer lists and relationships		(2,518)	(1,937)
Non-competition agreements		(5,201)	(4,236)
Property rights		(754)	(613)

		$(10,563)	$(8,505)

Net book value		$12,857	$14,915

Indefinite-lived intangible assets:
Trade names, beginning of year		$13,455	$24,704
Impairments		—	(11,249)

Trade names, end of year		13,455	13,455

Total intangible assets at net book value		$26,312	$28,370

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

As a result of the aforementioned goodwill impairment indicators and in accordance with ASC Subtopic 350-20, we performed an impairment analysis on our indefinite lived intangible asset related to trade names of our subsidiary, RCC in our engineered building systems segment, to determine the fair value in the first and second quarters of fiscal 2009. Based on changes to our projected cash flows in the first quarter of fiscal 2009 and based on the lower projected cash flows and related Phase III restructuring plan in the second quarter of fiscal 2009, we determined the carrying value exceeded the future fair value attributable to the indefinite-lived intangible asset, and therefore we recorded impairment charges of $8.7 million in the first quarter of fiscal 2009 and $2.4 million in the second quarter of fiscal 2009 related to the indefinite-lived intangible asset.

All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of October 31, 2010 and November 1, 2009, the weighted average amortization period for all our intangible assets was 13.6 years and 13.3 years, respectively.

Amortization expense of intangibles was $2.1 million, $2.1 million and $2.2 million for fiscal 2010, 2009 and 2008, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2011	$2,058
2012	1,746
2013	1,563
2014	1,563
2015	1,004

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.

7.	SHARE-BASED COMPENSATION

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

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. On December 11, 2009, our board of directors approved the right of employees and officers to receive grants of 1.5 million shares of restricted stock and the right of officers to receive grants of 1.8 million stock options, both of which were conditioned upon shareholder approval. Our majority stockholder, had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our majority stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan was perfunctory and we established a grant date of December 11, 2009 for the restricted stock and stock option awards. As discussed in Note 12 — Series B Cumulative Convertible Participating Preferred Stock, at January 31, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. During fiscal 2010, the changes in fair value were immaterial. On March 5, 2010, the Company effected a Reverse Stock Split at an exchange ratio of 1-for-5 which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010. The total unrecognized compensation cost related to the share-based compensation arrangements reclassified from liability awards to equity awards was $9.9 million.

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

Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of October 31, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, neither of which can be settled through cash payments. Both our stock options and restricted stock awards contain only service condition requirements and typically vest over four years, although from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control or on termination without cause or for good reason, as defined by the agreements governing such awards. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. A total of approximately 2,500,000 and 113,400 shares were available at October 31, 2010 and November 1, 2009, respectively, under the Incentive Plan for the further grants of awards.

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

Our option awards and restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement. On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. With the exception of certain executive officers who received 2004 Long-Term Restricted Stock Awards that vest in full only on retirement, the vesting of all unvested restricted stock and stock options within our Incentive Plan accelerated upon the change of control. As a result, we recorded $9.1 million in share-based compensation expense upon the accelerated vesting under our Incentive Plan. None of the fiscal 2010 option grants vested during fiscal 2010.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends and have no current plans to do so in the future. There were no options granted during the fiscal years ended November 1, 2009 and November 2, 2008. We have estimated a forfeiture rate of 10% for our non-officers and 0% to 10% for our officers in our calculation of share-based compensation expense for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008. These estimates are based on historical forfeiture behavior exhibited by our employees.

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

The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	December 11,	March 5,
	2009	2010

Expected volatility	46.05%	47.01%
Expected term (in years)	5.75	5.52
Risk-free interest rate	2.44%	2.49%

The weighted average grant-date fair value of options granted during fiscal 2010 was $4.29. There were no options granted during the fiscal years ended November 1, 2009 and November 2, 2008.

The following is a summary of stock option transactions during fiscal 2010, 2009 and 2008 (in thousands, except weighted average exercise prices and weighted average remaining life):

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Balance October 28, 2007	149	$138.92
Granted	—	—
Cancelled	(3)	(156.03)
Exercised	(7)	(99.28)

Balance November 2, 2008	139	$140.45
Granted	—	—
Cancelled	(8)	(138.91)
Exercised	(1)	(75.75)

Balance November 1, 2009	130	$140.63
Granted	1,782	8.85
Cancelled	(10)	(113.26)
Exercised	—	—

Balance October 31, 2010	1,902	$17.33	8.8 years	$1,889

Exercisable at October 31, 2010	120	$142.96	3.3 years	—

There were no options exercised during fiscal 2010. The total intrinsic value of options exercised during 2009 was insignificant and during fiscal 2008 was $0.4 million. The following summarizes additional information concerning outstanding options at October 31, 2010 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
	Weighted Average	Weighted Average
Number of Options	Remaining Life	Exercise Price

1,803	9.0 years	$9.76
43	3.3 years	136.32
48	3.8 years	161.68
8	5.2 years	225.21

1,902	8.8 years	$17.33

The following summarizes additional information concerning options exercisable at October 31, 2010 (in thousands, except weighted average exercise prices):

Options Exercisable
Weighted Average
Number of Options	Exercise Price

22	$84.55
43	136.32
48	161.67
7	225.22

120	$142.96

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. The fair value of restricted stock awards previously classified as liability awards on March 5, 2010 is based on the Company’s stock price as of March 5, 2010, the date the contingency was resolved. Restricted stock transactions during fiscal 2010, 2009 and 2008 were as follows (in thousands, except weighted average grant prices):

	Number of	Weighted Average
	Shares	Grant Price

Balance October 28, 2007	103	$189.83
Granted	50	130.05
Distributed	(55)	173.19
Forfeited	(2)	195.46

Balance November 2, 2008	96	$167.97
Granted	142	43.27
Distributed	(27)	180.38
Forfeited	(7)	142.43

Balance November 1, 2009	204	$80.57
Granted	1,499	9.10
Distributed	—	—
Forfeited	(6)	9.10

Balance October 31, 2010	1,697	$17.70

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $5.0 million, $4.8 million and $9.5 million for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, respectively. Of these amounts, $4.8 million, $4.3 million and $8.5 million were included in selling, general and administrative expense for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, respectively, with the remaining costs in each period in cost of goods sold. On October 20, 2009, upon the change of control, we recorded $9.1 million of accelerated unamortized compensation expense which was included in the change of control charges on the Consolidated Statement of Operations. As of October 31, 2010, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $1.9 million, $5.3 million and $3.6 million for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008, respectively. As of October 31, 2010, there was approximately $18.2 million of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 3.7 years. As a result of the change of control in fiscal 2009, all compensation cost related to share-based compensation arrangements were recognized as of November 1, 2009.

There was no cash received from option exercises during fiscal 2010. Cash received from option exercises was insignificant during fiscal 2009 and was $0.7 million during fiscal 2008. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for fiscal 2008.

8.	EARNINGS (LOSS) PER COMMON SHARE

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

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008

Numerator for Basic and Diluted Earnings (Loss) Per Common Share
Net income (loss) allocated to common shares	$(311,227)	$(762,509)	$73,278
Less net income (loss) allocated to participating securities(1)	—	8,877	1,445

Net income (loss) allocated to common shares	$(311,227)	$(753,632)	$71,833

Denominator for Diluted Earnings (Loss) Per Common Share
Weighted average common shares outstanding for basic earnings (loss) per share	18,229	4,403	3,866
Common stock equivalents:
Employee stock options	—	—	20

Adjusted weighted average shares and assumed conversions for diluted earnings (loss) per share	18,229	4,403	3,886

Earnings (loss) per common share
Basic	$(17.07)	$(171.18)	$18.58

Diluted	$(17.07)	$(171.18)	$18.49

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses, therefore, no losses were allocated in fiscal 2010 above. These participating securities will be allocated earnings when applicable.

The indenture under which the Convertible Notes were issued contains a “net share settlement” provision as described in ASC Subtopic 260-10, Earnings Per Share — Overall (“ASC 260-10”), whereby conversions are settled for a combination of cash and shares, and shares are only issued to the extent the conversion value exceeds the principal amount. The incremental shares that we would have been required to issue had the Convertible Notes been converted at the average trading price during the period have been included in the diluted earnings (loss) per common share calculation because our average stock trading price had exceeded the $200.70 conversion threshold. However, during fiscal 2009, the Convertible Notes could only be converted by the holders if our stock price traded above the initial conversion price of our Convertible Notes (see Note 11) for at least 20 trading days in each of the 30 consecutive trading day period of the preceding calendar quarter or upon other specified events. At November 1, 2009, the Convertible Notes were not convertible and, as a result, had no impact on earnings (loss) per common share.

As discussed in Note 3, we adopted ASC Subtopic 260-10, ASC 260-10 on November 2, 2009. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income, if any, attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock for fiscal 2010 and fiscal 2009 as the restricted stock does not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.

The weighted average number of common shares outstanding increased by 0.5 million due to the completion of the Exchange Offer in October 2009. In connection with the exchange offer, we issued 14.0 million shares of Common Stock. In addition to the Exchange Offer, our 2009 refinancing transaction included the issuance of $250.0 million in shares of a newly created series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which required the use of the “two-class” method in determining diluted earnings per share, but did not increase the weighted average number of Common Shares outstanding because the Convertible Preferred Stock does not share in losses of the Company. As of October 31, 2010 and November 1, 2009, the Preferred Shares were convertible into 44.3 million and 39.2 million shares of Common Stock, respectively.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as, if and when declared by our board of directors, at a rate per annum of 12% of the liquidation preference of $1,000 per Preferred Share, subject to certain adjustments, if paid in-kind or at a rate per annum of 8% of the liquidation preference of $1,000 per Preferred Share if paid in cash on the declaration date. On the Dividend Payment Committee date, we have the right to choose whether dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility including being contractually limited in our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive was approximately 61,800 shares for the fiscal year ended November 2, 2008. The anti-dilutive weighted average unvested restricted shares that were not included in the diluted earnings per share calculation was approximately 28,400 shares for the fiscal year ended November 2, 2008. For the fiscal years ended October 31, 2010 and November 1, 2009, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.

9.	OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	October 31,	November 1,
	2010	2009

Customer deposits	$5,815	$5,123
Accrued warranty obligation and deferred warranty revenue	16,977	16,116
Accrued workers compensation and general liability insurance	7,400	8,967
Ad valorem tax payable	3,427	4,067
Accrued transaction costs	—	4,762
Other accrued expenses	13,104	15,762

Total other accrued expenses	$46,723	$54,797

10.	WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 31, 2010 and November 1, 2009 (in thousands):

	October 31,	November 1,
	2010	2009

Beginning balance	$16,116	$16,484
Warranties sold	2,885	2,628
Revenue recognized	(1,408)	(1,273)
Costs incurred	(313)	(259)
Adjustment(1)	—	(1,313)
Other	(303)	(151)

Ending balance	$16,977	$16,116

(1)	This adjustment relates to certain of the RCC warranty claims liabilities that were updated based on a change in our claims processing procedures and revised analysis. This change was recorded as a reduction of cost of sales in our Consolidated Statement of Operations during the first quarter of fiscal 2009.

11.	LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	October 31,	November 1,
	2010	2009

Amended and Restated Term Loan Credit Agreement (due April 2014, interest at 8.0%)	$136,305	$150,000
Asset-Based Lending Facility (due April 2014, interest at 6.50%)	—	—
2.125% Convertible Senior Subordinated Notes	—	59
Industrial Revenue Bond	—	190

	136,305	150,249
Current portion of long-term debt	—	(14,164)

Total long-term debt, less current portion	$136,305	$136,085

The scheduled maturity of our debt is as follows (in thousands):

2011	$—
2012	—
2013	—
2014	136,305
2015 and thereafter	—

$136,305

Summary

We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions. At October 31, 2010 and November 1, 2009, amounts outstanding under our Amended Credit Agreement were $136.3 million and $150.0 million, respectively.

In addition to our Amended Credit Agreement, we have an ABL Facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. At October 31, 2010 and November 1, 2009, our excess availability under the ABL Facility was $73.8 million and $70.4 million, respectively. There were no amounts outstanding under the ABL Facility at both October 31, 2010 and November 1, 2009. In addition, at October 31, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility. There were no letters of credit outstanding under the ABL Facility at November 1, 2009.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

Amended Credit Agreement

On October 29, 2009, we entered into the Amended Credit Agreement, pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The modified terms of the term loan require quarterly principal payments in the amount of 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our refund received resulting from the carry back of the 2009 net operating loss. An additional $13.3 million in principal amount of the term loans under the Amended Credit Agreement was classified as current portion of long-term debt in our Consolidated Balance Sheet at November 1, 2009 as a result of this expected mandatory prepayment.

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

The obligations under the Amended Credit Agreement and under any permitted hedging agreement and the guarantees thereof are secured by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors.

The Amended Credit Agreement contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, prepay other indebtedness, make dividends and other cash restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

The Amended Credit Agreement has no financial covenant test until October 30, 2011, at which time the maximum consolidated leverage ratio of net indebtedness to EBITDA is 5 to 1. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through October 31, 2010, including the mandatory prepayment in connection with our tax refund, the leverage ratio covenant has been effectively deferred until at least the third quarter of fiscal 2012. Net indebtedness is defined as consolidated debt less the lesser of cash or $50 million. At October 31, 2010 and November 1, 2009, our Amended Credit Agreement did not require any financial covenant compliance.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:

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

The Amended Credit Agreement limits our ability to pay cash dividends on or prior to October 31, 2010 after which time we may pay any dividend in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined in the Amended Credit Agreement as the sum of 50% of the consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, less 100% of any negative consolidated net income amount, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

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

In accordance with ASC Subtopic 470-50, Debt — Modifications and Extinguishments, we accounted for the amendment to our Amended Credit Agreement as a modification, and we have expensed $6.4 million of legal and other professional fees paid to third-parties in connection with amending the facility in fiscal 2009.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the term credit agreement then in effect, prior to its amendment and restatement as the Amended Credit Agreement due June 2010. The interest rate swap agreement expired in June 2010. At November 1, 2009, the notional amount of the interest rate swap agreement was $65 million. See Note 14 for further information.

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

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

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

The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis.

The ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other cash restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s, the borrowers’ and other guarantors’ concentration accounts to the repayment of the loans outstanding under the ABL Facility, subject to the Intercreditor Agreement. In addition, during such Dominion Event, we are required to make mandatory payments on our ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility.

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of both October 31, 2010 and November 1, 2009 was $15.0 million.

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

On December 3, 2010, we finalized an amendment of our ABL Facility that, among other items, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points. As a result, Base Rate loans bear interest at the Base Rate plus a margin of 1.50% to 2.00% depending on the quarter average excess availability under such facility. LIBOR loans bear an interest at the Base Rate plus a margin of 2.50% to 3.0%.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Convertible Notes

As discussed in Note 3 — Adopted and Recently Issued Accounting Pronouncements, on November 2, 2009, we adopted ASC 470-20 which clarifies the accounting for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASC 470-20 has been applied retrospectively to fiscal years 2005 through 2009 as it relates to our Convertible Notes. As a result, we recorded a cumulative effect of the change to retained earnings in the amount of $9.5 million. The debt and equity components recognized for our Convertible Notes were as follows (in thousands):

	October 31,	November 1,
	2010	2009

Principal amount of Convertible Notes	$—	$59
Unamortized discount	—	—
Net carrying amount	—	59
Additional paid-in capital	24,473	24,473

In October 2009, we consummated the Exchange Offer to acquire $180 million aggregate principal amount of the Convertible Notes, which resulted in the tender offer of $179.9 million in principal amount of the Convertible Notes in exchange for 14.0 million shares of our Common Stock and $90 million in cash. On December 29, 2009, we redeemed the $58,750 principal amount of the Convertible Notes that remained outstanding after the closing of the Exchange Offer. The remaining unamortized discount was reversed upon the consummation of the Exchange Offer. The amount of contractual coupon interest and amortization of the discount was $3.8 million and $8.4 million, respectively, during fiscal 2009. The effective interest rate was 7.5% during fiscal 2009.

During fiscal 2009, in accordance with ASC Subtopic 470-50, Debt — Modifications and Extinguishments, we recorded $85.3 million of debt extinguishment costs and $5.7 million of capitalized equity raising costs.

The debt extinguishment costs were determined based on the net of the inducement loss and the settlement gain. As the Convertible Notes were “Instrument C” as defined in ASC Subtopic 815-15, Embedded Derivatives, we applied the guidance in ASC Subtopic 470-20, Debt with Conversion and Other Options (“ASC 470-20”), for any inducement to convert, and then applied the guidance in ASC 470-20 on the conversion of an instrument that would normally settle the conversion spread in shares and the face amount in cash. As a result, we recorded a loss of $85.3 million, which was the net impact of the loss incurred through the induced conversion offset by the gain recorded for the extinguishment of the recognized liability under conversion accounting. In accordance with the original conversion terms of the Convertible Notes, the expected fair value of Common Stock issuable upon conversion is approximately $11.3 million (based on a $12.55 closing stock price for Common Stock as of October 19, 2009) as compared to the expected fair value of Common Stock issuable pursuant to the Exchange Offer of approximately $266.1 million ($176.1 million in Common Stock plus $90 million in cash paid). This resulted in an induced conversion charge of $254.9 million. Additionally, we also had to consider the original terms of the Convertible Notes, which required us to satisfy the accreted value of the obligation in cash and allowed us to satisfy the excess conversion value over the accreted value in either cash or shares. However, as of the date the Convertible Notes were converted, the stated conversion price of the Convertible Notes was less than the stock price. Based upon the stated conversion terms of the Convertible Notes and the stock price on the date the Convertible Notes were converted, the value of the Company’s cash settlement to the holders of the Convertible Notes would have been approximately $11.3 million. Upon settlement of a security with the characteristics of “Instrument C”, ASC 470-20-40-12 requires only the cash payment be considered in the computation of the gain or loss on the extinguishment of the recognized liability. As of the close of the market on October 19, 2009, each conversion feature was worth a value of approximately $62.53 ($12.55 closing stock price x conversion rate of 4.9824 shares per $1,000 of principal). Accordingly, the Company recognized a gain of $169.6 million which included $0.8 million of unamortized debt discount and a gain of $937.47 for each note. The change in conversion rate based on a $12.55 closing stock price for Common Stock as of October 19, 2009 resulted in a gain on extinguishment of the recognized liability of $169.6 million.

Deferred Financing Costs

At October 31, 2010 and November 1, 2009, the unamortized balance in deferred financing costs was $16.2 million and $20.6 million, respectively.

12.	SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock (after giving effect to the Reverse Stock Split) or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At October 31, 2010, the CD&R Funds own 69.4% of the voting power and Common Stock of the Company on an as-converted basis.

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

Rank.  The Convertible Preferred Stock ranks senior as to dividend rights, redemption payments and rights upon liquidation to the Common Stock and each other class of series of our equity securities, whether currently issued or to be issued in the future, that by its terms ranks junior to the Convertible Preferred Stock, and junior to each class or series of equity securities of the Company, whether currently issued or issued in the future, that by its terms ranks senior to the Convertible Preferred Stock. We have no outstanding securities ranking senior to the Convertible Preferred Stock. Pursuant to the Certificate of Designations, the issuance of any senior securities of the Company requires the approval of the holders of the Convertible Preferred Stock.

Dividends.  Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend declaration date on which such dividends would otherwise compound. If dividends are not paid in cash or in kind, such dividends compound on the dividend payment date. Members of our board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which limit or restrict our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which such dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend declaration date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

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

On the Dividend Payment Committee date, we have the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and Asset-Based Lending Facility (“ABL Facility”) which restricts our ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. As a result, the dividend for the period up to the December 15, 2009 dividend declaration date compounded at a rate of 12% per annum.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

On December 15, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.55 million Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. On September 15, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,169.8438 shares of Convertible Preferred Stock for the period from June 16, 2010 through September 15, 2010. On June 15, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 7,971.8137 shares of Convertible Preferred Stock for the period from March 16, 2010 through June 15, 2010. On March 17, 2010, the Dividend Payment Committee of our board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 6,361.5815 shares of Convertible Preferred Stock for the period from December 16, 2009 through March 15, 2010.

If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, the dividends for each quarter of fiscal 2010 were paid in-kind, at a pro rata rate of 12% per annum. See Note 11 — Long-term Debt for more information on our Amended Credit Agreement and ABL Facility.

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

The initial conversion price of the Convertible Preferred Stock was equal to $6.3740 as of October 31, 2010, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.

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

Vote.  Holders of Preferred Shares generally are entitled to vote with the holders of the shares of our Common Stock on all matters submitted for a vote of holders of shares of our Common Stock (voting together with the holders of shares of our Common Stock as one class) and are entitled to a number of votes equal to the number shares of Common Stock issuable upon conversion of such holder’s Preferred Shares (without any limitations based on our authorized but unissued shares of our Common Stock) as of the applicable record date for the determination of stockholders entitled to vote on such matters.

Certain matters require the approval of the holders of a majority of the outstanding Preferred Shares, voting as a separate class, including (1) amendments or modifications to the Company’s Certificate of Incorporation, by-laws or the Certificate of Designations, that would adversely affect the terms or the powers, preferences, rights or privileges of the Convertible Preferred Stock, (2) authorization, creation, increase in the authorized amount of, or issuance of any class or series of senior securities or any security convertible into, or exchangeable or exercisable for, shares of senior securities and (3) any increase or decrease in the authorized number of Preferred Shares or the issuance of additional Preferred Shares.

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

Accounting for Convertible Preferred Stock

The following is a reconciliation of the initial proceeds to the opening balance of our Convertible Preferred Shares (in thousands):

Convertible
Preferred
Stock

Initial proceeds	$250,000
Direct transaction costs	(27,730)
Bifurcated embedded derivative liability, net of tax	(641)

Balance at October 20, 2009	221,629 (1)

(1)	The $28.4 million difference between the book value and the initial liquidation preference is accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years.

Our Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

Convertible
Preferred
Stock

Balance at October 20, 2009	$221,629
Accretion	118
Accrued paid-in-kind dividends(1)	1,068

Balance as of November 1, 2009	$222,815
Accretion	2,681
Accrued paid-in-kind dividends(1)	31,374

Balance as of October 31, 2010	$256,870

(1)	Dividends are accrued at the 12% rate.

In accordance with ASC Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of our Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains Milestone Redemption Rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value (See Note 14 Derivative Instruments and Hedging Strategy).

Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CDR Funds, and thus is $241.4 million. At October 31, 2010, all of the potentially 44.3 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued. At November 1, 2009, 1.8 million of the potentially 39.2 million shares of Common Stock issuable upon conversion of the Preferred Shares were authorized and unissued.

As of October 31, 2010 and November 1, 2009, the Preferred Shares are convertible into 44.3 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore, the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. Upon previous action taken by the independent, non-CD&R board members, on March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued and the stock price is in excess of $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

Our aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock for fiscal 2010 and 2009 are as follows (in thousands):

	October 31,	November 1,
	2010	2009

Liquidation preference	$272,503	$250,000
Accrued cash and Preferred Stock dividends	9,983	1,068

Total	$282,486	$251,068

At October 31, 2010 and November 1, 2009, we had Preferred Shares outstanding of 272,503 and 250,000, respectively.

13.	RELATED PARTIES

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

As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment. Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in the following agreements:

•	the Investment Agreement, pursuant to which the CD&R Funds acquired a 68.4% interest in the Company, CD&R Fund VIII’s transaction expenses were reimbursed and a deal fee of $8.25 million was paid to CD&R, Inc., the predecessor to the investment management business of CD&R, LLC, on the Closing Date;

•	the Stockholders Agreement, which sets forth certain terms and conditions regarding the Equity Investment and the CD&R Funds’ ownership of the Preferred Shares, including certain restrictions on the transfer of the Preferred Shares and the shares of our common stock issuable upon conversion thereof and on certain actions of the CD&R Funds and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;

•	a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), between the Company and the CD&R Funds, pursuant to which the Company granted to the CD&R Funds, together with any other stockholder of the Company that may become a party to the Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred Shares; and

•	an Indemnification Agreement, dated as of the Closing Date between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Funds and CD&R, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Funds and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Amended Credit Agreement, the ABL Facility, the Exchange Offer, and certain other liabilities and claims.

14.	DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY

Interest Rate Risk

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement with a notional amount of $65 million on November 1, 2009. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on October 31, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement as of November 1, 2009 was a liability of approximately $2.2 million and was included in other accrued expenses in the Consolidated Balance Sheet. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments have been effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during the fourth quarter of fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive income (loss) and all subsequent changes in fair market value were recorded directly to earnings. For fiscal 2009, we reduced interest expense by $2.6 million as a result of the changes in fair value of the hedge and we reclassified $4.8 million into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement. During fiscal 2010, we reduced interest expense by $1.2 million as a result of the changes in fair value of the hedge.

Embedded Derivative Bifurcated From Convertible Preferred Stock (See Note 12)

The terms of the Convertible Preferred Stock include a default dividend rate of 3% per annum if we fail to (1) pay holders of Convertible Preferred Stock, in cash on an as-converted basis, dividends paid on shares of our common stock; (2) following the date that there are no Convertible Notes outstanding, pay, in cash or kind, any dividend (other than dividends payable pursuant to the preceding clause (1)) payable to holders of Preferred Shares pursuant to the Certificate of Designations, on the applicable quarterly dividend declaration date; (3) after June 30, 2010, reserve and keep available for issuance the number of shares of our Common Stock equal to 110% of the number of shares of Common Stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; (4) maintain the listing of our Common Stock on the New York Stock Exchange or another U.S. national securities exchange; (5) comply with our obligations to convert the Convertible Preferred Stock in accordance with our obligations under the Certificate of Designations; (6) redeem Convertible Preferred Stock in compliance with the Certificate of Designations; or (7) comply with any dividend payment restrictions with respect to junior securities dividends. If, at a time when a 3% per annum default dividend rate is in effect after June 30, 2011 we fail to reserve and keep available authorized common shares pursuant to the terms of the Certificate of Designations the default dividend rate shall increase to 6% until such default is no longer continuing. The default dividend represents an embedded derivative which is bifurcated from the CD&R Equity Investment host contract (i.e., the Certificate of Designations). See Note 12 — Series B Cumulative Convertible Participating Preferred Stock for further discussion of the Convertible Preferred Stock.

To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. At November 1, 2009, we recorded the fair value of the embedded derivative of $1.0 million in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. As discussed further in Note 12, on December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split, which became effective on March 5, 2010. Based upon these events, we reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we have recorded a $0.9 million decrease in fair value of the embedded derivative during fiscal 2010 which was recorded in other income and expense during the fiscal year.

At October 31, 2010 and November 1, 2009, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
		October 31, 2010	November 1, 2009
	Balance Sheet Location	Fair Value	Fair Value

Derivatives not designated as hedging instruments under ASC 815:
Interest rate contract	Other accrued expenses	$—	$2,208
Embedded derivative	Other accrued expenses	104	1,041

Total derivatives not designated as hedging instruments under ASC 815		$104	$3,249

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended October 31, 2010 and November 1, 2009 was as follows (in thousands):

				Amount of Loss Reclassified
				from Accumulated
Derivative in ASC	Amount of Loss Recognized		Location of Loss Reclassified	OCI into Income
815 Cash Flow	in OCI on Derivative		from Accumulated OCI	(Effective Portion)
Hedging	(Effective Portion)		into Income (Loss)	October 31,	November 1,
Relationship	October 31, 2010	November 1, 2009	(Effective Portion)	2010	2009

Interest rate contract	$—	$(739)	Interest expense	$—	$(1,756)

	Amount of Loss Recognized
Derivatives Not Designated as Hedging	in Income (Loss) on Derivative		Location of Loss Recognized in Income
Instruments Under ASC 815	October 31, 2010	November 1, 2009	(Loss) on Derivative

Interest rate contract	$2,208	$(3,072)	Interest expense
Embedded derivative	$937	$—	Other income, net

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of October 31, 2010 and November 1, 2009 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal year ends were:

	October 31, 2010		November 1, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)		(In thousands)

2.125% Convertible Senior Subordinated Notes	$—	$—	$59	$97
$150 Million Amended Credit Agreement	$136,305	$132,046	$150,000	$138,000

The fair value of the Convertible Notes was determined from the market rates on the redemption date prior to our fiscal year end. The fair value of each of the Amended Credit Agreement was based on recent trading activities of comparable market instruments.

Fair Value Measurements

Effective November 3, 2008, we adopted ASC 820-10 related to assets and liabilities recognized or disclosed in the financial statements at fair value on a recurring basis. ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 applies to other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. The adoption of these provisions did not have a material effect on our consolidated financial statements.

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

In February 2008, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10 partially delays the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On November 2, 2009, we adopted ASC 820-10 for nonrecurring, non-financial assets and liabilities that are recognized or disclosed at fair value. The adoption of these provisions for nonrecurring, non-financial assets and liabilities did not have a material effect on our consolidated financial statements.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at October 31, 2010 and November 1, 2009.

Money market:  Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

Mutual funds:  Mutual funds are valued at the closing price reported in the active market in which the mutual fund is traded.

Assets held for sale:  Assets held for sale are valued based on current market conditions, prices of similar assets in similar condition and expected proceeds from the sale of the assets.

Deferred compensation plan liability:  Deferred compensation plan liability comprises of phantom investments in the deferred compensation plan and is valued at the closing price reported in the active market in which the money market, mutual fund or NCI stock phantom investments are traded.

Interest rate contract:  The fair value of the Swap Agreement is based on an income approach, excludes accrued interest, and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

Embedded derivative:  The embedded derivative value is based on an income approach in which we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of October 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Short-term investments in deferred compensation plan(1):
Money market	$366	—	—	366
Mutual funds — Growth	394	—	—	394
Mutual funds — Blend	1,595	—	—	1,595
Mutual funds — Foreign blend	637	—	—	637
Mutual funds — Fixed income	746	—	—	746

Total short-term investments in deferred compensation plan	3,738	—	—	3,738
Assets held for sale	—	6,114	—	6,114

Total assets	$3,738	6,114	—	9,852

Liabilities:
Deferred compensation plan liability	$(3,920)	—	—	(3,920)
Embedded derivative	—	—	(104)	(104)

Total liabilities	$(3,920)	—	(104)	(4,024)

(1)	Unrealized holding gains (losses) for the fiscal year ended October 31, 2010 was $0.4 million. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of November 1, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Short-term investments in deferred compensation plan(1):
Money market	$351	—	—	351
Mutual funds — Growth	618	—	—	618
Mutual funds — Blend	744	—	—	744
Mutual funds — Foreign blend	1,022	—	—	1,022
Mutual funds — Fixed income	624	—	—	624

Total short-term investments in deferred compensation plan	3,359	—	—	3,359
Assets held for sale	—	4,963	—	4,963

Total assets	$3,359	4,963	—	8,322

Liabilities:
Deferred compensation plan liability	$(3,480)	—	—	(3,480)
Interest rate contract	—	(2,208)	—	(2,208)
Embedded derivative	—	—	(1,041)	(1,041)

Total liabilities	$(3,480)	(2,208)	(1,041)	(6,729)

(1)	Unrealized holding gains (losses) for the fiscal year ended November 1, 2009 was $0.9 million. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes the activity in Level 3 financial instruments during fiscal 2010 and 2009:

	October 31,	November 1,
	2010	2009

Beginning balance	$(1,041)	$—
Addition	—	(1,041)
Realized gains	937	—

Ending balance	$(104)	$(1,041)

As of October 31, 2010 and November 1, 2009, the fair value of our Level 3 embedded derivative was $0.1 million and $1.0 million, respectively. To estimate its fair value, we used an income approach. The significant inputs for the valuation model include the following:

	October 31, 2010	November 1, 2009

Risk-free interest rate	1.2% - 3.6%	0.3% - 3.6%
Discount rate	6.3% - 9.8%	6.1% - 9.8%
Credit spread	5.1% - 6.3%	5.1% - 6.2%
Probability of failure to have common shares authorized by June 30, 2010	—	1.0%

16.	INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax provision (benefit) for the fiscal years ended 2010, 2009 and 2008, consisted of the following (in thousands):

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008

Current:
Federal	$(15,506)	$(28,706)	$44,330
State	2,133	(1,366)	6,903

Total current	(13,373)	(30,072)	51,233
Deferred:
Federal	123	(23,545)	(3,005)
State	(80)	(3,296)	(222)

Total deferred	43	(26,841)	(3,227)

Total provision (benefit)	$(13,330)	$(56,913)	$48,006

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.5%	3.3%	3.5%
Non-deductible goodwill impairment	—	(27.0)%	—
Canadian valuation allowance	0.1%	(0.1)%	1.3%
Non-deductible interest expense	—	(0.2)%	1.2%
Production activities deduction	(2.5)%	—	(2.0)%
Premium on Convertible Notes exchange offer	—	(4.1)%	—
Other	(0.9)%	0.1%	0.6%

Effective tax rate	33.2%	7.0%	39.6%

The increase in our effective tax rate for the fiscal year ended October 31, 2010 as compared to the prior year period was primarily due to the $611.4 million goodwill impairment charges in fiscal 2009 which is discussed in Note 6 — — Goodwill and Other Intangible Assets.

The decrease in our effective tax rate for the fiscal year ended November 1, 2009 as compared to the prior year period was primarily due to the following:

•	The $611.4 million goodwill impairment charges discussed in Note 6 — Goodwill and Other Intangible Assets.

•	The $85.3 million premium paid on the exchange offer to retire our Convertible Notes which is not deductible.

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2010 and 2009 are as follows (in thousands):

	As of	As of
	October 31,	November 1,
	2010	2009

Deferred tax assets:
Inventory obsolescence	$969	$1,008
Bad debt reserve	1,128	2,137
Accrued and deferred compensation	11,755	11,545
Accrued insurance reserves	1,446	1,878
Deferred revenue	7,340	6,266
Interest rate swap	—	847
Net operating loss carryover	6,936	6,469
Depreciation and amortization	530	454
Deferred financing costs	1,924	2,390
Pension	1,574	—
Other reserves	41	725

Total deferred tax assets	33,643	33,719
Less valuation allowance	(5,192)	(5,018)

Net deferred tax assets	28,451	28,701
Deferred tax liabilities:
Depreciation and amortization	(23,022)	(25,420)
Pension	—	(2,566)
Other	(1,275)	(776)

Total deferred tax liabilities	(24,297)	(28,762)

Total deferred tax asset/(liability)	$4,154	$(61)

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As of October 31, 2010, we expect to fully utilize the net U.S. deferred tax assets of $5.8 million against future operating income. However, in the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

The entire U.S. federal net operating loss will be fully utilized through carryback against taxable income generated in fiscal 2008. We have deferred tax assets of $2.0 million related to state net operating loss carryforwards which will expire in 5 to 20 years if unused. Our foreign operations have a net operating loss carryforward of approximately $16.8 million that will start to expire in fiscal 2025 if unused. The utilization of these foreign losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended October 31, 2010, November 1, 2009 and November 2, 2008 (in thousands):

	October 31,	November 1,	November 2,
	2010	2009	2008

Beginning balance	$5,018	$4,972	$4,603
Additions	174	46	369

Ending balance	$5,192	$5,018	$4,972

Uncertain tax positions

The total amount of unrecognized tax benefits at October 31, 2010 was $0.5 million, of which $0.5 million would impact the Company’s effective tax rate if recognized. The total amount of unrecognized tax benefit at November 1, 2009 was $0.7 million, of which $0.7 million would impact the Company’s effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2010 and 2009 (in thousands):

	October 31,	November 1,
	2010	2009

Unrecognized tax benefits at beginning of year	$685	$1,321
Additions for tax positions related to prior years	29	239
Reductions due to lapse of applicable statute of limitations	(252)	(875)

Unrecognized tax benefits at end of year	$462	$685

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of October 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 30, 2006 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

17.	ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	October 31,	November 1,
	2010	2009

Foreign exchange translation adjustments	$587	$391
Defined benefit pension plan	(2,524)	(9,250)

Accumulated other comprehensive loss	$(1,937)	$(8,859)

18.	SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest and taxes paid in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	October 31,	November 1,	November 2,
	2010	2009	2008

Interest paid, net of amounts capitalized	$13,683	$18,445	$26,872
Taxes paid (refunded)	(26,332)	5,645	57,837

In October 2009, we completed an exchange offer to acquire our existing $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes”) in exchange for a combination of $500 in cash and 78 shares of NCI common stock for each $1,000 of Convertible Notes tendered and not withdrawn, with approximately 99.9% of the outstanding Convertible Notes tendered and not withdrawn as of the expiration of the offer and by which we subsequently accepted. This resulted in a non-cash reclassification from long-term debt to stockholders’ equity on our consolidated balance sheet as we issued approximately 14.0 million shares. See further discussion of these Convertible Notes in Note 11 — Long-term Debt.

The dividends on the Convertible Preferred Stock accrue and accumulate on a daily basis and are included in the liquidation preference. Accrued dividends are recorded into Convertible Preferred Stock on the accompanying Consolidated Balance Sheet. Dividends are accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $31.4 million and $1.1 million during fiscal 2010 and 2009, respectively.

19.	OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 31, 2010, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2011	$4,565
2012	2,325
2013	911
2014	488
2015	401
Thereafter	1,059

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2010, 2009 and 2008 was $10.3 million, $11.9 million and $12.4 million, respectively.

20.	STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. Although we did not repurchase any shares of our common stock during fiscal 2010 and 2009, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At October 31, 2010, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Amended Credit Agreement and ABL Facility apply certain limitations on our repurchase of shares of our common stock. During fiscal 2010 and 2009, we retired all treasury shares outstanding.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of
	Shares	Amount

Balance, November 2, 2008	534	116,599
Purchases	35	451
Retirements	(569)	(117,050)

Balance, November 1, 2009	—	$—
Purchases	0	381
Retirements	(0)	(381)

Balance, October 31, 2010	—	$—

21.	EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that covers all eligible employees. The Savings Plan requires us to match employee contributions up to 6% of a participant’s salary. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary and future contributions were temporarily suspended. Additional amounts may be contributed depending upon our annual return on assets. No contributions were made to the Savings Plan during fiscal 2010. Contributions expense for the fiscal years ended 2009 and 2008 were $0.8 million and $8.6 million, respectively, for contributions to the Savings Plan.

As a result of the economic downturn and restructuring, we have determined our Savings Plan has experienced a partial plan termination which is defined by the IRS as 20% or more of the participating employees being involuntarily terminated. As a result, the affected employee participants of the Savings Plan become fully vested upon termination. As of October 31, 2010 and November 1, 2009, the impact of this partial plan termination was immaterial, excluding the impact of the employer contributions.

Deferred Compensation Plan — On October 23, 2006, the board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, will be at 4% and up to 6% of compensation in excess of those limits, based on our Company’s performance. On February 27, 2009, restoration matching contributions were indefinitely suspended, effective January 1, 2009. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. Any unvested matching contributions in a participant’s Deferred Compensation Plan account became vested upon consummation of the Equity Investment on October 20, 2009. In addition, the Deferred Compensation Plan also permitted participants to have their account balances paid out upon a change of control which reduced the rabbi trust assets and corresponding liability by $2.6 million on October 28, 2009. As of October 31, 2010 and November 1, 2009, the liability balance of the Deferred Compensation Plan is $3.9 million and $3.5 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $3.7 million and $3.4 million at

October 31, 2010 and November 1, 2009, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

Defined Benefit Plan — As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Benefit Plan”). Benefits under the RCC Benefit Plan are primarily based on years of service and the employee’s compensation. The RCC Benefit Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Benefit Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, stocks, bonds and fixed income securities. In accordance with ASC 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Benefit Plan and recorded the difference between these two amounts as an assumed liability.

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

Defined Benefit Plans Adoption.  On October 31, 2010, we adopted ASC Subtopic 715-20, Defined Benefit Plans — General (“ASC 715-20”). This statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted the disclosure provisions required by ASC 715-20 in fiscal 2010 but are not required to implement the disclosures for earlier periods presented for comparative purposes.

The following table reconciles the change in the benefit obligation for the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 31,	November 1,
	2010	2009

Accumulated benefit obligation	$44,697	$46,091

Projected benefit obligation — beginning of fiscal year	$46,091	$38,127
Interest cost	2,534	3,077
Benefit payments	(4,165)	(4,253)
Actuarial losses (gains)	237	9,236
Plan amendments	—	(96)

Projected benefit obligation — end of fiscal year	$44,697	$46,091

Actuarial assumptions used to determine benefit obligations were as follows:

	October 31,	November 1,
	2010	2009

Assumed discount rate	4.75%	5.75%

The following table reconciles the change in plan assets of the RCC Benefit Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 31,	November 1,
	2010	2009

Fair value of assets — beginning of fiscal year	$39,474	$38,859
Actual return on plan assets	4,672	4,868
Benefit payments	(4,165)	(4,253)

Fair value of assets — end of fiscal year	$39,981	$39,474

The following table sets forth the funded status of the RCC Benefit Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	October 31,	November 1,
	2010	2009

Fair value of assets	$39,981	$39,474
Benefit obligation	44,697	46,091

Funded status	$(4,716)	$(6,617)
Unrecognized actuarial loss (gain)	4,186	6,428
Unrecognized prior service cost	(87)	(95)

Prepaid benefit cost (benefit)	$(617)	$(284)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	October 31,	November 1,
	2010	2009

Unrecognized actuarial loss (gain)	4,186	6,428
Unrecognized prior service cost	(87)	(95)

Total	$4,099	$6,333

The following table sets forth the components of the net periodic benefit income (in thousands):

	October 31,	November 1,
	2010	2009

Interest cost	$2,534	$3,077
Expected return on assets	(2,363)	(2,695)
Amortization of prior service cost	(9)	—
Amortization of loss (gain)	171	—

Net periodic benefit cost (income)	$333	$382

The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	October 31,	November 1,
	2010	2009

Net actuarial loss (gain)	$(2,071)	$7,062
Amortization of net actuarial (loss) gain	(171)	—
Prior service cost (credit)	—	(96)
Amortization of prior service cost (credit)	9	—

Total recognized in other comprehensive income	$(2,233)	$6,966

The estimated amortization payments for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement (in thousands):

October 31,
2010

Amortization of prior service cost	(9)
Amortization of loss (gain)	—

Total estimated amortized payments	$(9)

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2010	Fiscal 2009

Assumed discount rate	5.75%	8.50%
Expected rate of return on plan assets	7.0%	8.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 7.0%, net of investment related expenses. In determining the expected return over the forecast period, we used a 10-year median expected return, taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.

The weighted-average asset allocations by asset category are as follows:

	October 31,	November 1,
Investment Type	2010	2009

Equity securities	28%	27%
Debt securities	42	38
Hedge funds	13	13
Cash and cash equivalents	1	9
Real estate	5	4
Other	11	9

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Benefit Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Benefit Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 2% cash, 40% US bonds, 13% alpha strategies (hedge funds), 17% large cap US equities, 6% small cap US equities, 4% real estate investment trusts, 8% foreign equity, 4% emerging markets and 6% commodity futures.

The table below presents the fair values of the assets in our RCC Benefit Plan at October 31, 2010, by asset category and by levels of fair value as further defined in Note 15 — Fair Value of Financial Instruments and Fair Value Measurements.

	Level 1	Level 2	Level 3	Total

Asset category:
Cash	$602	—	—	602
Mutual funds:
Growth funds(1)	1,848	—	—	1,848
Real estate funds(2)	1,863	—	—	1,863
Commodity linked funds(3)	2,452	—	—	2,452
Government securities(4)	9,827	—	—	9,827
Corporate bonds(5):
Aaa credit rating	616	—	—	616
Aa2 credit rating	634	—	—	634
A1 credit rating	2,011	—	—	2,011
AA1 credit rating	—	—	—	—
Aa1 credit rating	219	—	—	219
A2 credit rating	1,355	—	—	1,355
A3 credit rating	478	—	—	478
Aa3 credit rating	1,021	—	—	1,021
Baa1 credit rating	250	—	—	250
Common/collective trusts(6)	—	11,584	—	11,584
Partnerships/Joint venture interest(7)	—	—	5,221	5,221

Total	$23,176	11,584	5,221	39,981

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.

(2)	The portfolio is constructed of Real Estate Investment Trusts (“REITs”) with the potential to provide strong and consistent earnings growth. Eligible investments for the portfolio include publicly traded equity REITs, Real Estate Operating Companies, homebuilders and commercial REITs. The portfolio invests across various sectors and is geographically diverse to manage potential risk.

(3)	The strategy seeks to replicate a diversified basket of commodity futures consistent with the composition of the Dow Jones UBS Commodity index. The strategy is defined to be a hedge against risking inflation and from time to time will allocate a portion of the portfolio to inflation-protected securities and other fixed income securities.

(4)	These holdings represent fixed-income securities issued and backed by the full faith of the United States government. The strategy is designed to lengthen duration to match the duration of the pension plan liabilities.

(5)	These holdings represent fixed-income securities with varying maturities diversified by issuer, sector and industry. At the time of purchase, the securities must be rated investment grade. This strategy is also taken into consideration with the government bond holdings when matching duration of the liabilities.

(6)	The collective trusts seek long-term growth of capital through index replication strategies designed to match the holdings of the S&P 500, Russell 2000 and MSCI EAFE.

(7)	The strategy seeks long-term growth of capital through a diversified hedge fund of fund offering. The hedge fund of fund will be diversified by strategy and firm seeking bond-like volatility over a full market cycle. When observable prices are not available for these securities, the value is based on a market approach, as defined in the authoritative guidance on fair value measurements, to evaluate the fair value of such Level 3 instruments.

The following table summarizes the fair value activity of partnerships/joint venture interest in the RCC Benefit Plan in Level 3 during fiscal 2010:

October 31,
2010

Beginning balance	$5,057
Purchases, sales and settlements, net	—
Actual return on plan assets	164

Ending balance	$5,221

We do not expect to contribute any amount to the RCC Benefit Plan in fiscal 2011.

We expect the following benefit payments to be made (in thousands):

Pension
Fiscal Years Ended	Benefits

2011	$4,054
2012	4,095
2013	3,920
2014	3,934
2015	3,750
2016-2020	17,348

22.	BUSINESS SEGMENTS

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Unallocated expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income.

The following table represents summary financial data attributable to these business segments for the periods indicated (in thousands):

	2010	2009	2008

Total sales:
Metal coil coating	$181,874	$169,897	$305,657
Metal components	415,857	458,734	715,255
Engineered building systems	490,746	538,938	1,109,115
Intersegment sales	(217,951)	(202,317)	(367,287)

Total net sales	$870,526	$965,252	$1,762,740

External sales:
Metal coil coating	$65,240	$53,189	$96,957
Metal components	328,077	389,132	600,010
Engineered building systems	477,209	522,931	1,065,773

Total net sales	$870,526	$965,252	$1,762,740

Operating income (loss):
Metal coil coating	$16,166	$(99,689)	$29,312
Metal components	26,791	(130,039)	82,102
Engineered building systems	(18,438)	(389,007)	108,152
Corporate	(49,106)	(64,583)	(64,619)

Total operating income (loss)	$(24,587)	$(683,318)	$154,947
Unallocated other expense	(15,620)	(124,391)	(33,663)

Income (loss) before income taxes	$(40,207)	$(807,709)	$121,284

Depreciation and amortization:
Metal coil coating	$5,242	$5,483	$6,601
Metal components	9,130	9,299	9,394
Engineered building systems	13,701	14,838	15,952
Corporate	6,431	3,911	4,386

Total depreciation and amortization expense	$34,504	$33,531	$36,333

Capital expenditures:
Metal coil coating	$6,308	$1,865	$3,073
Metal components	3,830	14,726	9,109
Engineered building systems	1,328	1,347	10,912
Corporate	2,564	3,719	1,709

Total capital expenditures	$14,030	$21,657	$24,803

Property, plant and equipment, net:
Metal coil coating	$37,229	$36,162
Metal components	83,807	89,690
Engineered building systems	66,078	77,740
Corporate	27,339	28,918

Total property, plant and equipment, net	$214,453	$232,510

Total assets as of fiscal year end 2010 and 2009:
Metal coil coating	$57,137	$57,254
Metal components	167,542	160,124
Engineered building systems	208,232	241,099
Corporate	127,613	155,691

	$560,524	$614,168

23.	CONTINGENCIES

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

24.	QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FISCAL YEAR 2010
Sales	$182,207	$201,573	$245,292	$241,454
Gross profit	$32,438	$40,663	$50,357	$46,357
Net income (loss)	$(10,486)	$(7,656)	$(3,299)	$(5,436)
Net income (loss) applicable to common shares(3)	$(18,807)	$(257,345)	$(16,519)	$(18,556)
Earnings (loss) per common share:(1)
Basic	$(1.04)	$(14.15)	$(0.90)	$(1.01)
Diluted	$(1.04)	$(14.15)	$(0.90)	$(1.01)
FISCAL YEAR 2009
Sales	$259,803	$224,281	$237,860	$243,308
Gross profit	$17,010	$31,681	$61,270	$60,258
Net income (loss)	$(529,981)	$(121,571)	$2,607	$(101,851	)(2)
Net income (loss) applicable to common shares(4)	$(529,981)	$(121,571)	$2,607	$(113,564)
Earnings (loss) per common share:(1)
Basic	$(136.32)	$(31.22)	$0.65	$(17.66)
Diluted	$(136.32)	$(31.22)	$0.65	$(17.66)

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(2)	Included in net income (loss) is pre-tax debt extinguishment and refinancing costs of $96.5 million incurred as a result of the completion of the Recapitalization Plan.

(3)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $0.2 million, $241.3 million, $4.6 million and $4.2 million for the first, second, third and fourth quarters of fiscal 2010, respectively.

(4)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $10.5 million for the fourth quarter of fiscal 2009.

The quarterly income (loss) amounts were impacted by the following special income (expense) items:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

FISCAL YEAR 2010
Restructuring charges	$(524)	$(829)	$(551)	$(1,628)
Asset (impairments) recovery	(1,029)	116	64	(221)
Pre-acquisition contingency adjustments	—	—	—	(178)

Total special charges in operating income (loss)	$(1,553)	$(713)	$(487)	$(2,027)

FISCAL YEAR 2009
Goodwill and other intangible asset impairment	$(517,628)	$(104,936)	$—	$—
Lower of cost or market charge	(29,378)	(10,608)	—	—
Restructuring charges	(2,479)	(3,796)	(1,213)	(1,564)
Change in control charges	—	—	—	(11,168)
Asset (impairments) recovery	(623)	(5,295)	(26)	(347)
Environmental and other contingency adjustments	—	—	—	(1,115)

Total special charges in operating income (loss)	$(550,108)	$(124,635)	$(1,239)	$(14,194)

25.	SUBSEQUENT EVENTS

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided certain excess availability conditions or excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

In addition, on December 6, 2010, the Preferred Dividend Committee of the Board of Directors elected to pay the $5.55 million preferred dividend in cash on December 15, 2010. The determination of cash payment versus payment in-kind or “PIK” of the preferred dividends hereafter will be made each quarter adhering to the limitations of the Company’s term loan and ABL credit facilities as well as the Company’s intermediate and long term cash flow requirements. The Company’s term loan currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan. As a result of paying an 8% cash dividend, we will record a dividend accrual reversal of $1.4 million in the first quarter of fiscal 2011. In addition, we will record a beneficial conversion feature reversal of $2.3 million in the first quarter of fiscal 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 62.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 18, 2011 is incorporated by reference herein.

Item 11.	Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 18, 2011 is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 18, 2011 is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 18, 2011 is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 18, 2011 is incorporated by reference herein.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

By:	/s/ Norman C. Chambers
Norman C. Chambers, President and
Chief Executive Officer

Date: December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ Norman C. Chambers Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2010

/s/ Mark E. Johnson Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 21, 2010

/s/ Richard Allen Richard Allen	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 21, 2010

* Kathleen J. Affeldt	Director	December 21, 2010

* James G. Berges	Director	December 21, 2010

* Gary L. Forbes	Director	December 21, 2010

* John J. Holland	Director	December 21, 2010

* Lawrence J. Kremer	Director	December 21, 2010

* George Martinez	Director	December 21, 2010

Name	Title	Date

* Nathan K. Sleeper	Director	December 21, 2010

* Jonathan L. Zrebiec	Director	December 21, 2010

*By:	/s/ Norman C.Chambers
Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)
2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)
2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)
2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)
2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)
2.10	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)
2.11	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)
2.12	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)
3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarter Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)
3.3	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.4	Third Amended and Restated By-laws of NCI Building Systems, Inc., effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein).
3.5	Certificate of Designations, preferences, limitations and relative rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.6	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.7	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)
4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)
4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)
4.5	Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)
4.6	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)
4.7	Amended Credit Agreement, dated as of October 20, 2009, among the Company, as borrower, Wachovia Bank, National Association, as administrative agent and collateral agent and the several lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.8	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.9	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.10	Guarantee and Collateral Agreement, dated as of October 20, 2009 by the Company and certain of its subsidiaries in favor of Wachovia Bank, National Association as administrative agent and collateral agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.11	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.12		Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10	.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10	.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
*10	.3	Amended and Restated Bonus Program, as amended and restated as of December 6, 2010
†10	.4	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10	.5	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10	.6	2003 Long-Term Stock Incentive Plan, as amended and restated March 12, 2009 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held March 12, 2009 and incorporated by reference herein)
†10	.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10	.8	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10	.9	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10	.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
†10	.13	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10	.14	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)
†10	.15	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10	.16	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson (filed as Exhibit 10.16 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10	.17	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (filed as Exhibit 10.23 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)
†10	.18	First Amendment to the NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective October 20, 2009) (filed as Exhibit 10.18 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10	.19	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)

†10	.20	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10	.21	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10	.22	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
*21	.1	List of Subsidiaries
*23	.1	Consent of Independent Registered Public Accounting Firm
*24	.1	Powers of Attorney
*31	.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31	.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32	.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32	.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements