Form 10-Q
period 2011-01-30
NCI BUILDING SYSTEMS INC
filed 2011-03-10
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 30, 2011
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
Common Stock, $.01 par value—19,741,576 shares as of March 4, 2011

TABLE OF CONTENTS

PAGE
Part I — Financial Information
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets January 30, 2011 and October 31, 2010
Consolidated Statements of Operations Fiscal Three and Nine Month Periods Ended January 30, 2011 and January 31, 2010
Consolidated Statements of Cash Flows Fiscal Nine Months Ended January 30, 2011 and January 31, 2010
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II — Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 30,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$65,216	$77,419
Restricted cash	2,841	2,839
Accounts receivable, net	61,916	81,896
Inventories, net	83,448	81,386
Deferred income taxes	15,101	15,101
Income tax receivable	15,553	15,919
Investments in debt and equity securities, at market	4,006	3,738
Prepaid expenses and other	14,326	13,923
Assets held for sale	6,114	6,114

Total current assets	268,521	298,335

Property, plant and equipment, net	209,904	214,453
Goodwill	5,200	5,200
Intangible assets, net	25,797	26,312
Other assets	15,062	16,224

Total assets	$524,484	$560,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$—	$289
Accounts payable	63,599	70,589
Accrued compensation and benefits	31,162	31,731
Accrued interest	1,481	1,546
Other accrued expenses	44,440	46,723

Total current liabilities	140,682	150,878

Long-term debt	133,555	136,305
Deferred income taxes	5,448	10,947
Other long-term liabilities	4,813	4,820

Total long-term liabilities	143,816	152,072

Series B cumulative convertible participating preferred stock	257,550	256,870
Redeemable common stock	2,464	3,418
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 19,750,115 and 19,259,423 issued and outstanding	923	921
Additional paid-in capital	250,667	255,248
Accumulated deficit	(269,671)	(256,946)
Accumulated other comprehensive loss	(1,947)	(1,937)

Total stockholders’ deficit	(20,028)	(2,714)

Total liabilities and stockholders’ deficit	$524,484	$560,524

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended
	January 30,	January 31,
	2011	2010
Sales	$190,086	$182,207
Cost of sales, excluding asset impairments	156,541	148,740
Asset impairments	—	1,029

Gross profit	33,545	32,438
Selling, general and administrative expenses	47,681	44,646
Restructuring charges	—	524

Loss from operations	(14,136)	(12,732)
Interest income	47	25
Interest expense	(4,224)	(4,532)
Refinancing costs	—	(174)
Other income, net	579	1,148

Loss before income taxes	(17,734)	(16,265)
Benefit from income taxes	(5,009)	(5,779)

Net loss	$(12,725)	$(10,486)
Convertible preferred stock dividends and accretion	6,230	8,134
Convertible preferred stock beneficial conversion feature	1,786	187

Net loss applicable to common shares	$(20,741)	$(18,807)

Loss per common share:
Basic	$(1.14)	$(1.04)

Diluted	$(1.14)	$(1.04)

Weighted average number of common shares outstanding:
Basic	18,149	18,093
Diluted	18,149	18,093
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 30,	January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,725)	$(10,486)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	8,449	8,701
Share-based compensation expense	1,685	801
Gain on embedded derivative	(7)	(919)
(Gain) loss on sale of property, plant and equipment	(18)	103
Provision for doubtful accounts	457	(416)
Provision (benefit) for deferred income taxes	(5,035)	45
Asset impairments, net	—	1,029
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,523	22,231
Inventories	(2,062)	(18,443)
Income tax receivable	366	(4,253)
Prepaid expenses and other	(642)	(233)
Accounts payable	(6,990)	(1,468)
Accrued expenses	(2,892)	(15,836)
Other, net	23	(32)

Net cash (used in) provided by operating activities	132	(19,176)

Cash flows from investing activities:
Capital expenditures	(2,247)	(1,287)
Proceeds from sale of property, plant and equipment	41	52

Net cash used in investing activities	(2,206)	(1,235)

Cash flows from financing activities:
Decrease (increase) of restricted cash	(2)	8,772
Proceeds from ABL Facility	—	3
Payment on term loan	(2,750)	—
Payment of convertible notes	—	(59)
Payments on other long-term debt	—	(190)
Payments on note payable	(289)	(481)
Payment of financing costs	(50)	—
Payment of cash dividends on Convertible Preferred Stock	(5,550)	—
Proceeds from stock options exercised	—	3
Purchase of treasury stock	(1,478)	(379)

Net cash (used in) provided by financing activities	(10,119)	7,666

Effect of exchange rate changes on cash and cash equivalents	(10)	(8)
Net decrease in cash and cash equivalents	(12,203)	(12,753)
Cash and cash equivalents at beginning of period	77,419	90,419

Cash and cash equivalents at end of period	$65,216	$77,666

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 30, 2011
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three month period ended January 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2011. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
On March 5, 2010, the Company effected a reverse stock split in which every five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”), that were issued and outstanding were automatically combined into one issued and outstanding share of Common Stock (the “Reverse Stock Split”). As such, we have retrospectively adjusted basic and diluted earnings per common share, Common Stock, stock options, Common Stock equivalents and price per share information for the Reverse Stock Split in all periods presented.
We use a four-four-five week calendar each quarter with our year end on the Sunday closest to October 31. The year end for fiscal 2011 is October 30, 2011.
Certain reclassifications have been made to prior period amounts in our consolidated balance sheets and consolidated statements of operations to conform to the current presentation. These reclassifications include the reclassification of shares of our Common Stock to redeemable common stock. See Note 11 — Redeemable Common Stock. The net effect of these reclassifications was not material to our consolidated financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2010.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Fair Value Measurements and Disclosures Adoption
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB ASU 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. We adopted this update on May 2, 2010. With the exception of additional fair value measurement disclosures, the adoption of this update did not have a material impact on our consolidated financial statements. See Note 13 — Fair Value of Financial Instruments and Fair Value Measurements.

Recent Accounting Pronouncements
There have been various accounting standards and updates issued recently, but we do not believe any of these standards or updates will have a material impact on our consolidated financial position or results of operations.
NOTE 3 — PLANT RESTRUCTURING AND ASSET IMPAIRMENTS
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
As a result of actions taken in our restructuring, certain facilities in our engineered building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheets. During the first quarter of fiscal 2010, we recorded an additional $1.0 million impairment for one of our facilities in the engineered building systems segment related to facilities classified as held for sale as a result of deteriorating market conditions. In determining the impairment, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life. We plan to sell these facilities within the next 12 months. In addition, during the first quarter of fiscal 2010, we incurred $0.5 million in restructuring costs primarily related to idle facility costs.
NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of January 30, 2011 and October 31, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit. Restricted cash is classified as a current asset as the underlying letters of credit expire prior to October 2011. The letters of credit have either automatically renewed or will be renewed upon expiration.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	January 30, 2011	October 31, 2010
Raw materials	$58,479	$56,834
Work in process and finished goods	24,969	24,552

	$83,448	$81,386

NOTE 6 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of January 30, 2011 and January 31, 2010, and for each of the three month periods then ended, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years. However, from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control or on termination without cause or for good reason, as defined by the agreements governing such awards.
The fair value of each option award is estimated as of the date of grant or the remeasurement date using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the three months ended January 30, 2011 and January 31, 2010. These estimates are based on historical forfeiture behavior exhibited by our employees.
The weighted average assumptions for the equity awards granted on December 14, 2010 and December 11, 2009 are noted in the following table:

	December 14, 2010	December 11, 2009
Expected volatility	51.53%	46.05%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.21%	2.44%
During the three months ended January 31, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. On March 5, 2010, the Company effected a Reverse Stock Split at an exchange ratio of 1-for-5 which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010.
The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	March 5, 2010	December 11, 2009
Expected volatility	47.01%	46.05%
Expected term (in years)	5.52	5.75
Risk-free interest rate	2.49%	2.44%
During the three months ended January 30, 2011 and January 31, 2010, we granted 121,669 and 1,781,729 stock options, respectively, and the weighted average grant-date fair value of options granted was $5.78 and $4.29 (giving effect to the Reverse Stock Split), respectively.
The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended January 30, 2011 and January 31, 2010, we granted restricted stock awards with a fair value of $6.2 million or 515,053 shares and $13.7 million or 1,498,718 shares (giving effect to the Reverse Stock Split), respectively. The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $1.7 million and $0.8 million for the three months ended January 30, 2011 and January 31, 2010, respectively. Of these amounts, $1.6 million and $0.8 million for the three months ended January 30, 2011 and January 31, 2010, respectively, were included in selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. As of both January 30, 2011 and January 31, 2010, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.6 million and $0.3 million for the three months ended January 30, 2011 and January 31, 2010, respectively. As of January 30, 2011 and January 31, 2010, there was approximately $24.4 million and $21.6 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 3.4 years and 4.2 years, respectively.
There were no options exercised during the first three months of each of fiscal 2011 and fiscal 2010.
NOTE 7 — LOSS PER COMMON SHARE
Basic loss per common share is computed by dividing net loss allocated to common shares by the weighted average number of common shares outstanding. Diluted loss per common share considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 30, 2011	January 31, 2010
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(20,741)	$(18,807)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,149	18,093

Basic and Diluted loss per common share	$(1.14)	$(1.04)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented above. These participating securities will be allocated earnings when applicable.
We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three months ended January 30, 2011 and January 31, 2010 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of both January 30, 2011 and October 31, 2010, the Preferred Shares were convertible into 44.3 million shares of Common Stock.
For both the three months ended January 30, 2011 and January 31, 2010, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.
NOTE 8 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both January 30, 2011 and October 31, 2010, respectively. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.
The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 30, 2011	January 31, 2010
Beginning balance	$16,977	$16,116
Warranties sold	643	756
Revenue recognized	(393)	(325)
Costs incurred	—	(309)
Other	(289)	(28)

Ending balance	$16,938	$16,210

NOTE 9 — LONG-TERM DEBT
Debt is comprised of the following (in thousands):

	January 30, 2011	October 31, 2010
Amended Credit Agreement (due April 2014, interest at 8.0%)	$133,555	$136,305
Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund resulting from the carry back of the 2009 net operating loss. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million. These prepayments are allowed to be applied against the required quarterly principal payments, and as a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loan.
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
The obligations under the Amended Credit Agreement and under any permitted hedging agreement and the guarantees thereof are secured by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary is considered a foreign subsidiary for these purposes) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain enumerated exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the Asset-Based Lending Facility (the “ABL Facility”)) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles and certain other specified assets of the Company and the guarantors.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011, at which time our maximum consolidated leverage ratio of net indebtedness to EBITDA must be 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through January 30, 2011, including the mandatory prepayment in connection with our tax refund, the leverage ratio covenant has been effectively deferred until the second quarter of fiscal 2012. We intend to continue to make voluntary prepayments sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012. At January 30, 2011 and October 31, 2010, our Amended Credit Agreement did not require any financial covenant compliance.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:
•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and
•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met.
The Amended Credit Agreement limits our ability to pay cash dividends on or prior to October 31, 2010 after which time we may pay any dividend in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, less 100% of any negative consolidated net income amount, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we have $9.0 million available as of January 30, 2011.
The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. We have selected LIBOR interest rates during which the applicable margin is 6%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 30, 2011 and October 31, 2010, our excess availability under the ABL Facility was $63.0 million and $73.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. There were no amounts outstanding under the ABL Facility at both January 30, 2011 and October 31, 2010. In addition, at both January 30, 2011 and October 31, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility.
On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduced the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points. It also relaxes the prohibitions against making restricted payments or paying cash dividends, including on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided certain excess availability conditions or certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.
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
The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis, in each case subject to certain exceptions.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. The minimum level of borrowing capacity as of both January 30, 2011 and October 31, 2010 was $15.0 million.
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility.
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
Deferred Financing Costs
At January 30, 2011 and October 31, 2010, the unamortized balance in deferred financing costs was $15.1 million and $16.2 million, respectively.
NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK
The CD&R Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the

Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock (after giving effect to the Reverse Stock Split) or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At January 30, 2011, the CD&R Funds own 69.0% of the voting power and Common Stock of the Company on an as-converted basis.
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
Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which restricts the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. In addition, the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we have $9.0 million available as of January 30, 2011. The Company’s ABL Facility, among other potentially available baskets, permits the Company to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided certain excess availability conditions or certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.
If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009, the trading price of the Common Stock exceeds 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in the Company’s Amended Credit Agreement and ABL Facility, the dividends for each quarter of fiscal 2010 were paid in-kind, at a pro rata rate of 12% per annum. See Note 9—Long-term Debt for more information on our Amended Credit Agreement and ABL Facility.
At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which such dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, the Company accrues dividends daily based on the 12% rate and if and when the Company determines the dividends will be paid in cash on the applicable dividend declaration date, the Company will record a subsequent benefit of the excess 4% accrual upon the board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

The dividend rate will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock.
On the Dividend Payment Committee date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and Asset-Based Lending Facility (“ABL Facility”) which restricts the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
On December 15, 2010, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.55 million Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, we recorded a dividend accrual reversal of $1.4 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and October 31, 2010. In addition, we reversed the related beneficial conversion feature previously recorded of $2.4 million in the first quarter of fiscal 2011.
Convertibility and Anti-Dilution Adjustments. To the extent that we have authorized but unissued shares of Common Stock, holders of Preferred Shares have the right, at any time and from time to time, at their option, to convert any or all of their Preferred Shares, in whole or in part, into fully paid and non-assessable shares of the Company’s Common Stock at the conversion price set forth in the Certificate of Designations. The number of shares of Common Stock into which a Preferred Share is convertible is determined by dividing the sum of the liquidation preference of $1,000 per Preferred Share and the accrued and unpaid dividends of such share as of the time of conversion by the conversion price in effect at the time of conversion.
The initial conversion price of the Convertible Preferred Stock was equal to $6.3740 as of January 30, 2011, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
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
Vote. Holders of Preferred Shares generally are entitled to vote with the holders of the shares of our Common Stock on all matters submitted for a vote of holders of shares of the Company’s Common Stock (voting together with the holders of shares of our Common Stock as one class) and are entitled to a number of votes equal to the number of shares of Common Stock issuable upon conversion of such holder’s Preferred Shares (without any limitations based on our authorized but unissued shares of the Company’s Common Stock) as of the applicable record date for the determination of stockholders entitled to vote on such matters.
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
Accounting for Convertible Preferred Stock
The Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends	Convertible
	and	Preferred
	Accretion	Stock
Balance as of October 31, 2010		$256,870
Accretion	680
Accrued paid-in-kind dividends(1)	8,051
Reversal of additional 4% accrued dividends(2)	(2,501)

Subtotal		6,230
Payment of cash dividend(3)		(5,550)

Balance as of January 30, 2011		$257,550

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend declaration date.

(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.

(3)	The payment of the December 15, 2010 cash dividend relates to the period from September 16, 2010 to December 15, 2010.
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
In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. See Note 12-Derivative Instruments and Hedging Strategy.
Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.
In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CD&R Funds, and thus is $241.4 million. At both January 30, 2011 and October 31, 2010, all of the potentially 44.3 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.
As of both January 30, 2011 and October 31, 2010, the Preferred Shares were convertible into 44.3 million shares of Common Stock at an initial conversion price of ($6.3740 as adjusted for the Reverse Stock Split). We recorded a $1.8 million and $0.2 million beneficial conversion feature charge, net of any applicable reversal, in the three months ended January 30, 2011 and January 31, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend payment date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual. As a result of paying an 8% cash dividend on December 15, 2010, we recorded a dividend accrual reversal of $1.4 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and October 31, 2010. In addition, we reversed the related beneficial conversion feature previously recorded of $2.4 million in the first quarter of fiscal 2011.

Our aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at January 30, 2011 and October 31, 2010 are as follows (in thousands):

	January 30,	October 31,
	2011	2010
Liquidation preference	$272,503	$272,503
Accrued cash and Preferred Stock dividends	9,983	9,983

Total	$282,486	$282,486

At both January 30, 2011 and October 31, 2010, we had 272,503 Preferred Shares outstanding.
NOTE 11 — REDEEMABLE COMMON STOCK
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be properly registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to February 16, 2010 has expired. Accordingly, at January 30, 2011, approximately 0.2 million shares ($2.5 million) of the Company’s Common Stock were classified outside stockholders’ equity because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock purchased under the Plan are between February 16, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our consolidated statement of operations will not be material.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. In order to manage this risk, on June 15, 2006, we entered into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on January 30, 2011 and October 31, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments had effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, all subsequent changes in fair market value were recorded directly to earnings. During the three month period ended January 31, 2010, we reduced interest expense by $1.0 million as a result of the changes in fair value of the hedge.
Embedded Derivative Bifurcated From Convertible Preferred Stock (See Note 10)
The terms of the Convertible Preferred Stock include a default dividend rate of 3% per annum if we fail to (1) pay holders of Convertible Preferred Stock, in cash on an as-converted basis, dividends paid on shares of our Common Stock; (2) following the date that there are no Convertible Notes outstanding, as defined in the Certificate of Designations, pay, in cash or in kind, any dividend (other than dividends payable pursuant to the preceding clause (1)) payable to holders of Preferred Shares pursuant to the Certificate of Designations, on the applicable quarterly dividend payment date; (3) after June 30, 2010, reserve and keep available for issuance the number of shares of our Common Stock equal to 110% of the number of shares of Common Stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; (4) maintain the listing of our Common Stock on the New York Stock Exchange or another U.S. national securities exchange; (5) comply with our obligations to convert the Convertible Preferred Stock in accordance with our obligations under the Certificate of Designations; (6) redeem the Convertible Preferred Stock in compliance with the Certificate of Designations; or (7) comply with any dividend payment restrictions with respect to junior securities dividends. If, at a time when a 3% per annum default dividend rate is in effect after June 30, 2011, we fail to reserve and keep available authorized common shares pursuant to the terms of the Certificate of Designations the default dividend rate shall increase to 6% until such default is no longer continuing. The default dividend represents an embedded derivative which is bifurcated from the CD&R Equity Investment host contract (i.e., the Certificate of Designations). See Note 10-Series B Cumulative Convertible Participating Preferred Stock for further discussion of the Convertible Preferred Stock.
To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. We originally recorded the fair value of the embedded derivative in the amount of $1.0 million at November 1, 2009 in other accrued liabilities on the Consolidated Balance Sheet. The majority of the value of the derivative was derived from the default dividend rate. On December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split, which became effective on March 5, 2010. Based upon these events we reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we recorded a $0.9 million decrease in fair value of the embedded derivative during the first quarter of fiscal 2010 which was recorded in other income and expense during the three month period.
At January 30, 2011 and October 31, 2010, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
	Balance Sheet	January 30, 2011	October 31, 2010
	Location	Fair Value	Fair Value
Derivative not designated as hedging instruments under ASC 815:
Embedded derivative	Other accrued expenses	$97	$104
The effect of derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations for the three months ended January 30, 2011 and January 31, 2010 was as follows (in thousands):

	Amount of Income Recognized
Derivatives Not Designated as Hedging	in Income (Loss) on Derivatives		Location of Income Recognized in Income
Instruments Under ASC 815	January 30, 2011	January 31, 2010	(Loss) on Derivatives
Interest rate contract	$—	$951	Interest expense
Embedded derivative	$7	$919	Other income, net
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of January 30, 2011 and October 31, 2010 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	January 30, 2011		October 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Amended Credit Agreement	$133,555	$132,345	$136,305	$132,046
The fair value of the Amended Credit Agreement was based on recent trading activities of comparable market instruments.

Fair Value Measurements
ASC Subtopic 820-10, Fair Value Measurements and Disclosures, requires us to use valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized as follows:
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at January 30, 2011 and October 31, 2010.
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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of January 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$366	—	—	366
Mutual funds — Growth	463	—	—	463
Mutual funds — Blend	1,729	—	—	1,729
Mutual funds — Foreign blend	715	—	—	715
Mutual funds — Fixed income	733	—	—	733

Total short-term investments in deferred compensation plan	4,006	—	—	4,006
Assets held for sale	—	6,114	—	6,114

Total assets	$4,006	6,114	—	10,120

Liabilities:
Deferred compensation plan liability	$(4,292)	—	—	(4,292)
Embedded derivative	—	—	(97)	(97)

Total liabilities	$(4,292)	—	(97)	(4,389)

(1)	Unrealized holding gains for the three months ended January 30, 2011 and January 31, 2010 were $0.1 million and $0.05 million, respectively. These unrealized holding gains are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the three months ended January 30, 2011 and January 31, 2010 (in thousands):

	January 30,	January 31,
	2011	2010
Beginning balance	$(104)	$(1,041)
Unrealized gains (1)	7	919

Ending balance	$(97)	$(122)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statement of Operations during the three months ended January 30, 2011 and January 31, 2010.
NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 30, 2011	January 31, 2010
Statutory federal income tax rate	35.0%	35.0%
State income taxes	(2.5)%	3.4%
Canada valuation allowance	(1.1)%	—
Non-deductible expenses	(3.2)%	(2.2)%
Other	—	(0.6)%

Effective tax rate	28.2%	35.6%

The increase in our effective tax rate for the three months ended January 30, 2011 as compared to the prior year period was primarily due to a 5.9% decrease in the benefit related to state income taxes.
In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As of January 30, 2011, we expect to fully utilize the net U.S. deferred tax assets of $11.2 million against future operating income. However, in the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.
The total amount of unrecognized tax benefit at January 30, 2011 and October 31, 2010 was $0.5 million and $0.7 million, respectively, all of which would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE LOSS
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended
	January 30, 2011	January 31, 2010
Net loss	$(12,725)	$(10,486)
Foreign exchange translation gain (loss) and other, net of tax	(10)	197

Comprehensive loss	$(12,735)	$(10,289)

Accumulated other comprehensive loss consists of the following (in thousands):

	January 30, 2011	October 31, 2010
Foreign exchange translation adjustments	$577	$587
Defined benefit pension plan actuarial losses	(2,524)	(2,524)

Accumulated other comprehensive loss	$(1,947)	$(1,937)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended January 30, 2011			Fiscal Three Months Ended January 31, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$(10)	$—	$(10)	$194	$3	$197

Other Comprehensive income (loss)	$(10)	$—	$(10)	$194	$3	$197

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
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 30, 2011	January 31, 2010
Total sales:
Metal coil coating	$42,274	$39,031
Metal components	90,305	86,806
Engineered building systems	101,412	101,938
Intersegment sales	(43,905)	(45,568)

Total sales	$190,086	$182,207

External sales:
Metal coil coating	$17,193	$12,808
Metal components	74,016	70,138
Engineered building systems	98,877	99,261

Total sales	$190,086	$182,207

Operating income (loss):
Metal coil coating	$3,444	$3,119
Metal components	353	1,791
Engineered building systems	(5,410)	(5,818)
Corporate	(12,523)	(11,824)

Total operating income (loss)	$(14,136)	$(12,732)
Unallocated other expense	(3,598)	(3,533)

Income (loss) before income taxes	$(17,734)	$(16,265)

	January 30, 2011	October 31, 2010
Total assets:
Metal coil coating	$56,999	$57,137
Metal components	156,661	167,542
Engineered building systems	196,050	208,232
Corporate	114,774	127,613

Total assets	$524,484	$560,524

NOTE 17 — CONTINGENCIES
From time to time, we are involved in various legal proceedings and contingencies, including environmental matters, considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverages or to accurately estimate the damages, or the range of damages, if any, we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations. See Note 11 — Redeemable Common Stock.
NOTE 18 — SUBSEQUENT EVENT
On March 4, 2011, the Preferred Dividend Committee of the Board of Directors elected to pay the $5.5 million preferred dividend in cash on March 15, 2011. The determination of cash payment versus payment in-kind or “PIK” of the preferred dividends will be made each quarter adhering to the limitations of the Company’s term loan and ABL credit facilities as well as the Company’s intermediate and long term cash flow requirements. The Company’s term loan currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which, upon cash payment on March 15, 2011, we will have $3.5 million available. As a result of paying an 8% cash dividend, we plan to record a dividend accrual reversal of $1.4 million in the second quarter of fiscal 2011. In addition, we plan to record a beneficial conversion feature reversal of $4.2 million in the second quarter of fiscal 2011.

NCI BUILDING SYSTEMS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:
•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy, generally, and in the credit markets;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational restrictions imposed by our debt covenants;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	the ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of personnel;

•	enforcement and obsolescence of intellectual property rights;

•	the fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	the cost and other effects, if any, of our offering for sale under our 401(k) Profit Sharing Plan unregistered shares of our Common Stock between March 6, 2006 and February 15, 2011;

•	costs and other effects of other legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K as filed with the SEC.
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

First Fiscal Quarter
Our first quarter of fiscal 2011 experienced revenue growth compared to the same period in the prior year which was driven by a 10% increase in the combined third party sales of the metal coil coating and metal components segments. This performance was achieved despite a 16.2% decline in low-rise nonresidential construction activity, as reported by McGraw-Hill. Our improved metal coil coating segment’s results reflect the success of our efforts to build external sales from traditional and non-traditional markets, while continuing to base load our facilities with intersegment business. Reduced market volume adversely affected our engineered metal buildings segment’s shipments, but the segment achieved bookings growth in January 2011 compared to January 2010 of 26% and backlog growth in January 2011 compared to December 2010 of 6%. These results serve as indicators that the segment’s performance may improve in the coming periods, particularly in the second half of fiscal 2011.
Revenues for the metal coil coating segment increased 8.3% during the first three months of fiscal 2011 compared to the same period in the prior year, reflecting successful marketing efforts in both traditional and non-traditional markets, as well as an increase in orders in advance of steel price increases. Operating income in the metal coil coating segment increased 10.4% during the first three months of fiscal 2011 compared to the same period in the prior year. Once operational, the recently purchased sixth metal coil coating plant in Middletown, Ohio will enable us to support future growth in third party sales and internal demand from the metal components and engineered building systems segments. In addition, it will significantly increase the metal coil coating segment’s footprint in an area of the country with important growth potential.
The metal components segment’s revenues during the first quarter of fiscal 2011 increased 4.0% compared to the same period in the prior year. In addition to special charges, lower selling prices caused margin compression in the first three months of fiscal 2011 compared to the same period in prior year. The metal components segment increased sales of retrofit roofing products and energy-efficient insulated metal panels in the current fiscal quarter, and work has already begun on re-tooling two of our previously idled facilities to capitalize on increasing demand for energy efficient insulated metal panels.
The engineered building systems segment’s revenues during the first quarter of fiscal 2011 were comparable with the first quarter of fiscal 2010 levels and operating results improved modestly despite lower volume. Investments in manufacturing efficiencies and significant upgrades to engineering and drafting systems across all our brands has positioned the engineered building systems segment for improved results as market demand strengthens.
Industry Conditions
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of unprecedented volatility which, beginning in the third quarter of 2008, reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders in previous fiscal quarters for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has resumed, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as complied and reported by McGraw-Hill:

Source: McGraw-Hill
When assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. For example, the Metal Building Manufacturers Association (“MBMA”) provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. McGraw-Hill Construction Information Group prepares reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, published in January 2011, indicates an expected increase of 7% in square footage and an increase of 4% in dollar value as compared to the prior calendar year. In calendar 2012, the forecast is expected to increase, with an expected increase of 27% in square footage and an increase of 19% in dollar value compared to calendar 2011. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s Architectural Billing Index published for January 2011 was 50.0 and the commercial and industrial component of the index remained above 50 for the seventh consecutive month.
As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three-phase restructuring plan, we are realizing an annualized fixed cost savings compared to fiscal 2008 of approximately $120 million. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three-phase restructuring plan and have not and do not expect to incur significant additional costs beyond fiscal 2010 under the plan.
Another challenge we face is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal three months ended January 30, 2011, steel represented approximately 69% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 19.7% from October 2010 to January 2011 and was 22.2% higher in January 2011 compared to January 2010. Based on announced price increases by most producers in the first quarter of fiscal 2011, steel prices appear to be rising rapidly which will begin to be transacted in our second quarter of fiscal 2011. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk -Steel Prices.”
RESULTS OF OPERATIONS
We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction.
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
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 30, 2011		January 31, 2010
		%		%
Sales:
Metal coil coating	$42,274	22	$39,031	21
Metal components	90,305	48	86,806	48
Engineered building systems	101,412	53	101,938	56
Intersegment sales	(43,905)	(23)	(45,568)	(25)

Total sales	$190,086	100	$182,207	100

Operating income (loss):

	Fiscal Three Months Ended
	January 30, 2011		January 31, 2010
		%		%
Metal coil coating	$3,444		$3,119
Metal components	353		1,791
Engineered building systems	(5,410)		(5,818)
Corporate	(12,523)		(11,824)

Total operating income (loss)	$(14,136)		$(12,732)
Unallocated other expense	(3,598)		(3,533)

Income (loss) before income taxes	$(17,734)		$(16,265)

FISCAL THREE MONTHS ENDED JANUARY 30, 2011 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 31, 2010
Consolidated sales increased by 4.3%, or $7.9 million for the three months ended January 30, 2011, compared to the three months ended January 31, 2010. This increase resulted from a 2.2% increase in external tonnage volumes and higher relative sales prices in our metal components and metal coil coating segments, which we increased as a result of higher steel prices. This increase was partially offset by lower tonnage volumes in the engineered building systems in the first quarter of fiscal 2011 compared to the same period in 2010 which was driven by higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity compared to the prior year’s period. This general weakness of nonresidential construction activity is affirmed by the 16.2% decrease in low-rise nonresidential (less than 5 stories) square-footage starts, as reported by McGraw-Hill, for the first quarter of fiscal 2011 compared to the same period in the prior year.
Consolidated cost of sales increased by 5.2%, or $7.8 million for the three months ended January 30, 2011, compared to the three months ended January 31, 2010. Gross margins were 17.6% for the three months ended January 30, 2011 compared to 17.8% for the same period in the prior year. The decline in gross margins was the result of higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity.
Metal coil coating sales increased by 8.3%, or $3.2 million to $42.3 million in the three months ended January 30, 2011, compared to $39.0 million in the same period in the prior year. Sales to third parties for the three months ended January 30, 2011 increased by 34.2% to $17.2 million from $12.8 million in the same period in the prior year, primarily as a result of a 19.1% increase in external volume and a 14.8% increase in sales prices, which increased as a result of higher steel costs and a shift in product mix from tolling revenue for coating services to package sales of coated steel products. Generally, package sales of coated steel products contribute lower margin dollars per ton compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.1 million represents a decrease in intersegment sales for the three months ended January 30, 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 9.0% of total consolidated third-party sales in the three months ended January 30, 2011 compared to 7.0% in the three months ended January 31, 2010.
Operating income of the metal coil coating segment increased to $3.4 million in the three months ended January 30, 2011 compared to $3.1 million in the same period in the prior year, primarily due to a $0.5 million increase in gross profit primarily due to higher relative sales prices, which increased as a result of higher steel costs.
Metal components sales increased 4.0%, or $3.5 million to $90.3 million in the three months ended January 30, 2011, compared to $86.8 million in the same period in the prior year. This increase compared to the same period in the prior year was primarily due to higher sales prices, which increased as a result of higher steel prices and a 0.7% increase in external tons shipped. Sales to third parties for the three months ended January 30, 2011 increased $3.9 million to $74.0 million from $70.1 million in the same period in the prior year. The remaining $0.4 million represents a decrease in intersegment sales. Although demand was slightly higher during the period, these results were primarily driven by higher steel prices and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended January 30, 2011. Metal components third-party sales accounted for 38.9% of total consolidated third-party sales in the three months ended January 30, 2011 compared to 38.5% in the three months ended January 31, 2010.

Operating income of the metal components segment decreased to $0.4 million in the three months ended January 30, 2011, compared to $1.8 million in the same period in the prior year. The $1.4 million decrease resulted from a $1.7 million increase in selling and administrative expenses related to a $1.1 million increase in an actuarial determined general liability self-insurance reserve and a $0.7 million increase in bad debt expense, partially offset by a $0.2 million increase in gross profit due to increases in relative sales prices noted above.
Engineered building systems sales decreased 0.5%, or $0.5 million to $101.4 million in the three months ended January 30, 2011, compared to $101.9 million in the same period in prior year. This decrease resulted from an 11.1% decrease in external tons shipped, partially offset by higher sales prices as a result of higher steel prices. Sales to third parties for the three months ended January 30, 2011 decreased $0.4 million to $98.9 million from $99.3 million in the same period in the prior year. The remaining $0.1 million represents a decrease in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in the three months ended January 30, 2011. Engineered building systems third-party sales accounted for 52.0% of total consolidated third-party sales in the three months ended January 30, 2011 compared to 54.5% in the three months ended January 31, 2010.
Operating loss of the engineered building systems segment decreased to $5.4 million in the three months ended January 30, 2011 compared to $5.8 million in the same period in the prior year. This $0.4 million decrease resulted from a $1.0 million of asset impairment charges and $0.4 million of restructuring charges in the same period in the prior year. These decreases were partially offset by a $0.5 million increase in selling and administrative expenses and a $0.5 million decrease in gross profit. The increase in selling and administrative expenses was primarily due to a $0.5 million increase in healthcare costs, a $0.4 million increase in property taxes, partially offset by a $0.4 million decrease in general liability costs. The decrease in gross profit was due to decreased volumes noted above, partially offset by increases in relative sales prices.
Consolidated selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $47.7 million in the three months ended January 30, 2011, compared to $44.6 million in the same period in the prior year. The increase in selling and administrative expenses was primarily due to a $0.9 million increase in bad debt expense, a $0.8 million increase in stock based compensation expense, a $0.6 million increase in an actuarial determined general liability self-insurance reserve, a $0.6 million increase in sales and franchise taxes and a $0.5 million increase in healthcare costs. As a percentage of sales, selling, general and administrative expenses were 25.1% for the three months ended January 30, 2011 as compared to 24.5% for the three months ended January 31, 2010.
Consolidated restructuring charges were $0.5 million in the three months ended January 31, 2010. There were no such charges in the current period. This decrease of $0.5 million was primarily related to charges taken in connection with the closing of three of our engineered building systems manufacturing plants in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 6.8% to $4.2 million for the three months ended January 30, 2011, compared to $4.5 million for the same period of the prior year. Interest expense decreased due to decreases in the underlying debt balances and lower interest rates associated with the variable portion of our outstanding debt. Interest expense decreased further as a result of $1.0 million of interest expense related to the change in the fair value of our interest rate swap in the three months ended January 31, 2010.
Other income, net decreased by 49.6% to $0.6 million for the three months ended January 30, 2011, compared to $1.1 million for the same period in the prior year. This decrease was primarily the result of a $0.9 million decrease as a result of the change in the fair value of the embedded derivative in the same period in the prior year.
Consolidated benefit for income taxes decreased to $5.0 million for the three months ended January 30, 2011, compared to $5.8 million for the same period in the prior year. The effective tax rate benefit for the three months ended January 30, 2011 was 28.2% compared to 35.6% for the same period in the prior year. The decrease in the effective tax rate benefit was primarily due to changes in the state income tax benefit which reduced the effective tax rate by 2.5% in the current period and a 1.1% decrease related to a current quarter loss in Canada which we can not benefit from for tax purposes.

Consolidated Convertible Preferred Stock dividends and accretion for the three months ended January 30, 2011 was $6.2 million compared to $8.1 million in the same period in the prior year and related primarily to our paying accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) in cash. Dividends on the Preferred Shares accrue and accumulate on a daily basis at 12% per annum, but are payable at a rate of 8% per annum if paid in cash, rather than in kind. Because we paid $5.6 million of dividends on the Preferred Shares in cash, we reversed the additional 4% of dividends accrued at 12% amounting to $2.5 million of dividends accrued between September 16, 2010 and December 15, 2011.
Consolidated Convertible Preferred Stock beneficial conversion feature for the three months ended January 30, 2011 was $1.8 million compared to $0.2 million in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “—Liquidity and Capital Resources-Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). We recorded a $4.2 million beneficial conversion feature charge in the three months ended January 30, 2011 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we reversed the beneficial conversion feature amounting to $2.4 million relating to paid-in-kind dividends accrued between September 16, 2010 and October 31, 2010 because we paid cash dividends at 8% in December 2010. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that the Preferred Shares are accrued and each day’s stock price is in excess of $6.37.
Diluted loss per share increased to $(1.14) per diluted share for the three months ended January 30, 2011, compared to $(1.04) per diluted share for the same period in the prior year. The increase in the diluted loss per share was primarily due to a $1.9 million increase in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At January 30, 2011, the Preferred Shares were convertible into 44.3 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
Working capital was $127.8 million and $147.5 million at January 30, 2011 and October 30, 2011, respectively. The $19.6 million decrease in working capital during the three months ended January 30, 2011 was primarily due to a $19.5 million decrease in accounts receivable which was driven by a seasonal decrease in sales.
Cash provided by (used in) operating activities was $0.1 million and $(19.2) million for the three months ended January 30, 2011 and January 31, 2010, respectively. The $0.1 million increase in cash provided by operating activities during the three months ended January 30, 2011 was attributed to a $7.3 million decrease in working capital and non-current assets and $7.2 million in cash used for the net loss and operating activities.
Cash used in investing activities was $2.2 million and $1.2 million for the three months ended January 30, 2011 and January 31, 2010, respectively. The $2.2 million decrease in cash used in investing activities during the three months ended January 30, 2011 was primarily attributable to $2.2 million used for capital expenditures predominantly related to computer software and machinery and equipment.
Cash (used in) provided by financing activities was $(10.1) million and $7.7 million for the three months ended January 30, 2011 and January 30, 2010, respectively. The $10.1 million decrease in cash used in financing activities during the three months ended January 30, 2011 was primarily attributable to $5.6 million of dividends paid in cash on the Convertible Preferred Stock, $3.0 million of note payable and term loan payments and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.

Convertible Preferred Stock
On October 20, 2009, we closed the $250.0 million Equity Investment. As a result of the Equity Investment, the CD&R Funds own 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of both January 30, 2011 and October 31, 2010, the Preferred Shares were convertible into approximately 44.3 million shares of Common Stock, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split).
At both January 30, 2011 and October 31, 2010, we had Preferred Shares outstanding of 272,503. In addition, at both January 30, 2011 and October 31, 2010, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.0 million. As of both January 30, 2011 and October 31, 2010, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $282.5 million.
Debt
We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment under the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. On December 3, 2010, we made an optional prepayment in the amount of $2.4 million. These prepayments are allowed to be applied against the required quarterly principal payments, and as a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have effectively deferred our leverage ratio covenant until the second quarter of fiscal 2012. We intend to continue to make voluntary prepayments sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012.
In addition to our Amended Credit Agreement, we have an Asset-Based Lending Facility (the “ABL Facility”) which allows aggregate maximum borrowings of up to $125.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.
Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain enumerated exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors.
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

The Amended Credit Agreement has no financial covenants until October 30, 2011, at which time our maximum consolidated leverage ratio of net indebtedness to EBITDA must be 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through January 30, 2011, the leverage ratio covenant has been effectively deferred until the second quarter of fiscal 2012. We intend to continue to make voluntary prepayments sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012. At January 30, 2011 and October 31, 2010, our consolidated leverage ratio was 5.83 and 5.36, respectively. We expect to make additional prepayments on our Amended Credit Agreement in fiscal 2011.
Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:
•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target is met.
Term loans under the Amended Credit Agreement bear interest, at our option, as follows:
(1)Base Rate loans at the Base Rate plus a margin, which for term loans is 5% until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2)LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At January 30, 2011 and October 31, 2010, the interest rate on our Amended Credit Agreement was 8.0%.
Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5% and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 30, 2011 and October 31, 2010, our excess availability under the ABL Facility was $63.0 million and $73.8 million, respectively. There were no amounts outstanding under the ABL Facility at both January 30, 2011 and October 31, 2010. In addition, at both January 30, 2011 and October 31, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility.
On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against making restricted payments or paying cash dividends, including on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided certain excess availability conditions or certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.
An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.
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
The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis, in each case subject to certain exceptions.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. At January 30, 2011 and October 31, 2010, our fixed charge coverage ratio was 0.76 to one and 1.01 to one, respectively.
Loans under the ABL Facility bear interest, at our option, as follows:
     (1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
     (2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility.
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Convertible Preferred Stock Dividends
As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, the dividends on the Convertible Preferred Stock for each quarter of fiscal 2010 were paid in-kind at a pro rata rate of 12% per annum. On March 4, 2011, the Preferred Dividend Committee of the Board of Directors elected to pay the $5.5 million preferred dividend in cash on March 15, 2011 at a pro rata rate of 8% per annum. On December 15, 2010, we paid the $5.55 million Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements. Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we have $9.0 million available as of January 30, 2011.
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
We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $26 million for the remainder of fiscal 2011 and expansion when needed. We expect to receive between $12 million and $13 million in fiscal 2011 related to a federal income tax refund for current losses carried back to 2008.
We have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended January 30, 2011 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended January 30, 2011
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,444	$353	$(5,410)	$(12,523)	$(14,136)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	1,101	—	—	1,101

“Adjusted” operating income (loss)	$3,444	$1,454	$(5,158)	$(12,523)	$(12,783)

	For the Three Months Ended January 31, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,119	$1,791	$(5,818)	$(11,824)	$(12,732)
Restructuring charges	—	109	415	—	524
Asset impairments	—	—	1,029	—	1,029

“Adjusted” operating income (loss)	$3,119	$1,900	$(4,374)	$(11,824)	$(11,179)

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 30,	January 31,
	2011	2010
Loss per diluted common share, GAAP basis	$(1.14)	$(1.04)
Refinancing costs	—	0.01
Convertible preferred stock beneficial conversion feature	0.10	0.01
Restructuring charges	—	0.02
Asset impairments	—	0.04
Gain on embedded derivative	(0.00)	(0.03)
Increase in actuarial determined general liability self-insurance reserve	0.04	—
Pre-acquisition contingency adjustment	0.01	—

“Adjusted” diluted loss per common share	$(0.99)	$(0.99)

	Fiscal Three Months Ended
	January 30,	January 31,
	2011	2010
Net loss applicable to common shares, GAAP basis	$(20,741)	$(18,807)
Refinancing costs	—	113
Convertible preferred stock beneficial conversion feature	1,786	187
Restructuring charges	—	340
Asset impairments	—	669
Gain on embedded derivative	(5)	(597)
Increase in actuarial determined general liability self-insurance reserve	790	—
Pre-acquisition contingency adjustment	181	—

“Adjusted” net loss applicable to common shares	$(17,989)	$(18,095)

The following table reconciles adjusted EBITDA to Net Loss for the periods indicated (in thousands):

					Trailing 12
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Months
	May 2, 2010	August 1, 2010	October 31, 2010	January 30, 2011	January 30, 2011
Net Loss	$(7,656)	$(3,299)	$(5,436)	$(12,725)	$(29,116)
Add:
Depreciation and amortization	7,480	7,457	7,309	7,236	29,482
Consolidated interest expense, net	4,670	4,392	4,258	4,177	17,497
Provision for taxes	(5,536)	(221)	(1,794)	(5,009)	(12,560)

					Trailing 12
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Months
	May 2, 2010	August 1, 2010	October 31, 2010	January 30, 2011	January 30, 2011
Non—cash charges:
Stock—based compensation	1,403	1,374	1,375	1,685	5,837
Asset impairments (recoveries)	(116)	(64)	221	—	41
Embedded derivative	(4)	(7)	(7)	(7)	(25)
Pre-acquisition contingency adjustment	—	—	178	252	430
Cash restructuring charges	829	551	1,628	—	3,008
Transaction costs	—	—	(250)	—	(250)

Adjusted EBITDA	$1,070	$10,183	$7,482	$(4,391)	$14,344

					Trailing 12
	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Months
	May 3, 2009	August 2, 2009	November 1, 2009	January 31, 2010	January 31, 2010
Net Income (Loss)	$(121,571)	$2,607	$(101,851)	$(10,486)	$(231,301)
Add:
Depreciation and amortization	8,436	7,586	7,640	7,521	31,183
Consolidated interest expense, net	6,168	6,487	9,578	4,507	26,740
Provision for taxes	(16,382)	1,825	(7,495)	(5,779)	(27,831)
Non—cash charges:
Stock—based compensation	1,177	1,241	1,045	801	4,264
Goodwill and intangible impairment	104,936	—	—	—	104,936
Asset impairments	5,295	26	347	1,029	6,697
Lower of cost or market charges	10,608	—	—	—	10,608
Embedded derivative	—	—	—	(919)	(919)
Cash restructuring charges	3,796	1,213	1,564	524	7,097
Transaction costs	629	401	107,718	174	108,922

Adjusted EBITDA	$3,092	$21,386	$18,546	$(2,628)	$40,396

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 30, 2011, we were not involved in any unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
There have been no material changes in our future contractual obligations since the end of fiscal 2010 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 for more information on contractual obligations.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation, contingencies and beneficial conversion features and dividend policy, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS
There have been various accounting standards and updates issued recently, but we do not believe any of these standards or updates will have a material impact on our consolidated financial position or results of operations.
RECENT DEVELOPMENTS
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be properly registered with the Securities and Exchange Commission (the “SEC”) or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to February 16, 2010 has expired. Accordingly, at January 30, 2011, approximately 0.2 million shares ($2.5 million) of the Company’s Common Stock were classified outside stockholders’ equity because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock purchased under the Plan are between February 16, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our consolidated statement of operations will not be material.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 30, 2011, steel constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on announced price increases by most producers in the first quarter of fiscal 2011, steel prices appear to be rising rapidly, which we expect will begin to impact transactions that occur in our second quarter of fiscal 2011.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our March or April steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel. Further, due to market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

Source: www.crugroup.com
We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile.
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2011, we purchased approximately 46% of our steel requirements from three vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements, during the first three months of fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.
With steel accounting for approximately 69% of our cost of sales for the fiscal three months ended January 30, 2011, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.1 million for the three months ended January 30, 2011, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 30, 2011, we had $133.6 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at January 30, 2011 and October 31, 2010 was approximately $132.3 million and $132.0 million, respectively, compared to the face value of $133.6 million and $136.3 million, respectively.

See Note 9 — Long-term Debt to the consolidated financial statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) for the three month period ended January 30, 2011 was $1.0 million. Net foreign currency re-measurement gains (losses) for the three month period ended January 31, 2010 was insignificant.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended January 30, 2011 was insignificant. The net foreign currency exchange gains included in net income for the three month period ended January 31, 2010 were $0.1 million. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income for both the three month periods ended January 30, 2011 and January 31, 2010 was insignificant.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
There has been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 1, which is incorporated herein by reference.
Item 1A. Risk Factors.
Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. Except for the risk factor set forth below, there have been no material changes to the risk factors described either in our most recent Form 10-K or previous Form 10-Q.
We may face liability as a result of the sale of unregistered shares of our common stock to participants in the Company’s 401(k) Profit Sharing Plan.
Under federal securities laws, shares of Company common stock to be purchased on behalf of participants in the Plan are required to be properly registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s common stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan who purchased shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the price of the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase. At January 30, 2011, approximately 0.2 million shares ($2.5 million) of the Company’s common stock were classified outside stockholders’ equity because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock purchased under the Plan are between February 16, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We cannot be certain what, if any, claims or actions may be brought against us as a result of this matter.
The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.
More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public heath and welfare because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. Based on these findings, the EPA has begun to adopt and implement regulations that will restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating GHGs under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which will require that certain large stationary sources obtain permits for their emissions of GHGs, effective January 2, 2011. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources, on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010, as well as certain oil and natural gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011. These requirements could increase the cost of doing business for us and our suppliers, including increasing the cost of steel, and adversely affect the demand for our products.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the first quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of Shares	Number of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
November 1, 2010 to November 28, 2010	991	$9.89	—	129,218
November 29, 2010 to December 26, 2010	815	12.00	—	129,218
December 27, 2010 to January 30, 2011	121,498	12.00	—	129,218

Total	123,304	$11.98	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Series B Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first three months of fiscal 2011, we did not repurchase any shares of Common Stock. At January 30, 2011, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: March 9, 2011	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.4	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

4.1	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

**	Furnished herewith