Form 10-Q
period 2011-05-01
NCI BUILDING SYSTEMS INC
filed 2011-06-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2011
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
Common Stock, $.01 par value—19,772,612 shares as of June 3, 2011

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 1,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,409	$77,419
Restricted cash	2,842	2,839
Accounts receivable, net	70,395	81,896
Inventories, net	107,562	81,386
Deferred income taxes	15,055	15,101
Income tax receivable	278	15,919
Investments in debt and equity securities, at market	4,190	3,738
Prepaid expenses and other	16,250	13,923
Assets held for sale	6,133	6,114

Total current assets	280,114	298,335

Property, plant and equipment, net	208,857	214,453
Goodwill	5,200	5,200
Intangible assets, net	25,283	26,312
Other assets	13,874	16,224

Total assets	$533,328	$560,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$1,167	$289
Accounts payable	74,496	70,589
Accrued compensation and benefits	33,200	31,731
Accrued interest	1,458	1,546
Other accrued expenses	49,130	46,723

Total current liabilities	159,451	150,878

Long-term debt	132,557	136,305
Deferred income taxes	3,505	10,947
Other long-term liabilities	4,807	4,820

Total long-term liabilities	140,869	152,072

Series B cumulative convertible participating preferred stock	258,321	256,870
Redeemable common stock	1,821	3,418
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 19,773,813 and 19,259,423 shares issued and outstanding at May 1, 2011 and October 31, 2010, respectively	924	921
Additional paid-in capital	246,784	255,248
Accumulated deficit	(272,900)	(256,946)
Accumulated other comprehensive loss	(1,942)	(1,937)

Total stockholders’ deficit	(27,134)	(2,714)

Total liabilities and stockholders’ deficit	$533,328	$560,524

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Sales	$225,565	$201,573	$415,651	$383,780
Cost of sales, excluding asset impairments (recovery)	174,752	161,026	331,293	309,766
Asset impairments (recovery)	—	(116)	—	913

Gross profit	50,813	40,663	84,358	73,101
Engineering, selling, general and administrative expenses	52,657	48,991	100,338	93,637
Restructuring charges	—	829	—	1,353

Loss from operations	(1,844)	(9,157)	(15,980)	(21,889)
Interest income	30	12	77	37
Interest expense	(3,900)	(4,682)	(8,124)	(9,214)
Refinancing costs	—	—	—	(174)
Other income, net	699	635	1,278	1,783

Loss before income taxes	(5,015)	(13,192)	(22,749)	(29,457)
Benefit from income taxes	(1,786)	(5,536)	(6,795)	(11,315)

Net loss	$(3,229)	$(7,656)	$(15,954)	$(18,142)
Convertible preferred stock dividends and accretion	6,260	8,407	12,490	16,541
Convertible preferred stock beneficial conversion feature	(240)	241,282	1,546	241,469

Net loss applicable to common shares	$(9,249)	$(257,345)	$(29,990)	$(276,152)

Loss per common share:
Basic	$(0.51)	$(14.15)	$(1.65)	$(15.22)

Diluted	$(0.51)	$(14.15)	$(1.65)	$(15.22)

Weighted average number of common shares outstanding:
Basic	18,275	18,184	18,215	18,138
Diluted	18,275	18,184	18,215	18,138
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	May 1,	May 2,
	2011	2010
Cash flows from operating activities:
Net loss	$(15,954)	$(18,142)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	16,850	17,360
Share-based compensation expense	3,357	2,204
Refinancing costs	—	174
Gain on embedded derivative	(13)	(923)
Loss on sale of property, plant and equipment	11	112
Provision for doubtful accounts	690	(267)
Benefit from deferred income taxes	(6,978)	(668)
Asset impairments, net	—	913
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	10,811	9,990
Inventories	(26,176)	(29,031)
Income tax receivable	15,702	(9,653)
Prepaid expenses and other	(1,133)	(885)
Accounts payable	3,907	(3,358)
Accrued expenses	3,863	(12,144)
Other, net	69	567

Net cash provided by (used in) operating activities	5,006	(43,751)

Cash flows from investing activities:
Capital expenditures	(8,070)	(3,868)
Proceeds from sale of property, plant and equipment	143	65

Net cash used in investing activities	(7,927)	(3,803)

Cash flows from financing activities:
Decrease (increase) of restricted cash	(3)	10,143
Proceeds from ABL Facility	5	235
Payments on ABL Facility	(3)	(44)
Payment on term loan	(3,750)	(375)
Payment of convertible notes	—	(59)
Payments on other long-term debt	—	(190)
Payments on note payable	(667)	(855)
Payment of financing costs	(75)	(50)
Payment of cash dividends on Convertible Preferred Stock	(11,039)	—
Purchase of treasury stock	(1,477)	(381)

Net cash (used in) provided by financing activities	(17,009)	8,424

Effect of exchange rate changes on cash and cash equivalents	(80)	(16)
Net decrease in cash and cash equivalents	(20,010)	(39,146)
Cash and cash equivalents at beginning of period	77,419	90,419

Cash and cash equivalents at end of period	$57,409	$51,273

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 1, 2011
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three and six month periods ended May 1, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2011. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
We use a four-four-five week calendar each quarter with our year end on the Sunday closest to October 31. The year end for fiscal 2011 is October 30, 2011.
Certain reclassifications have been made to prior period amounts in our consolidated balance sheets and consolidated statements of operations to conform to the current presentation. These reclassifications include the reclassification of shares of our common stock, par value $0.01 (the “Common Stock”), to redeemable common stock. See Note 11 — Redeemable Common Stock. The net effect of these reclassifications was not material to our consolidated financial statements.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2010.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENT
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. We will adopt ASU 2011-04 in our second fiscal quarter ended April 29, 2012. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.
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
As a result of actions taken in our restructuring, certain facilities in our engineered building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheets. During the first quarter of fiscal 2010, we recorded an additional $1.0 million impairment for one of our facilities in the engineered building systems segment related to facilities classified as held for sale as a result of deteriorating market conditions. In determining the impairment, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life. We plan to sell these facilities within the next 12 months. In addition, during the three and six month periods ended May 2, 2010, we incurred $0.8 million and $1.4 million, respectively, in restructuring costs primarily related to idle facility costs. We did not incur significant similar costs related to our restructuring in the three or six month periods ended May 1, 2011 and do not expect to incur significant similar costs resulting from the restructuring plan in the future.

NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of May 1, 2011 and October 31, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit. Restricted cash is classified as a current asset as the underlying letters of credit expire by October 2011. The letters of credit have either automatically renewed or will be renewed upon expiration.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	May 1, 2011	October 31, 2010
Raw materials	$81,460	$56,834
Work in process and finished goods	26,102	24,552

	$107,562	$81,386

NOTE 6 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of May 1, 2011 and May 2, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years. However, from time to time certain individuals have received special one-time restricted stock awards that vest at retirement, upon a change of control or on termination without cause or for good reason, as defined by the agreements governing such awards.
The fair value of each option award is estimated as of the date of grant or the remeasurement date using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the three and six month periods ended May 1, 2011 and May 2, 2010. These estimates are based on historical forfeiture behavior exhibited by our employees.
The weighted average assumptions for the equity awards granted on December 14, 2010 and December 11, 2009 are noted in the following table:

	December 14, 2010	December 11, 2009
Expected volatility	51.53%	46.05%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.21%	2.44%
Prior to March 5, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. On March 5, 2010, the Company effected a reverse stock split at an exchange ratio of 1-for-5 (the “Reverse Stock Split”) which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010.

The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	March 5, 2010	December 11, 2009
Expected volatility	47.01%	46.05%
Expected term (in years)	5.52	5.75
Risk-free interest rate	2.49%	2.44%
During the six month period ended May 1, 2011 and May 2, 2010, we granted 121,669 and 1,781,729 stock options, respectively, and the weighted average grant-date fair value of options granted was $5.78 and $4.29, respectively.
The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the six months ended May 1, 2011 and May 2, 2010, we granted restricted stock awards with a fair value of $6.2 million or 515,053 shares and $13.7 million or 1,498,718 shares, respectively. The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $1.7 million and $1.4 million for the three months ended May 1, 2011 and May 2, 2010, respectively, and $3.4 million and $2.2 million for the six months ended May 1, 2011 and May 2, 2010, respectively. Of these amounts, $1.6 million and $1.3 million for the three months ended May 1, 2011 and May 2, 2010, respectively, and $3.2 million and $2.1 million for the six months ended May 1, 2011 and May 2, 2010, respectively, were included in engineering, selling, general and administrative expense, with the remaining costs in each period in cost of goods sold. As of both May 1, 2011 and May 2, 2010, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.6 million and $0.5 million for the three months ended May 1, 2011 and May 2, 2010, respectively, and $1.3 million and $0.8 million for the six months ended May 1, 2011 and May 2, 2010, respectively. As of May 1, 2011 and May 2, 2010, there was approximately $21.7 million and $21.0 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 3.2 years and 4.0 years, respectively.
There were no options exercised during the first six months of each of fiscal 2011 and fiscal 2010.
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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(9,249)	$(257,345)	$(29,990)	$(276,152)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,275	18,184	18,215	18,138

Basic and Diluted loss per common share	$(0.51)	$(14.15)	$(1.65)	$(15.22)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in both periods presented above. These participating securities will be allocated earnings when applicable.
We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and six month periods ended May 1, 2011 and May 2, 2010 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of both May 1, 2011 and October 31, 2010, the Preferred Shares were convertible into 44.3 million shares of Common Stock.
For both the three and six month periods ended May 1, 2011 and May 2, 2010, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per share calculation.
NOTE 8 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source(TM), and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source(TM) warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our consolidated balance sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both May 1, 2011 and October 31, 2010, respectively. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.
The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	May 1, 2011	May 2, 2010
Beginning balance	$16,977	$16,116
Warranties sold	1,411	1,248
Revenue recognized	(769)	(671)
Costs incurred	—	(309)
Other	(302)	(62)

Ending balance	$17,317	$16,322

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	May 1, 2011	October 31, 2010
Amended Credit Agreement (due April 2014, interest at 8.0%)	$132,555	$136,305
Asset-Based Lending Facility (due April 2014, interest at 4.75%)	2	—

	132,557	136,305
Current portion of long-term debt	—	—

Total long-term debt, less current portion	$132,557	$136,305

Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund resulting from the carry back of the 2009 net operating loss. In March 2011 and December 2010, we made optional prepayments in the amount of $1.0 million and $2.8 million, respectively. These prepayments are allowed to be applied against the remaining required quarterly principal payments, and as a result, we are not required to make any additional quarterly principal payments for the remaining term of the term loan.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through May 1, 2011, including the mandatory prepayment in connection with our tax refund, the leverage ratio covenant has been effectively deferred until the third quarter of fiscal 2012. We intend to continue to make voluntary prepayments totaling approximately $1.0 million sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012. At May 1, 2011 and October 31, 2010, our Amended Credit Agreement did not require any financial covenant compliance.
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
The Amended Credit Agreement limited our ability to pay cash dividends on or prior to October 31, 2010 after which time we are permitted to pay dividends in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the cumulative consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of May 1, 2011.
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
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 1, 2011 and October 31, 2010, our excess availability under the ABL Facility was $83.0 million and $73.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both May 1, 2011 and October 31, 2010. In addition, at both May 1, 2011 and October 31, 2010, standby letters of credit totaling approximately $8.1 million were issued under the ABL Facility.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity.
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
Deferred Financing Costs
At May 1, 2011 and October 31, 2010, the unamortized balance in deferred financing costs was $13.9 million and $16.2 million, respectively.
Insurance Note Payable
The note payable is related to financed insurance premiums. As of May 1, 2011 and October 31, 2010, we had outstanding a note payable in the amount of $1.2 million and $0.3 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK
The CD&R Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At May 1, 2011, the CD&R Funds own 69.0% of the voting power and Common Stock of the Company on an as-converted basis.
Certain Terms of the Convertible Preferred Stock
In connection with the consummation of the CD&R Equity Investment, on October 19, 2009 we filed the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”), setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock.
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
Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which restricts the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October

20, 2010 under the ABL Facility. In addition, the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of May 1, 2011. The Company’s ABL Facility, among other potentially available baskets, permits the Company to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided certain excess availability conditions or certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.
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
The dividend rate will increase by up to 6% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock.
On the Dividend Payment Committee date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. We currently can not pay this dividend in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of May 1, 2011.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
On March 15, 2011, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.5 million cash dividend at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, we recorded a dividend accrual reversal of $2.7 million in the second quarter of fiscal 2011 related to dividends accrued in excess of 8% between December 16, 2010 and March 15, 2011. In addition, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to the paid-in-kind dividends accrued between December 16, 2010 and March 15, 2011.
Similarly, on December 15, 2010, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.55 million cash dividend at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, we recorded a dividend accrual reversal of $2.5 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and December 15, 2010. In addition, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to the paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010.

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
The initial conversion price of the Convertible Preferred Stock was equal to $6.3740 as of May 1, 2011, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
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
Accounting for Convertible Preferred Stock
The Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends	Convertible
	and	Preferred
	Accretion	Stock
Balance as of October 31, 2010		$256,870
Accretion	680
Accrued paid-in-kind dividends(1)	8,051
Reversal of additional 4% accrued dividends(2)	(2,501)

Subtotal		6,230
Payment of cash dividend(3)		(5,550)

Balance as of January 30, 2011		257,550
Accretion	680
Accrued paid-in-kind dividends(1)	8,325
Reversal of additional 4% accrued dividends(4)	(2,745)

Subtotal		6,260
Payment of cash dividend(5)		(5,489)

Balance as of May 1, 2011		$258,321

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend declaration date.

(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.

(3)	The payment of the December 15, 2010 cash dividend relates to the period from September 16, 2010 to December 15, 2010.

(4)	The reversal of the additional 4% accrued dividends relates to the period from December 16, 2010 to March 15, 2011.

(5)	The payment of the March 15, 2011 cash dividend relates to the period from December 16, 2010 to March 15, 2011.
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
In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At both May 1, 2011 and October 31, 2010, all of the potentially 44.3 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.
As of both May 1, 2011 and October 31, 2010, the Preferred Shares were convertible into 44.3 million shares of Common Stock at an initial conversion price of ($6.3740 as adjusted for the Reverse Stock Split). On March 5, 2010, the Company effected the Reverse Stock Split in which every five shares of Common Stock, that were issued and outstanding were automatically combined into one issued and outstanding share of Common Stock. As a result of the Reverse Stock Split on March 5, 2010, we recorded a beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an $8.0 million and $10.6 million beneficial conversion feature charge, prior to any applicable reversal, in the three month periods ended May 1, 2011 and May 2, 2010, respectively, and $14.9 million and $10.8 million beneficial conversion feature charge, prior to any applicable reversal, in the six month periods ended May 1, 2011 and May 2, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend payment date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual. However, we currently cannot pay dividends in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of May 1, 2011.
As a result of paying an 8% cash dividend on March 15, 2011, we recorded a dividend accrual reversal of $2.7 million in the second quarter of fiscal 2011 related to dividends accrued in excess of 8% between December 16, 2010 and March 15, 2011. In addition, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to the paid-in-kind dividends accrued between December 16, 2010 and March 15, 2011. As a result of paying an 8% cash dividend on December 15, 2010, we recorded a dividend accrual reversal of $2.5 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and December 15, 2010. In addition, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to the paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010.
Our aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at May 1, 2011 and October 31, 2010 are as follows (in thousands):

	May 1,	October 31,
	2011	2010
Liquidation preference	$272,503	$272,503
Accrued cash and Convertible Preferred Stock dividends	10,075	9,983

Total	$282,578	$282,486

At both May 1, 2011 and October 31, 2010, we had 272,503 Preferred Shares outstanding.
NOTE 11 — REDEEMABLE COMMON STOCK
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to May 2, 2010 has expired. Accordingly, at May 1, 2011, approximately 0.2 million shares ($1.8 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock were related to purchases made under the Plan between May 2, 2010 and February 15, 2011. The redeemable common stock will be reclassified into permanent equity upon the expiration of the potential rescission rights associated with those common shares. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our consolidated statement of operations will not be material.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Foreign Currency Risk
We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency related to the purchase of certain equipment. On March 17, 2011, we entered into a three month forward contract to pay $1.1 million and receive €0.8 million on June 15, 2011, and on March 18, 2011, we entered into a five month forward contract to pay $1.5 million and receive €1.0 million on August 15, 2011 (“Foreign Currency Contract”). We designated the Foreign Currency Contract as a cash flow hedge. The fair value of the Foreign Currency Contract as of May 1, 2011 was an asset of $0.1 million and is included in prepaid expenses and other in the Consolidated Balance Sheet. The fair value of the Foreign Currency Contract takes into consideration the current creditworthiness of us or the counterparty, as applicable. Accumulated other comprehensive income will amortize over the life of the equipment purchased.
Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. We previously managed this risk by entering into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on May 1, 2011 and October 31, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments had effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, all subsequent changes in fair market value were recorded directly to earnings. During the three and six month periods ended May 2, 2010, we reduced interest expense by $0.8 million and $1.8 million, respectively, as a result of the changes in fair value of the hedge.

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
At May 1, 2011 and October 31, 2010, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Asset Derivatives
	Balance Sheet	May 1, 2011	October 31, 2010
	Location	Fair Value	Fair Value
Derivative designated as hedging instrument under ASC 815:
Foreign currency contract	Prepaid expenses and other	$121	$—
At May 1, 2011 and October 31, 2010, the fair value carrying amount of our derivative instruments were recorded as follows (in thousands):

	Liability Derivatives
	Balance Sheet	May 1, 2011	October 31, 2010
	Location	Fair Value	Fair Value
Derivative not designated as hedging instruments under ASC 815:
Embedded derivative	Other long-term liabilities	$91	$104
The effect of derivative instruments on the Consolidated Statement of Operations for the three and six months ended May 1, 2011 and May 2, 2010 was as follows (in thousands):

	Amount of Gain Recognized		Amount of Gain Recognized
	in OCI on Derivative		in OCI on Derivative
	(Effective Portion)		(Effective Portion)
Derivative in ASC 815 Cash	Fiscal Three Months Ended		Fiscal Six Months Ended
Flow Hedging Relationship	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Foreign currency contract	$75	$—	$75	$—
The effect of derivative instruments not designated as hedging instruments on the Consolidated Statement of Operations for the three and six month periods ended May 1, 2011 and May 2, 2010 was as follows (in thousands):

	Amount of Income Recognized		Amount of Income Recognized
Derivatives Not Designated	in Income (Loss) on Derivatives		in Income (Loss) on Derivatives		Location of Income
as Hedging Instruments	Fiscal Three Months Ended		Fiscal Six Months Ended		Recognized in Income
Under ASC 815	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010	(Loss) on Derivatives
Interest rate contract	$—	$836	$—	$1,787	Interest expense
Embedded derivative	$6	$4	$13	$923	Other income, net
The maximum length of time over which we are hedging our exposure to the variability of future cash flows related to fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency is through August 2011. Over the next 12 months, we expect to reclassify an immaterial amount of deferred gains from accumulated other comprehensive income to depreciation expense. We will recognize depreciation expense over the depreciable life of the fixed asset to which the purchase orders relate.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of May 1, 2011 and October 31, 2010 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	May 1, 2011		October 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Amended Credit Agreement	$132,555	$132,555	$136,305	$132,046
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at May 1, 2011 and October 31, 2010.
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
     Foreign currency contract: The fair value of the foreign currency derivative is based on a market approach and takes into consideration current foreign currency exchange rates and current creditworthiness of us or the counterparty, as applicable.

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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of May 1, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$189	$—	$—	$189
Mutual funds — Growth	738	—	—	738
Mutual funds — Blend	1,871	—	—	1,871
Mutual funds — Foreign blend	819	—	—	819
Mutual funds — Fixed income	573	—	—	573

Total short-term investments in deferred compensation plan	$4,190	$—	$—	$4,190
Foreign currency contract	—	121		121
Assets held for sale	—	6,133	—	6,133

Total assets	$4,190	$6,254	$—	$10,444

Liabilities:
Deferred compensation plan liability	$(4,478)	$—	$—	$(4,478)
Embedded derivative	—	—	(91)	(91)

Total liabilities	$(4,478)	$—	$(91)	$(4,569)

(1)	Unrealized holding gains for both the three months ended May 1, 2011 and May 2, 2010 were $0.2 million. Unrealized holding gains for both the six months ended May 1, 2011 and May 2, 2010 were $0.3 million. These unrealized holding gains are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the six months ended May 1, 2011 and May 2, 2010 (in thousands):

	May 1,	May 2,
	2011	2010
Beginning balance	$(104)	$(1,041)
Unrealized gains (1)	13	923

Ending balance	$(91)	$(118)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statement of Operations during the six months ended May 1, 2011 and May 2, 2010.
NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(1.9)%	3.4%	(1.9)%	3.4%
Canada valuation allowance	(0.5)%	—	(0.9)%	—
Non-deductible expenses	(2.9)%	(2.5)%	(2.9)%	(2.5)%
Recognition of tax benefit previously deemed to be uncertain	—	7.8%	—	3.5%
Other	5.9%	(1.7)%	0.6%	(1.0)%

Effective tax rate	35.6%	42.0%	29.9%	38.4%

The increase in our effective tax rate for the six months ended May 1, 2011 as compared to the prior year period was primarily due to a 5.3% decrease in the benefit related to state income taxes.
In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As of May 1, 2011, we expect to fully utilize the net U.S. deferred tax assets of $13.1 million against future operating income. However, in the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.
The total amount of unrecognized tax benefit at May 1, 2011 and October 31, 2010 was $0.5 million and $0.7 million, respectively, all of which would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE LOSS
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Net loss	$(3,229)	$(7,656)	$(15,954)	$(18,142)
Foreign exchange translation gain (loss) and other, net of tax	5	(8)	(5)	189

Comprehensive loss	$(3,224)	$(7,664)	$(15,959)	$(17,953)

Accumulated other comprehensive loss consists of the following (in thousands):

	May 1,	May 2,
	2011	2010
Foreign exchange translation adjustments	$507	$580
Defined benefit pension plan actuarial losses	(2,524)	(9,250)
Foreign currency derivative	75	—

Accumulated other comprehensive loss	$(1,942)	$(8,670)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended May 1, 2011			Fiscal Three Months Ended May 2, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation loss and other	$(70)	$—	$(70)	$(12)	$4	$(8)
Gain in fair value of foreign currency derivative	$121	$(46)	$75	$—	$—	$—

Other Comprehensive income (loss)	$51	$(46)	$5	$(12)	$4	$(8)

	Fiscal Six Months Ended May 1, 2011			Fiscal Six Months Ended May 2, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation gain (loss) and other	$(80)	$—	$(80)	$182	$7	$189
Gain in fair value of foreign currency derivative	$121	$(46)	$75	$—	$—	$—

Other Comprehensive income (loss)	$41	$(46)	$(5)	$182	$7	$189

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
Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the segments. Unallocated expenses include interest income, interest expense and refinancing costs and other (expense) income.
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2011	May 2, 2010	May 1, 2011	May 2, 2010
Total sales:
Metal coil coating	$47,927	$44,759	$90,201	$83,790
Metal components	103,375	95,069	193,680	181,875
Engineered building systems	129,790	113,403	231,202	215,341
Intersegment sales	(55,527)	(51,658)	(99,432)	(97,226)

Total sales	$225,565	$201,573	$415,651	$383,780

External sales:
Metal coil coating	$16,985	$17,096	$34,178	$29,904
Metal components	82,613	74,376	156,629	144,514
Engineered building systems	125,967	110,101	224,844	209,362

Total sales	$225,565	$201,573	$415,651	$383,780

Operating income (loss):
Metal coil coating	$4,378	$4,092	$7,822	$7,211
Metal components	7,400	5,613	7,753	7,404
Engineered building systems	(154)	(5,649)	(5,564)	(11,467)
Corporate	(13,468)	(13,213)	(25,991)	(25,037)

Total operating loss	$(1,844)	$(9,157)	$(15,980)	$(21,889)
Unallocated other expense	(3,171)	(4,035)	(6,769)	(7,568)

Loss before income taxes	$(5,015)	$(13,192)	$(22,749)	$(29,457)

	May 1, 2011	October 31, 2010
Total assets:
Metal coil coating	$59,426	$57,137
Metal components	179,614	167,542
Engineered building systems	189,365	208,232
Corporate	104,923	127,613

Total assets	$533,328	$560,524

NOTE 17 — CONTINGENCIES
We are currently engaged in a lawsuit that was originally filed by us on August 8, 2008 and pending in state district court in Houston, Texas, with one of our direct customers and 14 of its end-user customers regarding alleged leaks from our roofing panels. We are currently seeking to recover approximately $0.4 million owed for materials that were delivered to our direct customer as well as attorneys’ fees and expenses in the lawsuit. In response to the lawsuit, our direct customer asserted counterclaims for breach of contract, breach of implied warranties, fraud, violations of the Texas Deceptive Trade Practices Act, tortious interference, business disparagement, strict products liability, and negligent design, manufacture and marketing. The customer has asserted in recently filed amended pleadings, discovery and disclosures that it is entitled to actual damages in the amount of approximately $3.2 million plus attorneys’ fees and punitive damages. During fiscal 2010 and into the first quarter of fiscal 2011, the end-users of our roofing panels intervened in the lawsuit and asserted claims against us for breach of implied warranties, violations of the Texas Deceptive Trade Practices Act, strict products liability and negligent design, manufacturing and marketing. The end-users have recently asserted through amended pleadings that they are collectively entitled to actual damages in the amount of approximately $12 million plus attorneys’ fees and punitive damages. We have denied the material claims and counterclaims in the lawsuit by our direct customer and its end-users and are vigorously defending against them. We believe that our customer’s claims and the claims of the end users are without merit. We further believe that the end-users’ damages did not result from any defect in design, manufacturing, or marketing of our products, but rather from improper installation by third parties. The products have a repair and/or replacement value ranging between approximately $0.6 million and $4.1 million. Consequently, at this time, we believe that this matter will not have a material adverse effect on our business, consolidated financial condition or results of operations. We have submitted this claim for recovery, if necessary, under our general liability insurance.
From time to time, we and/or our subsidiaries become involved in various legal proceedings and contingencies, considered to be in the ordinary course of business. While we are not able to predict whether we will incur any liability in excess of insurance coverage or to accurately estimate the damages, or the range of damages, if any, that we might incur in connection with these legal proceedings, we believe these legal proceedings and claims will not have a material adverse effect on our business, consolidated financial position or results of operations. See Note 11 — Redeemable Common Stock.
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
FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:
•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational restrictions imposed by our debt covenants;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	the ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of personnel;

•	enforcement and obsolescence of intellectual property rights;

•	the fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	the cost and other effects, if any, of our offering for sale under our 401(k) Profit Sharing Plan unregistered shares of our Common Stock between March 6, 2006 and February 15, 2011;

•	unfavorable results of the lawsuit we are currently engaged in with one of our direct customers and certain of its end-user customers as further described and referred to in the notes to the financial statements;

•	costs and other effects of other legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our Annual Report on Form 10-K as filed with the SEC.
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
Second Fiscal Quarter
Each of our business segments took advantage of available market opportunities to achieve significantly improved results within what continues to be a very difficult operating environment. Our integrated business model continues to provide us with important advantages, which allow us to maintain and build our strong market position while remaining price competitive.
As expected, accelerated orders in the first quarter of fiscal 2011 in advance of steel price increases caused our second quarter of fiscal 2011 metal coil coating segment revenues to be virtually flat compared to both the first quarter of fiscal 2011 and the second quarter of fiscal 2010. However, operating income increased 7% during the second quarter of fiscal 2011 compared to the same period of fiscal 2010 and increased 27.1% compared to the first quarter of fiscal 2011, continuing to benefit from successful end-market diversification programs and adherence to strict cost controls.
The metal components segment revenues increased 11.0% during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 levels and increased 11.6% compared to the first quarter of fiscal 2011. Operating income increased 32% during the second quarter of fiscal 2011 compared to the same period of fiscal 2010, despite a special charge of $1.3 million incurred during the current period. Commercial discipline and successful cost controls contributed to this significant operating leverage. Sales of retrofit roofing products and energy-efficient insulated metal panels continued to increase in the second quarter of fiscal 2011, and we are preparing two idled facilities for re-tooling in order to increase production capacity for these high growth products.
The engineered building systems segment revenues increased 14% during the second quarter of fiscal 2011 compared to the same period of fiscal 2010 and increased 27.4% compared to the first quarter of fiscal 2011. Operating results improved 97% during the second quarter of fiscal 2011 compared to the same period of fiscal 2010 and the first quarter of fiscal 2011 and were just short of break-even for the current period. The engineered buildings systems segment benefitted from past investments in engineering, drafting and manufacturing efficiencies, which are providing a competitive edge in bidding for quick turn projects. Additionally, the engineered building systems segment project mix is improving to include more design-build projects, which fit well with our custom engineered building solutions.
Industry Conditions
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of unprecedented volatility which, beginning in the third quarter of 2008, reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders in previous fiscal quarters for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has resumed, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:
Source: McGraw-Hill
When assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. For example, the Metal Building Manufacturers Association (“MBMA”) provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. McGraw-Hill Construction Information Group prepares reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, published in April 2011, indicates an expected increase of 3% in square footage and an increase of 1% in dollar value as compared to the prior calendar year. In calendar 2012, the forecast is expected to increase, with an expected increase of 23% in square footage and an increase of 16% in dollar value compared to calendar 2011. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9-12 months forward. AIA’s ABI published for April 2011 dropped below 50 to 47.6 and the commercial and industrial component of the index, which had remained above 50 for nine consecutive months, slipped to 49.9. An ABI reading above 50 indicates an increase in month to month billings and a reading below 50 indicates a decrease in month to month billings.
As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three-phase restructuring plan, we are realizing significant fixed cost savings compared to fiscal 2008. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three-phase restructuring plan and have not and do not expect to incur significant additional costs beyond fiscal 2010 under the plan.
Another challenge we face is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal six months ended May 1, 2011, steel represented approximately 70% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.
The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 40.0% from October 2010 to April 2011 and was 22.4% higher in April 2011 compared to April 2010. Based on announced price increases by most producers in the first six months of fiscal 2011, steel prices appear to be rising rapidly, which has begun to impact transactions occurring in our second quarter of fiscal 2011. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”
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
Products of all business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay(R) Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our consolidated financial statements.
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
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 1, 2011		May 2, 2010		May 1, 2011		May 2, 2010
		%		%		%		%
Total sales:
Metal coil coating	$47,927	21	$44,759	22	$90,201	22	$83,790	22
Metal components	103,375	46	95,069	47	193,680	46	181,875	47
Engineered building systems	129,790	58	113,403	56	231,202	56	215,341	56
Intersegment sales	(55,527)	(25)	(51,658)	(25)	(99,432)	(24)	(97,226)	(25)

Total sales	$225,565	100	$201,573	100	$415,651	100	$383,780	100

Operating income (loss):
Metal coil coating	$4,378		$4,092		$7,822		$7,211
Metal components	7,400		5,613		7,753		7,404
Engineered building systems	(154)		(5,649)		(5,564)		(11,467)
Corporate	(13,468)		(13,213)		(25,991)		(25,037)

Total operating loss	$(1,844)		$(9,157)		$(15,980)		$(21,889)
Unallocated other expense	(3,171)		(4,035)		(6,769)		(7,568)

Loss before income taxes	$(5,015)		$(13,192)		$(22,749)		$(29,457)

FISCAL THREE MONTHS ENDED MAY 1, 2011 COMPARED TO FISCAL THREE MONTHS ENDED MAY 2, 2010
Consolidated sales increased by 11.9%, or $24.0 million for the three months ended May 1, 2011, compared to the three months ended May 2, 2010. This increase resulted from higher relative sales prices in each of our segments, which we increased as a result of higher steel costs. This increase was partially offset by lower tonnage volumes in the metal coil coating segment in the second quarter of fiscal 2011 compared to the same period in 2010 which was driven by temporary supply chain disruptions by some steel mills and accelerated orders in the first quarter of fiscal 2011 which reduced current period demand as a result of rising steel prices compared to the prior year’s period. Although shipped volumes were slightly higher in the metal components and engineered building systems segments during the period, the continued general weakness of nonresidential construction activity is affirmed by the 5.0% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for the second quarter of fiscal 2011 compared to the same period in the prior year.
Consolidated cost of sales increased by 8.5%, or $13.7 million for the three months ended May 1, 2011, compared to the three months ended May 2, 2010. Gross margins were 22.5% for the three months ended May 1, 2011 compared to 20.2% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices, which we increased as a result of higher steel costs in each of our segments and increased volume in our metal components and engineered building systems segments.
Metal coil coating sales increased by 7.1%, or $3.2 million to $47.9 million in the three months ended May 1, 2011, compared to $44.8 million in the same period in the prior year. Sales to third parties for the three months ended May 1, 2011 decreased by 0.6% to $17.0 million from $17.1 million in the same period in the prior year, primarily as a result of a 10.0% decrease in external volume and a shift in product mix from package sales of coated steel products to tolling revenue for coating services, partially offset by a 28.6% increase in sales prices, which increased as a result of higher steel costs. Generally, package sales of coated steel products contribute lower margin dollars compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $3.3 million revenue increase represents an increase in intersegment sales for the three months ended May 1, 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.5% of total consolidated third-party sales in the three months ended May 1, 2011 compared to 8.5% in the three months ended May 2, 2010.
Operating income of the metal coil coating segment increased to $4.4 million in the three months ended May 1, 2011 compared to $4.1 million in the same period in the prior year, primarily due to a $0.4 million increase in gross profit primarily due to higher relative sales prices, which increased as a result of higher steel costs.
Metal components sales increased 8.7%, or $8.3 million to $103.4 million in the three months ended May 1, 2011, compared to $95.1 million in the same period in the prior year. This increase was primarily due to higher sales prices, which increased as a result of higher steel costs and a slight 0.4% increase in external tons shipped. Sales to third parties for the three months ended May 1, 2011 increased $8.2 million to $82.6 million from $74.4 million in the same period in the prior year. The remaining $0.1 million represents an increase in intersegment sales. Although shipped volumes was slightly higher during the period, these results were primarily driven by higher steel prices and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended May 1, 2011. Metal components third-party sales accounted for 36.6% of total consolidated third-party sales in the three months ended May 1, 2011 compared to 36.9% in the three months ended May 2, 2010.
Operating income of the metal components segment increased to $7.4 million in the three months ended May 1, 2011, compared to $5.6 million in the same period in the prior year. The $1.8 million increase resulted from a $3.4 million increase in gross profit due to increases in relative sales prices noted above, partially offset by a $1.7 million increase in selling and administrative expenses related to a $1.3 million increase in an actuarial determined general liability self-insurance reserve.
Engineered building systems sales increased 14.5%, or $16.4 million to $129.8 million in the three months ended May 1, 2011, compared to $113.4 million in the same period in prior year. This increase resulted from higher sales prices as a result of higher steel costs and a 2.7% increase in external tons shipped. Sales to third parties for the three months ended May 1, 2011 increased $15.9 million to $126.0 million from $110.1 million in the same period in the prior year. The remaining $0.5 million represents an increase in intersegment sales. Although demand was slightly higher during the period, these results were primarily driven by higher steel prices and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended May 1, 2011. Engineered building systems third-party sales accounted for 55.8% of total consolidated third-party sales in the three months ended May 1, 2011 compared to 54.6% in the three months ended May 2, 2010.
Operating losses of the engineered building systems segment improved to $0.2 million in the three months ended May 1, 2011 compared to $5.6 million in the same period in the prior year. This $5.5 million improvement resulted from a $6.6 million increase in gross profit and $0.7 million of restructuring charges in the same period in the prior year. The increase in gross profit was due to increases in relative sales prices and increased volumes noted above. These improvements were partially offset by a $1.7 million increase in engineering, selling and administrative expenses primarily due to a $1.1 million increase in healthcare costs and a $0.5 million increase as a result of the reinstatement of our annual spring builder sales meetings and various marketing programs, partially offset by a $0.8 million decrease in wage and benefit costs, excluding healthcare costs.
Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $52.7 million in the three months ended May 1, 2011, compared to $49.0 million in the same period in the prior year. The increase in selling and administrative expenses was primarily due to a $1.5 million increase in healthcare costs, a $1.3 million increase in an actuarial determined general liability self-insurance reserve and a $0.6 million increase as a result of the reinstatement of our annual spring builder sales meetings and various marketing programs. As a percentage of sales, engineering, selling, general and administrative expenses were 23.3% for the three months ended May 1, 2011 as compared to 24.3% for the three months ended May 2, 2010.
Consolidated restructuring charges were $0.8 million in the three months ended May 2, 2010. There were no such charges in the current period. This decrease of $0.8 million was primarily related to idle facility costs in connection with the closing of certain facilities in the engineered building systems and metal components segments in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 16.7% to $3.9 million for the three months ended May 1, 2011, compared to $4.7 million for the same period of the prior year. Interest expense decreased primarily due to a reduction in the unused commitment fee which was finalized in an amendment to our ABL Facility in December 2010 and as a result of decreases in the underlying debt balances.
Consolidated benefit from income taxes decreased to $1.8 million for the three months ended May 1, 2011, compared to $5.5 million for the same period in the prior year. The effective tax rate benefit for the three months ended May 1, 2011 was 35.6% compared to 42.0% for the same period in the prior year. The decrease in the effective tax rate benefit was primarily due to non-deductible expenses and changes in the state income tax benefit which reduced the effective tax rate by 2.9% and 1.9%, respectively, in the current period.
Consolidated Convertible Preferred Stock dividends and accretion for the three months ended May 1, 2011 was $6.3 million compared to $8.4 million in the same period in the prior year and related primarily to our paying accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) in cash. Dividends on the Preferred Shares accrue and accumulate on a daily basis at 12% per annum, but are payable at a rate of 8% per annum if paid in cash, rather than in kind. Because we paid $5.5 million of dividends on the Preferred Shares in cash, we reversed the additional 4% of dividends accrued at 12% amounting to $2.7 million of dividends accrued between December 16, 2010 and March 15, 2011.
Consolidated Convertible Preferred Stock beneficial conversion feature for the three months ended May 1, 2011 was $(0.2) million compared to $241.3 million in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “—Liquidity and Capital Resources-Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. We recorded a $8.0 million beneficial conversion feature charge in the three months ended May 1, 2011 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we reversed the beneficial conversion feature amounting to

$8.2 million relating to paid-in-kind dividends accrued between December 16, 2010 and March 15, 2011 because we paid cash dividends at 8% in March 2011. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that dividends on the Preferred Shares are accrued and each day’s stock price is in excess of $6.37.
Diluted loss per common share decreased to $(0.51) per diluted common share for the three months ended May 1, 2011, compared to $(14.15) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $248.1 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At May 1, 2011, the Preferred Shares were convertible into 44.3 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.
FISCAL SIX MONTHS ENDED MAY 1, 2011 COMPARED TO FISCAL SIX MONTHS ENDED MAY 2, 2010
Consolidated sales increased by 8.3%, or $31.9 million for the six months ended May 1, 2011, compared to the six months ended May 2, 2010. This increase resulted from higher relative sales prices in each of our segments, which we increased as a result of higher steel costs. This increase was partially offset by lower tonnage volumes in the engineered building systems segment for the six months ended May 1, 2011 compared to the same period in 2010 which was the result of higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity compared to the prior year’s period. This general weakness of nonresidential construction activity is affirmed by the 9.0% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for the six months ended May 1, 2011 compared to the same period in the prior year.
Consolidated cost of sales increased by 6.9%, or $21.5 million for the six months ended May 1, 2011, compared to the six months ended May 2, 2010. Gross margins were 20.3% for the six months ended May 1, 2011 compared to 19.0% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices, which we increased as a result of higher steel costs in each of our segments and increased volume in our metal coil coaters and metal components segments.
Metal coil coating sales increased by 7.7%, or $6.4 million to $90.2 million in the six months ended May 1, 2011, compared to $83.8 million in the same period in the prior year. Sales to third parties for the six months ended May 1, 2011 increased by 14.3% to $34.2 million from $29.9 million in the same period in the prior year, primarily as a result of a 19.5% increase in sales prices, which increased as a result of higher steel costs and a 3.1% increase in external volume, partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $2.1 million represents a decrease in intersegment sales for the six months ended May 1, 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.2% of total consolidated third-party sales in the six months ended May 1, 2011 compared to 7.8% in the six months ended May 2, 2010.
Operating income of the metal coil coating segment increased to $7.8 million in the six months ended May 1, 2011 compared to $7.2 million in the same period in the prior year, primarily due to a $0.9 million increase in gross profit primarily due to higher relative sales prices, which increased as a result of higher steel costs, partially offset by $0.3 million increase in selling, general and administrative expenses related primarily to increased legal costs.
Metal components sales increased 6.5%, or $11.8 million to $193.7 million in the six months ended May 1, 2011, compared to $181.9 million in the same period in the prior year. This increase compared to the same period in the prior year was primarily due to higher sales prices, which increased as a result of higher steel costs and a 0.6% increase in external tons shipped. Sales to third parties for the six months ended May 1, 2011 increased $12.1 million to $156.6 million from $144.5 million in the same period in the prior year. The remaining $0.3 million represents a decrease in intersegment sales. Although demand was slightly higher during the period, these results were primarily driven by higher steel prices and increased competition in the market resulting from the general weakness of nonresidential construction activity in the six months ended May 1, 2011. Metal components third-party sales accounted for 37.7% of total consolidated third-party sales in both the six months ended May 1, 2011 and May 2, 2010.
Operating income of the metal components segment increased to $7.8 million in the six months ended May 1, 2011, compared to $7.4 million in the same period in the prior year. The $0.3 million increase resulted from a $3.5 million increase in gross profit due to increases in relative sales prices noted above and $0.2 million in restructuring charges in the same period in the prior year, partially offset by a $3.4 million increase in selling and administrative expenses related to a $2.4 million increase in an actuarial determined general liability self-insurance reserve and a $0.8 million increase in bad debt expense.
Engineered building systems sales increased 7.4%, or $15.9 million to $231.2 million in the six months ended May 1, 2011, compared to $215.3 million in the same period in prior year. This increase resulted from higher sales prices as a result of higher steel costs, partially offset by a 3.9% decrease in external tons shipped. Sales to third parties for the six months ended May 1, 2011 increased $15.5 million to $224.8 million from $209.4 million in the same period in the prior year. The remaining $0.4 million represents a increase in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in the six months ended May 1, 2011. Engineered building systems third-party sales accounted for 54.1% of total consolidated third-party sales in the six months ended May 1, 2011 compared to 54.6% in the six months ended May 2, 2010.
Operating losses of the engineered building systems segment improved to $5.6 million in the six months ended May 1, 2011 compared to $11.5 million in the same period in the prior year. This $5.9 million improvement resulted from a $6.2 million increase in gross profit, $1.1 million of restructuring charges and $0.9 million of asset impairments in the same period in the prior year. The increase in gross profit was due to increases in relative sales prices noted above. These improvements were partially offset by a $2.0 million increase in engineering, selling and administrative expenses primarily due to a $1.5 million increase in healthcare costs, a $0.5 million increase in property taxes and a $0.4 million increase as a result of the reinstatement of our annual spring builder sales meetings and various marketing programs partially offset by a $0.9 million decrease in wage and benefit costs, excluding healthcare costs.
Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $100.3 million in the six months ended May 1, 2011, compared to $93.6 million in the same period in the prior year. The increase in engineering, selling and administrative expenses was primarily due to a $2.4 million increase in an actuarial determined general liability self-insurance reserve, a $2.0 million increase in healthcare costs, a $1.2 million increase in stock based compensation expense and a $0.9 million increase in bad debt expense, partially offset by a $0.6 million decrease in wage and benefit costs. As a percentage of sales, engineering, selling, general and administrative expenses were 24.1% for the six months ended May 1, 2011 as compared to 24.4% for the six months ended May 2, 2010.
Consolidated restructuring charges were $1.4 million in the six months ended May 2, 2010. There were no such charges in the current period. This decrease of $1.4 million was primarily related to idle facility costs in connection with the closing of certain facilities in the engineered building systems and metal components segments in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 11.8% to $8.1 million for the six months ended May 1, 2011, compared to $9.2 million for the same period of the prior year. Interest expense decreased due to a reduction in the unused commitment fee which was finalized in an amendment to our ABL Facility in December 2010 and as a result of decreases in the underlying debt balances.
Other income, net decreased by 28.3% to $1.3 million for the six months ended May 1, 2011, compared to $1.8 million for the same period in the prior year. This decrease was primarily the result of a $0.9 million decrease as a result of the change in the fair value of the embedded derivative in the same period in the prior year.
Consolidated benefit from income taxes decreased to $6.8 million for the six months ended May 1, 2011, compared to $11.3 million for the same period in the prior year. The effective tax rate benefit for the six months ended May 1, 2011 was 29.9% compared to 38.4% for the same period in the prior year. The decrease in the effective tax rate benefit was primarily due to non-deductible expenses and changes in the state income tax benefit which reduced the effective tax rate by 2.9% and 1.9%, respectively, in the current period.
Consolidated Convertible Preferred Stock dividends and accretion for the six months ended May 1, 2011 was $12.5 million compared to $16.5 million in the same period in the prior year and related primarily to our paying accrued dividends on Convertible Preferred Stock in cash. Dividends on the Preferred Shares accrue and accumulate on a daily basis at 12% per annum, but are payable at a rate of 8% per annum if paid in cash, rather than in kind. Because we paid $11.0 million of dividends on the Preferred Shares in cash, we reversed the additional 4% of dividends accrued at 12% amounting to $5.2 million of dividends accrued between September 16, 2010 and March 15, 2011.

Consolidated Convertible Preferred Stock beneficial conversion feature for the six months ended May 1, 2011 was $1.5 million compared to $241.5 million in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the CD&R Funds (further described in “—Liquidity and Capital Resources-Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. We recorded a $14.9 million beneficial conversion feature charge in the six months ended May 1, 2011 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we reversed the beneficial conversion feature amounting to $13.3 million relating to paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010 and between December 16, 2010 and March 15, 2011 because we paid cash dividends at 8% in December 2010 and March 2011. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that dividends on the Preferred Shares are accrued and each day’s stock price is in excess of $6.37.
Diluted loss per common share decreased to $(1.65) per diluted common share for the six months ended May 1, 2011, compared to $(15.22) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $246.2 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At May 1, 2011, the Preferred Shares were convertible into 44.3 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
Working capital was $120.7 million and $147.5 million at May 1, 2011 and October 30, 2011, respectively. The $26.8 million decrease in working capital during the six months ended May 1, 2011 was primarily due to a $20.0 million decrease in cash and cash equivalents, a $15.6 million decrease in income taxes receivable due to a federal income tax refund received in April 2011, an $11.5 million decrease in accounts receivable which was driven by faster collection rates and a seasonal decrease in sales, partially offset by a $26.2 million increase in inventory due to both seasonality and rising steel prices.
Cash provided by (used in) operating activities was $5.0 million and $(43.8) million for the six months ended May 1, 2011 and May 2, 2010, respectively. The $5.0 million increase in cash provided by operating activities during the six months ended May 1, 2011 was attributed to a $7.0 million decrease in working capital and non-current assets and $2.0 million in cash used for the net loss and operating activities.
Cash used in investing activities was $7.9 million and $3.8 million for the six months ended May 1, 2011 and May 2, 2010, respectively. The $7.9 million used in investing activities during the six months ended May 1, 2011 was primarily attributable to $8.1 million used for capital expenditures predominantly related to two new insulated panel system facilities, computer software and machinery and equipment.
Cash (used in) provided by financing activities was $(17.0) million and $8.4 million for the six months ended May 1, 2011 and May 2, 2010, respectively. The $17.0 million used in financing activities during the six months ended May 1, 2011 was primarily attributable to $11.0 million of dividends paid in cash on the Convertible Preferred Stock, $4.4 million of note payable and term loan payments and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.
Convertible Preferred Stock
On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds own 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of both May 1, 2011 and October 31, 2010, the Preferred Shares were convertible into approximately 44.3 million shares of Common Stock, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split).
At both May 1, 2011 and October 31, 2010, we had 272,503 Preferred Shares outstanding. In addition, at May 1, 2011 and October 31, 2010, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.1 million and $10.0 million, respectively. As of May 1, 2011 and October 31, 2010, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $282.6 million and $282.5 million, respectively.
Debt
We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment under the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. In March 2011 and December 2010, we made optional prepayments in the amount of $1.0 million and $2.8 million, respectively. These prepayments are allowed to be applied against the required quarterly principal payments, and as a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have effectively deferred our leverage ratio covenant until the third quarter of fiscal 2012. We intend to continue to make voluntary prepayments sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit

Agreement are made prior to the specified period. Based on our prepayments made through May 1, 2011, the leverage ratio covenant has been effectively deferred until the third quarter of fiscal 2012. We intend to continue to make voluntary prepayments totaling approximately $1.0 million sufficient to defer the leverage ratio until at least the fourth quarter of fiscal 2012. At May 1, 2011 and October 31, 2010, our consolidated leverage ratio was 3.93 and 5.36, respectively. We expect to make additional prepayments on our Amended Credit Agreement in fiscal 2011.
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
Term loans under the Amended Credit Agreement bear interest, at our option, as follows:
(1) Base Rate loans at the Base Rate plus a margin, which for term loans is 5% until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and
(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At May 1, 2011 and October 31, 2010, the interest rate on our Amended Credit Agreement was 8.0%.
Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5% and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 1, 2011 and October 31, 2010, our excess availability under the ABL Facility was $83.0 million and $73.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both May 1, 2011 and October 31, 2010. In addition, at both May 1, 2011 and October 31, 2010, letters of credit totaling approximately $8.1 million were outstanding under the ABL Facility.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. At May 1, 2011 and October 31, 2010, our fixed charge coverage ratio was 0.78 to one and 1.01 to one, respectively.
Loans under the ABL Facility bear interest, at our option, as follows:
(1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
(2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At May 1, 2011 and October 31, 2010, the interest rate on our ABL Facility was 4.75% and 6.50%, respectively.
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
Convertible Preferred Stock Dividends
Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of May 1, 2011. We paid the first two quarters of fiscal 2011 dividends on the Preferred Shares in cash. These dividends totaling $11.0 million relate to both the March 15, 2011 and December 15, 2010 dividend payment dates. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long-term cash flow requirements.
Foreign Currency Contract
We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency. On March 17, 2011, we entered into a three month forward contract to pay $1.1 million and receive €0.8 million on June 15, 2011 and on March 18, 2011, we entered into a five month forward contract to pay $1.5 million and receive €1.0 million on August 15, 2011 (“Foreign Currency Contract”). We designated the Foreign Currency Contract as a cash flow hedge. The fair value of the Foreign Currency Contract as of May 1, 2011 was an asset of $0.1 million and is included in prepaid expenses and other in the Consolidated Balance Sheet. The fair value of the Foreign Currency Contract is based on an income approach and takes into consideration current foreign currency exchange rates and current creditworthiness of us or the counterparty, as applicable.
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
We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of approximately $20 million for the remainder of fiscal 2011 and expansion when needed.
We have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the six months ended May 1, 2011 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended May 1, 2011
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,378	$7,400	$(154)	$(13,468)	$(1,844)
Increase in actuarial determined general liability self-insurance reserve	—	1,297	—	—	1,297

“Adjusted” operating income (loss)	$4,378	$8,697	$(154)	$(13,468)	$(547)

	For the Three Months Ended May 2, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,092	$5,613	$(5,649)	$(13,213)	$(9,157)
Restructuring charges	—	156	673	—	829
Asset impairments (recovery)	—	4	(120)	—	(116)

“Adjusted” operating income (loss)	$4,092	$5,773	$(5,096)	$(13,213)	$(8,444)

	For the Six Months Ended May 1, 2011
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,822	$7,753	$(5,564)	$(25,991)	$(15,980)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	2,398	—	—	2,398

“Adjusted” operating income (loss)	$7,822	$10,151	$(5,312)	$(25,991)	$(13,330)

	For the Six Months Ended May 2, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,211	$7,404	$(11,467)	$(25,037)	$(21,889)
Restructuring charges	—	265	1,088	—	1,353
Asset impairments	—	4	909	—	913

“Adjusted” operating income (loss)	$7,211	$7,673	$(9,470)	$(25,037)	$(19,623)

The following table reconciles adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

					Trailing 12
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Months
	August 1, 2010	October 31, 2010	January 30, 2011	May 1, 2011	May 1, 2011
Net Loss	$(3,299)	$(5,436)	$(12,725)	$(3,229)	$(24,689)
Add:
Depreciation and amortization	7,457	7,309	7,236	7,187	29,189
Consolidated interest expense, net	4,392	4,258	4,177	3,870	16,697
Benefit from income taxes	(221)	(1,794)	(5,009)	(1,786)	(8,810)
Non—cash charges:
Stock—based compensation	1,374	1,375	1,685	1,671	6,105
Asset impairments (recoveries)	(64)	221	—	—	157
Embedded derivative	(7)	(7)	(7)	(6)	(27)
Pre-acquisition contingency adjustment	—	178	252	—	430
Cash restructuring charges	551	1,628	—	—	2,179
Transaction costs	—	(250)	—	—	(250)

Adjusted EBITDA	$10,183	$7,482	$(4,391)	$7,707	$20,980

					Trailing 12
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Months
	August 2, 2009	November 1, 2009	January 31, 2010	May 2, 2010	May 2, 2010
Net Income (Loss)	$2,607	$(101,851)	$(10,486)	$(7,656)	$(117,386)
Add:
Depreciation and amortization	7,586	7,640	7,521	7,480	30,227
Consolidated interest expense, net	6,487	9,578	4,507	4,670	25,242
Provision (benefit) for income taxes	1,825	(7,495)	(5,779)	(5,536)	(16,985)
Non—cash charges:
Stock—based compensation	1,241	1,045	801	1,403	4,490
Asset impairments	26	347	1,029	(116)	1,286
Embedded derivative	—	—	(919)	(4)	(923)
Cash restructuring charges	1,213	1,564	524	—	3,301
Transaction costs	401	107,718	174	829	109,122

Adjusted EBITDA	$21,386	$18,546	$(2,628)	$1,070	$38,374

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Loss per diluted common share, GAAP basis	$(0.51)	$(14.15)	$(1.65)	$(15.22)
Refinancing costs, net of taxes	—	—	—	0.01
Convertible preferred stock beneficial conversion feature	(0.01)	13.27	0.08	13.31
Restructuring charges, net of taxes	—	0.03	—	0.05
Asset impairments (recovery), net of taxes	—	(0.01)	—	0.03
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.03)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	0.04	—	0.08	—
Pre-acquisition contingency adjustment, net of taxes	—	—	0.01	—

“Adjusted” diluted loss per common share	$(0.48)	$(0.86)	$(1.48)	$(1.85)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1,	May 2,	May 1,	May 2,
	2011	2010	2011	2010
Net loss applicable to common shares, GAAP basis	$(9,249)	$(257,345)	$(29,990)	$(276,152)
Refinancing costs, net of taxes	—	—	—	113
Convertible preferred stock beneficial conversion feature	(240)	241,282	1,546	241,469
Restructuring charges, net of taxes	—	539	—	879
Asset impairments (recovery), net of taxes	—	(75)	—	594
Gain on embedded derivative, net of taxes	(4)	(3)	(8)	(600)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	799	—	1,477	—
Pre-acquisition contingency adjustment, net of taxes	—	—	181	—

“Adjusted” net loss applicable to common shares	$(8,694)	$(15,602)	$(26,794)	$(33,697)

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 1, 2011, we were not involved in any unconsolidated SPE transactions.
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
RECENT ACCOUNTING PRONOUNCEMENT
In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. We will adopt ASU 2011-04 in our second fiscal quarter ended April 29, 2012. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

RECENT DEVELOPMENTS
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the Securities and Exchange Commission (the “SEC”) or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to May 2, 2010 has expired. Accordingly, at May 1, 2011, approximately 0.2 million shares ($1.8 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock were related to purchases made under the Plan between May 2, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our consolidated statement of operations will not be material. See Note 11–Redeemable Common Stock to the consolidated financial statements for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended May 1, 2011, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on announced price increases by most producers in the first six months of fiscal 2011, steel prices appear to be rising rapidly, which has begun to impact transactions occurring in our second quarter of fiscal 2011.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the April index would likely approximate our June or July steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel. Further, due to market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

Source: www.crugroup.com
We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile.
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2011, we purchased approximately 33% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first six months of fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements, during the first six months of fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.
With steel accounting for approximately 70% of our cost of sales for the fiscal six months ended May 1, 2011, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $2.3 million for the six months ended May 1, 2011, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended

Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 1, 2011, we had $132.6 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at May 1, 2011 and October 31, 2010 was approximately $132.6 million and $132.0 million, respectively, compared to the face value of $132.6 million and $136.3 million, respectively.
See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) for the three and six month periods ended May 1, 2011 was $0.2 million and $0.3 million, respectively. Net foreign currency re-measurement gains for both the three and six month periods ended May 2, 2010 was $0.2 million.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains included in net income for the three and six month periods ended May 1, 2011 was $0.2 million and $0.1 million, respectively. The net foreign currency exchange gains included in net income for the three and six month periods ended May 2, 2010 were $0.1 million and $0.3 million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three and six month periods ended May 1, 2011 was $(0.1) million and was insignificant for both the three and six month periods ended May 2, 2010.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of May 1, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
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

NCI BUILDING SYSTEMS, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 17, which is incorporated herein by reference.
Item 1A. Risk Factors.
Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. Except for the risk factors set forth below, there have been no material changes to the risk factors described either in our most recent Form 10-K or previous Form 10-Q.
We may face liability as a result of the sale of unregistered shares of our common stock to participants in the Company’s 401(k) Profit Sharing Plan.
Under federal securities laws, shares of Company Common Stock to be purchased on behalf of participants in the 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan who purchased shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the price of the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase. At May 1, 2011, approximately 0.2 million shares ($1.8 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. The potential damage claims with respect to unregistered Company Common Stock were related to purchases made under the Plan between May 2, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We cannot be certain what, if any, claims or actions may be brought against us as a result of this matter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the second quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of Shares	Number of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
January 31, 2011 to February 27, 2011	217	$12.90	—	129,218
February 28, 2011 to March 27, 2011	––		—	129,218
March 28, 2011 to May 1, 2011	––	––	––	129,218

Total	217	$12.90	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Series B Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first six months of fiscal 2011, we did not repurchase any shares of Common Stock. At May 1, 2011, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: June 8, 2011	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*	Filed herewith

**	Furnished herewith