Form 10-Q
period 2011-07-31
NCI BUILDING SYSTEMS INC
filed 2011-09-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $.01 par value-19,899,212 shares as of September 6, 2011

PAGE
Part — Financial Information
Item 1. Unaudited Consolidated Financial Statements.	3
Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010.	3
Consolidated Statements of Operations for the Fiscal Three and Nine Month Periods Ended July 31, 2011 and August 1, 2010.	4
Consolidated Statements of Cash Flows for the Fiscal Nine Months Ended July 31, 2011 and August 1, 2010.	5
Notes to Consolidated Financial Statements.	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk.	39
Item 4. Controls and Procedures.	41
Part II — Other Information
Item 1. Legal Proceedings.	41
Item 1A. Risk Factors.	41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	42
Item 5. Other Information.	42
Item 6. Exhibits.	42
EX-10.10
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I— FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,	October 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,675	$77,419
Restricted cash	2,843	2,839
Accounts receivable, net	91,884	81,896
Inventories, net	116,324	81,386
Deferred income taxes	20,908	15,101
Income tax receivable	1,445	15,919
Investments in debt and equity securities, at market	4,070	3,738
Prepaid expenses and other	15,555	13,923
Assets held for sale	5,804	6,114

Total current assets	308,508	298,335

Property, plant and equipment, net	208,783	214,453
Goodwill	5,200	5,200
Intangible assets, net	24,768	26,312
Other assets	12,686	16,224

Total assets	$559,945	$560,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$730	$289
Accounts payable	91,839	70,589
Accrued compensation and benefits	32,514	31,731
Accrued interest	1,416	1,546
Other accrued expenses	49,961	46,723

Total current liabilities	176,460	150,878

Long-term debt	131,056	136,305
Deferred income taxes	10,275	10,947
Other long-term liabilities	4,801	4,820

Total long-term liabilities	146,132	152,072

Series B cumulative convertible participating preferred stock	267,497	256,870
Redeemable common stock	1,063	3,418
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 19,900,413 and 19,564,287 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	924	921
Additional paid-in capital	240,141	255,248
Accumulated deficit	(270,307)	(256,946)
Accumulated other comprehensive loss	(1,965)	(1,937)

Total stockholders’ deficit	(31,207)	(2,714)

Total liabilities and stockholders’ deficit	$559,945	$560,524

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Sales	$262,138	$245,292	$677,789	$629,072
Cost of sales, excluding asset impairments (recovery)	205,348	194,999	536,641	504,765
Asset impairments (recovery)	(93)	(64)	(93)	849

Gross profit	56,883	50,357	141,241	123,458
Engineering, selling, general and administrative expenses	50,889	48,730	151,227	142,367
Restructuring charges (recovery)	(575)	551	(575)	1,904

Income (loss) from operations	6,569	1,076	(9,411)	(20,813)
Interest income	26	32	103	69
Interest expense	(3,890)	(4,424)	(12,014)	(13,638)
Refinancing costs	—	—	—	(174)
Other income (expense), net	(112)	(204)	1,166	1,579

Income (loss) before income taxes	2,593	(3,520)	(20,156)	(32,977)
Benefit from income taxes	—	(221)	(6,795)	(11,536)

Net income (loss)	$2,593	$(3,299)	$(13,361)	$(21,441)
Convertible preferred stock dividends and accretion	9,176	8,637	21,666	25,178
Convertible preferred stock beneficial conversion feature	6,494	4,583	8,040	246,052

Net loss applicable to common shares	$(13,077)	$(16,519)	$(43,067)	$(292,671)

Loss per common share:
Basic	$(0.71)	$(0.90)	$(2.35)	$(16.10)

Diluted	$(0.71)	$(0.90)	$(2.35)	$(16.10)

Weighted average number of common shares outstanding:
Basic	18,467	18,274	18,292	18,184
Diluted	18,467	18,274	18,292	18,184
See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	July 31,	August 1,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,361)	$(21,441)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,249	26,017
Share-based compensation expense	5,132	3,578
Refinancing costs	—	174
Gain on embedded derivative	(19)	(930)
Loss on sale of property, plant and equipment	41	166
Provision for doubtful accounts	1,452	131
Benefit from deferred income taxes	(6,227)	(580)
Asset impairments, net	(93)	849
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,440)	924
Inventories	(34,938)	(33,774)
Income tax receivable	14,209	15,016
Prepaid expenses and other	(57)	1,424
Accounts payable	21,250	649
Accrued expenses	3,966	(13,868)
Other, net	283	920

Net cash provided by (used in) operating activities	5,447	(20,745)

Cash flows from investing activities:
Capital expenditures	(14,735)	(11,258)
Proceeds from sale of property, plant and equipment	582	760

Net cash used in investing activities	(14,153)	(10,498)

Cash flows from financing activities:
Decrease (increase) of restricted cash	(4)	10,141
Proceeds from ABL Facility	43	241
Payments on ABL Facility	(43)	(246)
Payments on term loan	(5,250)	(13,695)
Payment of convertible notes	—	(59)
Payments on other long-term debt	—	(190)
Payments on note payable	(1,105)	(1,289)
Payment of financing costs	(100)	(50)
Payment of cash dividends on Convertible Preferred Stock	(11,039)	—
Purchase of treasury stock	(1,477)	(381)

Net cash (used in) financing activities	(18,975)	(5,528)

Effect of exchange rate changes on cash and cash equivalents	(63)	(5)
Net decrease in cash and cash equivalents	(27,744)	(36,776)
Cash and cash equivalents at beginning of period	77,419	90,419

Cash and cash equivalents at end of period	$49,675	$53,643

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. and its subsidiaries (the “Company,” “we,” “us,” and “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three and nine month periods ended July 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2011. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
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
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively. We will adopt ASU 2011-05 in our first quarter of fiscal 2013 and its adoption will not have any impact on our consolidated financial statements.
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
As a result of actions taken in our restructuring, certain facilities in our engineered building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheets. During the first quarter of fiscal 2010, we recorded an additional $1.0 million impairment for one of our facilities in the engineered building systems segment related to facilities classified as held for sale as a result of deteriorating market conditions. In determining the impairment, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life. We plan to sell these facilities within the next 12 months. In addition, during the three and nine month periods ended August 1, 2010, we incurred $0.6 million and $1.9 million, respectively, in restructuring costs primarily related to idle facility costs. We did not incur significant similar costs related to our restructuring in the three or nine month periods ended July 31, 2011 and do not expect to incur significant similar costs resulting from this restructuring plan in the future. However, we did record a $0.6 million recovery in the three and nine month periods ended July 31, 2011 as a result of a legal settlement for a closed facility.
NOTE 4 — RESTRICTED CASH
On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of July 31, 2011 and October 31, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit. Restricted cash is classified as a current asset as the underlying letters of credit expire by October 2011. The letters of credit have either automatically renewed or will be renewed upon expiration.
NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 31, 2011	October 31, 2010
Raw materials	$86,422	$56,834
Work in process and finished goods	29,902	24,552

	$116,324	$81,386

NOTE 6 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of July 31, 2011 and August 1, 2010, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.
The fair value of each option award is estimated as of the date of grant or the remeasurement date using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the three and nine month periods ended July 31, 2011 and August 1, 2010. These estimates are based on historical forfeiture behavior exhibited by our employees.
The weighted average assumptions for the equity awards granted on December 14, 2010 and December 11, 2009 are noted in the following table:

	December 14, 2010	December 11, 2009
Expected volatility	51.53%	46.05%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.21%	2.44%
Prior to March 5, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-

Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. On March 5, 2010, the Company effected a reverse stock split at an exchange ratio of 1-for-5 (the “Reverse Stock Split”) which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010.
The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	March 5, 2010	December 11, 2009
Expected volatility	47.01%	46.05%
Expected term (in years)	5.52	5.75
Risk-free interest rate	2.49%	2.44%
During the nine month period ended July 31, 2011 and August 1, 2010, we granted 121,669 and 1,781,729 stock options, respectively, and the weighted average grant-date fair value of options granted was $5.78 and $4.29, respectively.
The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended July 31, 2011 and August 1, 2010, we granted restricted stock awards with a fair value of $6.2 million or 515,053 shares and $13.7 million or 1,498,718 shares, respectively. The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $1.7 million and $1.4 million for the three months ended July 31, 2011 and August 1, 2010, respectively, and $5.1 million and $3.6 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. Of these amounts, $1.7 million and $1.4 million for the three months ended July 31, 2011 and August 1, 2010, respectively, and $4.9 million and $3.5 million for the nine months ended July 31, 2011 and August 1, 2010, respectively, were included in engineering, selling, general and administrative expenses, with the remaining costs in each period in cost of sales. As of both July 31, 2011 and August 1, 2010, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $0.7 million and $0.5 million for the three months ended July 31, 2011 and August 1, 2010, respectively, and $2.0 million and $1.4 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. As of July 31, 2011 and August 1, 2010, there was approximately $19.9 million and $19.6 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 3.0 years and 3.8 years, respectively.
There were no options exercised during the first nine months of each of fiscal 2011 and fiscal 2010.
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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(13,077)	$(16,519)	$(43,067)	$(292,671)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,467	18,274	18,292	18,184

Basic and Diluted loss per common share	$(0.71)	$(0.90)	$(2.35)	$(16.10)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses;

therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.
We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and nine month periods ended July 31, 2011 and August 1, 2010 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of July 31, 2011 and October 31, 2010, the Preferred Shares were convertible into 45.7 million and 44.3 million shares of Common Stock, respectively.
For both the three and nine month periods ended July 31, 2011 and August 1, 2010, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.
NOTE 8 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both July 31, 2011 and October 31, 2010, respectively. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs.
The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	July 31, 2011	August 1, 2010
Beginning balance	$16,977	$16,116
Warranties sold	2,081	2,028
Revenue recognized	(1,205)	(1,024)
Costs incurred	—	(313)
Other	(309)	(119)

Ending balance	$17,544	$16,688

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	July 31, 2011	October 31, 2010
Amended Credit Agreement (due April 2014, interest at 8.0%)	$131,056	$136,305
Asset-Based Lending Facility (due April 2014, interest at 4.75%)	—	—

	131,056	136,305
Current portion of long-term debt	—	—

Total long-term debt, less current portion	$131,056	$136,305

Amended Credit Agreement
On October 20, 2009, we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund resulting from the carry back of the 2009 net operating loss. In June 2011, March 2011 and December 2010, we made optional prepayments in the amount of $1.5 million, $1.0 million and $2.8 million, respectively. These prepayments are allowed to be applied against the remaining required quarterly principal payments, and as a result, we are not required to make any additional quarterly principal payments for the remaining term of the term loan, although we intend to continue to make voluntary prepayments.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through July 31, 2011, including the mandatory prepayment in connection with our tax refund, the leverage ratio covenant has been effectively deferred until the first quarter of fiscal 2013. At July 31, 2011 and October 31, 2010, our Amended Credit Agreement did not require any financial covenant compliance.
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
The Amended Credit Agreement limits our ability to pay cash dividends on or prior to October 31, 2010 after which time we are permitted to pay dividends in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the cumulative consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of July 31, 2011.
The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. To date, we have selected LIBOR interest rates. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement.
ABL Facility
On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 31, 2011 and October 31, 2010, our excess availability under the ABL Facility was $104.5 million and $73.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both July 31, 2011 and October 31, 2010. In addition, at July 31, 2011 and October 31, 2010, standby letters of credit totaling approximately $6.4 million and $8.1 million, respectively, were issued under the ABL Facility.
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
Deferred Financing Costs
At July 31, 2011 and October 31, 2010, the unamortized balance in deferred financing costs was $12.7 million and $16.2 million, respectively.
Insurance Note Payable
The note payable is related to financed insurance premiums. As of July 31, 2011 and October 31, 2010, we had outstanding a note payable in the amount of $0.7 million and $0.3 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK
The CD&R Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At July 31, 2011, the CD&R Funds own 69.5% of the voting power and Common Stock of the Company on an as-converted basis.
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
Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility which restricts the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 under the Amended Credit Agreement and until October 20, 2010 under the ABL Facility. In addition, the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of July 31, 2011. The Company’s ABL Facility, among other potentially available baskets, permits the Company to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided certain excess availability conditions or certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.
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
On the Dividend Payment Committee date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. We currently cannot pay this dividend in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of July 31, 2011.
In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.
On June 15, 2011, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,416.9531 shares of Convertible Preferred Stock for the period from March 16, 2011 to June 15, 2011.

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
The initial conversion price of the Convertible Preferred Stock was equal to $6.3740, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.
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
Accounting for Convertible Preferred Stock
The Convertible Preferred Stock balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends	Convertible
	and	Preferred
	Accretion	Stock
Balance as of October 31, 2010		$256,870
Accretion	680
Accrued paid-in-kind dividends(1)	8,051
Reversal of additional 4% accrued dividends(2)	(2,501)

Subtotal		6,230
Payment of cash dividend(3)		(5,550)

Balance as of January 30, 2011		257,550
Accretion	680
Accrued paid-in-kind dividends(1)	8,325
Reversal of additional 4% accrued dividends(4)	(2,745)

Subtotal		6,260
Payment of cash dividend(5)		(5,489)

Balance as of May 1, 2011		258,321
Accretion	680
Accrued paid-in-kind dividends(1)	8,496

Subtotal		9,176

Balance as of July 31, 2011		$267,497

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend declaration date.

(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.

(3)	The payment of the December 15, 2010 cash dividend relates to the period from September 16, 2010 to December 15, 2010.

(4)	The reversal of the additional 4% accrued dividends relates to the period from December 16, 2010 to March 15, 2011.

(5)	The payment of the March 15, 2011 cash dividend relates to the period from December 16, 2010 to March 15, 2011.
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
In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At July 31, 2011 and October 31, 2010, all of the potentially 45.7 million and 44.3 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.
As of July 31, 2011 and October 31, 2010, the Preferred Shares were convertible into 45.7 million and 44.3 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). On March 5, 2010, the Company effected the Reverse Stock Split in which every five shares of Common Stock, that were issued and outstanding were automatically combined into one issued and outstanding share of Common Stock. As a result of the Reverse Stock Split on March 5, 2010, we recorded a beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded a $6.5 million and $4.6 million beneficial conversion feature charge, prior to any applicable reversal, in the three month periods ended July 31, 2011 and August 1, 2010, respectively, and a $21.4 million and $15.4 million beneficial conversion feature charge, prior to any applicable reversal, in the nine month periods ended July 31, 2011 and August 1, 2010, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued with a conversion price below the prevailing fair market value of our Common Stock. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.
At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, we accrue dividends daily based on the 12% rate and if and when we determine the dividends will be paid in cash on the applicable dividend payment date, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual. However, we currently cannot pay dividends in cash because the Company’s Amended Credit

Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of July 31, 2011.
Our aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at July 31, 2011 and October 31, 2010 are as follows (in thousands):

	July 31,	October 31,
	2011	2010
Liquidation preference	$280,920	$272,503
Accrued cash and Convertible Preferred Stock dividends	10,111	9,983

Total	$291,031	$282,486

At July 31, 2011 and October 31, 2010, we had 280,920 and 272,503 Preferred Shares outstanding.
NOTE 11 — REDEEMABLE COMMON STOCK
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to August 1, 2010 has expired. Accordingly, at July 31, 2011, approximately 0.1 million shares ($1.1 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. With respect to unregistered Company Common Stock, it was determined the potential damage claims were related to purchases made under the Plan between August 1, 2010 and February 15, 2011. The redeemable common stock will be reclassified into permanent equity upon the expiration of the potential rescission rights associated with those common shares. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our Consolidated Statements of Operations will not be material.
NOTE 12 — DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY
Foreign Currency Risk
We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency related to the purchase of certain equipment. On March 17, 2011, we entered into a three month forward contract to pay $1.1 million and receive €0.8 million on June 15, 2011, and on March 18, 2011, we entered into a five month forward contract to pay $1.5 million and receive €1.0 million on August 15, 2011 (“Foreign Currency Contract I”). We designated the Foreign Currency Contract I as a cash flow hedge. The fair value of the Foreign Currency Contract I as of July 31, 2011 was an asset of $0.02 million and is included in prepaid expenses and other in the Consolidated Balance Sheets. The fair value of the Foreign Currency Contract I takes into consideration the current creditworthiness of us or the counterparty, as applicable. Accumulated other comprehensive income will amortize over the life of the equipment purchased.
On July 11, 2011, we entered into two additional forward contracts to pay $0.6 million and receive €0.4 million on February 3, 2012, and to pay $1.4 million and receive €1.0 million on November 4, 2011 (“Foreign Currency Contract II”). We designated the Foreign Currency Contract II as a cash flow hedge. The fair value of the Foreign Currency Contract II as of July 31, 2011 was an asset of $0.04 million and is included in prepaid expenses and other in the Consolidated Balance Sheets. The fair value of the Foreign Currency Contract II takes into consideration the current creditworthiness of us or the counterparty, as applicable. Accumulated other comprehensive income will amortize over the life of the equipment purchased.

Interest Rate Risk
We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. We previously managed this risk by entering into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on July 31, 2011 and October 31, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement excludes accrued interest and takes into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.
During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments had effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, all subsequent changes in fair market value were recorded directly to earnings. During the three and nine month periods ended August 1, 2010, we reduced interest expense by $0.4 million and $1.2 million, respectively, as a result of the changes in fair value of the hedge.
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
To determine the Level 3 fair value of the embedded derivative, we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event. We originally recorded the fair value of the embedded derivative in the amount of $1.0 million at November 1, 2009 in other accrued liabilities on the Consolidated Balance Sheets. The majority of the value of the derivative was derived from the default dividend rate. On December 14, 2009, the CD&R Funds, our majority equity holders expressed their intention to vote in favor of the proposed Reverse Stock Split, which became effective on March 5, 2010. Based upon these events we reevaluated the assigned probabilities used previously in the probability-weighted discounted cash flow model. As a result, we recorded a $0.9 million decrease in fair value of the embedded derivative during the nine months ended August 1, 2010 which was recorded in other income and expense during the nine month period.
At July 31, 2011 and October 31, 2010, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Asset Derivatives
	Balance Sheet	July 31, 2011	October 31, 2010
	Location	Fair Value	Fair Value
Derivative designated as hedging instrument under ASC 815:
Foreign currency contracts	Prepaid expenses and other	$56	$—
At July 31, 2011 and October 31, 2010, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Liability Derivatives
	Balance Sheet	July 31, 2011	October 31, 2010
	Location	Fair Value	Fair Value
Derivative not designated as hedging instruments under ASC 815:
Embedded derivative	Other long-term liabilities	$85	$104

The effect of our derivative instrument on the Consolidated Statements of Operations for the three and nine months ended July 31, 2011 and August 1, 2010 was as follows (in thousands):

	Amount of (Loss) Gain Recognized		Amount of (Loss) Gain Recognized
	in OCI on Derivative		in OCI on Derivative
	(Effective Portion)		(Effective Portion)
Derivative in ASC 815 Cash	Fiscal Three Months Ended		Fiscal Nine Months Ended
Flow Hedging Relationship	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Foreign currency contracts	$(40)	$—	$35	$—
The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three and nine month periods ended July 31, 2011 and August 1, 2010 was as follows (in thousands):

	Amount of Income Recognized		Amount of Income Recognized
	in Income (Loss) on		in Income (Loss) on
Derivatives Not Designated	Derivatives		Derivatives		Location of Income
as Hedging Instruments	Fiscal Three Months Ended		Fiscal Nine Months Ended		Recognized in Income
Under ASC 815	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010	(Loss) on Derivatives
Interest rate contract	$—	$413	$—	$1,248	Interest expense
Embedded derivative	$6	$7	$19	$930	Other income, net
The maximum length of time over which we are hedging our exposure to the variability of future cash flows related to fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency is through February 2012. Over the next 12 months, we expect to reclassify an immaterial amount of deferred gains from accumulated other comprehensive income to depreciation expense. We will recognize depreciation expense over the depreciable life of the fixed asset to which the purchase orders relate.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of July 31, 2011 and October 31, 2010 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	July 31, 2011		October 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Amended Credit Agreement	$131,056	$129,745	$136,305	$132,046
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at July 31, 2011 and October 31, 2010.

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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value as of July 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$205	$—	$—	$205
Mutual funds — Growth	692	—	—	692
Mutual funds — Blend	1,782	—	—	1,782
Mutual funds — Foreign blend	780	—	—	780
Mutual funds — Fixed income	597	—	—	597

Total short-term investments in deferred compensation plan	$4,056	$—	$—	$4,056
Foreign currency contracts	—	56	—	56
Assets held for sale	—	5,804	—	5,804

Total assets	$4,056	$5,860	$—	$9,916

Liabilities:
Deferred compensation plan liability	$(4,308)	$—	$—	$(4,308)
Embedded derivative	—	—	(85)	(85)

Total liabilities	$(4,308)	$—	$(85)	$(4,393)

(1)	Unrealized holding gains (losses) for the three months ended July 31, 2011 and August 1, 2010 were $(0.2) million and $(0.1) million, respectively. Unrealized holding gains (losses) for the nine months ended July 31, 2011 and August 1, 2010 were $0.1 million and $0.2 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.
The following table summarizes the activity in Level 3 financial instruments during the nine months ended July 31, 2011 and August 1, 2010 (in thousands):

	July 31,	August 1,
	2011	2010
Beginning balance	$(104)	$(1,041)
Unrealized gains (1)	19	930

Ending balance	$(85)	$(111)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statements of Operations during the nine months ended July 31, 2011 and August 1, 2010.
NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	(14.2)%	(35.3)%	0.1%	(2.0)%
Canada valuation allowance	(5.0)%	3.9%	(0.4)%	0.4%
Non-deductible expenses	(2.7)%	(2.9)%	(2.7)%	(1.2)%
Recognition of tax benefit previously deemed to be uncertain	(7.3)%	6.3%	0.9%	0.7%
Other	(5.8)%	(0.7)%	0.8%	2.1%

Effective tax rate	0.0%	6.3%	33.7%	35.0%

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider all available evidence in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. As of July 31, 2011, we expect to fully utilize the net U.S. deferred tax assets of $12.2 million against future operating income. However, in the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.
The total amount of unrecognized tax benefit at July 31, 2011 and October 31, 2010 was $0.3 million and $0.7 million, respectively, all of which would impact our effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
NOTE 15 — COMPREHENSIVE INCOME (LOSS)
Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net income (loss)	$2,593	$(3,299)	$(13,361)	$(21,441)
Foreign exchange translation gain (loss) and other, net of tax	(23)	10	(28)	199

Comprehensive income (loss)	$2,570	$(3,289)	$(13,389)	$(21,242)

Accumulated other comprehensive loss consists of the following (in thousands):

	July 31,	August 1,
	2011	2010
Foreign exchange translation adjustments	$524	$590
Defined benefit pension plan actuarial losses	(2,524)	(9,250)
Foreign currency derivative	35	—

Accumulated other comprehensive loss	$(1,965)	$(8,660)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended July 31, 2011			Fiscal Three Months Ended August 1, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation loss and other	$17	$—	$17	$15	$(5)	$10
Gain in fair value of foreign currency derivative	$(65)	$25	$(40)	$—	$—	$—

Other Comprehensive (income) loss	$(48)	$25	$(23)	$15	$(5)	$10

	Fiscal Nine Months Ended July 31, 2011			Fiscal Nine Months Ended August 1, 2010
	Before-Tax	Tax (Expense)	Net-of-Tax	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	or Benefit	Amount	Amount	or Benefit	Amount
Foreign exchange translation (gain) loss and other	$(63)	$—	$(63)	$197	$2	$199
Loss in fair value of foreign currency derivative	$56	$(21)	$35	$—	$—	$—

Other Comprehensive (income) loss	$(7)	$(21)	$(28)	$197	$2	$199

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
The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Total sales:
Metal coil coating	$54,472	$51,200	$144,673	$134,990
Metal components	116,050	115,507	309,730	297,382
Engineered building systems	155,046	141,446	386,248	356,787
Intersegment sales	(63,430)	(62,861)	(162,862)	(160,087)

Total sales	$262,138	$245,292	$677,789	$629,072

External sales:
Metal coil coating	$19,821	$17,885	$53,999	$47,789
Metal components	93,001	89,417	249,630	233,931
Engineered building systems	149,316	137,990	374,160	347,352

Total sales	$262,138	$245,292	$677,789	$629,072

Operating income (loss):
Metal coil coating	$5,219	$5,201	$13,041	$12,412
Metal components	6,545	10,567	14,298	17,971
Engineered building systems	7,877	(3,112)	2,313	(14,579)
Corporate	(13,072)	(11,580)	(39,063)	(36,617)

Total operating income (loss)	$6,569	$1,076	$(9,411)	$(20,813)
Unallocated other expense	(3,976)	(4,596)	(10,745)	(12,164)

Income (loss) before income taxes	$2,593	$(3,520)	$(20,156)	$(32,977)

	July 31, 2011	October 31, 2010
Total assets:
Metal coil coating	$64,015	$57,137
Metal components	185,399	167,542
Engineered building systems	214,128	208,232
Corporate	96,403	127,613

Total assets	$559,945	$560,524

NOTE 17 — CONTINGENCIES
We were engaged in a lawsuit that was originally filed by us on August 8, 2008 in state district court in Houston, Texas, with one of our direct customers and 14 of its end-user customers regarding alleged leaks from our roofing panels. We sought to recover approximately $0.4 million owed for materials that were delivered to our direct customer as well as attorneys’ fees and expenses in the lawsuit. In response to the lawsuit, our direct customer asserted various counterclaims and that it was entitled to actual damages in the amount of approximately $3.2 million plus attorneys’ fees and punitive damages. During fiscal 2010 and into the first quarter of fiscal 2011, the end-users of our roofing panels intervened in the lawsuit and asserted various claims against us and that they were collectively entitled to actual damages in the amount of approximately $12 million plus attorneys’ fees and punitive damages.
Trial began on July 5, 2011 and concluded on July 21, 2011. On July 22, 2011, a jury returned a verdict on all counts in favor of the Company. Additionally, the jury found in favor of the Company on our direct customer’s claims for breach of contract, breach of implied warranties, fraud, violations of the Texas Deceptive Trade Practices Act, tortious interference, business disparagement, strict products liability, and negligent design, manufacture and marketing. Further, the jury found in favor of the Company on the end-users’ claims for breach of implied warranties, violations of the Texas Deceptive Trade Practices Act, strict products liability and negligent design, manufacturing and marketing. On August 26, 2011, the district court judge entered final judgment against our direct customer awarding the Company approximately (i) $0.4 million owed for materials that were delivered but not paid by our direct customer, (ii) approximately $0.3 million in attorneys’ fees, (iii) approximately $0.2 million in prejudgment interest, and (iv) up to $0.125 million in the event this lawsuit is appealed. As of the time of this filing, no appeal has been filed by our direct customer or the end-users.
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
NOTE 18 — SUBSEQUENT EVENT
On September 6, 2011, we entered into a Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares in respect of the quarterly dividend payment period ending September 15, 2011 computed at the rate of 8% per annum, rather than the 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million worth of its Common Stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, other than certain employee related share issuances. In view of the Waiver and Consent, the Dividend Payment Committee of the board of directors is expected to declare and direct the payment of the September 15, 2011 dividend on the Preferred Shares in kind at the reduced rate of 8% per annum. As a result of accruing the dividend at the stated 12% rate, and subsequently agreeing to the lower 8% rate, we will record a dividend accrual reversal of $1.4 million in the fourth quarter of fiscal 2011 related to dividends accrued between June 16, 2011 and July 31, 2011. Similarly, we will record a beneficial conversion feature reversal of $1.1 million in the fourth quarter of fiscal 2011 related to beneficial conversion feature charges between June 16, 2011 and July 31, 2011.
The Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of Common Stock after October 30, 2011.
NCI BUILDING SYSTEMS, INC.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010.
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
•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational restrictions imposed by our debt covenants;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of personnel;
•	enforcement and obsolescence of intellectual property rights;
•	the fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations;
•	the cost and other effects, if any, of our offering for sale under our 401(k) Profit Sharing Plan unregistered shares of our Common Stock between March 6, 2006 and February 15, 2011;
•	costs and other effects of other legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K as filed with the SEC.
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
Third Fiscal Quarter
Each of our three business segments continued to operate in a challenging business environment characterized by weak demand and fluctuating steel costs. Our integrated business model helped us navigate these difficult economic conditions and mitigate the impact of sequentially higher steel costs.
The metal coil coating segment continued to successfully sell its products to end users outside of the nonresidential construction industry and posted an 11% increase in third party sales compared to the same period in the prior year. Operating income was essentially flat compared to the same period in the prior year as a result of margin pressures due to lower steel sales prices.
The metal components segment’s sales results benefitted from increased shipments of its insulated metal panels and roofing products. This segment posted a 4% increase in third party sales during the third quarter of fiscal 2011 compared to the same period in the prior year, although tonnage shipped declined as a result of lower nonresidential starts. Through commercial discipline and cost containment, this segment maintained a reasonable operating margin despite lower operating leverage.
The engineered building systems segment’s revenues increased 10% in the third quarter of fiscal 2011 compared to the same period in the prior year, and operating profit was $7.9 million in the third quarter of fiscal 2011 which represented a 353% improvement compared to the same period in the prior year. This improved performance resulted from the cost reduction initiatives and efficiency measures taken by the Company as well as commercial discipline in a rapidly changing steel price environment.
Industry Conditions
Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of significant volatility which, beginning in the third quarter of 2008, reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders in previous fiscal quarters for our products, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:
Source: McGraw-Hill
When assessing the state of the metal construction market, we rely upon various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. For example, the Metal Building Manufacturers Association (“MBMA”) provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. McGraw-Hill Construction Information Group prepares reports of actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, published in July 2011, indicates a decrease of 3% in both square footage and dollar value as compared to the prior calendar year. In calendar 2012, the nonresidential construction forecast is expected to increase compared to calendar 2011, with an expected increase of 9% in square footage and an increase of 7% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9-12 months forward. AIA’s ABI published for July 2011 was below 50 at 45.1 and the commercial and industrial component of the index, which had nine consecutive months of growth above 50, has been below 50 for four months through July 2011. An ABI reading above 50 indicates an increase in month to month billings and a reading below 50 indicates a decrease in month to month billings.
As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three-phase restructuring plan, we are realizing significant fixed cost savings compared to fiscal 2008. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three-phase restructuring plan and have not incurred significant additional costs beyond fiscal 2010 under the plan.
Another challenge we face is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal nine months ended July 31, 2011, steel represented approximately 71% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.
The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 21.5% from October 2010 to July 2011 and was 15.6% higher in July 2011 compared to July 2010. Based on announced price increases by most producers, steel prices rose rapidly during the first six months of fiscal 2011 but steel prices decreased slightly during the third quarter of fiscal 2011. We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk -Steel Prices.”
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
The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 31, 2011		August 1, 2010		July 31, 2011		August 1, 2010
		%		%		%		%
Total sales:
Metal coil coating	$54,472	21	$51,200	21	$144,673	21	$134,990	21
Metal components	116,050	44	115,507	47	309,730	46	297,382	47
Engineered building systems	155,046	59	141,446	58	386,248	57	356,787	57
Intersegment sales	(63,430)	(24)	(62,861)	(26)	(162,862)	(24)	(160,087)	(25)

Total sales	$262,138	100	$245,292	100	$677,789	100	$629,072	100

Operating income (loss):
Metal coil coating	$5,219		$5,201		$13,041		$12,412
Metal components	6,545		10,567		14,298		17,971
Engineered building systems	7,877		(3,112)		2,313		(14,579)
Corporate	(13,072)		(11,580)		(39,063)		(36,617)

Total operating income (loss)	$6,569		$1,076		$(9,411)		$(20,813)
Unallocated other expense	(3,976)		(4,596)		(10,745)		(12,164)

Income (loss) before income taxes	$2,593		$(3,520)		$(20,156)		$(32,977)

FISCAL THREE MONTHS ENDED JULY 31, 2011 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 1, 2010
Consolidated sales increased by 6.9%, or $16.8 million for the three months ended July 31, 2011, compared to the three months ended August 1, 2010. This increase resulted from higher relative sales prices in each of our segments, which we increased as a result of higher steel costs. This increase was partially offset by lower tonnage volumes in our metal components and engineered building systems segments for the three months ended July 31, 2011 compared to the same period in 2010 which was the result of reduced demand and increased competition in the market, reflecting the decline in nonresidential construction activity compared to the prior year’s period. This continued general weakness of nonresidential construction activity is affirmed by the 14.6% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for the third quarter of fiscal 2011 compared to the same period in the prior year.
Consolidated cost of sales increased by 5.3%, or $10.3 million for the three months ended July 31, 2011, compared to the three months ended August 1, 2010. Gross margins were 21.7% for the three months ended July 31, 2011 compared to 20.5% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices, which we increased as a result of higher steel costs in each of our segments, partially offset by decreased volumes in our metal components and engineered building systems segments.
Metal coil coating sales increased by 6.4%, or $3.3 million to $54.5 million in the three months ended July 31, 2011, compared to $51.2 million in the same period in the prior year. Sales to third parties for the three months ended July 31, 2011 increased by 10.8% to $19.8 million from $17.9 million in the same period in the prior year, primarily as a result of a 19.7% increase in sales prices, which increased as a result of higher steel costs and a 3.5% increase in external volume, partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.3 million revenue increase represents an increase in intersegment sales for the three months ended July 31, 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.6% of total consolidated third-party sales in the three months ended July 31, 2011 compared to 7.3% in the three months ended August 1, 2010.
Operating income of the metal coil coating segment was flat at $5.2 million in both the three months ended July 31, 2011 and in the same period in the prior year primarily due to margin pressures as a result of lower steel sales prices.
Metal components sales increased 0.5%, or $0.5 million to $116.1 million in the three months ended July 31, 2011, compared to $115.5 million in the same period in the prior year. This increase was primarily due to higher sales prices, which increased as a result of higher steel costs, partially offset by a 7.6% decrease in external tons shipped. Sales to third parties for the three months ended July 31, 2011 increased $3.6 million to $93.0 million from $89.4 million in the same period in the prior year. The remaining $3.0 million represents a decrease in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended July 31, 2011. Metal components third-party sales accounted for 35.5% of total consolidated third-party sales in the three months ended July 31, 2011 compared to 36.5% in the three months ended August 1, 2010.
Operating income of the metal components segment decreased to $6.5 million in the three months ended July 31, 2011, compared to $10.6 million in the same period in the prior year. The $4.0 million decrease resulted from a $4.1 million decrease in gross profit due to higher steel costs which could not be fully passed on to customers. Selling and administrative expenses were flat.
Engineered building systems sales increased 9.6%, or $13.6 million to $155.0 million in the three months ended July 31, 2011, compared to $141.4 million in the same period in prior year. This increase resulted from higher sales prices as a result of higher steel costs, partially offset by an 11.9% decrease in external tons shipped. Sales to third parties for the three months ended July 31, 2011 increased $11.3 million to $149.3 million from $138.0 million in the same period in the prior year. The remaining $2.3 million represents an increase in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the three months ended July 31, 2011. Engineered building systems third-party sales accounted for 57.0% of total consolidated third-party sales in the three months ended July 31, 2011 compared to 56.3% in the three months ended August 1, 2010.
Operating income (loss) of the engineered building systems segment improved to income of $7.9 million in the three months ended July 31, 2011 compared to losses of $3.1 million in the same period in the prior year. This $11.0 million improvement resulted from an $11.0 million increase in gross profit and $1.0 million of restructuring charges (recovery) primarily related to a $0.6 million recovery in the current period related to a settlement of a lease dispute for a closed facility. The increase in gross profit was due to increases in relative sales prices noted above. These improvements were partially offset by a $1.1 million increase in engineering, selling and administrative expenses primarily due to a $1.2 million increase in wage and benefit costs.
Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $50.9 million in the three months ended July 31, 2011, compared to $48.7 million in the same period in the prior year. The increase in selling and administrative expenses was primarily due to a $1.3 million increase in wage and benefit costs, a $0.4 million increase bad debt expense and a $0.4 million increase in share-based compensation expense. As a percentage of sales, engineering, selling, general and administrative expenses were 19.4% for the three months ended July 31, 2011 as compared to 19.9% for the three months ended August 1, 2010.
Consolidated restructuring charges (recovery) improved to a benefit of $0.6 million for the three months ended July 31, 2011, compared to an expense of $0.6 million for the same period of the prior year. This decrease of $1.2 million was primarily related to a $0.6 million recovery in the current period as a result of a legal settlement for a closed facility and $0.6 million of idle facility costs in connection with the closing of certain facilities in the engineered building systems and metal components segments in the same period in the prior year. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 12.1% to $3.9 million for the three months ended July 31, 2011, compared to $4.4 million for the same period of the prior year. Interest expense decreased primarily due to a reduction in the unused commitment fee which was finalized in an amendment to our ABL Facility in December 2010 and as a result of decreases in the underlying debt balances.
Consolidated benefit from income taxes was $0.2 million for the three months ended August 1, 2010. There was no such benefit in the current period. The effective tax rate provision for the three months ended July 31, 2011 was 0.0% compared to 6.3% for the same period in the prior year.
Consolidated Convertible Preferred Stock dividends and accretion for the three months ended July 31, 2011 was $9.2 million compared to $8.6 million in the same period in the prior year and related primarily to our paying accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which accrue and accumulate on a daily basis at 12% per annum.
Consolidated Convertible Preferred Stock beneficial conversion feature was $6.5 million in the three months ended July 31, 2011 compared to a $4.6 million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that dividends on the Preferred Shares are accrued and each day’s stock price is in excess of $6.3740, the conversion price applicable to the Convertible Preferred Stock.
Diluted loss per common share decreased to $(0.71) per diluted common share for the three months ended July 31, 2011, compared to $(0.90) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $3.4 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At July 31, 2011, the Preferred Shares were convertible into 45.7 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

FISCAL NINE MONTHS ENDED JULY 31, 2011 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 1, 2010
Consolidated sales increased by 7.7%, or $48.7 million for the nine months ended July 31, 2011, compared to the nine months ended August 1, 2010. This increase resulted from higher relative sales prices in each of our segments, which we increased as a result of higher steel costs. This increase was partially offset by lower tonnage volumes in the metal components and engineered building systems segments for the nine months ended July 31, 2011 compared to the same period in 2010 which was the result of reduced demand and increased competition in the market, reflecting the decline in nonresidential construction activity compared to the prior year’s period. This continued general weakness of nonresidential construction activity is affirmed by the 9.1% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for the nine months ended July 31, 2011 compared to the same period in the prior year.
Consolidated cost of sales increased by 6.3%, or $31.9 million for the nine months ended July 31, 2011, compared to the nine months ended August 1, 2010. Gross margins were 20.8% for the nine months ended July 31, 2011 compared to 19.6% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices, which we increased as a result of higher steel costs in each of our segments, partially offset by decreased volumes in our metal components and engineered building systems segments.
Metal coil coating sales increased by 7.2%, or $9.7 million to $144.7 million in the nine months ended July 31, 2011, compared to $135.0 million in the same period in the prior year. Sales to third parties for the nine months ended July 31, 2011 increased by 13.0% to $54.0 million from $47.8 million in the same period in the prior year, primarily as a result of a 19.3% increase in sales prices, which increased as a result of higher steel costs and a 3.2% increase in external volume, partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Generally, package sales of coated steel products contribute lower margin dollars compared to toll processing sales, as a percentage of revenue. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $3.5 million represents an increase in intersegment sales for the nine months ended July 31, 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.0% of total consolidated third-party sales in the nine months ended July 31, 2011 compared to 7.6% in the nine months ended August 1, 2010.
Operating income of the metal coil coating segment increased to $13.0 million in the nine months ended July 31, 2011 compared to $12.4 million in the same period in the prior year, primarily due to a $0.6 million increase in gross profit primarily due to higher relative sales prices, which increased as a result of higher steel costs.
Metal components sales increased 4.2%, or $12.3 million to $309.7 million in the nine months ended July 31, 2011, compared to $297.4 million in the same period in the prior year. This increase compared to the same period in the prior year was primarily due to higher sales prices, which increased as a result of higher steel costs, partially offset by a 2.4% decrease in external tons shipped. Sales to third parties for the nine months ended July 31, 2011 increased $15.7 million to $249.6 million from $233.9 million in the same period in the prior year. The remaining $3.4 million represents a decrease in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market resulting from the general weakness of nonresidential construction activity in the nine months ended July 31, 2011. Metal components third-party sales accounted for 36.8% of total consolidated third-party sales in the nine months ended July 31, 2011 compared to 37.2% in the nine months ended August 1, 2010.
Operating income of the metal components segment decreased to $14.3 million in the nine months ended July 31, 2011, compared to $18.0 million in the same period in the prior year. The $3.7 million decrease resulted from a $0.6 million decrease in gross profit due to a decrease in external tons shipped noted above and a $3.4 million increase in selling and administrative expenses related to a $2.4 million increase in an actuarial determined general liability self-insurance reserve and a $1.0 million increase in bad debt expense, partially offset by a $0.4 million in restructuring charges in the same period in the prior year.
Engineered building systems sales increased 8.3%, or $29.5 million to $386.2 million in the nine months ended July 31, 2011, compared to $356.8 million in the same period in prior year. This increase resulted from higher sales prices as a result of higher steel costs, partially offset by a 7.0% decrease in external tons shipped. Sales to third parties for the nine months ended July 31, 2011 increased $26.8 million to $374.2 million from $347.4 million in the same period in the prior year. The remaining $2.7 million represents an increase in intersegment sales. These results were primarily driven by higher steel prices, reduced demand and increased competition in the market, which resulted from the general weakness of nonresidential construction activity in the nine months ended July 31, 2011. Engineered building systems third-party sales accounted for 55.2% of total consolidated third-party sales in both the nine months ended July 31, 2011 and August 1, 2010.

Operating income (loss) of the engineered building systems segment improved to income of $2.3 million in the nine months ended July 31, 2011 compared to a loss of $14.6 million in the same period in the prior year. This $16.9 million improvement resulted from a $17.3 million increase in gross profit, $2.1 million of restructuring charges (recovery) primarily related to $1.5 million of restructuring charges in the same period in prior year and a $0.6 million recovery in the current period related to a settlement of a lease dispute for a closed facility and $0.9 million of asset impairments in the same period in the prior year. The increase in gross profit was due to increases in relative sales prices noted above. These improvements were partially offset by a $3.1 million increase in engineering, selling and administrative expenses primarily due to a $3.0 million increase in wage and benefit costs, and a $0.6 million increase in travel and entertainment costs, partially offset by a $0.9 million decrease in legal costs.
Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $151.2 million in the nine months ended July 31, 2011, compared to $142.4 million in the same period in the prior year. The increase in engineering, selling and administrative expenses was primarily due to a $4.2 million increase in wage and benefit costs, a $1.6 million increase in stock based compensation expense, a $1.4 million increase in an actuarial determined general liability self-insurance reserve and a $1.3 million increase in bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 22.3% for the nine months ended July 31, 2011 as compared to 22.6% for the nine months ended August 1, 2010.
Consolidated restructuring charges (recovery) improved to a benefit of $0.6 million for the nine months ended July 31, 2011, compared to an expense of $1.9 million for the same period of the prior year. This decrease of $2.5 million was primarily related to $1.9 million of idle facility costs in connection with the closing of certain facilities in the engineered building systems and metal components segments in the same period in the prior year and a $0.6 million recovery in the current period as a result of a legal settlement for a closed facility. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.
Consolidated interest expense decreased by 11.9% to $12.0 million for the nine months ended July 31, 2011, compared to $13.6 million for the same period of the prior year. Interest expense decreased due to a reduction in the unused commitment fee which was finalized in an amendment to our ABL Facility in December 2010 and as a result of decreases in the underlying debt balances.
Other income, net decreased by 26.2% to $1.2 million for the nine months ended July 31, 2011, compared to $1.6 million for the same period in the prior year. This decrease was primarily the result of a $0.9 million decrease in the fair value of the embedded derivative from the same period in the prior year.
Consolidated benefit from income taxes decreased to $6.8 million for the nine months ended July 31, 2011, compared to $11.5 million for the same period in the prior year. The effective tax rate benefit for the nine months ended July 31, 2011 was 33.7% compared to 35.0% for the same period in the prior year.
Consolidated Convertible Preferred Stock dividends and accretion for the nine months ended July 31, 2011 was $21.7 million compared to $25.2 million in the same period in the prior year and related primarily to our paying accrued dividends on Convertible Preferred Stock. Dividends on the Preferred Shares accrue and accumulate on a daily basis at 12% per annum, but are payable at a rate of 8% per annum if paid in cash, rather than in kind. Because we paid $11.0 million of dividends on the Preferred Shares in cash which were related to the December 2010 and March 2011 dividend payments, we reversed the additional 4% of dividends accrued at 12% amounting to $5.2 million of dividends accrued between September 16, 2010 and March 15, 2011. We paid the June 15, 2011 dividend payment on the Preferred Shares in kind which were related to the period from March 16, 2011 to June 15, 2011.
Consolidated Convertible Preferred Stock beneficial conversion feature for the nine months ended July 31, 2011 was $8.0 million compared to $246.1 million in the same period in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends and Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “—Liquidity and Capital Resources-Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 40.6 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.7 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $10.6 million beneficial conversion feature charge in the second quarter of fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. We recorded a $21.4 million beneficial conversion feature charge in the nine months ended July 31, 2011 related to dividends that have accrued and are convertible into shares of Common Stock. In addition, we reversed the beneficial conversion feature amounting to $13.3 million relating to paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010 and between December 16, 2010 and March 15, 2011 because we paid cash dividends at 8% in December 2010 and March 2011. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that dividends on the Preferred Shares are accrued and each day’s stock price is in excess of $6.3740, the conversion price applicable to the Convertible Preferred Stock.
Diluted loss per common share decreased to $(2.35) per diluted common share for the nine months ended July 31, 2011, compared to $(16.10) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $249.6 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At July 31, 2011, the Preferred Shares were convertible into 45.7 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.
LIQUIDITY AND CAPITAL RESOURCES
General
Working capital was $132.0 million and $147.5 million at July 31, 2011 and October 30, 2010, respectively. The $15.5 million decrease in working capital during the nine months ended July 31, 2011 was primarily due to a $27.7 million decrease in cash and cash equivalents, a $14.5 million decrease in income taxes receivable due to a federal income tax refund received in April 2011 and a $21.3 million increase in accounts payable due to timing of payments, partially offset by a $10.0 million increase in accounts receivable which was driven by a seasonal increase in sales and a $34.9 million increase in inventory also due to seasonality and higher steel costs.
Cash provided by (used in) operating activities was $5.4 million and $(20.7) million for the nine months ended July 31, 2011 and August 1, 2010, respectively. The $5.4 million increase in cash provided by operating activities during the nine months ended July 31, 2011 was attributed to $12.2 million in cash provided by net income (loss) and operating activities, partially offset by a $(6.7) million increase in working capital and non-current assets.
Cash used in investing activities was $14.2 million and $10.5 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. The $14.2 million used in investing activities during the nine months ended July 31, 2011 was primarily attributable to $14.7 million used for capital expenditures predominantly related to two new insulated panel system facilities, computer software and machinery and equipment.
Cash used in financing activities was $19.0 million and $5.5 million for the nine months ended July 31, 2011 and August 1, 2010, respectively. The $19.0 million used in financing activities during the nine months ended July 31, 2011 was primarily attributable to $11.0 million of dividends paid in cash on the Convertible Preferred Stock, $6.4 million of note payable and term loan payments and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.
Convertible Preferred Stock
On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of July 31, 2011 and October 31, 2010, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 45.7 million and 44.3 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split).
At July 31, 2011 and October 31, 2010, we had 280,920 and 272,503 Preferred Shares outstanding, respectively. In addition, at July 31, 2011 and October 31, 2010, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.1 million and $10.0 million, respectively. As of July 31, 2011 and October 31, 2010, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $282.6 million and $282.5 million, respectively.

Debt
We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes an initial $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment under the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. In June 2011, March 2011 and December 2010, we made optional prepayments in the amount of $1.5 million, $1.0 million and $2.8 million, respectively. These prepayments are allowed to be applied against the required quarterly principal payments, and as a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have effectively deferred our leverage ratio covenant until the first quarter of fiscal 2013.
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
The Amended Credit Agreement has no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through July 31, 2011, the leverage ratio covenant has been effectively deferred until the first quarter of fiscal 2013. At July 31, 2011 and October 31, 2010, our consolidated leverage ratio was 3.18 and 5.36, respectively. We expect to make additional prepayments on our Amended Credit Agreement in fiscal 2011.
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
Term loans under the Amended Credit Agreement bear interest, at our option, as follows:
(1) Base Rate loans at the Base Rate plus a margin, which for term loans is 5% until October 30, 2011. After that date, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and
(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin, which for term loans is 6% until October 30, 2011. After that date, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At July 31, 2011 and October 31, 2010, the interest rate on our Amended Credit Agreement was 8.0%.
Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5% and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.
ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 31, 2011 and October 31, 2010, our excess availability under the ABL Facility was $104.5 million and $73.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both July 31, 2011 and October 31, 2010. In addition, at July 31, 2011 and October 31, 2010, letters of credit totaling approximately $6.4 million and $8.1 million, respectively, were outstanding under the ABL Facility.
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
The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum level of borrowing capacity. At July 31, 2011 and October 31, 2010, our fixed charge coverage ratio was (0.18) to one and 1.01 to one, respectively.
Loans under the ABL Facility bear interest, at our option, as follows:
(1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
(2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At July 31, 2011 and October 31, 2010, the interest rate on our ABL Facility was 4.75% and 6.50%, respectively.
During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
Convertible Preferred Stock Dividends
Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of July 31, 2011. We paid the first two quarters of fiscal 2011 dividends on the Preferred Shares in cash. These dividends totaling $11.0 million relate to both the March 15, 2011 and December 15, 2010 dividend payment dates. We paid the June 15, 2011 dividend payment on the Preferred Shares in kind. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long-term cash flow requirements.
On September 6, 2011, we entered into a Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares in respect of the quarterly dividend payment period ending September 15, 2011 computed at the rate of 8% per annum, rather than the 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million worth of its Common Stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, other than certain employee related share issuances. In view of the Waiver and Consent, the Dividend Payment Committee of the board of directors is expected to declare and direct the payment of the September 15, 2011 dividend on the Preferred Shares in kind at the reduced rate of 8% per annum. As a result of accruing the dividend at the stated 12% rate, and subsequently agreeing to the lower 8% rate, we will record a dividend accrual reversal of $1.4 million in the fourth quarter of fiscal 2011 related to dividends accrued between June 16, 2011 and July 31, 2011. Similarly, we will record a beneficial conversion feature reversal of $1.1 million in the fourth quarter of fiscal 2011 related to beneficial conversion feature charges between June 16, 2011 and July 31, 2011.
The Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of Common Stock after October 30, 2011.
Foreign Currency Contracts
We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency. On March 17, 2011, we entered into a three month forward contract to pay $1.1 million and receive €0.8 million on June 15, 2011 and on March 18, 2011, we entered into a five month forward contract to pay $1.5 million and receive €1.0 million on August 15, 2011 (“Foreign Currency Contract I”). We designated the Foreign Currency Contract I as a cash flow hedge. The fair value of the Foreign Currency Contract I as of July 31, 2011 was an asset of $0.02 million and is included in prepaid expenses and other in the Consolidated Balance Sheets.
On July 11, 2011, we entered into two additional forward contracts to pay $0.6 million and receive €0.4 million on February 3, 2012, and to pay $1.4 million and receive €1.0 million on November 4, 2011 (“Foreign Currency Contract II”). We designated the Foreign Currency Contract II as a cash flow hedge. The fair value of the Foreign Currency Contract II as of July 31, 2011 was an asset of $0.04 million and is included in prepaid expenses and other in the Consolidated Balance Sheets.

The fair value of the foreign currency contracts take into consideration the current creditworthiness of us or the counterparty, as applicable. Accumulated other comprehensive income will amortize over the life of the equipment purchased.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $104.5 million available at July 31, 2011 and $49.7 million of unrestricted cash at July 31, 2011. However, we have recently, as well as in the past, sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $9 million and $11 million for the remainder of fiscal 2011 and expansion when needed.
In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the nine months ended July 31, 2011 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in it is Consolidated Balance Sheets.
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
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended July 31, 2011
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,219	$6,545	$7,877	$(13,072)	$6,569
Asset recovery	—	(93)	—	—	(93)
Restructuring recovery	—	—	(575)	—	(575)

“Adjusted” operating income (loss)	$5,219	$6,452	$7,302	$(13,072)	$5,901

	For the Three Months Ended August 1, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,201	$10,567	$(3,112)	$(11,580)	$1,076
Restructuring charges	—	150	401	—	551

	For the Three Months Ended August 1, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Asset impairments (recovery)	—	(78)	14	—	(64)

“Adjusted” operating income (loss)	$5,201	$10,639	$(2,697)	$(11,580)	$1,563

	For the Nine Months Ended July 31, 2011
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$13,041	$14,298	$2,313	$(39,063)	$(9,411)
Asset recovery	—	(93)	—	—	(93)
Restructuring recovery	—	—	(575)	—	(575)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	2,398	—	—	2,398

“Adjusted” operating income (loss)	$13,041	$16,603	$1,990	$(39,063)	$(7,429)

	For the Nine Months Ended August 1, 2010
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$12,412	$17,971	$(14,579)	$(36,617)	$(20,813)
Restructuring charges	—	415	1,489	—	1,904
Asset impairments (recovery)	—	(74)	923	—	849

“Adjusted” operating income (loss)	$12,412	$18,312	$(12,167)	$(36,617)	$(18,060)

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

					Trailing 12
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Months
	October 31, 2010	January 30, 2011	May 1, 2011	July 31, 2011	July 31, 2011
Net income (loss)	$(5,436)	$(12,725)	$(3,229)	$2,593	$(18,797)
Add:
Depreciation and amortization	7,309	7,236	7,187	7,187	28,919
Consolidated interest expense, net	4,258	4,177	3,870	3,864	16,169
Benefit from income taxes	(1,794)	(5,009)	(1,786)	—	(8,589)
Non-cash charges:
Stock-based compensation	1,375	1,685	1,671	1,776	6,507
Asset impairments (recovery)	221	—	—	(93)	128
Embedded derivative	(7)	(7)	(6)	(6)	(26)
Pre-acquisition contingency adjustment	178	252	—	—	430
Cash restructuring charges (recovery)	1,628	—	—	(575)	1,053
Transaction costs	(250)	—	—	—	(250)

Adjusted EBITDA	$7,482	$(4,391)	$7,707	$14,746	$25,544

					Trailing 12
	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	Months
	November 1, 2009	January 31, 2010	May 2, 2010	August 1, 2010	August 1, 2010
Net income (loss)	$(101,851)	$(10,486)	$(7,656)	$(3,299)	$(123,292)
Add:
Depreciation and amortization	7,640	7,521	7,480	7,457	30,098
Consolidated interest expense, net	9,578	4,507	4,670	4,392	23,147
Benefit from income taxes	(7,495)	(5,779)	(5,536)	(221)	(19,031)
Non-cash charges:
Stock-based compensation	1,045	801	1,403	1,374	4,623
Asset impairments (recovery)	347	1,029	(116)	(64)	1,196
Embedded derivative	—	(919)	(4)	(7)	(930)
Cash restructuring charges	1,564	524	829	551	3,468
Transaction costs	107,718	174	—	—	107,892

Adjusted EBITDA	$18,546	$(2,628)	$1,070	$10,183	$27,171

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands, other than per share amounts):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Loss per diluted common share, GAAP basis	$(0.71)	$(0.90)	$(2.35)	$(16.10)
Refinancing costs, net of taxes	—	—	—	0.01
Convertible preferred stock beneficial conversion feature	0.35	0.25	0.44	13.53
Restructuring charges (recovery), net of taxes	(0.02)	0.01	(0.02)	0.07
Asset impairments (recovery), net of taxes	(0.00)	(0.00)	(0.00)	0.03
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.03)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	—	0.08	—
Pre-acquisition contingency adjustment, net of taxes	—	—	0.01	—

“Adjusted” diluted loss per common share	$(0.38)	$(0.64)	$(1.85)	$(2.49)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31,	August 1,	July 31,	August 1,
	2011	2010	2011	2010
Net loss applicable to common shares, GAAP basis	$(13,077)	$(16,519)	$(43,067)	$(292,671)
Refinancing costs, net of taxes	—	—	—	113
Convertible preferred stock beneficial conversion feature	6,494	4,583	8,040	246,052
Restructuring charges (recovery), net of taxes	(354)	358	(354)	1,237
Asset impairments (recovery), net of taxes	(57)	(42)	(57)	552
Gain on embedded derivative, net of taxes	(4)	(5)	(12)	(605)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	—	1,477	—
Pre-acquisition contingency adjustment, net of taxes	—	—	181	—

“Adjusted” net loss applicable to common shares	$(6,998)	$(11,625)	$(33,792)	$(45,322)

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2011, we were not involved in any unconsolidated SPE transactions.
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
In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively. We will adopt ASU 2011-05 in our first quarter of fiscal 2013 and its adoption will not have any impact on our consolidated financial statements.
RECENT DEVELOPMENTS
Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in the Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the Securities and Exchange Commission (the “SEC”) or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to August 1, 2010 has expired. Accordingly, at July 31, 2011, approximately 0.1 million shares ($1.1 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. With respect to unregistered Company Common Stock, it was determined the potential damage claims were related to purchases made under the Plan between August 1, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our Consolidated Statements of Operations will not be material. See Note 11-Redeemable Common Stock to the consolidated financial statements for more information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 31, 2011, steel constituted approximately 71% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on announced price increases by most producers, steel prices rose rapidly during the first six months of fiscal 2011 but steel prices decreased slightly during the third quarter of fiscal 2011.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility of steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the July index would likely approximate our September or October steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel. Further, due to market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

Source: www.crugroup.com
We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile.
We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first nine months of fiscal 2011, we purchased approximately 32% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first nine months of fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements, during the first nine months of fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.
With steel accounting for approximately 71% of our cost of sales for the fiscal nine months ended July 31, 2011, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $3.8 million for the nine months ended July 31, 2011, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 31, 2011, we had $131.1 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at July 31, 2011 and October 31, 2010 was approximately $129.7 million and $132.0 million, respectively, compared to the face value of $131.1 million and $136.3 million, respectively.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) for the three and nine month periods ended July 31, 2011 was $(0.1) million and $0.2 million, respectively. Net foreign currency re-measurement losses for the three and nine month periods ended August 1, 2010 was $(0.3) million and (0.2) million, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended July 31, 2011 was insignificant and was $0.1 million for the nine month period ended July 31, 2011. The net foreign currency exchange gains included in net income for the three and nine month periods ended August 1, 2010 were $0.1 million and $0.4 million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month period ended July 31, 2011 was insignificant and was $(0.1) million for the nine month period ended July 31, 2011. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) was insignificant for both the three and nine month periods ended August 1, 2010.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures.
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures. Based upon such evaluation, they have concluded that, as of such date, our disclosure controls and procedures were effective. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
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
Under federal securities laws, shares of Company Common Stock to be purchased on behalf of participants in the 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan who purchased shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the price of the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase. At July 31, 2011, approximately 0.1 million shares ($1.1 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. With respect to unregistered Company Common Stock, it was determined the potential damage claims were related to purchases made under the Plan between August 1, 2010 and February 15, 2011. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We cannot be certain what, if any, claims or actions may be brought against us as a result of this matter.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the second quarter of fiscal 2011:
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of Shares	Number of
			Purchased as Part	Shares that May
		(b) Average	of Publicly	Yet be Purchased
	(a) Total Number of	Price Paid per	Announced Plans	Under the Plans or
Period	Shares Purchased(1)	Share (or Unit)	or Programs	Programs(2)
May 2, 2011 to May 29, 2011	—	—	—	129,218
May 30, 2011 to June 26, 2011	—	—	—	129,218
June 27, 2011 to July 31, 2011	904	$10.51	—	129,218

Total	904	$10.51	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price reported by the NYSE as of the vesting date.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first nine months of fiscal 2011, we did not repurchase any shares of Common Stock. At July 31, 2011, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.
Item 5. Other Information.
On September 6, 2011, we entered into a Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares in respect of the quarterly dividend payment period ending September 15, 2011 computed at the rate of 8% per annum, rather than the 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million worth of its Common Stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, other than certain employee related share issuances. In view of the Waiver and Consent, the Dividend Payment Committee of the board of directors is expected to declare and direct the payment of the September 15, 2011 dividend on the Preferred Shares in kind at the reduced rate of 8% per annum.
The Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of Common Stock after October 30, 2011.
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

NCI BUILDING SYSTEMS, INC. (Registrant)
Date: September 8, 2011	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

*10.1	Waiver and Consent, dated September 6, 2011, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P.

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith