Form 10-K
period 2011-10-30
NCI BUILDING SYSTEMS INC
filed 2011-12-21
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 30, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 1, 2011, was $246,673,518, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the registrant outstanding on December 16, 2011 was 20,556,301.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of October 30, 2011.

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	the ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental cleanups and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to investment funds affiliated with Clayton, Dubilier & Rice, LLC;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	the cost and other effects, if any, of our offering for sale under our 401(k) Profit Sharing Plan unregistered shares of our Common Stock between March 6, 2006 and February 15, 2011;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in Item 1A of this report. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.

PART I

Item 1. Business.

General

NCI Building Systems, Inc. (together with its subsidiaries and predecessors, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $150 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represented approximately 90% of the total nonresidential construction industry during our fiscal year 2011. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.

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

We are comprised of a family of companies operating 31 manufacturing facilities spanning the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face in the short term is that the United States economy is slowly recovering from a recession and is in a period of significant volatility which, beginning in the third quarter of 2008, has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges.

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, updated in October 2011, indicates an expected reduction of 4% in square footage and a decrease of 6% in dollar value as compared to the prior calendar year. In calendar 2012, activity is expected to increase compared to calendar 2011, with an expected increase of 2% in square footage and an increase of 2% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s Architectural Billing Index (“ABI”) is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth for the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for October 2011 was below 50 at 49.4 but the commercial and industrial component of the index was at 53.5 for October 2011, the second consecutive month above 50.

As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. After the implementation of this three-phase restructuring plan, we are realizing significant fixed cost savings compared to fiscal year 2008. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three-phase restructuring plan and have not incurred significant additional costs beyond fiscal 2010 under the plan.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended October 30, 2011, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 16.8% from October 2010 to October 2011 and was 2.6% higher in October 2010 compared to October 2009. Generally, we are able to adjust our sales prices in response to fluctuations in steel costs. However, in 2009, the combination of a precipitous decline in steel costs and rapid deceleration in construction activity negatively impacted our results of operations. In the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our estimates of net realizable value less normal profit margins. Our sales volume in 2009 was significantly lower than previously anticipated as customers delayed projects in an effort to wait and see how low steel prices would fall.

On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), investment funds managed by Clayton, Dubilier & Rice, LLC, purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (the “Equity Investment”). In connection with the closing of the Equity Investment, among other things:

•

we consummated an exchange offer (the “Exchange Offer”) to acquire all of our existing $180 million aggregate principal amount 2.125% Convertible Senior Subordinated Notes due 2024 in exchange for a combination of $90.0 million in cash and 14.0 million shares of common stock;

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

As of November 1, 2009, the Preferred Shares were convertible into 39.2 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split, described below). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds would not have been able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. On March 5, 2010, following shareholder approval and by action of the independent, non-CD&R board members, we were able to effect the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. Members of our board of directors who are not affiliated with the CD&R Funds, have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility.

On December 3, 2010, we finalized an amendment of our ABL facility which, among other items, relaxed the prohibitions against paying cash dividends on the Convertible Preferred Stocks to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided (i) certain excess availability conditions or (ii) excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied. In addition, our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan.

On September 6, 2011, we entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended September 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, subject to certain exceptions.

The September 6, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011.

On December 9, 2011, we entered into a second Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions.

The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income.

Our total sales, external sales, operating income (loss) and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2011	%	2010	%	2009	%
Total sales:
Metal coil coating	$201,098	21	$181,874	21	$169,897	18
Metal components	437,655	46	415,857	48	458,734	47
Engineered building systems	548,594	57	490,746	56	538,938	56
Intersegment sales	(227,770)	(24)	(217,951)	(25)	(202,317)	(21)

Total net sales	$959,577	100	$870,526	100	$965,252	100
External sales:
Metal coil coating	$75,394	8	$65,240	7	$53,189	6
Metal components	353,797	37	328,077	38	389,132	40
Engineered building systems	530,386	55	477,209	55	522,931	54

Total net sales	$959,577	100	$870,526	100	$965,252	100
Operating income (loss):
Metal coil coating	$17,944		$16,166		$(99,689)
Metal components	20,643		26,791		(130,039)
Engineered building systems	13,011		(18,438)		(389,007)
Corporate	(53,225)		(49,106)		(64,583)

Total operating income (loss)	$(1,627)		$(24,587)		$(683,318)
Unallocated other expense	(14,720)		(15,620)		(124,391)

Loss before income taxes	$(16,347)		$(40,207)		$(807,709)
Total assets as of fiscal year end 2011 and 2010:
Metal coil coating	$55,509	10	$57,137	10	$57,254	9
Metal components	175,906	31	167,542	30	160,124	26
Engineered building systems	206,232	37	208,232	37	241,046	39
Corporate	123,507	22	127,613	23	155,744	26

Total assets	$561,154	100	$560,524	100	$614,168	100

Metal Coil Coating.

Products. Metal coil coating consists of cleaning, treating and painting various flat-rolled metals, in coil form, as well as slitting and/or embossing the metal, before the metal is fabricated for use by various industrial users. Light gauge and heavy gauge metal coils that are painted, either for decorative or corrosion protection purposes, are utilized in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted metal coils are utilized by manufacturers of other products, such as water heaters, lighting fixtures, ceiling grids, HVAC and appliances. We clean, treat and coat both heavy gauge (hot-rolled) and light gauge metal coils for our other business segments and for third party customers, who utilize them in a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture, appliances and other products. We provide toll coating processes under which the customer provides the metal coil and we provide only the coil coating process. We also provide a painted metal package under which we sell both the metal coil and the coil coating service together.

We believe that pre-painted metal coils provide manufacturers with a higher quality, environmentally cleaner and more cost-effective solution to operating their own in-house painting operations. Pre-painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Manufacturing. We currently operate five metal coil coating facilities located in five U.S. states. Two of our facilities coat hot-rolled, heavy gauge metal coils and three of our facilities coat light gauge metal coils. In 2010, we acquired an idle coil coating facility located in Middletown, Ohio. The idle facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. Depending on market conditions, we anticipate the Middletown, Ohio facility will remain idle until fiscal 2013, at the earliest. Additional capital expenditures are necessary for the facility to meet our purposes and required efficiencies.

Our coil coating processes have multiple stages. In the first stage, the metal surface is cleaned and a chemical pretreatment is applied. The pretreatment is designed to promote adhesion of the paint system and enhance the corrosion resistance of the metal. After the pretreatment stage, a paint system is roll-applied to the metal surface, then baked at a high temperature to cure the coating and achieve a set of physical properties that not only make the metal more attractive, but also allows it to be formed into a manufactured product, all while maintaining the integrity of the paint system so that it can endure the final end use requirements. After the coating system has been cured, the metal substrate is rewound into a finished metal coil and packaged for shipment. Slitting and embossing processes can also be performed on the finished coil in accordance with customer specifications, prior to shipment.

Sales, Marketing and Customers. We process metal coils to supply substantially all the coating requirements of our own metal components and engineered building systems business segments. We also process metal coils to supply external customers in a number of different industries.

We market our metal coil coating products and processes under the brand names “Metal Coaters” and “Metal Prep”. Each of our metal coil coating facilities has an independent sales staff.

We sell our products and processes principally to OEM customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. This is in addition to supplying our own metal components and engineered building systems business segments. During fiscal 2011, the largest customer of our metal coil coating segment accounted for approximately 1.9% of our total consolidated sales.

According to information collected by the National Coil Coating Association and from other market sources, we estimate that approximately 0.35 to 0.45 million tons of heavy gauge, metal substrate and approximately 2.9 to 3.1 million (normalized) tons of light gauge, flat rolled metal substrate are currently being coated on an annual basis in the United States. We estimate that we account for approximately 40% of the current heavy gauge, coated steel market and approximately 12% of the current light gauge, coated steel market.

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

These licenses, for a fee, are provided with MBCI’s technical know-how relating to the marketing, sales, testing, engineering, estimating, manufacture and installation of the licensed product. The licensees buy their own roll forming equipment to manufacture the roof panels and typically buy accessories for the licensed roof system from MBCI.

We estimate that metal roofing currently accounts for less than 10% of total roofing material volume. However, metal roofing accounts for a significant portion of the overall metal components market. As a result, we believe that significant opportunities exist for metal roofing, with its advantages over conventional roofing materials, to increase its overall share of this market.

In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and metal and other buildings. In addition, one of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We retooled one facility in Jackson, Mississippi to manufacture insulated panels and this facility is now operational. Two additional idled facilities are being retooled to produce insulated metal panels and are expected to become operational in 2012.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, please see “— Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “American Building Components” (“ABC”), “IPS” and “Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots which has six retail stores in Texas and New Mexico and specifically targets end-use consumers and small general contractors.

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

Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2011, our largest customer for metal components accounted for less than 1% of our total consolidated sales.

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

Manufacturing. We currently operate 8 facilities for manufacturing and distributing engineered building systems throughout the United States and Monterrey, Mexico.

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

Upon completion of the manufacturing process, structural framing members and metal roof and wall systems are shipped to the job site for assembly. Since on-site construction is performed by an unaffiliated, independent general contractor, usually one of our authorized builders, we generally are not responsible for claims by end users or owners attributable to faulty on-site construction. The time elapsed between our receipt of an order and shipment of a completed building system has typically ranged from six to twelve weeks, although delivery varies depending on engineering and drafting requirements and the length of the permitting process.

Sales, Marketing and Customers. We are one of the largest domestic suppliers of engineered building systems. We design, engineer, manufacture and market engineered building systems and self-storage building systems for all nonresidential markets including commercial, industrial, agricultural, governmental and community.

Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. According to the MBMA, domestic and export sales of engineered building systems by its members, which represent a portion of the number of actual buildings manufactured totaled approximately $1.7 billion for each of 2010 and 2009, while tons shipped increased 11% over the same period. Although final 2011 sales information is not yet available from the MBMA, we estimate that sales of engineered building systems will increase in 2011 compared with 2010 while tons shipped will be relatively flat over the same period. McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, actually declined by 5.9% during our fiscal year 2011. McGraw-Hill Construction’s forecast for calendar 2011 indicates a total nonresidential construction reduction of 4% in square footage and 6% in dollar value. The forecast for calendar 2012 indicates a total nonresidential construction expected increase of 2% in square footage and 2% in dollar value over 2011.

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

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,400 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies.

In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2011, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales.

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

Through diversification of our external customer base, we plan to substantially increase toll and package sales and make the segment somewhat less dependent on the construction industry. We plan to bring our recently purchased Middletown, OH coating facility on-line by the end of 2012 and we will continue to leverage efficiency improvements to be one of the lowest cost producers.

•	Components Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We plan to expand our insulated panel capabilities and product offering utilizing our retooled state-of-the-art manufacturing facility in Jackson, MS and two additional retooled locations scheduled to be operational in 2012. In addition, we plan to accelerate and expand Nu-Rooftm, our retrofit roofing product.

•	Buildings Segment

We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We will continue to enhance and share engineering and drafting technologies across all Buildings brands, while at the same time continuing to increase product standardization. We intend to expand material sales by offering furnish & erect services and the ability to supply higher complexity structures for the Industrial market. In addition, we have deployed and are enhancing web-based pricing software to enhance small building sales across our brands and provide rapid delivery guarantees.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. We purchased approximately 33% of our steel requirements from two vendors in fiscal 2011 and 36% of our steel requirements from two vendors in fiscal 2010. No other vendor accounted for over 10% of our steel requirements during fiscal 2011 or 2010. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse effect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased to $64.2 million at October 30, 2011 from $56.8 million at October 31, 2010 due to increased steel costs, partially offset by a decrease in tons on-hand. During fiscal 2009, we recorded a charge of $40.0 million to reduce the carrying amount on certain raw material inventory to the lower of cost or market due to the rapid deceleration in construction activity combined with precipitous declines in steel costs. No such charge was required during fiscal 2011 or 2010.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2011 and 2010, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 219 to a low point of 146 in fiscal 2011 and fluctuated significantly from a high point on the CRU Index of 182 to a low point of 140 in fiscal 2010. Given the level of steel industry consolidation, the anticipated additional domestic market capacity from new entrants, generally low inventories in the industry and slow economic recovery, we believe steel prices will continue to be volatile and will be slightly higher, on average, in fiscal 2012 as compared with the prices we experienced during fiscal 2011.

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

Backlog

At October 30, 2011 and October 31, 2010, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $216.4 million and $193.9 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason. Economic conditions resulted in higher levels of cancellations in fiscal 2009 and 2010 than we historically have experienced. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 10% of this backlog will extend beyond one year.

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

In addition, competition in the metal components and engineered building systems market of the building industry is intense. It is based primarily on:

•	quality;

•	service;

•	on-time delivery;

•	ability to provide added value in the design and engineering of buildings;

•	price;

•	speed of construction; and

•	personal relationships with customers.

We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe that at least two other manufacturers of engineered building systems and three manufacturers of metal components have nationwide coverage.

We are comprised of a family of companies operating 31 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. These facilities are used for the manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic distribution gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

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

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•

requiring investigative or remedial action to mitigate or address certain environmental conditions that may have been caused by our operations or practices, or attributable to former owners or operators; and

•	enjoining or restricting the operations of facilities found to be out of compliance with environmental laws and regulations or permits issued pursuant to such laws or regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil or criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, the issuance of orders enjoining or limiting current or future operations, or the denial or revocation of permits or other legal authorizations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed of or otherwise released. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or contaminants into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that potentially affect human health, welfare or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may differ from what we currently anticipate. However, we anticipate future regulatory requirements that might be imposed and plan accordingly to meet and maintain compliance with such environmental laws and regulations, and to minimize the associated costs of such compliance while not encroaching on our ability to comply.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental activities we are presently engaged in are not expected to materially interrupt or diminish our operational ability to manufacture our products. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions related to our operations will not cause us to incur significant costs.

The following is a discussion of some environmental and safety requirements that relate to our business:

Air Emissions. Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial sources, including our manufacturing facilities, and impose various monitoring and reporting requirements. Such laws and regulations may require that we: obtain pre-approval for the construction or modification of certain projects or facilities with the potential to produce air emissions or cause an increase of existing air emissions; obtain and strictly comply with operating permits that specify various air emissions and operational limitations; or utilize specific emission control technologies to limit or reduce emissions from our facilities. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, civil or criminal enforcement actions. We may be required to incur certain capital and other expenditures in the future for air pollution control equipment in connection with obtaining and complying with operating permits and authorizations for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.

Greenhouse Gases. More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA. The EPA has adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multistep process, with the largest sources first subject to permitting. In addition, EPA has issued regulations requiring the reporting of GHG emissions from certain significant sources of GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. These requirements could increase the cost of doing business for us and our suppliers, including increasing the cost of steel and energy, and thus adversely affect the demand for our products. We believe, however, that our operations will not be materially adversely affected by such requirements.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us and our raw material suppliers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

Hazardous and Solid Industrial Waste. Our operations generate industrial wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid industrial waste. For example, industrial wastes such as paint waste, spent solvents, and waste oils may be regulated as hazardous waste. RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste. However, these non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA. We do not believe that our operations will be materially adversely affected by such requirements.

Site Remediation. The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our ordinary operations we generate industrial wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs incurred for remedial activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released for damages to natural resources, and for the costs of certain risk assessment studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for manufacturing operations. Hazardous substances or industrial wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been taken for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose treatment and disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes (including waste disposed by prior owners or operators), investigate or remediate contaminated property (including soil and groundwater contamination, whether from prior owners or operators or other historic activities or releases), or perform remedial closure operations to prevent future contamination. Moreover, neighboring landowners and other affected parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

Wastewater Discharges. Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and strictly comply with categorical industrial waste water standards and discharge permits containing limits on various water pollutant and discharge parameters. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, civil or criminal enforcement actions. We may be required to incur certain capital and other expenditures in the future for wastewater treatment equipment in connection with maintaining compliance with wastewater discharge permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil and criminal fines or penalties as well as associated remedial obligations. We believe, however, that our operations will not be materially adversely affected by such requirements.

Employee Health and Safety. We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of our workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and is available to our employees, state and local government authorities, and citizens. We believe that we are in compliance with these requirements and that our operations will not be materially adversely affected by such requirements.

Zoning and Building Code Requirements

The engineered building systems and components we manufacture must meet zoning, building code and uplift requirements adopted by local governmental agencies. We believe that our products are in substantial compliance with applicable zoning, code and uplift requirements. Compliance does not have a material adverse effect on our business.

Patents, Licenses and Proprietary Rights

We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. The patent on our Long Bay® System expires in 2020. We also have several registered trademarks and pending registrations in the United States.

Research and Development Costs

Total expenditures for research and development were $1.3 million, $1.1 million and $1.0 million for fiscal 2011, 2010 and 2009, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of October 30, 2011, we had approximately 3,590 employees, of whom 2,042 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 11.2% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

Item 1A. Risk Factors.

Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. The United States and global economies are currently undergoing a period of slowdown and unprecedented volatility, which is having an adverse effect on our business.

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the MBMA, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, updated in October 2011, indicates an expected reduction of 4% in square footage and a decrease of 6% in dollar value as compared to the prior calendar year. In calendar 2012, activity is expected to increase compared to calendar 2011, with an expected increase of 2% in square footage and an increase of 2% in dollar value. Additionally, we review the AIA survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s ABI is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth 9 to 12 months forward. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for October 2011 was below 50 at 49.4 but the commercial and industrial component of the index was at 53.5 for October 2011, the second consecutive month above 50.

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

We cannot predict the ultimate severity or length of the current economic downturn, or the timing or severity of future economic or industry downturns. A prolonged economic downturn, particularly in states where many of our sales are made, would have a material adverse effect on our results of operations and financial condition, including potential asset impairments, including the realizability of our deferred tax asset.

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

We are required to make mandatory payments under the Amended Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in our Amended Credit Agreement. The Amended Credit Agreement also requires us, beginning with the fourth quarter of fiscal 2011, to satisfy set financial tests relating to our leverage ratio, provided that these financial tests will not apply to any fiscal quarter in which certain amortization targets are met. In fiscal 2011, we made optional prepayments in the amount of $5.6 million. These prepayments have deferred our leverage ratio covenant until the first quarter of fiscal 2013. In May 2010, we made a mandatory prepayment on the Amended Credit Agreement in the amount of $13.3 million in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. These prepayments are allowed to be applied against the remaining quarterly principal payments and, as a result, we are not required to make any additional quarterly principal payments for the remainder of the term loan.

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

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2011 and determined that no impairments of our goodwill or long-lived intangibles were required.

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

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the anticipated additional domestic market capacity, generally low inventories in the industry and slow economic recovery, a sudden increase in demand could affect our ability to purchase steel and result in rapidly increasing steel prices.

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Therefore, our inventory may increase if demand for our products declines. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business — Raw Materials” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Steel Prices.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2011, we purchased approximately 33% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements during fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, production cutbacks or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

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

We utilize a variety of intellectual property rights in our services. We have a number of United States patents, foreign patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. We also have several registered trademarks and pending registrations in the United States. We view our portfolio of process and design technologies as one of our competitive strengths. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our business and revenue could be materially and adversely affected.

We incur costs to comply with environmental laws and have liabilities for environmental investigations, cleanups and claims.

Because we emit and discharge pollutants into the environment, own and operate real property that has historically been used for industrial purposes, and generate and handle hazardous substances and waste, we incur costs and liabilities to comply with environmental laws and regulations. We may incur significant additional costs as those laws and regulations or their enforcement change in the future, if there is a release of hazardous substances into the environment or if a historical release of hazardous substances or other contamination is identified. The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions, (ii) the federal RCRA and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities and (iii) CERCLA and comparable state laws that impose liability for the investigation and cleanup of hazardous substances that may have been released at properties currently or previously owned or operated by us or locations to which we have sent waste for disposal. Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, personal injury, property or natural resource damages claims and the issuance of orders enjoining current or future operations, or the denial or revocation of permits or other authorizations. For more information about the effect of environmental laws and regulations on our business, see “Item 1. Business — Environmental Matters.”

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

In addition, several of our competitors have been acquired by steel producers. Competitors owned by steel producers may have a competitive advantage on raw materials that we do not enjoy. Steel producers may prioritize deliveries of raw materials to such competitors or provide them with more favorable pricing, both of which could enable them to offer products to customers at lower prices or accelerated delivery schedules.

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

During fiscal 2011, our stock price on the New York Stock Exchange ranged from a high of approximately $15.15 per share to a low of $6.80 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

We may face liability as a result of the sale of unregistered shares of our common stock to participants in the Company’s 401(k) Profit Sharing Plan.

Under federal securities laws, shares of Company Common Stock to be purchased on behalf of participants in our 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan who purchased shares in the unregistered transactions may have the right to rescind their purchases for an amount equal to the price of the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase. At October 30, 2011, approximately 0.1 million shares ($0.8 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. We have determined that the potential damage claims with respect to unregistered Company Common Stock are related to purchases made under the Plan between October 31, 2010 and February 15, 2011. In addition, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We cannot be certain what, if any, claims or actions may be brought against us as a result of this matter.

Acquisitions may be unsuccessful if we incorrectly predict operating results or are unable to identify and complete future acquisitions and integrate acquired assets or businesses.

We have a history of expansion through acquisitions, and we believe that if our industry continues to consolidate, our future success may depend, in part, on our ability to successfully complete acquisitions. Growing through acquisitions and managing that growth will require us to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage our employees. Pursuing and integrating acquisitions involves a number of risks, including:

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

Acquisitions subject us to numerous risks that could adversely affect our results of operations.

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

Our incurrence of additional debt, contingent liabilities and expenses in connection with any future acquisitions could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions.

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

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not declared in cash or in-kind, such dividends compound on the dividend payment date. If dividends on the Convertible Preferred Stock are paid in-kind, it will dilute the ownership interest of stockholders.

On September 6, 2011, we entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended September 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares (the “Certificate of Designations”), and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, subject to certain exceptions.

The September 6, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011.

On December 9, 2011, we entered into a second Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions.

The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

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

On the dividend payment date, we have the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of our Amended Credit Agreement and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. We currently cannot pay this dividend in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of October 30, 2011. Each quarterly dividend payment cannot be split between cash and payment-in-kind.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75 which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events) for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health and the environment because emissions of such gases are, according to the federal Environmental Protection Agency, or EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain stationary sources. In June 2010, EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In addition, EPA has issued regulations requiring the reporting of GHG emissions from certain, significant sources of GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. These requirements could increase the cost of doing business for us and our suppliers, including increasing the cost of steel and energy, and adversely affect the demand for our products.

In addition, both houses of Congress have actively considered legislation to reduce emissions of GHGs, and more than one-third of the states have already taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring either major sources of emissions or major producers of fuels to acquire and surrender emission allowances, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us and our raw material suppliers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2. Properties.

As of October 30, 2011, we conduct manufacturing operations at the following facilities.

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,975	Leased
Tolleson, Arizona	Metal components(1)	70,956	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	111,611	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	125,081	Owned
Douglasville, Georgia	Doors and related metal components	83,775	Owned
Marietta, Georgia	Metal coil coating	194,836	Leased
Shelbyville, Indiana	Metal components(1)	71,734	Owned
Monticello, Iowa	Engineered building systems(4)	232,560	Owned
Oskaloosa, Iowa	Metal components(5)	74,771	Owned
Nicholasville, Kentucky	Metal components(5)	26,943	Owned
Jackson, Mississippi	Metal components(8)	171,790	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	132,752	Owned
Omaha, Nebraska	Metal components(5)	55,460	Owned
Rome, New York	Metal components(5)	83,500	Owned
Caryville, Tennessee	Engineered building systems(4)	218,430	Owned
Elizabethton, Tennessee	Engineered building systems(4)	227,341	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	68,627	Owned
Houston, Texas	Metal components(3)	335,756	Owned
Houston, Texas	Metal coil coating	36,509	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,500	Owned
Lubbock, Texas	Metal components(1)	95,361	Owned
San Antonio, Texas	Metal components(5)	42,400	Owned
Salt Lake City, Utah	Metal components(3)	93,508	Owned
Spokane, Washington	Engineered building systems(4)	159,000	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	256,553	Owned

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.

We also operate six Metal Depots facilities in our metal components segment that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

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

As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. We are currently retooling two additional manufacturing facilities for insulated panel system products. These facilities will become operational during 2012. As a result of the implementation of this three-phase restructuring plan, we are realizing significant fixed cost savings compared to fiscal year 2008. We have incurred facility closure costs of $20.3 million through October 31, 2010 related to the three-phase restructuring plan and do not expect to incur additional significant costs under the plan.

In June 2010, we completed the purchase of an idle coating facility located in Middletown, Ohio. The facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. The facility will remain idle until fiscal 2013, at the earliest.

Item 3. Legal Proceedings.

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

Trial began on July 5, 2011 and concluded on July 21, 2011. On July 22, 2011, a jury returned a verdict on all counts in favor of the Company. Additionally, the jury found in favor of the Company on our direct customer’s claims for breach of contract, breach of implied warranties, fraud, violations of the Texas Deceptive Trade Practices Act, tortious interference, business disparagement, strict products liability, and negligent design, manufacture and marketing. Further, the jury found in favor of the Company on the end-users’ claims for breach of implied warranties, violations of the Texas Deceptive Trade Practices Act, strict products liability and negligent design, manufacturing and marketing. On August 26, 2011, the district court judge entered final judgment against our direct customer awarding the Company approximately (i) $0.4 million owed for materials that were delivered but not paid by our direct customer, (ii) approximately $0.3 million in attorneys’ fees, (iii) approximately $0.2 million in prejudgment interest, and (iv) up to $0.125 million in the event this lawsuit is appealed. A notice of appeal was filed by our direct customer on October 12, 2011.

As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial position taken as a whole.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 16, 2011, there were 58 holders of record and an estimated 9,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Amended Credit Agreement and ABL Facility either limit or restrict our ability to do so. As a result of certain restrictions on dividend payments in our Amended Credit Agreement and ABL Facility, the dividends on the Convertible Preferred Stock for each quarter of fiscal 2010 and 2011, with the exception of the December 15, 2010 and March 15, 2011 payments, were paid in-kind. The September 15, 2011 dividend payment was paid in-kind at a pro rata rate of 8% per annum while the remaining fiscal 2010 and 2011 dividend payments that were paid-in-kind were paid at a pro rata rate of 12% per annum. On December 15, 2010 and March 15, 2011, we paid the $5.55 million and $5.5 million, respectively, Convertible Preferred Stock dividend in cash at a pro rata rate of 8% per annum. The determination of cash payment versus payment in-kind or “PIK” of the Convertible Preferred Stock dividends is made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements. Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of October 30, 2011. For additional information regarding the restrictions on the payment of dividends contained in our Amended Credit Agreement and ABL Facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Fiscal Year 2011 Quarter Ended	High	Low
January 30	$14.24	$9.60
May 1	$15.15	$11.19
July 31	$12.71	$9.79
October 30	$11.52	$6.80

Fiscal Year 2010 Quarter Ended	High	Low
January 31	$12.20	$8.50
May 2	$15.95	$9.05
August 1	$14.02	$8.09
October 31	$10.80	$8.63

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2011:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
August 1, 2011 to August 28, 2011	—	—	—	129,218
August 29, 2011 to September 25, 2011	—	—	—	129,218
September 26, 2011 to October 30, 2011	—	—	—	129,218
Total	—	—	—	129,218

(1)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 1.0 million shares of our common stock. There is no time limit on the duration of the program. Although we did not repurchase any shares of our common stock during fiscal 2011, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock. At October 30, 2011, there were 0.1 million shares remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from October 30, 2006 to the end of the fiscal year ended October 30, 2011 with the cumulative total return on the (i) S&P SmallCap Index and (ii) S&P 600 Building Products peer group. The comparison assumes $100 was invested on October 30, 2006 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

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

Item 6. Selected Financial Data.

The selected financial data for each of the three fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 has been derived from the Audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended November 2, 2008 and October 28, 2007 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2011		2010		2009		2008(7)		2007
	In thousands, except per share data
Sales	$959,577		$870,526		$965,252		$1,762,740		$1,625,068
Net income (loss)	(9,950	)(1)	(26,877	)(2)	(750,796	)(3)	73,278	(4)	58,568
Net loss applicable to common shares	(47,466	)(1)	(311,227	)(2)	(762,509	)(3)	73,278		58,568
Earnings (loss) per common share(6):
Basic	(2.58)		(17.07)		(171.18)		18.58		14.67
Diluted	(2.58	)(1)	(17.07	)(2)	(171.18	)(3)	18.49	(4)	13.89
Cash flow from operating activities	41,437		6,306		95,336		40,194		137,625
Total assets	561,154		560,524		614,168		1,379,492		1,342,172
Total debt	130,699		136,305		150,249		465,244		479,374
Convertible Preferred Stock	273,950		256,870		222,815		—		—
Stockholders’ equity (deficit)	$(35,690)		$(2,714)		$50,078		$628,074		$549,544
Diluted average common shares	18,369	(5)	18,229	(5)	4,403	(5)	3,886		4,139
(1)	Includes restructuring charges of $0.3 million ($0.2 million after tax) and asset impairments of $1.1 million ($0.7 million after tax) in fiscal 2011.
(2)	Includes restructuring charges of $3.5 million ($2.2 million after tax), asset impairments of $1.1 million ($0.7 million after tax) and environmental and other contingency adjustments of $0.2 million ($0.2 million after tax) in fiscal 2010.
(3)	Includes goodwill and other intangible asset impairment of $622.6 million ($600.0 million after tax), debt extinguishment and refinancing costs of $97.6 million ($92.4 million after tax), lower of cost or market charge of $40.0 million ($25.8 million after tax), change in control charges of $11.2 million ($6.9 million after tax), restructuring charges of $9.1 million ($5.6 million after tax), asset impairments of $6.3 million ($3.9 million after tax), interest rate swap of $3.1 million ($1.9 million after tax) and environmental and other contingencies of $1.1 million ($0.7 million after tax) in fiscal 2009.
(4)	Includes executive retirement costs of $2.9 million ($1.8 million after tax), lower of cost or market charge of $2.7 million ($1.6 million after tax), restructuring charges of $1.1 million ($0.7 million after tax) and asset impairments of $0.2 million ($0.12 million after tax) in fiscal 2008.
(5)	In October 2009, we consummated an exchange offer to acquire all our 2.125% Convertible Senior Subordinated Notes due 2024 in an exchange for cash and 14.0 million shares of our common stock.
(6)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.
(7)	Fiscal 2008 includes 53 weeks of operating activity.

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

Fiscal 2011 Overview

Despite continued declines in nonresidential construction activity, our financial results improved in fiscal 2011 compared to fiscal 2010. Nonresidential new construction starts, as measured in square feet, decreased 5% in fiscal 2011. Overcoming a 4% reduction in tons shipped, our engineered building systems segment’s gross profit increased 410 basis points in fiscal 2011 compared to fiscal 2010. We believe this demonstrates tangible, measureable improvements that our initiatives are producing despite market challenges. In addition, we are encouraged by the 38.7% increase in bookings that our engineered building systems segment has experienced in the second half of fiscal 2011 compared to the same period in fiscal 2010, and an increase of 24.4% over the same period in 2009. This is in part the result of higher demand from the manufacturing and energy markets. Our revenues from these markets increased approximately 11% in fiscal 2011 over the prior fiscal year. We believe the industrial sector will continue to lead the recovery in the U.S. economy, and we expect the manufacturing and energy sectors to continue to improve even through a choppy economic recovery.

Our metal components segment though still quite profitable did not perform as well in fiscal 2011 compared to fiscal 2010. While the insulated metal panels, roll up doors and products for the agriculture sector experienced growth in fiscal 2011 compared to fiscal 2010, the segment’s core commercial and industrial business remained slow, in line with broader nonresidential market conditions. The metal components segment does not have the benefit of backlog because orders typically entail rapid delivery. Accordingly, we do not have the visibility that we have in our engineered building systems segment, however we expect, consistent with historical correlations, that the metal components segment will experience improvement as a result of the increased bookings in the engineered building systems segment.

The metal coil coating segment continued to increase third party sales, which increased 16% in fiscal 2011 compared to fiscal 2010, and led to an 11% increase in operating income for the fiscal year. This segment supports all of our internal requirements for coated and painted steel with a focus on safety and quality.

We believe that each segment of our business is well positioned to capitalize on the eventual recovery in nonresidential construction activity and we are continuing to pursue strategies to enhance our position regardless of the pace of the recovery.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of significant volatility which, beginning in the third quarter of 2008, has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2011, updated in October 2011, indicates an expected reduction of 4% in square footage and a decrease of 6% in dollar value as compared to the prior calendar year. In calendar 2012, activity is expected to increase compared to calendar 2011, with an expected increase of 2% in square footage and an increase of 2% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth 9 to 12 months forward. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for October 2011 was below 50 at 49.4 but the commercial and industrial component of the index was at 53.5 for October 2011, the second consecutive month above 50.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended October 30, 2011, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 16.8% from October 2010 to October 2011 and was 2.6% higher in October 2010 compared to October 2009. The unusual level of volatility in 2009 negatively impacted our business. In the first two quarters of fiscal 2009, we recorded a $40.0 million charge to cost of sales to adjust certain raw material inventory to the lower of cost or market because this inventory exceeded our estimates of net realizable value less normal profit margins. Our sales volume in 2009 was significantly lower than previously anticipated. Some customers delayed projects in an effort to wait and see how low steel prices would fall. For additional discussion of steel prices, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk.”

We do not have any long-term contracts for the purchase of steel and normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 1. Business — Raw Materials,” “Item 1A. Risk Factors — We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers,” “— Liquidity and Capital Resources — Steel Prices” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”

As a result of the market downturn in 2008 and 2009, we implemented a three-phase process to resize and realign our manufacturing operations. The purpose of these activities was to close some of our least efficient facilities and to retool certain facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers, such as insulated panel systems. As a result of the implementation of this three-phase restructuring plan, we are realizing significant fixed cost savings compared to fiscal year 2008. We have incurred facility closure costs of $20.3 million from October 29, 2007 through October 31, 2010 related to the three-phase restructuring plan and have not incurred significant additional costs beyond fiscal 2010 under the plan.

2009 Recapitalization Plan and Refinancing Transaction

On October 20, 2009, we issued and sold to the CD&R Funds an aggregate of 250,000 Preferred Shares for an aggregate purchase price of $250.0 million. The Preferred Shares are convertible into shares of our Common Stock, and, as of October 30, 2011, the Preferred Shares represented 70.1% of our voting power and Common Stock on an as-converted basis.

As of October 30, 2011, October 31, 2010 and November 1, 2009, the Preferred Shares were convertible into 46.6 million, 44.3 million and 39.2 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. Following shareholder approval and by action of the independent, non-CD&R board members, on March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In fiscal 2011, we recorded a net $9.4 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock. We expect to recognize additional beneficial conversion feature charges in the future as paid-in-kind dividends are accrued on the Preferred Shares to the extent the market price of our Common Stock exceeds $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by our board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in-kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility. Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of fiscal 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of October 30, 2011. Each quarterly dividend payment cannot be split between cash and payment-in-kind. Our ABL Facility, among other potentially available baskets, permits us to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

At October 30, 2011 and October 31, 2010, we had Preferred Shares outstanding of 286,701 and 272,503, respectively. In addition, at October 30, 2011 and October 31, 2010, we had accrued but unpaid cash dividends and Preferred Stock dividends with a value of $10.1 million and $10.0 million, respectively. As of October 30, 2011 and October 31, 2010, the outstanding Preferred Shares, including accrued but unpaid dividends, were convertible into 46.6 million and 44.3 million shares of common stock. As of October 30, 2011 and October 31, 2010, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $296.8 million and $282.5 million, respectively.

Simultaneously with the closing of the Equity Investment, we took the following actions (together with the Equity Investment, the “Recapitalization Plan”):

•

we entered into the Amended Credit Agreement, pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. We made a mandatory prepayment on the Amended

Credit Agreement in May 2010 in connection with our tax refund resulting from the carry back of the 2009 net operating loss. In fiscal 2011, we made optional prepayments in the amounts of $5.6 million. These prepayments are allowed to be applied against the remaining quarterly principal payments and, as a result, we are not required to make any additional quarterly principal payments for the remainder of the term loan.

•

we entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. The ABL Facility has an additional $50 million incremental credit facility. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against paying cash dividends on the Convertible Preferred Stock to allow, in the aggregate, up to $6.5 million of cash dividends or other payments each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

•	we completed the Exchange Offer to acquire the $180 million of our then-outstanding Convertible Notes for an aggregate combination of $90.0 million in cash and 14.0 million shares of Common Stock.

The refinancing of our term loan and our entry into the revolving credit facility are further described under “–– Liquidity and Capital Resources –– Debt — Amended Credit Agreement” and “–– Liquidity and Capital Resources –– Debt — ABL Facility” below.

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 30, 2011	October 31, 2010	November 1, 2009
Sales	100.0%	100.0%	100.0%
Cost of sales	79.0	80.4	77.6
Lower of cost or market adjustment	—	—	4.1
Asset impairments, net	0.1	0.1	0.7

Gross profit	20.9	19.5	17.6
Engineering, selling, general and administrative expenses	21.1	21.9	21.8
Goodwill and other intangible asset impairments	—	—	64.5
Restructuring charges (recovery)	(0.0)	0.4	0.9
Change in control charges	—	—	1.2

Loss from operations	(0.2)	(2.8)	(70.8)
Interest income	0.0	0.0	0.0
Interest expense	(1.6)	(2.0)	(3.0)
Debt extinguishment and refinancing costs	—	(0.0)	(10.1)
Other income, net	0.1	0.2	0.2

Loss before income taxes	(1.7)	(4.6)	(83.7)
Benefit from income taxes	(0.7)	(1.5)	(5.9)

Net loss	(1.0)%	(3.1)%	(77.8)%

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment and refinancing costs and other (expense) income. Segment information is included in Note 23 of our Consolidated Financial Statements.

The following table represents total sales, external sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	2011	%	2010	%	2009	%
Total sales:
Metal coil coating	$201,098	21	$181,874	21	$169,897	18
Metal components	437,655	46	415,857	48	458,734	47
Engineered building systems	548,594	57	490,746	56	538,938	56
Intersegment sales	(227,770)	(24)	(217,951)	(25)	(202,317)	(21)

Total net sales	$959,577	100	$870,526	100	$965,252	100
External sales:
Metal coil coating	$75,394	8	$65,240	7	$53,189	6
Metal components	353,797	37	328,077	38	389,132	40
Engineered building systems	530,386	55	477,209	55	522,931	54

Total net sales	$959,577	100	$870,526	100	$965,252	100
Operating income (loss):
Metal coil coating	$17,944		$16,166		$(99,689)
Metal components	20,643		26,791		(130,039)
Engineered building systems	13,011		(18,438)		(389,007)
Corporate	(53,225)		(49,106)		(64,583)

Total operating income (loss)	$(1,627)		$(24,587)		$(683,318)
Unallocated other expense	(14,720)		(15,620)		(124,391)

Loss before income taxes	$(16,347)		$(40,207)		$(807,709)

RESULTS OF OPERATIONS FOR FISCAL 2011 COMPARED TO FISCAL 2010

Consolidated sales increased by 10.2%, or $89.1 million for fiscal 2011, compared to fiscal 2010. This increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs. This increase was partially offset by lower tonnage volumes in our metal components and engineered building systems segments in fiscal 2011 compared to fiscal 2010 which was the result of softer overall market demand, reflecting the decline in nonresidential construction activity compared to the prior year’s period. This continued general weakness of nonresidential construction activity is affirmed by the 5.9% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for fiscal 2011 compared to the same period in the prior year.

Consolidated cost of sales increased by 8.3%, or $58.4 million for fiscal 2011, compared to fiscal 2010. Gross margins were 20.9% for fiscal 2011 compared to 19.5% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices in each of our segments, partially offset by decreased volumes in our metal components and engineered building systems segments.

Metal coil coating sales increased by 10.6%, or $19.2 million to $201.1 million in fiscal 2011, compared to $181.9 million in the same period in the prior year. Sales to third parties for fiscal 2011 increased by 15.6% to $75.4 million from $65.2 million in the same period in the prior year, primarily as a result of a 19.1% increase in sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs and a 6.0% increase in external volume. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $9.1 million represents an increase in intersegment sales for fiscal 2011 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.9% of total consolidated third-party sales in fiscal 2011 compared to 7.5% in fiscal 2010.

Operating income of the metal coil coating segment increased to $17.9 million in fiscal 2011 compared to $16.2 million in the same period in the prior year, primarily due to a $2.1 million increase in gross profit resulting mainly from higher relative sales prices.

Metal components sales increased 5.2%, or $21.8 million to $437.7 million in fiscal 2011, compared to $415.9 million in the same period in the prior year. This increase compared to the same period in the prior year was primarily due to higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, partially offset by a 1.1% decrease in external tons shipped. Sales to third parties for fiscal 2011 increased $25.7 million to $353.8 million from $328.1 million in the same period in the prior year. The remaining $3.9 million represents a decrease in intersegment sales. These results were primarily driven by softer overall market demand resulting from the general weakness of nonresidential construction activity in fiscal 2011. Metal components third-party sales accounted for 36.9% of total consolidated third-party sales in fiscal 2011 compared to 37.7% in fiscal 2010.

Operating income of the metal components segment decreased to $20.6 million in fiscal 2011, compared to $26.8 million in the same period in the prior year. The $6.1 million decrease resulted from a $2.5 million decrease in gross profit due to a decrease in external tons shipped noted above and a $1.9 million increase in selling and administrative expenses related to a $2.4 million increase in an actuarial determined general liability self-insurance reserve and a $1.1 million increase in bad debt expense, partially offset by a $0.5 million in restructuring charges in the same period in the prior year.

Engineered building systems sales increased 11.8%, or $57.8 million to $548.6 million in fiscal 2011, compared to $490.7 million in the same period in prior year. This increase resulted from higher sales prices which mainly increased as a result of the pass-through of higher underlying steel costs, partially offset by a 4.4% decrease in external tons shipped. Sales to third parties for fiscal 2011 increased $53.2 million to $530.4 million from $477.2 million in the same period in the prior year. The remaining $4.7 million represents an increase in intersegment sales. These results were primarily driven by softer overall market demand, which resulted from the general weakness of nonresidential construction activity in fiscal 2011. Engineered building systems third-party sales accounted for 55.3% of total consolidated third-party sales in fiscal 2011 compared to 54.8% in fiscal 2010.

Operating income (loss) of the engineered building systems segment improved to income of $13.0 million in fiscal 2011 compared to a loss of $18.4 million in the same period in the prior year. This $31.4 million improvement resulted from a $31.6 million increase in gross profit, $3.3 million of restructuring charges (recovery) primarily related to $3.0 million of restructuring charges in the same period in the prior year. The increase in gross profit was due to increases in relative sales prices noted above. These improvements were partially offset by a $3.2 million increase in engineering, selling and administrative expenses primarily due to a $4.6 million increase in wages, commissions and benefit costs, a $0.9 million increase in marketing costs and a $0.6 million increase in travel and entertainment costs, partially offset by a $3.3 million decrease in legal contingencies and costs and a $0.6 million decrease in general liability costs.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $202.4 million in fiscal 2011, compared to $190.9 million in the same period in the prior year. The increase of $11.5 million in engineering, selling and administrative expenses was primarily due to a $5.7 million increase in wages, commissions and benefit costs, a $2.4 million increase in an actuarial determined general liability self-insurance reserve, a $2.0 million increase in stock based compensation expense, a $1.7 million increase in bad debt expense and a $0.9 million increase in marketing costs, partially offset by a $2.2 million decrease in legal contingencies and costs and a $1.3 million decrease in other general liability costs. As a percentage of sales, engineering, selling, general and administrative expenses were 21.1% for fiscal 2011 as compared to 21.9% for fiscal 2010.

Consolidated restructuring charges (recovery) improved to a benefit of $0.3 million for fiscal 2011, compared to an expense of $3.5 million for the same period of the prior year. This decrease of $3.8 million was primarily related to $3.5 million of idle facility costs in connection with the closing of certain facilities in the engineered building systems and metal components segments in the same period in the prior year and a $0.6 million recovery in the current period as a result of a legal settlement for a closed facility. The purpose of these activities was to close some of our least efficient facilities and to retool certain of these facilities to allow us to better utilize our assets and expand into new markets or better provide products to our customers.

Consolidated interest expense decreased by 12.3% to $15.7 million for fiscal 2011, compared to $17.9 million for the same period of the prior year. Interest expense decreased due to decreases in the underlying debt balances, a reduction in the unused commitment fee and letter of credit fees which was finalized in an amendment to our ABL Facility in December 2010 and amortization of capitalized interest on projects.

Other income, net decreased by 58.9% to $0.9 million for fiscal 2011, compared to $2.1 million for the same period in the prior year. This decrease was primarily the result of a $1.0 million decrease in foreign currency losses, a $0.9 million decrease in the fair value of the embedded derivative from the same period in the prior year, partially offset by $0.8 million of various other gains.

Consolidated benefit from income taxes decreased to $6.4 million for fiscal 2011, compared to $13.3 million for the same period in the prior year. The effective tax rate benefit for fiscal 2011 was 39.1% compared to 33.2% for the same period in the prior year.

Consolidated Convertible Preferred Stock dividends and accretion for fiscal 2011 was $28.1 million compared to $34.1 million in the same period in the prior year and related primarily to our paying accrued dividends on Convertible Preferred Stock. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We paid the June 15,

2011 and September 15, 2011 dividend payments on the Preferred Shares in-kind which were related to the period from March 16, 2011 to September 15, 2011. We paid paid-in-kind dividends at the rate of 8% per annum in September 2011 as a result of the September 6, 2011 Mutual Waiver and Consent.

Consolidated Convertible Preferred Stock beneficial conversion feature charge for fiscal 2011 was $9.4 million compared to $250.3 million in the same period in the prior year. The fiscal 2010 charge related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends and Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “—Liquidity and Capital Resources––Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 41.0 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares.

We recorded beneficial conversion feature charges of $9.4 million in fiscal 2011 compared to $19.4 million in fiscal 2010, related to dividends that have accrued on the Convertible Preferred Stock and are convertible into shares of Common Stock. The decrease was the result of (1) our paying the December 2010 and March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum) and (2) our paying the September 2011 dividend in-kind at the rate of 8% per annum (rather than the stated 12%) as a result of the September 6, 2011 Mutual Waiver and Consent. We expect to recognize additional beneficial conversion feature charges in the future as paid-in-kind dividends are accrued on the Convertible Preferred Stock to the extent each day’s stock price is in excess of $6.3740, the conversion price applicable to the Convertible Preferred Stock.

Diluted loss per common share decreased to $(2.58) per diluted common share for fiscal 2011, compared to $(17.07) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $263.8 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At October 30, 2011, the Preferred Shares were convertible into 46.6 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

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

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $190.9 million in fiscal 2010, compared to $210.8 million in the prior year. The decrease in engineering, general and administrative expenses was primarily due to a $9.4 million decrease in wage, benefit and temporary labor costs due to a reduced workforce and cost reduction programs implemented during the prior year. The remaining decrease was the result of a $4.3 million decrease in healthcare costs as a result of a reduction in claims, a $1.9 million decrease in professional services, a $1.2 million decrease in franchise and sales tax, a $1.1 million decrease in bad debt expense and a $0.9 million decrease in marketing and advertising costs, partially offset by a $1.4 million increase in other various costs. As a percentage of sales, selling, general and administrative expenses were 21.9% for fiscal 2010 as compared to 21.8% for fiscal 2009.

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

Consolidated Convertible Preferred Stock beneficial conversion feature increased to $250.3 million for fiscal 2010 compared to $10.5 million in the prior year and related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by the CD&R Funds (further described in “— Liquidity and Capital Resources — Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 41.0 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. We expect to recognize additional beneficial conversion feature charges in the future as paid-in-kind dividends are accrued on the Convertible Preferred Stock to the extent each day’s stock price is in excess of $6.3740, the conversion price applicable to the Convertible Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital was $137.6 million and $147.5 million at October 30, 2011 and October 30, 2010, respectively. The $9.9 million decrease in working capital during fiscal 2011 was primarily due to a $14.6 million decrease in income taxes receivable due to a federal income tax refund received in April 2011 and a $17.6 million increase in accounts payable due to timing of payments, partially offset by a $13.5 million increase in accounts receivable which was driven by higher underlying transaction prices and a $7.1 million increase in inventory also due higher underlying steel costs.

Cash provided by (used in) operating activities was $41.4 million and $6.3 million for fiscal 2011 and fiscal 2010, respectively. The $41.4 million increase in cash provided by operating activities during fiscal 2011 was attributed to significantly improved earnings, partially offset by the $9.9 million decrease in working capital.

Cash used in investing activities was $20.5 million and $13.3 million for fiscal 2011 and fiscal 2010, respectively. The $20.5 million used in investing activities during fiscal 2011 was primarily attributable to $21.0 million used for capital expenditures predominantly related to two newly retooled insulated panel system facilities, computer software and machinery and equipment.

Cash used in financing activities was $19.4 million and $6.0 million for fiscal 2011 and fiscal 2010, respectively. The $19.4 million used in financing activities during fiscal 2011 was primarily attributable to $11.0 million of dividends paid in cash on the Convertible Preferred Stock, $6.8 million of note payable and term loan payments and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of October 30, 2011 and October 31, 2010, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 46.6 million and 44.3 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split).

At October 30, 2011 and October 31, 2010, we had 286,701 and 272,503 Preferred Shares outstanding, respectively. In addition, at October 30, 2011 and October 31, 2010, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.1 million and $10.0 million, respectively. As of October 30, 2011 and October 31, 2010, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $296.8 million and $282.5 million, respectively.

Our Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of October 30, 2011. We paid the first two quarters of fiscal 2011 dividends on the Preferred Shares totalling $11.0 million in cash. We paid the June 15, 2011 dividend payment on the Preferred Shares in-kind. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements.

We paid the September 15, 2011 dividend payment on the Preferred Shares in-kind. On September 6, 2011, we entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended September 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, subject to certain exceptions.

The September 6, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011.

On December 9, 2011, we entered into a second Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions.

The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

Debt

We have an Amended Credit Agreement which includes an initial $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. In fiscal 2011, we made optional prepayments in the amount of $5.6 million. These prepayments are allowed to be applied against the required quarterly principal payments, and as a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have deferred our leverage ratio covenant until the first quarter of fiscal 2013. At October 30, 2011 and October 31, 2010, amounts outstanding under our Amended Credit Agreement were $130.7 million and $136.3 million, respectively.

In addition to our Amended Credit Agreement, we have an ABL Facility which allows aggregate maximum borrowings of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain enumerated exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors. As of October 30, 2011, we do not have any outstanding interest rate hedges.

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

The Amended Credit Agreement has no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through October 30, 2011, the leverage ratio covenant has been deferred until the first quarter of fiscal 2013. The prepayments that have been made can be applied to continuously defer covenant requirements and are not reduced unless the Company’s actual leverage ratios are above the maximum requirement for a given period. At October 30, 2011 and October 31, 2010, our consolidated leverage ratio was 2.27 and 5.36, respectively.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target of 4 to 1 is met.

Term loans under the Amended Credit Agreement bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin. After October 30, 2011, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5% if our leverage ratio is less than 3.5 to 1. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the

Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin. After October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5% if our leverage ratio is less than 3.5 to 1. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At October 30, 2011 and October 31, 2010, the interest rate on our Amended Credit Agreement was 8.0%. Based on our leverage ratio at October 30, 2011, the applicable margin in the first quarter of fiscal 2012 will be 4.5%.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate; (ii) the overnight Federal Funds rate plus 0.5%; and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.

ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At October 30, 2011 and October 31, 2010, our excess availability under the ABL Facility was $87.8 million and $73.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both October 30, 2011 and October 31, 2010. In addition, at October 30, 2011 and October 31, 2010, letters of credit totaling approximately $6.4 million and $8.1 million, respectively, were outstanding under the ABL Facility.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against making restricted cash payments or paying cash dividends on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

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

The obligations under the ABL Facility, and the guarantees thereof, are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Amended Credit Agreement on a first-lien basis, in each case subject to certain exceptions.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. At October 30, 2011 and October 31, 2010, our fixed charge coverage ratio was 0.37 and 1.01, respectively.

Loans under the ABL Facility bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At October 30, 2011 and October 31, 2010, the interest rate on our ABL Facility was 4.75% and 6.50%, respectively.

During an event of default, loans under the ABL Facility will bear at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Foreign Currency Contracts

We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency related to the purchase of certain equipment. During fiscal 2011, we entered into various forward contracts to pay U.S. dollars and receive Euros. All contracts have been designated as cash flow hedges. The fair value of the foreign currency contracts is $0.04 million at October 30, 2011. The foreign currency contracts take into consideration the current creditworthiness of us or the counterparty, as applicable, and are included in prepaid expense and other in the Consolidated Balance Sheets. Accumulated other comprehensive income will amortize over the life of the equipment purchased.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $87.8 million available at October 30, 2011 and $79.0 million of unrestricted cash at October 30, 2011. However, we have recently, as well as in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $30 million and $35 million for fiscal 2012 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during fiscal 2011 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

The Company may from time to time repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its Consolidated Balance Sheets.

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994 appropriately depicts the volatility in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2011 and 2010, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 219 to a low point of 146 in fiscal 2011 and fluctuated significantly from a high point on the CRU Index of 182 to a low point of 140 in fiscal 2010. Given the level of steel industry consolidation, the anticipated additional domestic market capacity from new entrants, generally low inventories in the industry and slow economic recovery, we believe steel prices will continue to be volatile and will be slightly higher, on average, in fiscal 2012 as compared with the prices we experienced during fiscal 2011.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2011, we purchased approximately 33% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors.”

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended October 30, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,903	$6,345	$10,698	$(14,162)	$7,784
Asset impairments	—	9	958	247	1,214
Restructuring charges	—	—	283	—	283

“Adjusted” operating income (loss)	$4,903	$6,354	$11,939	$(13,915)	$9,281

	For the Three Months Ended October 31, 2010
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,754	$8,820	$(3,859)	$(12,489)	$(3,774)
Asset impairments	—	221	—	—	221
Restructuring charges	—	95	1,533	—	1,628
Environmental and other contingency adjustments	—	—	178	—	178

“Adjusted” operating income (loss)	$3,754	$9,136	$(2,148)	$(12,489)	$(1,747)

	For the Year Ended October 30, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$17,944	$20,643	$13,011	$(53,225)	$(1,627)
Asset impairments (recoveries)	—	(84)	958	247	1,121
Restructuring recovery	—	—	(292)	—	(292)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	2,398	—	—	2,398

“Adjusted” operating income (loss)	$17,944	$22,957	$13,929	$(52,978)	$1,852

	For the Year Ended October 31, 2010
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$16,166	$26,791	$(18,438)	$(49,106)	$(24,587)
Asset impairments	—	147	923	—	1,070
Restructuring charges	—	510	3,022	—	3,532
Environmental and other contingency adjustments	—	—	178	—	178

“Adjusted” operating income (loss)	$16,166	$27,448	$(14,315)	$(49,106)	$(19,807)

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	1st Quarter January 30, 2011	2nd Quarter May 1, 2011	3rd Quarter July 31, 2011	4th Quarter October 30, 2011	Trailing 12 Months October 30, 2011
Net income (loss)	$(12,725)	$(3,229)	$2,593	$3,411	$(9,950)
Add:
Depreciation and amortization	7,236	7,187	7,187	6,753	28,363
Consolidated interest expense, net	4,177	3,870	3,864	3,685	15,596
Provision (benefit) from income taxes	(5,009)	(1,786)	—	398	(6,397)
Non — cash charges:
Stock — based compensation	1,685	1,671	1,776	1,776	6,908
Asset impairments (recoveries)	—	—	(93)	1,214	1,121
Embedded derivative	(7)	(6)	(6)	(6)	(25)
Pre-acquisition contingency adjustment	252	—	—	—	252
Cash restructuring charges (recoveries)	—	—	(575)	283	(292)
Transaction costs	—	—	—	—	—

Adjusted EBITDA	$(4,391)	$7,707	$14,746	$17,514	$35,576

	1st Quarter January 31, 2010	2nd Quarter May 2, 2010	3rd Quarter August 1, 2010	4th Quarter October 31, 2010	Trailing 12 Months October 31, 2010
Net income (loss)	$(10,486)	$(7,656)	$(3,299)	$(5,436)	$(26,877)
Add:
Depreciation and amortization	7,521	7,480	7,457	7,309	29,767
Consolidated interest expense, net	4,507	4,670	4,392	4,258	17,827
Benefit from income taxes	(5,779)	(5,536)	(221)	(1,794)	(13,330)
Non — cash charges:
Stock — based compensation	801	1,403	1,374	1,375	4,953
Asset impairments (recoveries)	1,029	(116)	(64)	221	1,070
Embedded derivative	(919)	(4)	(7)	(7)	(937)
Pre-acquisition contingency adjustment	—	—	—	178	178
Cash restructuring charges	524	829	551	1,628	3,532
Transaction costs	174	—	—	(250)	(76)

Adjusted EBITDA	$(2,628)	$1,070	$10,183	$7,482	$16,107

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net loss per diluted common share, GAAP basis(1)	$(0.24)	$(1.01)	$(2.58)	$(17.07)
Refinancing costs, net of taxes	—	(0.01)	—	(0.00)
Convertible preferred stock beneficial conversion feature	0.07	0.23	0.51	13.73
Restructuring charges (recovery), net of taxes	0.01	0.05	(0.01)	0.12
Asset impairments, net of taxes	0.04	0.01	0.04	0.03
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.03)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	—	0.08	—
Pre-acquisition contingency adjustment, net of taxes	—	0.01	0.01	0.01

“Adjusted” loss per diluted common share	$(0.11)	$(0.72)	$(1.96)	$(3.21)

	Fiscal Three Months Ended		Fiscal Year Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net loss applicable to common shares, GAAP basis(1)	$(4,399)	$(18,556)	$(47,466)	$(311,227)
Refinancing costs, net of taxes	—	(163)	—	(49)
Convertible preferred stock beneficial conversion feature	1,356	4,242	9,396	250,294
Restructuring charges (recovery), net of taxes	174	1,058	(180)	2,296
Asset impairments, net of taxes	748	144	691	696
Gain on embedded derivative, net of taxes	(4)	(4)	(16)	(609)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	—	1,477	—
Pre-acquisition contingency adjustment, net of taxes	—	116	181	116

“Adjusted” net loss applicable to common shares	$(2,125)	$(13,163)	$(35,917)	$(58,483)

(1)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 30, 2011, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of October 30, 2011 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Total debt	$130,699	$—	$130,699	$—	$—
Interest payments on debt(1)	40,456	14,199	26,257	—	—
Convertible Preferred Stock dividend(2)	298,626	23,672	53,359	62,519	159,076
Operating leases	8,600	3,560	3,115	1,096	829
Other purchase obligations(3)	6,625	4,208	2,417	—	—
Projected pension obligations(4)	8,877	1,607	3,082	2,871	1,317
Other long-term obligations(5)	819	254	538	27	—

Total contractual obligations	$494,702	$47,500	$219,467	$66,513	$161,222

(1)	Interest payments were calculated based on rates in effect at October 30, 2011 for variable rate obligations.
(2)	We have the option to pay dividends required by our Convertible Preferred Stock in cash or paid in-kind beginning in fiscal 2011. For simplicity, we have assumed cash dividends of 8% will be paid until the Convertible Preferred Stock can be either called by us or put to us by the CD&R funds on the tenth anniversary of the Closing Date. However, if at any time after the 30 month anniversary of the Closing Date, the trading price of the common stock of the Company exceeds $12.75, which is 200% of the initial conversion price (as defined in the Certificate of Designation), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.
(3)	Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Consignment inventory at October 30, 2011 is estimated to be approximately $17 million.
(4)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.
(5)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $9.1 million and $10.8 million at October 30, 2011 and October 31, 2010, respectively.

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

Insurance accruals. We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $250,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation/Employer Liability deductible is $500,000 per occurrence. The Property and Auto Liability deductibles are $50,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $350,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.

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

Share-Based Compensation. Under ASC Topic 718, Compensation - Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We granted 0.1 million and 1.8 million options during the fiscal years ended October 30, 2011 and October 31, 2010, respectively. There were no options granted during the fiscal year ended November 1, 2009.

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

At October 30, 2011 and October 31, 2010, we had a full valuation allowance in the amount of $5.4 million and $5.2 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

As of October 30, 2011, the $11.2 million net operating loss carryforward consisted of $5.1 million for foreign loss carryforward, $4.0 million for U.S. federal loss carryforward and $2.1 million of U.S. state loss carryforward. The U.S. federal net operating loss carried forward is the fiscal 2011 taxable loss which is approximately $10.3 million and represents $4.0 million of deferred tax asset. This loss will expire, if unused, by fiscal 2031. As of October 30, 2011, we have deferred tax assets of $2.1 million related to state net operating loss carryforwards which will expire in 3 to 20 years, if unused.

We expect to generate sufficient operating profits in future periods to fully utilize our net deferred tax assets of $13.1 million. In evaluating our expectations, we have evaluated a variety of factors including multiple industry sources citing continued growth in the nonresidential construction market into 2012 and 2013, our continued market strength in the commercial and industrial subsectors of the nonresidential market that are experiencing growth above that of the overall nonresidential construction market and our internal forecast projections which we believe will continue the profitable trends experienced in the third and fourth quarters of fiscal 2011. Our expectations could change in the near term if nonresidential construction fails to continue its projected recovery. In the event our operating results or expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

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

Prior to the goodwill impairment charges recorded in fiscal 2009, we recorded approximately $277.3 million of goodwill as a result of the RCC acquisition. Goodwill of $17.0 million, $17.8 million and $242.5 million had been recorded in our metal coil coating, metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our one remaining reporting unit. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2011, 2010 and 2009. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

As of October 30, 2011 and October 31, 2010, our goodwill was $5.2 million. The results of our fiscal year 2011 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of the Company’s one remaining reporting unit was in excess of the carrying value of that reporting unit, including goodwill, and thus no impairment existed in the fourth quarter of fiscal 2011. In fiscal 2011, our one remaining reporting unit’s fair value would have had to have been lower by more than 30% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired.

Allowance for doubtful accounts. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2011, 2010 and 2009, we established new reserves for doubtful accounts of $1.8 million, $0.1 million and $1.2 million, respectively. Additionally, in each of the three fiscal years ended October 30, 2011, we wrote off uncollectible accounts of $1.0 million, $3.9 million and $2.5 million, respectively, all of which had been previously reserved.

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

Steel prices have recently experienced an unusual level of volatility. As a result, we adjusted our raw material inventory to the lower of cost or market in fiscal 2009 because this inventory exceeded our current estimates of net realizable value less normal profit margins. At November 1, 2009, all inventory with a lower of cost or market adjustment was fully utilized.

Property, plant and equipment valuation. We assess the recoverability of the carrying amount of property, plant and equipment for assets held and used at the lowest level asset grouping for which cash flows can be separately identified, which may be at an individual asset level, plant level or divisional level depending on the intended use of the related asset, if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Events and circumstances which indicate an impairment include (a) a significant decrease in the market value of the assets; (b) a significant change in the extent or manner in which an asset is being used or in its physical condition; (c) a significant change in our business conditions; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset; (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of an asset; or (f) a current expectation that, more likely than not, an asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We assess our assets for impairment on a quarterly basis.

If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. During fiscal 2009, we adjusted our property, plant and equipment because we determined that the carrying value of certain assets were not recoverable based on expected undiscounted future cash flows. We recorded asset impairments of $1.1 million, $1.1 million and $6.3 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively. During fiscal 2011 and fiscal 2010, impairments primarily related to facilities classified as held for sale. In determining the impairment for assets held for sale, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.

Contingencies. We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation and environmental matters. Legal costs for uninsured claims are accrued as part of the ultimate settlement. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

Beneficial conversion features and dividend policy. Our Convertible Preferred Stock contains beneficial conversion features. In fiscal 2011, we recorded a net $9.4 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock. We recorded a beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. We expect to recognize additional beneficial conversion feature charges in the future as paid-in-kind dividends are accrued on the Preferred Shares to the extent the market price of our Common Stock exceeds $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy is reasonable as our policy matches the legal transfer and conversion rights of the majority shareholder.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which the dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, we accrue dividends based on the 12% rate and if and when we determine the dividends will be paid at a different rate due to either cash payment on the applicable dividend declaration date or obtaining a waiver, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”), which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively. We will adopt ASU 2011-05 in our first quarter of fiscal 2013 and its adoption will not have any impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we will adopt this ASU in our fiscal year ended October 28, 2012. We do not believe the adoption of ASU 2011-08 will have a material impact on our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 30, 2011, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the anticipated additional domestic market capacity from new entrants, generally low inventories in the industry and slow economic recovery, we believe steel prices will continue to be volatile and will be slightly higher, on average, in fiscal 2012 as compared with the prices we experienced during fiscal 2011.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2011, we purchased approximately 33% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2011. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2011, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for fiscal 2011, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $5.5 million for our fiscal year ended October 30, 2011, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 30, 2011, we had $130.7 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at October 30, 2011 and October 31, 2010 was approximately $127.1 million and $132.0 million, respectively, compared to the face value of $130.7 million and $136.3 million, respectively.

See Note 11 — Long-term Debt and Note Payable to the Consolidated Financial Statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of October 30, 2011. Weighted-average variable rates are based on LIBOR rates with a 2% LIBOR floor at October 30, 2011, plus applicable margins.

	Scheduled Maturity Date(a)							Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total	10/30/11
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—	—	—	—	—	—	—
Variable Rate	$—	$—	$130.7	—	$—	$—	$130.7	$127.1	(b)
Average interest rate	8.0%	8.0%	8.0%	—	—	—	8.0%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.4) million for the fiscal year ended October 30, 2011 and was immaterial for the fiscal years ended October 31, 2010 and November 1, 2009.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in net income for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 was $(0.1) million, $0.5 million and $0.4 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was immaterial for the fiscal years ended October 30, 2011 and October 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 30, 2011. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 30, 2011, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of October 30, 2011. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of October 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited NCI Building Systems, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of October 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI Building Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries as of October 30, 2011 and October 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive loss for each of the three years in the period ended October 30, 2011 of NCI Building Systems, Inc. and subsidiaries and our report dated December 21, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 21, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries (the “Company”) as of October 30, 2011 and October 31, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive loss for each of the three years in the period ended October 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. and subsidiaries at October 30, 2011 and October 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc. and subsidiaries internal control over financial reporting as of October 30, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

December 21, 2011

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
	(In thousands, except per share data)
Sales	$959,577	$870,526	$965,252
Cost of sales, excluding lower of cost or market adjustment and asset impairments, net	758,023	699,641	748,756
Lower of cost or market adjustment	—	—	39,986
Asset impairments, net	1,121	1,070	6,291

Gross profit	200,433	169,815	170,219
Engineering, selling, general and administrative expenses	202,352	190,870	210,753
Goodwill and other intangible asset impairments	—	—	622,564
Restructuring charges (recovery)	(292)	3,532	9,052
Change of control charges	—	—	11,168

Loss from operations	(1,627)	(24,587)	(683,318)
Interest income	127	91	393
Interest expense	(15,723)	(17,918)	(29,249)
Debt extinguishment and refinancing costs, net	—	76	(97,580)
Other income, net	876	2,131	2,045

Loss before income taxes	(16,347)	(40,207)	(807,709)
Benefit from income taxes	(6,397)	(13,330)	(56,913)

Net loss	$(9,950)	$(26,877)	$(750,796)
Convertible preferred stock dividends and accretion	28,120	34,055	1,187
Convertible preferred stock beneficial conversion feature	9,396	250,295	10,526

Net loss applicable to common shares	$(47,466)	$(311,227)	$(762,509)

Loss per common share:
Basic	$(2.58)	$(17.07)	$(171.18)

Diluted	$(2.58)	$(17.07)	$(171.18)

Weighted average number of common shares outstanding:
Basic	18,369	18,229	4,403
Diluted	18,369	18,229	4,403

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	October 30, 2011	October 31, 2010
	(In thousands,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$78,982	$77,419
Restricted cash	2,836	2,839
Accounts receivable, net	95,381	81,896
Inventories, net	88,531	81,386
Deferred income taxes	20,405	15,101
Income tax receivable	1,272	15,919
Investments in debt and equity securities, at market	4,483	3,738
Prepaid expenses and other	14,847	13,923
Assets held for sale	4,874	6,114

Total current assets	311,611	298,335

Property, plant and equipment, net	208,514	214,453
Goodwill	5,200	5,200
Intangible assets, net	24,254	26,312
Other assets, net	11,575	16,224

Total assets	$561,154	$560,524

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$292	$289
Accounts payable	88,158	70,589
Accrued compensation and benefits	34,616	31,731
Accrued interest	1,309	1,546
Other accrued expenses	49,668	46,723

Total current liabilities	174,043	150,878

Long-term debt	130,699	136,305
Deferred income taxes	7,312	10,947
Other long-term liabilities	10,081	4,820

Total long-term liabilities	148,092	152,072

Series B cumulative convertible participating preferred stock	273,950	256,870
Redeemable common stock	759	3,418
Common stock, $.01 par value, 100,000,000 shares authorized; 19,954,323 and 19,259,423 shares issued in 2011 and 2010, respectively; and 19,829,898 and 19,259,423 shares outstanding in 2011 and 2010, respectively	924	921
Additional paid-in capital	237,244	255,248
Accumulated deficit	(266,896)	(256,946)
Accumulated other comprehensive loss	(5,485)	(1,937)
Treasury stock, at cost (124,425 shares in 2011)	(1,477)	—

Total stockholders’ deficit	(35,690)	(2,714)

Total liabilities and stockholders’ deficit	$561,154	$560,524

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
	(In thousands)
Cash flows from operating activities:
Net loss	$(9,950)	$(26,877)	$(750,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,214	34,504	33,531
Non-cash interest expense on Convertible Notes	—	—	8,394
Share-based compensation expense	6,908	4,953	4,835
Accelerated vesting of share-based compensation	—	—	9,066
Debt extinguishment and refinancing costs, net	—	(76)	91,937
Gain on embedded derivative	(25)	(937)	—
(Gain) loss on sale of property, plant and equipment	50	180	(928)
Lower of cost or market reserve	—	—	39,986
Provision for doubtful accounts	1,844	78	1,221
Interest rate swap ineffectiveness	—	—	3,072
Provision (benefit) for deferred income taxes	(6,397)	43	(26,841)
Asset impairments, net	1,121	1,070	6,291
Impairment of goodwill and intangible assets	—	—	622,564
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,329)	915	78,895
Inventories	(7,145)	(9,849)	79,362
Income tax receivable	14,382	12,434	(32,332)
Prepaid expenses and other	(247)	1,736	(1,423)
Accounts payable	17,569	150	(30,754)
Accrued expenses	5,668	(12,975)	(41,599)
Other, net	(226)	957	855

Net cash provided by operating activities:	41,437	6,306	95,336
Cash flows from investing activities:
Capital expenditures	(21,040)	(14,030)	(21,657)
Proceeds from sale of property, plant and equipment	583	767	2,589

Net cash used in investing activities:	(20,457)	(13,263)	(19,068)
Cash flows from financing activities:
Proceeds from stock options exercised	—	—	12
Decrease (increase) of restricted cash	3	10,140	(12,979)
Excess tax benefits from share-based compensation arrangements	464	—	—
Proceeds from ABL facility	43	245	—
Payments on ABL facility	(43)	(246)	—
Payments on term loan	(5,250)	(13,695)	(143,300)
Payments on other long-term debt	(355)	(190)	(910)
Payments on note payable	(1,543)	(1,724)	(1,693)
Issuance of convertible preferred stock	—	—	250,000
Payment of cash dividends on convertible preferred stock	(11,039)	—	—
Payment of convertible notes	—	(59)	(89,971)
Payment of refinancing costs	(200)	(125)	(54,659)
Purchase of treasury stock	(1,477)	(381)	(451)

Net cash used in financing activities:	(19,397)	(6,035)	(53,951)
Effect of exchange rate changes on cash and cash equivalents	(20)	(8)	(99)
Net (decrease) increase in cash and cash equivalents	1,563	(13,000)	22,218
Cash and cash equivalents at beginning of period	77,419	90,419	68,201

Cash and cash equivalents at end of period	$78,982	$77,419	$90,419

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, November 2, 2008	4,480,742	$224	$225,153	$520,736	$(1,440)	(533,937)	$(116,599)	$628,074
Treasury stock purchases	—	—	—	—	—	(35,384)	(451)	(451)
Retirement of treasury shares	(569,321)	(29)	(117,021)	—	—	569,321	117,050	—
Common stock issued for stock option exercises	165	—	12	—	—	—	—	12
Tax benefit from employee stock incentive plan	—	—	(5,073)	—	—	—	—	(5,073)
Convertible Notes exchange	14,035,417	702	169,725	—	—	—	—	170,427
Convertible Preferred Stock dividends payable	—	—	(1,187)	—	—	—	—	(1,187)
Tax benefit from Convertible Preferred Stock	—	—	2,585	—	—	—	—	2,585
Issuance of restricted stock	135,026	7	(3)	—	—	—	—	4
Other comprehensive loss	—	—	—	—	(7,419)	—	—	(7,419)
Share-based compensation	—	—	13,902	—	—	—	—	13,902
Net loss	—	—	—	(750,796)	—	—	—	(750,796)

Balance, November 1, 2009	18,082,029	$904	$288,093	$(230,060)	$(8,859)	—	$—	$50,078
Redeemable common stock (Note 13)	(304,864)	(3)	(3,578)	(9)	—	—	—	(3,590)
Treasury stock purchases	—	—	—	—	—	(356)	(381)	(381)
Retirement of treasury shares	(356)	—	(381)	—	—	356	381	—
Other transaction costs	—	—	216	—	—	—	—	216
Convertible Preferred Stock dividends and accretion	—	—	(34,055)	—	—	—	—	(34,055)
Issuance of restricted stock	1,482,614	20	—	—	—	—	—	20
Other comprehensive income	—	—	—	—	6,922	—	—	6,922
Share-based compensation	—	—	4,953	—	—	—	—	4,953
Net loss	—	—	—	(26,877)	—	—	—	(26,877)

Balance, October 31, 2010	19,259,423	$921	$255,248	$(256,946)	$(1,937)	—	$—	$(2,714)
Redeemable common stock (Note 13)	243,033	—	2,744	—	—	—	—	2,744
Treasury stock purchases	—	—	—	—	—	(124,425)	(1,477)	(1,477)
Other transaction costs	—	—	464	—	—	—	—	464
Convertible Preferred Stock dividends and accretion	—	—	(28,120)	—	—	—	—	(28,120)
Issuance of restricted stock	451,867	3	—	—	—	—	—	3
Other comprehensive income	—	—	—	—	(3,548)	—	—	(3,548)
Share-based compensation	—	—	6,908	—	—	—	—	6,908
Net loss	—	—	—	(9,950)	—	—	—	(9,950)

Balance, October 30, 2011	19,954,323	$924	$237,244	$(266,896)	$(5,485)	(124,425)	$(1,477)	$(35,690)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
	(In thousands)
Comprehensive loss:
Net loss	$(9,950)	$(26,877)	$(750,796)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss) and other (net of income tax of $0 in 2011, $0 in 2010 and $107 in 2009)	(19)	196	(198)
Unrecognized actuarial gain (loss) on pension obligation (net of income tax of $2,202 in 2011, $(4,493) in 2010 and $6,010 in 2009)	(3,534)	6,726	(9,641)
Loss in fair value of interest rate swap (net of income tax of $345 in 2009)	—	—	(554)
Gains in value of foreign currency derivative (net of income tax of $(37) in 2011)	5	—	—
Reclassification adjustment for losses on derivative instruments recognized during the period (net of income tax of $1,854 in 2009)	—	—	2,974

Other comprehensive income (loss)	(3,548)	6,922	(7,419)

Comprehensive loss	$(13,498)	$(19,955)	$(758,215)

See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

1. NATURE OF BUSINESS AND PRINCIPLES OF CONSOLIDATION

NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us” or “our”) is North America’s largest integrated manufacturer and marketer of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily used in nonresidential construction. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

On October 20, 2009 the Company issued and sold to Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), an aggregate of 250,000 shares of a newly created class of convertible preferred stock, par value $1.00 per share, of the Company, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), initially representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (such purchase and sale, the “Equity Investment”). As of October 30, 2011, the Convertible Preferred Stock, including accrued but unpaid dividends, represented 70.1% of the voting power and Common Stock of the Company on an as-converted basis.

On March 5, 2010, the Company effected a reverse stock split in which each five shares of the Company’s common stock, par value $0.01 (the “Common Stock” and shares thereof, the “Common Shares”), was reclassified and combined into one share of Common Stock (the “Reverse Stock Split”). As such, we have retrospectively adjusted basic and diluted earnings per common share, Common Stock, stock options, Common Stock equivalents and prices per share information for the Reverse Stock Split in all periods presented.

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

(b) Cash and Cash Equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, Eurodollar time deposits, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of October 30, 2011, our cash equivalents were all invested in money market instruments.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts and backcharge activity for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 (in thousands):

	October 30, 2011	October 31, 2010	November 1, 2009
Beginning balance	$5,232	$9,039	$10,330
Provision for bad debts	1,843	78	1,221
Amounts charged against allowance for bad debts, net of recoveries	(966)	(3,885)	(2,512)

Ending balance	$6,109	$5,232	$9,039

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

The components of inventory are as follows (in thousands):

	October 30, 2011	October 31, 2010
Raw materials	$62,801	$56,834
Work in process and finished goods	25,730	24,552

	$88,531	$81,386

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 (in thousands):

	October 30, 2011	October 31, 2010	November 1, 2009
Beginning balance	$1,231	$1,592	$1,807
Provisions	732	639	1,409
Dispositions	(614)	(1,000)	(1,624)

Ending balance	$1,349	$1,231	$1,592

During fiscal 2011, we purchased approximately 33% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2011.

(e) Assets Held for Sale. We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (iii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2011, we recorded impairments on assets held for sale of $1.0 million.

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

(f) Property, Plant and Equipment and Leases. Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are capitalized and amortized using the straight-line method over the shorter of their estimated useful lives or the term of the underlying lease. Computer software developed or purchased for internal use is depreciated using the straight-line method over its estimated useful life. Depreciation and amortization are recognized in cost of sales and engineering, selling, general and administrative expenses based on the nature and use of the underlying asset(s). Operating leases are expensed using the straight-line method over the term of the underlying lease.

Depreciation expense for fiscal 2011, 2010 and 2009 was $26.3 million, $27.7 million and $29.9 million, respectively. Of this depreciation expense, $6.3 million, $6.3 million and $7.1 million was related to software depreciation for fiscal 2011, 2010 and 2009, respectively.

Property, plant and equipment consists of the following (in thousands):

	October 30, 2011	October 31, 2010
Land	$22,234	$22,368
Buildings and improvements	168,660	168,126
Machinery, equipment and furniture	205,108	207,013
Transportation equipment	2,939	3,023
Computer software and equipment	79,250	77,482
Construction in progress	27,614	16,028

	505,805	494,040
Less accumulated depreciation	(297,291)	(279,587)

	$208,514	$214,453

Estimated useful lives for depreciation are:

Buildings and improvements	10 — 39 years
Machinery, equipment and furniture	3 — 10 years
Transportation equipment	5 — 10 years
Computer software and equipment	3 — 7 years

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For each of fiscal 2011 and 2009, the total amount of interest capitalized was 0.7 million. For fiscal 2010, the total amount of interest capitalized was immaterial. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

(g) Internally Developed Software. Internally developed software is stated at cost less accumulated amortization and is amortized using the straight-line method over its estimated useful life ranging from 3 to 7 years. Certain internally developed software in the amount of $2.6 million and included in construction in progress is currently on-hold but management believes it is probable the software will be completed and implemented in the foreseeable future. Software assets are reviewed for impairment when events or circumstances indicate the carrying value may not be recoverable over the remaining lives of the assets. During the software application development stage, capitalized costs include external consulting costs, cost of software licenses and internal payroll and payroll related costs for employees who are directly associated with a software project. Upgrades and enhancements are capitalized if they result in added functionality which enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

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

(j) Equity Raising and Deferred Financing Costs. Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. In connection with the Exchange Offer on the Convertible Notes, we incurred $5.7 million in equity raising costs. Deferred financing costs are capitalized as incurred and amortized using the effective interest method over the expected life of the debt. At October 30, 2011 and October 31, 2010, the unamortized balance in deferred financing costs was $11.6 million and $16.2 million, respectively.

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

(k) Cost of sales. Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of lower of cost or market adjustments and asset impairments because these items are shown below cost of sales on our Consolidated Statement of Operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $2.7 million, $2.5 million and $3.2 million and engineering and drafting costs were $40.2 million, $39.6 million and $38.2 million in each of fiscal 2011, 2010, and 2009, respectively. Approximately $2.0 million and $1.7 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2011 and 2010, respectively.

(l) Warranty. We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Sourcetm, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Sourcetm warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at October 30, 2011. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs. See Note 10 — Warranty.

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

Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $500,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $50,000 and $250,000, respectively. The general liability insurance has a $350,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.

Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet reported and paid. We use an independent actuary to determine the claims lag and estimated liability for IBNR claims.

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

(n) Advertising Costs. Advertising costs are expensed as incurred. Advertising expense was $5.0 million, $4.6 million and $5.4 million in fiscal 2011, 2010 and 2009, respectively.

(o) Impairment of Long-Lived Assets. We assess impairment of property, plant, and equipment in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. During fiscal 2009, we adjusted our property, plant and equipment because we determined that the carrying value of certain assets were not recoverable based on expected undiscounted future cash flows. We recorded asset impairments of $1.1 million in fiscal 2011, which included $1.0 million related to assets held for sale. During fiscal 2010, we recorded impairments on assets held for sale of $1.2 million. We recorded asset impairments of $6.3 million in fiscal 2009, which included $1.2 million related to assets held for sale. See Note 4 – Plant Restructuring and Asset Impairments for asset impairments in fiscal 2011, 2010 and 2009.

(p) Share-Based Compensation. Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. We recorded the recurring pretax compensation expense relating to restricted stock awards and stock options of $6.9 million, $5.0 million and $4.8 million for fiscal 2011, 2010 and 2009, respectively. The acceleration of the unamortized compensation expense upon the change in control was $9.1 million in fiscal 2009 and was included in change of control charges on the Consolidated Statement of Operations.

(q) Foreign Currency Re-measurement and Translation. In accordance ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) are reflected in income for the period. Net foreign currency re-measurement gains (losses) were $(0.4) million for the fiscal year ended October 30, 2011 and were immaterial for the fiscal years ended October 31, 2010 and November 1, 2009.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in net income for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 was $(0.1) million, $0.5 million and $0.4 million. Net foreign currency translation gain (loss), net of tax, and included in other comprehensive income was immaterial for the fiscal years ended October 30, 2011 and October 31, 2010.

(r) Contingencies. We establish reserves for estimated loss contingencies and unasserted claims when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation and environmental matters. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known.

(s) Beneficial conversion features and dividend policy. Our Convertible Preferred Stock contains beneficial conversion features. We expect to recognize additional beneficial conversion feature charges in the future as paid-in-kind dividends are accrued on the Preferred Shares to the extent the market price of our Common Stock exceeds $6.37. Our policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy is reasonable as our policy matches the legal transfer and conversion rights of the majority shareholder.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which the dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, we accrue dividends based on the 12% rate and if and when we determine the dividends will be paid at a different rate due to either cash payment on the applicable dividend declaration date or obtaining a waiver, we will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

(t) Income taxes. The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial as well as Mexican federal jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At October 30, 2011 and October 31, 2010, we had a full valuation allowance in the amount of $5.4 million and $5.2 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

We expect to generate sufficient operating profits in future periods to fully utilize the net U.S. deferred tax assets of $14.6 million. In the event our expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets. Our expectations could change in the near term if nonresidential construction fails to continue its projected recovery.

(u) Reclassifications. Certain reclassifications have been made to prior period amounts in our Consolidated Balance Sheets, Consolidated Statements of Operations and Notes to the Consolidated Financial Statements to conform to the current presentation. These reclassifications include the reclassification of shares of our common stock, par value $0.01 (the “Common Stock”), to redeemable common stock. See Note 13 – Redeemable Common Stock. The net effect of these reclassifications was not material to our Consolidated Financial Statements.

3. ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

Defined Benefit Plans Adoption

In December 2008, the FASB issued ASC Subtopic 715-20, Defined Benefit Plans — General (“ASC 715-20”). This statement provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. We adopted the disclosure provisions required by ASC 715-20 in fiscal 2010 but are not required to implement the disclosures for earlier periods presented for comparative purposes. See Note 22 — Employee Benefit Plans.

Fair Value Measurements and Disclosures Adoption

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. We adopted this update on May 2, 2010, except for the requirement to separately disclose activity in Level 3 measurements which is effective for our fiscal year ended October 28, 2012. With the exception of additional fair value measurement disclosures, the adoption of this update did not have a material impact on our Consolidated Financial Statements. See Note 16 — Fair Value of Financial Instruments and Fair Value Measurements.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”), which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment is to be applied retrospectively. We will adopt ASU 2011-05 in our first quarter of fiscal 2013 and its adoption will not have any impact on our Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we will adopt this ASU in our fiscal year ended October 28, 2012. We do not believe the adoption of ASU 2011-08 will have a material impact on our Consolidated Financial Statements.

4. PLANT RESTRUCTURING AND ASSET IMPAIRMENTS

Fiscal 2008 Plan

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

As a result of actions taken in our restructuring, certain facilities in our engineering building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheet. During fiscal 2011, we recorded an impairment for a facility within the engineered building systems segment in the amount of $1.0 million related to a facility classified as held for sale as a result of deteriorating market conditions. During fiscal 2010, we recorded impairments for facilities within the engineered metal buildings and metal components segments in the amount of $1.0 million and $0.2 million, respectively, related to facilities classified as held for sale as a result of deteriorating market conditions. In determining the impairments, the fair value of assets were determined based on prices of similar assets in similar condition, adjusted for their remaining useful life. We plan to sell these facilities within the next 12 months.

We did not incur significant costs related to our three-phase restructuring in fiscal 2011 and do not expect to incur significant similar costs resulting from this restructuring plan in the future. However, we did record a $0.6 million recovery in fiscal 2011 as a result of a legal settlement for a closed facility.

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the fiscal years presented (in thousands):

	Fiscal 2010	Fiscal 2009	Cumulative Costs Incurred (1)
General
Severance	$18	$2,987	$3,092
Other Cash Costs	88	57	145
Asset Impairment	4	1,234	1,238

Total General Program	110	4,278	4,475
Repurposing and Phase I
Severance	$102	$1,016	$1,224
Asset Relocation	—	303	303
Other Cash Costs	285	199	484
Asset Impairment	971	1,634	2,762

Total Plant Closing Phase I	1,358	3,152	4,773
Plant Closing Phase II
Severance	$—	$399	$399
Asset Relocation	—	22	22
Other Cash Costs	—	442	442
Asset Impairment	—	30	30

Total Plant Closing Phase II	—	893	893
Plant Closing Phase III
Severance	$10	$2,349	$2,359
Asset Relocation	26	219	245
Other Cash Costs	3,002	1,060	4,062
Asset Impairment	96	3,393	3,489

Total Plant Closing Phase III	3,134	7,021	10,155
Total All Programs	$4,602	$15,344	$20,296

Restructuring by Segment
Buildings	3,022	7,522	10,605
Components	510	1,216	1,832
Coaters	—	103	103
Corporate	—	211	238

Total	$3,532	$9,052	$12,778
Asset Impairments by Segment
Buildings	923	4,316	5,396
Components	147	766	913
Corporate	—	1,209	1,209

Total	$1,070	$6,291	$7,518

(1)	Includes costs incurred in fiscal 2008.

The following table summarizes our restructuring liability related to the Phase I, Phase II and Phase III restructuring plans (in thousands):

	Employee or Severance Costs	Other Costs	Total
Balance at November 1, 2009	$1,387	$—	$1,387
Costs incurred	130	3,402	3,532
Cash payments	(1,533)	(3,402)	(4,935)
Other adjustments(1)	16	—	16

Balance at October 31, 2010	$—	$—	$—

(1)	Relates to the foreign currency translation.

Fiscal 2011 Plan

In fiscal 2011, we implemented a restructuring plan (the “2011 Plan”) to close one of our sales offices in our engineered building system segments. As a result of the 2011 Plan, we recorded a $0.3 million restructuring charge in fiscal 2011 primarily related to lease termination costs.

5. RESTRICTED CASH

On May 21, 2009, we entered into a cash collateral agreement with our agent bank to obtain letters of credit secured by cash collateral. The restricted cash is invested in a cash bank account securing our agent bank. As of both October 30, 2011 and October 31, 2010, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit, exclusive of letters of credit under our ABL Facility. Restricted cash as of both October 30, 2011 and October 31, 2010 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. The letters of credit have either automatically renewed or will be renewed upon expiration.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

As of each of October 30, 2011, October 31, 2010 and November 1, 2009, our goodwill balance was $5.2 million and was related to our engineering building systems segment. In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Prior to the impairments discussed below, management determined that we had six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments were each split into two reporting units and the metal coil coating segment was its own reporting unit for goodwill impairment testing purposes.

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

Further declines in cash flow projections and the corresponding implementation of the Phase III restructuring plan caused management to determine that there was an impairment indicator requiring us to perform another interim goodwill impairment test for each of our reporting units with goodwill remaining as of May 3, 2009. As a result of this impairment indicator, we again performed the first step of our goodwill impairment test in the second quarter of fiscal 2009. The results showed that our carrying value exceeded our fair value at most of our reporting units with goodwill remaining, indicating that goodwill was potentially impaired. We therefore initiated the second step of the goodwill impairment test. As of May 3, 2009, we determined the market implied fair value of our goodwill was less than the carrying value for certain reporting units by approximately $102.5 million, which was recorded as a goodwill impairment charge in the second quarter of fiscal 2009. As of October 30, 2011 and October 31, 2010, the remaining goodwill was $5.2 million.

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2011 and determined that no further impairments of our goodwill or long-lived intangibles were required.

The following table represents all our intangible assets activity for the fiscal years ended October 30, 2011 and October 31, 2010 (in thousands):

	Range of Life (Years)	October 30, 2011	October 31, 2010
Amortized intangible assets:
Cost:
Trade names	15	$5,588	$5,588
Customer lists and relationships	15	8,710	8,710
Non-competition agreements	5-10	8,132	8,132
Property rights	7	990	990

		$23,420	$23,420

Accumulated Amortization:
Trade names		$(2,463)	$(2,090)
Customer lists and relationships		(3,098)	(2,518)
Non-competition agreements		(6,164)	(5,201)
Property rights		(896)	(754)

		$(12,621)	$(10,563)

Net book value		$10,799	$12,857

Indefinite-lived intangible assets:
Trade names, beginning of year		$13,455	$13,455
Impairments		—	—

Trade names, end of year		13,455	13,455

Total intangible assets at net book value		$24,254	$26,312

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

All other intangible assets are amortized on a straight-line basis over their expected useful lives. As of October 30, 2011 and October 31, 2010, the weighted average amortization period for all our intangible assets was 14.1 years and 13.6 years, respectively.

Amortization expense of intangibles was $2.1 million for each of fiscal 2011, 2010 and 2009. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2012	$1,746
2013	1,563
2014	1,563
2015	1,004
2016	953

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

As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of October 30, 2011, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. A total of approximately 1,930,000 and 2,500,000 shares were available at October 30, 2011 and October 31, 2010, respectively, under the Incentive Plan for the further grants of awards.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. There were no options granted during the fiscal year ended November 1, 2009. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009. These estimates are based on historical forfeiture behavior exhibited by our employees.

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

During fiscal 2011 and 2010, we granted 121,669 and 1,781,729 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2011 and 2010 was $5.78 and $4.29, respectively. There were no options granted during the fiscal year ended November 1, 2009.

The following is a summary of stock option transactions during fiscal 2011, 2010 and 2009 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance November 2, 2008	139	$140.45
Cancelled	(8)	(138.91)
Exercised	(1)	(75.75)

Balance November 1, 2009	130	$140.63
Granted	1,782	8.85
Cancelled	(10)	(113.26)

Balance October 31, 2010	1,902	$17.33
Granted	122	12.00
Cancelled	(5)	(92.80)

Balance October 30, 2011	2,019	$16.85	7.9 years	$1,105

Exercisable at October 30, 2011	561	$36.93	7.0 years	$276

There were no options exercised during fiscal 2011 or 2010. The total intrinsic value of options exercised during 2009 was insignificant. The following summarizes additional information concerning outstanding options at October 30, 2011 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,921	8.1 years	$9.76
42	2.3 years	136.30
48	2.8 years	161.62
8	4.2 years	225.28

2,019	7.9 years	$16.85

The following summarizes additional information concerning options exercisable at October 30, 2011 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
463	$11.78
43	136.30
48	161.62
7	225.28

561	$36.93

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During fiscal 2011, 2010 and 2009, we granted restricted stock awards with a fair value of $6.2 million or 515,053 shares, $13.7 million or 1,498,718 shares and $6.1 million or 141,900 shares, respectively. The fair value of restricted stock awards previously classified as liability awards on March 5, 2010 is based on the Company’s stock price as of March 5, 2010, the date the contingency was resolved. Restricted stock transactions during fiscal 2011, 2010 and 2009 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance November 2, 2008	96	$167.97
Granted	142	43.27
Distributed	(27)	180.38
Forfeited	(7)	142.43

Balance November 1, 2009	204	$80.57
Granted	1,499	9.10
Forfeited	(6)	9.10

Balance October 31, 2010	1,697	$17.70
Granted	515	12.00
Distributed	(375)	9.11
Forfeited	(61)	10.35

Balance October 30, 2011	1,776	$18.11

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $6.9 million, $5.0 million and $4.8 million for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively. Of these amounts, $6.6 million, $4.8 million and $4.3 million were included in engineering, selling, general and administrative expense for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively, with the remaining costs in each period in cost of goods sold. On October 20, 2009, upon the change of control, we recorded $9.1 million of accelerated unamortized compensation expense which was included in the change of control charges on the Consolidated Statement of Operations. As of October 30, 2011, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $2.7 million, $1.9 million and $5.3 million for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009, respectively. As of October 30, 2011 and October 31, 2010, there was approximately $18.1 million and $18.2 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 2.8 years and 3.7 years, respectively. As a result of the change of control in fiscal 2009, all compensation cost related to share-based compensation arrangements were recognized as of November 1, 2009.

There was no cash received from option exercises during fiscal 2011 or 2010. Cash received from option exercises was insignificant during fiscal 2009.

8. LOSS PER COMMON SHARE

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

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares	$(47,466)	$(311,227)	$(762,509)
Less: net income allocated to participating securities(1)	—	—	8,877

Net loss allocated to common shares	$(47,466)	$(311,227)	$(753,632)

Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,369	18,229	4,403

Basic and Diluted loss per common share	$(2.58)	$(17.07)	$(171.18)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in fiscal 2011 and 2010 above. These participating securities will be allocated earnings when applicable.

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

We adopted ASC Subtopic 260-10, ASC 260-10 on November 2, 2009. This pronouncement provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income, if any, attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock for fiscal 2011, fiscal 2010 and fiscal 2009 as the restricted stock does not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.

The weighted average number of common shares outstanding increased by 0.5 million due to the completion of the Exchange Offer in October 2009. In connection with the exchange offer, we issued 14.0 million shares of Common Stock.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for fiscal 2011, fiscal 2010 and fiscal 2009 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of October 30, 2011 and October 31, 2010, the Preferred Shares were convertible into 46.6 million and 44.3 million shares of Common Stock, respectively.

For the fiscal years ended October 30, 2011 and October 31, 2010, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

9. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	October 30, 2011	October 31, 2010
Customer deposits	$7,634	$5,815
Accrued warranty obligation and deferred warranty revenue	17,941	16,977
Accrued workers compensation and general liability insurance	8,215	7,400
Ad valorem tax payable	4,047	3,427
Other accrued expenses	11,831	13,104

Total other accrued expenses	$49,668	$46,723

10. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 30, 2011 and October 31, 2010 (in thousands):

	October 30, 2011	October 31, 2010
Beginning balance	$16,977	$16,116
Warranties sold	2,924	2,885
Revenue recognized	(1,652)	(1,408)
Costs incurred and other	(308)	(616)

Ending balance	$17,941	$16,977

11. LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	October 30, 2011	October 31, 2010
Amended Credit Agreement (due April 2014, interest at 8.0%)	$130,699	$136,305
Asset-Based Lending Facility (due April 2014, interest at 4.75%)	—	—

	130,699	136,305
Current portion of long-term debt	—	—

Total long-term debt, less current portion	$130,699	$136,305

The scheduled maturity of our debt is as follows (in thousands):

2012	$—
2013	—
2014	130,699
2015	—
2016 and thereafter	—

$130,699

Summary

We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, will amortize in nominal quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we made a mandatory prepayment on the Amended Credit Agreement in May 2010 in connection with our tax refund received resulting from the carry back of the 2009 net operating loss. As a result, we are not required to make the quarterly principal payments for the remainder of the term loan, except as required by the mandatory prepayment provisions. At October 30, 2011 and October 31, 2010, amounts outstanding under our Amended Credit Agreement were $130.7 million and $136.3 million, respectively.

In addition to our Amended Credit Agreement, we have an ABL Facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. At October 30, 2011 and October 31, 2010, our excess availability under the ABL Facility was $87.8 million and $73.8 million, respectively. There were no amounts outstanding under the ABL Facility at both October 30, 2011 and October 31, 2010. In addition, at October 30, 2011 and October 31, 2010, letters of credit totaling approximately $6.4 million and $8.1 million, respectively, were outstanding under the ABL Facility.

Amended Credit Agreement

On October 29, 2009, we entered into the Amended Credit Agreement, pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. In fiscal 2011, we made optional prepayments in the amount of $5.6 million. These prepayments are allowed to be applied against the remaining required quarterly principal payments, and as a result, we are not required to make any additional quarterly principal payments for the remaining term of the term loan, although we intend to continue to make voluntary prepayments. In May 2010, we made a mandatory prepayment on the Amended Credit Agreement in the amount of $13.3 million in connection with our tax refund received resulting from the carry back of the 2009 net operating loss.

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

The Amended Credit Agreement had no financial covenant test until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA must be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made in the specified period. Based on our prepayments made through October 30, 2011, including the mandatory prepayment in connection with our tax refund, the leverage ratio covenant has been deferred until the first quarter of fiscal 2013. At October 30, 2011 and October 31, 2010, our Amended Credit Agreement did not require any financial covenant compliance.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ending on or after October 31, 2010, unless a specified leverage ratio target of 4 to 1 is met.

The Amended Credit Agreement limited our ability to pay cash dividends on or prior to October 31, 2010 after which time we were permitted to pay dividends in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the cumulative consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which we used $11.0 million as of October 30, 2011. Each quarterly dividend payment cannot be split between cash and payment-in-kind.

The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. To date, we have selected LIBOR interest rates. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wachovia Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 will be 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement. After October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. Based on our leverage ratio at October 30, 2011, the applicable margin in the first quarter of fiscal 2012 will be 4.5%.

In accordance with ASC Subtopic 470-50, Debt — Modifications and Extinguishments, we accounted for the amendment to our Amended Credit Agreement as a modification, and we have expensed $6.4 million of legal and other professional fees paid to third-parties in connection with amending the facility in fiscal 2009.

During June 2006, we entered into an interest rate swap agreement relating to $160 million of the term credit agreement then in effect, prior to its amendment and restatement as the Amended Credit Agreement due June 2010. The interest rate swap agreement expired in June 2010. At November 1, 2009, the notional amount of the interest rate swap agreement was $65 million. See Note 15 for further information.

ABL Facility

On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At October 30, 2011 and October 31, 2010, our excess availability under the ABL Facility was $87.8 million and $73.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both October 30, 2011 and October 31, 2010. In addition, at October 30, 2011 and October 31, 2010, standby letters of credit totaling approximately $6.4 million and $8.1 million, respectively, were issued under the ABL Facility.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points. It also relaxes the prohibitions against making restricted payments or paying cash dividends, including on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. The minimum level of borrowing capacity as of both October 30, 2011 and October 31, 2010 was $15.0 million.

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

Insurance Note Payable

The note payable is related to financed insurance premiums. As of both October 30, 2011 and October 31, 2010, we had outstanding a note payable in the amount of $0.3 million. Insurance premium financings are generally secured by the unearned premiums under such policies.

Convertible Notes

On November 2, 2009, we adopted ASC 470-20 which clarifies the accounting for convertible debt instruments that may be settled entirely or partially in cash upon conversion. ASC 470-20 has been applied retrospectively to fiscal years 2005 through 2009 as it relates to our Convertible Notes. As a result, we recorded a cumulative effect of the change to retained earnings in the amount of $9.5 million. At both October 30, 2011 and October 31, 2010, we had $24.5 million in additional paid in capital related to the Convertible Notes.

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

12. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock (after giving effect to the Reverse Stock Split) or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At October 30, 2011, the CD&R Funds own 70.1% of the voting power and Common Stock of the Company on an as-converted basis.

Certain Terms of the Convertible Preferred Stock

In connection with the consummation of the Equity Investment, on October 19, 2009, the Company filed the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock.

Liquidation Value. Each Preferred Share has an initial liquidation preference of $1,000.

Rank. The Convertible Preferred Stock ranks senior as to dividend rights, redemption payments and rights upon liquidation to the Common Stock and each other class of series of the Company’s equity securities, whether currently issued or to be issued in the future, that by its terms ranks junior to the Convertible Preferred Stock, and junior to each class or series of equity securities of the Company, whether currently issued or issued in the future, that by its terms ranks senior to the Convertible Preferred Stock. The Company does not have any outstanding securities ranking senior to the Convertible Preferred Stock. Pursuant to the Certificate of Designations, the issuance of any senior securities of the Company requires the approval of the holders of the Convertible Preferred Stock.

Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in-kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility. The Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which the Company used $11.0 million as of October 30, 2011.

Each quarterly dividend payment cannot be split between cash and payment-in-kind. The Company’s ABL Facility, among other potentially available baskets, permits the Company to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events), for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in the Company’s Amended Credit Agreement and ABL Facility, the dividends for each quarter of fiscal 2010 were paid in-kind, at a pro rata rate of 12% per annum. The dividends for the December 15, 2010 and March 15, 2011 dividend payments were paid in cash and the dividends for the June 15, 2011 dividend payment was paid in-kind at a pro rata rate of 12% per annum. As a result of the Consent and Waiver Agreement (discussed below), the September 15, 2011 dividend payment was paid in-kind, at a pro rata rate of 8% per annum. See Note 11 — Long-term Debt and Note Payable for more information on the Company’s Amended Credit Agreement and ABL Facility.

At any time prior to the Dividend Rate Reduction Event, if dividends are not declared in cash on the applicable dividend declaration date, the rate at which such dividends are payable will be at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company is obligated to the 12% dividend rate. Therefore, the Company accrues dividends daily based on the 12% rate and if and when the Company determines the dividends will be paid at a different rate due to either cash payment on the applicable dividend declaration date or obtaining a waiver, the Company will record a subsequent benefit of the excess 4% accrual upon the board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

The dividend rate will increase by 6% per annum above the rates described in the preceding paragraph upon and during certain defaults specified in the Certificate of Designations involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock.

On the Dividend Payment date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of the Company’s Amended Credit Agreement and Asset-Based Lending Facility (“ABL Facility”) which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend declaration date compounded at a rate of 12% per annum. The Company currently cannot pay this dividend in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan of which the Company used $11.0 million as of October 30, 2011. Each quarterly dividend payment cannot be split between cash and payment-in-kind.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

We paid the September 15, 2011 dividend payment on the Preferred Shares in-kind. On September 6, 2011, we entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended September 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of

Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, subject to certain exceptions.

The September 6, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011.

In view of the September 6, 2011 Mutual Waiver and Consent, the Dividend Payment Committee of the board of directors declared and directed the payment of the September 15, 2011 dividend on the Preferred Shares in-kind at the reduced rate of 8% per annum. As a result, a dividend of 5,781.0242 shares was paid to the holders of Convertible Preferred Stock for the period from June 16, 2011 to September 15, 2011. As a result of accruing the dividend at the stated 12% rate, and subsequently agreeing to the lower 8% rate, the Company recorded a dividend accrual reversal of $1.4 million in the fourth quarter of fiscal 2011 related to dividends accrued between June 16, 2011 and July 31, 2011. Similarly, the Company recorded a beneficial conversion feature reversal of $1.1 million in the fourth quarter of fiscal 2011 related to beneficial conversion feature charges between June 16, 2011 and July 31, 2011.

On June 15, 2011, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,416.9531 shares of Convertible Preferred Stock for the period from March 16, 2011 to June 15, 2011. On March 15, 2011, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.5 million cash dividend at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, the Company recorded a dividend accrual reversal of $2.7 million in the second quarter of fiscal 2011 related to dividends accrued in excess of 8% between December 16, 2010 and March 15, 2011. In addition, the Company reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to the paid-in-kind dividends accrued between December 16, 2010 and March 15, 2011.

On December 15, 2010, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.55 million cash dividend at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, the Company recorded a dividend accrual reversal of $2.5 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and December 15, 2010. In addition, the Company reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to the paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010.

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

Vote. Holders of Preferred Shares generally are entitled to vote with the holders of the shares of the Company’s Common Stock on all matters submitted for a vote of holders of shares of the Company’s Common Stock (voting together with the holders of shares of the Company’s Common Stock as one class) and are entitled to a number of votes equal to the number shares of Common Stock issuable upon conversion of such holder’s

Preferred Shares (without any limitations based on our authorized but unissued shares of the Company’s Common Stock) as of the applicable record date for the determination of stockholders entitled to vote on such matters.

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

Restriction on Dividends on Junior Securities. The Company is prohibited from (i) paying any dividend with respect to the Company’s Common Stock or other junior securities, except for ordinary cash dividends in which the Convertible Preferred Stock participates and which are declared, paid or set aside after the base dividend rate for the Convertible Preferred Stock has been reduced to 0.00% as described above and dividends payable solely in shares of our Common Stock or other junior securities, or (ii) repurchasing or redeeming any shares of our Common Stock or other junior securities, unless, in each case, we have sufficient access to lawful funds immediately following such action such that we would be legally permitted to redeem in full all Preferred Shares then outstanding.

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

The Company’s Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 31, 2010		$256,870
Accretion	680
Accrued paid-in-kind dividends(1)	8,051
Reversal of additional 4% accrued dividends(2)	(2,501)

Subtotal		6,230
Payment of cash dividend(3)		(5,550)

Balance as of January 30, 2011		257,550
Accretion	680
Accrued paid-in-kind dividends(1)	8,325
Reversal of additional 4% accrued dividends(4)	(2,745)

Subtotal		6,260
Payment of cash dividend(5)		(5,489)

Balance as of May 1, 2011		258,321
Accretion	680
Accrued paid-in-kind dividends(1)	8,496

Subtotal		9,176

Balance as of July 31, 2011		267,497
Accretion	681
Accrued paid-in-kind dividends(1)	8,663
Reversal of additional 4% accrued dividends(6)	(2,891)

Subtotal		6,453

Balance as of October 30, 2011		$273,950

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend declaration date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.
(3)	The payment of the December 15, 2010 cash dividend relates to the period from September 16, 2010 to December 15, 2010.
(4)	The reversal of the additional 4% accrued dividends relates to the period from December 16, 2010 to March 15, 2011.
(5)	The payment of the March 15, 2011 cash dividend relates to the period from December 16, 2010 to March 15, 2011.
(6)	The CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares in respect of the quarterly dividend payment period ending September 15, 2011 computed at the rate of 8% per annum, rather than the 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares. The reversal of the additional 4% accrued dividends relates to the period from June 16, 2011 to September 15, 2011.

In accordance with ASC Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, the Company classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of our Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains Milestone Redemption Rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value (See Note 15 Derivative Instruments and Hedging Strategy).

Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CDR Funds, and thus is $241.4 million as of October 20, 2009. At October 30, 2011 and October 31, 2010, all of the potentially 46.6 million and 44.3 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

As of October 30, 2011 and October 31, 2010, the Preferred Shares are convertible into 46.6 million and 44.3 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). However, as of November 1, 2009, only approximately 1.8 million shares of Common Stock were authorized and unissued, and therefore, the CD&R Funds were not able to fully convert the Preferred Shares. To the extent the CD&R Funds opted to convert their Preferred Shares, as of November 1, 2009, their conversion right was limited to conversion of that portion of their Preferred Shares into the approximately 1.8 million shares of Common Stock that were currently authorized and unissued. Upon previous action taken by the independent, non-CD&R board members, on March 5, 2010, the Company effected the Reverse Stock Split in which every five shares of Common Stock that were issued and outstanding were automatically combined into one issued and outstanding share of Common Stock. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result of the Reverse Stock Split on March 5, 2010, we recorded a beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, the Company recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In fiscal 2011, we recorded a net $9.4 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock. In addition, the Company expects to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued with a conversion price below the prevailing fair market value of the Company’s Common Stock. The Company’s policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of the Company’s Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock for fiscal 2011 and 2010 are as follows (in thousands):

	October 30, 2011	October 31, 2010
Liquidation preference	$286,701	$272,503
Accrued cash and Preferred Stock dividends	10,102	9,983

Total	$296,803	$282,486

At October 30, 2011 and October 31, 2010, we had Preferred Shares outstanding of 286,701 and 272,503, respectively.

13. REDEEMABLE COMMON STOCK

Under federal securities laws, shares of the Company’s Common Stock purchased on behalf of participants in our Company’s 401(k) Profit Sharing Plan (the “Plan”) are required to be registered with the SEC or sold in transactions that are exempt from registration under the Securities Act of 1933. On February 7, 2011, the Company discovered that it inadvertently issued more shares of the Company’s Common Stock in connection with the Plan than had been registered with the SEC. As a result, certain participants in the Plan may bring claims against the Company for rescission or damages in respect of the unregistered shares for an amount equal to the purchase price for the shares (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition) plus interest, less income, from the date of purchase, although the Company believes that such claims would be time barred. Moreover, even if such claims were allowed, the Company believes that the statute of limitations applicable to any such claims would be one year under the federal securities laws, and that the statute of limitations with respect to the inadvertent issuances that occurred prior to August 1, 2010 has expired. Accordingly, at October 30, 2011, approximately 0.1 million shares ($0.8 million) of the Company’s Common Stock were classified outside stockholders’ equity as redeemable common stock because of the potential rescission rights. We have determined that the potential damage claims with respect to unregistered Company Common Stock are related to purchases made under the Plan between October 31, 2010 and February 15, 2011. The redeemable common stock will be reclassified into permanent equity upon the expiration of the potential rescission rights associated with those common shares. In addition, we may be subject to civil and other penalties by regulatory authorities as a result of the failure to register. We believe that the potential negative impact on our Consolidated Statements of Operations will not be material.

14. RELATED PARTIES

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

15. DERIVATIVE INSTRUMENTS AND HEDGING STRATEGY

Foreign Currency Risk

We are exposed to foreign currency risk associated with fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency related to the purchase of certain equipment. During fiscal 2011, we entered into various forward contracts to pay U.S. dollars and receive Euros. All contracts have been designated as cash flow hedges. The fair value of the foreign currency contracts is $0.04 million at October 30, 2011. The foreign currency contracts take into consideration the current creditworthiness of us or the counterparty, as applicable, and are included in prepaid expense and other in the Consolidated Balance Sheets. Accumulated other comprehensive income will amortize over the life of the equipment purchased.

Interest Rate Risk

We are exposed to interest rate risk associated with fluctuations in the interest rates on our variable interest rate debt. We previously managed this risk by entering into a forward interest rate swap agreement (“Swap Agreement”) hedging a portion of our then $400 million Credit Agreement. The Swap Agreement expired on June 17, 2010 and, therefore, there was no remaining notional amount outstanding on October 30, 2011 and October 31, 2010. At inception, we designated the Swap Agreement as a cash flow hedge. The fair value of the Swap Agreement excluded accrued interest and took into consideration current interest rates and current creditworthiness of us or the counterparty, as applicable.

During the fourth quarter of fiscal 2009, in connection with our refinancing and Amended Credit Agreement, we modified the terms of our credit agreement to include a 2% LIBOR minimum market interest rate. At that time, based on the current expected LIBOR rates over the remaining term of the Swap Agreement, the forecasted market rate interest payments had effectively converted to fixed rate interest payments making the Swap Agreement both ineffective and the underlying hedged cash flow no longer probable. Therefore, during the fourth quarter of fiscal 2009, we reclassified to interest expense the remaining $3.1 million of deferred losses recorded to accumulated other comprehensive loss and all subsequent changes in fair market value were recorded directly to earnings. For fiscal 2009, we reduced interest expense by $2.6 million as a result of the changes in fair value of the hedge and we reclassified $4.8 million into earnings as a result of the discontinuance of the hedge designation of the Swap Agreement. During fiscal 2010, we reduced interest expense by $1.2 million as a result of the changes in fair value of the hedge.

Embedded Derivative Bifurcated From Convertible Preferred Stock (See Note 12)

The terms of the Convertible Preferred Stock include a default dividend rate of 3% per annum if we fail to (1) pay holders of Convertible Preferred Stock, in cash on an as-converted basis, dividends paid on shares of our

Common Stock; (2) following the date that there are no Convertible Notes outstanding, as defined in the Certificate of Designations, pay, in cash or kind, any dividend (other than dividends payable pursuant to the preceding clause (1)) payable to holders of Preferred Shares pursuant to the Certificate of Designations, on the applicable quarterly dividend payment date; (3) after June 30, 2010, reserve and keep available for issuance the number of shares of our Common Stock equal to 110% of the number of shares of Common Stock issuable upon conversion of all outstanding shares of Convertible Preferred Stock; (4) maintain the listing of our Common Stock on the New York Stock Exchange or another U.S. national securities exchange; (5) comply with our obligations to convert the Convertible Preferred Stock in accordance with our obligations under the Certificate of Designations; (6) redeem Convertible Preferred Stock in compliance with the Certificate of Designations; or (7) comply with any dividend payment restrictions with respect to junior securities dividends. If, at a time when a 3% per annum default dividend rate is in effect after June 30, 2011, we fail to reserve and keep available authorized common shares pursuant to the terms of the Certificate of Designations the default dividend rate shall increase to 6% until such default is no longer continuing. The default dividend represents an embedded derivative which is bifurcated from the CD&R Equity Investment host contract (i.e., the Certificate of Designations). See Note 12 — Series B Cumulative Convertible Participating Preferred Stock for further discussion of the Convertible Preferred Stock.

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

At October 30, 2011 and October 31, 2010, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Asset Derivative
Derivative designated as hedging instrument under ASC 815:	Balance Sheet Location	October 30, 2011 Fair Value	October 31, 2010 Fair Value
Foreign currency contracts	Prepaid expenses and other	$42	$—

At October 30, 2011 and October 31, 2010, the fair value carrying amount of our derivative instrument was recorded as follows (in thousands):

	Liability Derivative
Derivative not designated as hedging instruments under ASC 815:	Balance Sheet Location	October 30, 2011 Fair Value	October 31, 2010 Fair Value
Embedded derivative	Other long-term liabilities	$79	$104

The effect of derivative instruments on the Consolidated Statement of Operations for the fiscal years ended October 30, 2011 and October 31, 2010 was as follows (in thousands):

	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
Derivatives in ASC 815 Cash Flow Hedging Relationship	October 30, 2011	October 31, 2010

Foreign currency contracts	$5	$—

	Amount of Loss Recognized in Income (Loss) on Derivative
Derivatives Not Designated as Hedging Instruments Under ASC 815	October 30, 2011	October 31, 2010	Location of Loss Recognized in Income (Loss) on Derivative
Interest rate contract	$––	$2,208	Interest expense
Embedded derivative	$25	$937	Other income, net

The maximum length of time over which we are hedging our exposure to the variability of future cash flows related to fluctuations in the foreign currency exchange rates on certain purchase orders denominated in a foreign currency is through August 2012. Over the next 12 months, we expect to reclassify an immaterial amount of deferred gains from accumulated other comprehensive income to depreciation expense. We will recognize depreciation expense over the depreciable life of the fixed asset to which the purchase orders relate.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable and accounts payable approximate fair value as of October 30, 2011 and October 31, 2010 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal year ends were:

	October 30, 2011		October 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Amended Credit Agreement	$130,699	$127,106	$136,305	$132,046

The fair value of each of the Amended Credit Agreement was based on recent trading activities of comparable market instruments.

Fair Value Measurements

On May 2, 2010, we adopted ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amended FASB ASC 820-10-50 to require new disclosures concerning (1) transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and (2) activity in Level 3 measurements. In addition, this update clarified certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques. Finally, this update made conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at October 30, 2011 and October 31, 2010.

Money market: Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

Mutual funds: Mutual funds are valued at the closing price reported in the active market in which the mutual fund is traded.

Stocks, options and ETF’s: Stocks, options and ETF’s are valued at the closing price reported in the active market in which the fund is traded.

Foreign currency contracts: The fair value of the foreign currency derivative is based on a market approach and takes into consideration current foreign currency exchange rates and current creditworthiness of us or the counterparty, as applicable.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2011, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$149	—	—	149
Mutual funds — Growth	682	—	—	682
Mutual funds — Blend	1,798	—	—	1,798
Mutual funds — Foreign blend	743	—	—	743
Mutual funds — Fixed income	––	638	—	638

Total short-term investments in deferred compensation plan	3,372	638	—	4,010
Other investments:
Cash	45	—	—	45
Stocks, options and ETF’s	428	—	—	428

Total other investments	473	—	—	473
Foreign currency contracts	—	42	––	42

Total assets	$3,845	680	—	4,525

Liabilities:
Deferred compensation plan liability	$—	(4,077)	—	(4,077)
Embedded derivative	—	—	(79)	(79)

Total liabilities	$—	(4,077)	(79)	(4,156)

(1)	Unrealized holding gains (losses) for the fiscal year ended October 30, 2011, October 31, 2010 and November 1, 2009 were $(0.1) million, $0.4 million and $0.9 million, respectively.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of October 30, 2011, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	—	2,500	2,500

Total assets	$—	—	2,500	2,500

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of October 30, 2011, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of October 30, 2011.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 31, 2010, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:
Money market	$366	—	—	366
Mutual funds — Growth	394	—	—	394
Mutual funds — Blend	1,595	—	—	1,595
Mutual funds — Foreign blend	637	—	—	637
Mutual funds — Fixed income	746	—	—	746

Total short-term investments in deferred compensation plan	3,738	—	—	3,738

Total assets	$3,738	—	—	3,738

Liabilities:
Deferred compensation plan liability	$(3,920)	—	—	(3,920)
Embedded derivative	—	—	(104)	(104)

Total liabilities	$(3,920)	—	(104)	(4,024)

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of October 31, 2010, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	—	3,740	3,740

Total assets	$—	—	3,740	3,740

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of October 31, 2010, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of October 31, 2010.

The following table summarizes the activity in Level 3 financial instruments during fiscal 2011 and 2010:

Embedded derivative
Balance at November 1, 2009	$(1,041)
Unrealized gains(1)	937

Balance at October 31, 2010	$(104)
Unrealized gains(1)	25

Balance at October 30, 2011	$(79)

(1)	Unrealized gains on the embedded derivative are recorded net in other income in the Consolidated Statements of Operations during the fiscal year ended October 30, 2011, October 31, 2010 and November 1, 2009.

17. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax benefit for the fiscal years ended 2011, 2010 and 2009, consisted of the following (in thousands):

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Current:
Federal	$207	$(15,506)	$(28,706)
State	(312)	2,133	(1,366)

Total current	(105)	(13,373)	(30,072)
Deferred:
Federal	(6,183)	123	(23,545)
State	(109)	(80)	(3,296)

Total deferred	(6,292)	43	(26,841)

Total benefit	$(6,397)	$(13,330)	$(56,913)

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.0%	1.5%	3.3%
Non-deductible goodwill impairment	—	—	(27.0)%
Canadian valuation allowance	1.2%	0.1%	(0.1)%
Non-deductible interest expense	—	—	(0.2)%
Production activities deduction	––	(2.5)%	—
Premium on Convertible Notes exchange offer	—	—	(4.1)%
Recognition of tax benefit previously deemed to be uncertain
Other	(1.1)%	(0.9)%	0.1%

Effective tax rate	39.1%	33.2%	7.0%

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2011 and 2010 are as follows (in thousands):

	As of October 30, 2011	As of October 31, 2010
Deferred tax assets:
Inventory obsolescence	$968	$969
Bad debt reserve	1,665	1,128
Accrued and deferred compensation	13,677	11,755
Accrued insurance reserves	1,820	1,446
Deferred revenue	7,453	7,340
Net operating loss carryover	11,166	6,936
Depreciation and amortization	266	530
Deferred financing costs	1,380	1,924
Pension	3,777	1,574
Other reserves	163	41

Total deferred tax assets	42,335	33,643
Less valuation allowance	(5,417)	(5,192)

Net deferred tax assets	36,918	28,451
Deferred tax liabilities:
Depreciation and amortization	(22,482)	(23,022)
Pension	—	—
Other	(1,344)	(1,275)

Total deferred tax liabilities	(23,826)	(24,297)

Total deferred tax asset	$13,092	$4,154

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

As of October 30, 2011, the $11.2 million net operating loss carryforward consisted of $5.1 million for foreign loss carryforward, $4.0 million for U.S. federal loss carryforward and $2.1 million for U.S. state loss carryforward. The U.S. federal net operating loss carried forward is the fiscal 2011 taxable loss which is approximately $10.3 million and represents $4.0 million of deferred tax asset. This loss will expire, if unused, by fiscal 2031. As of October 30, 2011, we have deferred tax assets of $2.1 million related to state net operating loss carryforwards which will expire in 3 to 20 years, if unused.

We expect to generate sufficient operating profits in future periods to fully utilize our net deferred tax assets of $13.1 million. In evaluating our expectations, we have evaluated a variety of factors including multiple industry sources citing continued growth in the nonresidential construction market into 2012 and 2013, our continued market strength in the commercial and industrial subsectors of the nonresidential market that are experiencing growth above that of the overall nonresidential construction market and our internal forecast projections which we believe will continue the profitable trends experienced in the third and fourth quarters of fiscal 2011. Our expectations could change in the near term if nonresidential construction fails to continue its projected recovery. In the event our operating results or expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

As of October 30, 2011, our foreign operations have a net operating loss carryforward of approximately $17.6 million, representing $5.1 million of the $11.2 million deferred tax asset related to net operating loss carryovers, that will start to expire in fiscal 2025, if unused. The utilization of these foreign losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended October 30, 2011, October 31, 2010 and November 1, 2009 (in thousands):

	October 30, 2011	October 31, 2010	November 1, 2009
Beginning balance	$5,192	$5,018	$4,972
Additions	225	174	46

Ending balance	$5,417	$5,192	$5,018

Uncertain tax positions

The total amount of unrecognized tax benefits at October 30, 2011 was $0.3 million, of which $0.3 million would impact the Company’s effective tax rate, if recognized. The total amount of unrecognized tax benefit at October 31, 2010 was $0.5 million, of which $0.5 million would impact the Company’s effective tax rate if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2011 and 2010 (in thousands):

	October 30, 2011	October 31, 2010
Unrecognized tax benefits at beginning of year	$462	$685
Additions for tax positions related to prior years	19	29
Reductions due to lapse of applicable statute of limitations	(209)	(252)

Unrecognized tax benefits at end of year	$272	$462

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of October 30, 2011.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. The Internal Revenue Service is currently auditing our income tax returns for the 2008, 2009 and 2010 fiscal years. Our tax years are closed with the IRS through the year ended October 28, 2007 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	October 30, 2011	October 31, 2010
Foreign exchange translation adjustments, net of tax	$568	$587
Defined benefit pension plan, net of tax	(6,058)	(2,524)
Foreign currency derivative, net of tax	5	—

Accumulated other comprehensive loss	$(5,485)	$(1,937)

19. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest paid, taxes paid and non-cash dividends and accretion in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	October 30, 2011	October 31, 2010	November 1, 2009
Interest paid, net of amounts capitalized	$11,059	$13,683	$18,445
Taxes paid (refunded)	(14,519)	(26,332)	5,645
Non-cash dividends and accretion	(17,080)	(34,055)	—

In October 2009, we completed an exchange offer to acquire our existing $180 million aggregate principal amount 2.125% convertible senior subordinated notes due 2024 (the “Convertible Notes”) in exchange for a combination of $500 in cash and 78 shares of NCI common stock for each $1,000 of Convertible Notes tendered and not withdrawn, with approximately 99.9% of the outstanding Convertible Notes tendered and not withdrawn as of the expiration of the offer and by which we subsequently accepted. This resulted in a non-cash reclassification from long-term debt to stockholders’ equity on our consolidated balance sheet as we issued approximately 14.0 million shares. See further discussion of these Convertible Notes in Note 11 — Long-term Debt and Note Payable.

The dividends on the Convertible Preferred Stock accrue and accumulate on a daily basis and are included in the liquidation preference. Accrued dividends are recorded into Convertible Preferred Stock on the accompanying Consolidated Balance Sheet. Dividends are accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $14.4 million and $31.4 million during fiscal 2011 and 2010, respectively.

20. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 30, 2011, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2012	$3,560
2013	2,082
2014	1,033
2015	598
2016	498
Thereafter	829

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2011, 2010 and 2009 was $10.0 million, $10.3 million and $11.9 million, respectively.

21. STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. Although we did not repurchase any shares of our common stock during fiscal 2011 and 2010, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’

Equity. At October 30, 2011, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Amended Credit Agreement and ABL Facility apply certain limitations on our repurchase of shares of our common stock.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, November 1, 2009	—	$—
Purchases	0	381
Retirements	(0)	(381)

Balance, October 31, 2010	—	$—
Purchases	124	1,477
Retirements	—	—

Balance, October 30, 2011	124	$1,477

22. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match employee contributions up to 6% of a participant’s pre-tax deferral of eligible compensation into the plan. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary, and matching contributions were temporarily suspended. Effective July 1, 2011, the matching contributions to the Savings Plan were resumed and allowed us the discretion to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended October 30, 2011 and November 1, 2009 were $0.7 million and $0.8 million, respectively, for matching contributions to the Savings Plan. No matching contributions were made to the Savings Plan during fiscal 2010.

As a result of the economic downturn and restructuring, we have determined our Savings Plan has experienced a partial plan termination which, as defined by the IRS, is a significant reduction in the workforce. As a result, the affected employee participants of the Savings Plan become fully vested in company-matching contributions upon termination. As of October 30, 2011 and October 31, 2010, the impact of this partial plan termination was immaterial, excluding the impact of the employer contributions.

Deferred Compensation Plan — On October 23, 2006, the board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, mirrors our 401(k) profit sharing plan matching levels based on our Company’s performance. On February 27, 2009, restoration matching contributions were indefinitely suspended, effective January 1, 2009. Effective July 1, 2011, the restoration match for the deferred compensation plan resumed. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. Any unvested matching contributions in a participant’s Deferred Compensation Plan account became vested upon consummation of the Equity Investment on October 20, 2009. In addition, the Deferred Compensation Plan also permitted participants to have their account balances paid out upon a change of control which reduced the rabbi trust assets and corresponding liability by $2.6 million on October 28, 2009. As of October 30, 2011 and October 31, 2010, the liability balance of the Deferred Compensation Plan is $4.1 million and $3.9 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $4.0 million and $3.7 million at October 30, 2011 and October 31, 2010, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

Defined Benefit Plan — As a result of the closing of the RCC acquisition on April 7, 2006, we assumed a defined benefit plan (the “RCC Pension Plan”). Benefits under the RCC Pension Plan are primarily based on years of service and the employee’s compensation. The RCC Pension Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Pension Plan are invested in broadly diversified portfolios of government obligations, hedge funds, mutual funds, stocks, bonds and fixed income securities. In accordance with ASC 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Pension Plan and recorded the difference between these two amounts as an assumed liability.

As a result of the economic downturn and restructuring, we have determined our RCC Pension Plan has experienced a partial plan termination, defined by the IRS as a significant reduction in force. As a result, the affected employee participants become fully vested upon termination. However, the RCC Pension Plan is frozen, therefore, accrued benefits are already fully vested. As of October 30, 2011 and October 31, 2010, the impact of this partial plan termination was immaterial.

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

The following table reconciles the change in the benefit obligation for the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 30, 2011	October 31, 2010
Accumulated benefit obligation	$48,207	$44,697

Projected benefit obligation — beginning of fiscal year	$44,697	$46,091
Interest cost	2,020	2,534
Benefit payments	(3,413)	(4,165)
Actuarial losses	4,903	237

Projected benefit obligation — end of fiscal year	$48,207	$44,697

Actuarial assumptions used to determine benefit obligations were as follows:

	October 30, 2011	October 31, 2010
Assumed discount rate	4.35%	4.75%

The following table reconciles the change in plan assets of the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 30, 2011	October 31, 2010
Fair value of assets — beginning of fiscal year	$39,981	$39,474
Actual return on plan assets	1,544	4,672
Company contributions	93	—
Benefit payments	(3,413)	(4,165)

Fair value of assets — end of fiscal year	$38,205	$39,981

The following table sets forth the funded status of the RCC Pension Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	October 30, 2011	October 31, 2010
Fair value of assets	$38,205	$39,981
Benefit obligation	48,207	44,697

Funded status	$(10,002)	$(4,716)
Unrecognized actuarial loss	9,912	4,186
Unrecognized prior service cost	(78)	(87)

Accrued benefit cost	$(168)	$(617)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	October 30, 2011	October 31, 2010
Unrecognized actuarial loss	9,912	4,186
Unrecognized prior service cost	(78)	(87)

Total	$9,834	$4,099

The following table sets forth the components of the net periodic benefit income (in thousands):

	October 30, 2011	October 31, 2010
Interest cost	$2,020	$2,534
Expected return on assets	(2,368)	(2,363)
Amortization of prior service cost	(9)	(9)
Amortization of loss	—	171

Net periodic benefit cost (income)	$(357)	$333

The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	October 30, 2011	October 31, 2010
Net actuarial loss (gain)	$5,727	$(2,071)
Amortization of net actuarial loss	—	(171)
Amortization of prior service credit	9	9

Total recognized in other comprehensive income (loss)	$5,736	$(2,233)

The estimated amortization payments for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement (in thousands):

October 30, 2011
Amortization of prior service cost	(9)
Amortization of loss	641

Total estimated amortized payments	$632

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2011	Fiscal 2010
Assumed discount rate	4.75%	5.75%
Expected rate of return on plan assets	7.0%	7.0%

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

The weighted-average asset allocations by asset category are as follows:

Investment Type	October 30, 2011	October 31, 2010
Equity securities	28%	28%
Debt securities	47	42
Hedge funds	8	13
Cash and cash equivalents	5	1
Real estate	4	5
Other	8	11

Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Pension Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Pension Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 44% US bonds, 13% alpha strategies (hedge funds), 16% large cap US equities, 5% small cap US equities, 4% real estate investment trusts, 8% foreign equity, 4% emerging markets and 6% commodity futures.

The table below presents the fair values of the assets in our RCC Pension Plan at October 30, 2011 and October 31, 2010, by asset category and by levels of fair value as further defined in Note 16 — Fair Value of Financial Instruments and Fair Value Measurements.

	October 30, 2011
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$1,829	—	—	1,829
Mutual funds:
Growth funds(1)	1,337	—	—	1,337
Real estate funds(2)	1,619	—	—	1,619
Commodity linked funds(3)	2,036	—	—	2,036
Government securities(4)	—	10,694	—	10,694
Corporate bonds(5)	—	6,736	—	6,736
Common/collective trusts(6)	—	10,915	—	10,915
Partnerships/Joint venture interest(7)	—	—	3,039	3,039

Total as of October 30, 2011	$6,821	28,345	3,039	38,205

	October 31, 2010
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$602	—	—	602
Mutual funds:
Growth funds(1)	1,848	—	—	1,848
Real estate funds(2)	1,863	—	—	1,863
Commodity linked funds(3)	2,452	—	—	2,452
Government securities(4)	—	9,827	—	9,827
Corporate bonds(5)	—	6,584	—	6,584
Common/collective trusts(6)	—	11,584	—	11,584
Partnerships/Joint venture interest(7)	—	—	5,221	5,221

Total as of October 31, 2010	$6,765	27,995	5,221	39,981

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.
(2)	The portfolio is constructed of Real Estate Investment Trusts (“REITs”) with the potential to provide strong and consistent earnings growth. Eligible investments for the portfolio include publicly traded equity REITs, Real Estate Operating Companies, homebuilders and commercial REITs. The portfolio invests across various sectors and is geographically diverse to manage potential risk.
(3)	The strategy seeks to replicate a diversified basket of commodity futures consistent with the composition of the Dow Jones UBS Commodity index. The strategy is defined to be a hedge against risking inflation and from time to time will allocate a portion of the portfolio to inflation-protected securities and other fixed income securities.
(4)	These holdings represent fixed-income securities issued and backed by the full faith of the United States government. The strategy is designed to lengthen duration to match the duration of the pension plan liabilities.
(5)	These holdings represent fixed-income securities with varying maturities diversified by issuer, sector and industry. At the time of purchase, the securities must be rated investment grade. This strategy is also taken into consideration with the government bond holdings when matching duration of the liabilities.
(6)	The collective trusts seek long-term growth of capital through index replication strategies designed to match the holdings of the S&P 500, Russell 2000 and MSCI EAFE.
(7)	The strategy seeks long-term growth of capital through a diversified hedge fund of fund offering. The hedge fund of fund will be diversified by strategy and firm seeking bond-like volatility over a full market cycle. When observable prices are not available for these securities, the value is based on a market approach, as defined in the authoritative guidance on fair value measurements, to evaluate the fair value of such Level 3 instruments.

The following table summarizes the fair value activity of partnerships/joint venture interest in the RCC Pension Plan in Level 3 during fiscal 2011:

October 30, 2011
Beginning balance	$5,221
Purchases, sales and settlements, net	(2,250)
Actual return on plan assets	68

Ending balance	$3,039

We expect to contribute $1,607,000 to the RCC Pension Plan in fiscal 2012.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2012	$4,015
2013	3,831
2014	3,860
2015	3,632
2016	3,524
2017-2020	16,975

23. BUSINESS SEGMENTS

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

The following table represents summary financial data attributable to these business segments for the periods indicated (in thousands):

	2011	2010	2009
Total sales:
Metal coil coating	$201,098	$181,874	$169,897
Metal components	437,655	415,857	458,734
Engineered building systems	548,594	490,746	538,938
Intersegment sales	(227,770)	(217,951)	(202,317)

Total net sales	$959,577	$870,526	$965,252

External sales:
Metal coil coating	$75,394	$65,240	$53,189
Metal components	353,797	328,077	389,132
Engineered building systems	530,386	477,209	522,931

Total net sales	$959,577	$870,526	$965,252

Operating income (loss):
Metal coil coating	$17,944	$16,166	$(99,689)
Metal components	20,643	26,791	(130,039)
Engineered building systems	13,011	(18,438)	(389,007)
Corporate	(53,225)	(49,106)	(64,583)

Total operating income (loss)	$(1,627)	$(24,587)	$(683,318)
Unallocated other expense	(14,720)	(15,620)	(124,391)

Loss before income taxes	$(16,347)	$(40,207)	$(807,709)

Depreciation and amortization:
Metal coil coating	$4,647	$5,242	$5,483
Metal components	8,986	9,130	9,299
Engineered building systems	13,161	13,701	14,838
Corporate	6,420	6,431	3,911

Total depreciation and amortization expense	$33,214	$34,504	$33,531

Capital expenditures:
Metal coil coating	$1,431	$6,308	$1,865
Metal components	13,017	3,830	14,726
Engineered building systems	2,847	1,328	1,347
Corporate	3,745	2,564	3,719

Total capital expenditures	$21,040	$14,030	$21,657

Property, plant and equipment, net:
Metal coil coating	$34,771	$37,229
Metal components	87,664	83,807
Engineered building systems	59,546	66,078
Corporate	26,533	27,339

Total property, plant and equipment, net	$208,514	$214,453

Total assets as of fiscal year end 2011 and 2010:
Metal coil coating	$55,509	$57,137
Metal components	175,906	167,542
Engineered building systems	206,232	208,232
Corporate	123,507	127,613

	$561,154	$560,524

24. CONTINGENCIES

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

Trial began on July 5, 2011 and concluded on July 21, 2011. On July 22, 2011, a jury returned a verdict on all counts in favor of the Company. Additionally, the jury found in favor of the Company on our direct customer’s claims for breach of contract, breach of implied warranties, fraud, violations of the Texas Deceptive Trade Practices Act, tortious interference, business disparagement, strict products liability, and negligent design, manufacture and marketing. Further, the jury found in favor of the Company on the end-users’ claims for breach of implied warranties, violations of the Texas Deceptive Trade Practices Act, strict products liability and negligent design, manufacturing and marketing. On August 26, 2011, the district court judge entered final judgment against our direct customer awarding the Company approximately (i) $0.4 million owed for materials that were delivered but not paid by our direct customer, (ii) approximately $0.3 million in attorneys’ fees, (iii) approximately $0.2 million in prejudgment interest, and (iv) up to $0.125 million in the event this lawsuit is appealed. A notice of appeal was filed by our direct customer on October 12, 2011.

As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability, general liability and workers compensation. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial position taken as a whole.

25. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2011
Sales	$190,086	$225,565	$262,138	$281,788
Gross profit	$33,545	$50,813	$56,883	$59,192
Net income (loss)	$(12,725)	$(3,229)	$2,593	$3,411
Net loss applicable to common shares(2)	$(20,741)	$(9,249)	$(13,077)	$(4,399)
Loss per common share:(1)
Basic	$(1.14)	$(0.51)	$(0.71)	$(0.24)
Diluted	$(1.14)	$(0.51)	$(0.71)	$(0.24)
FISCAL YEAR 2010
Sales	$182,207	$201,573	$245,292	$241,454
Gross profit	$32,438	$40,663	$50,357	$46,357
Net loss	$(10,486)	$(7,656)	$(3,299)	$(5,436)
Net loss applicable to common shares(3)	$(18,807)	$(257,345)	$(16,519)	$(18,556)
Loss per common share:(1)
Basic	$(1.04)	$(14.15)	$(0.90)	$(1.01)
Diluted	$(1.04)	$(14.15)	$(0.90)	$(1.01)

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
(2)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $1.8 million, $(0.2) million, $6.5 million and $1.4 million for the first, second, third and fourth quarters of fiscal 2011, respectively.
(3)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $0.2 million, $241.3 million, $4.6 million and $4.2 million for the first, second, third and fourth quarters of fiscal 2010, respectively.

The quarterly income (loss) amounts were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2011
Restructuring charges	$—	$—	$575	$(283)
Asset (impairments) recovery	—	—	93	(1,214)
Pre-acquisition contingency adjustments	(252)	—	—	—
Increase in actuarial determined general liability self-insurance reserve	(1,101)	(1,297)	—	—

Total special charges in operating income (loss)	$(1,353)	$(1,297)	$668	$(1,497)

FISCAL YEAR 2010
Restructuring charges	$(524)	$(829)	$(551)	$(1,628)
Asset (impairments) recovery	(1,029)	116	64	(221)
Pre-acquisition contingency adjustments	—	—	—	(178)

Total special charges in operating income (loss)	$(1,553)	$(713)	$(487)	$(2,027)

26. SUBSEQUENT EVENT

On December 9, 2011, we entered into a second Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions.

The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

In view of the December 9, 2011 Mutual Waiver and Consent, the Dividend Payment Committee of the board of directors declared and directed the payment of the December 15, 2011 dividend on the Preferred Shares in-kind at the reduced rate of 8% per annum. As a result of accruing the dividend at the stated 12% rate, and subsequently agreeing to the lower 8% rate, the Company will record a dividend accrual reversal of $1.4 million in the first quarter of fiscal 2012 related to dividends accrued between September 16, 2011 and October 30, 2011. Similarly, the Company will record a beneficial conversion feature reversal of $0.5 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and October 30, 2011.

On December 15, 2011, the Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,833.4913 shares of Convertible Preferred Stock for the period from September 16, 2011 to December 15, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 70.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 23, 2012 is incorporated by reference herein.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 23, 2012 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 23, 2012 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 23, 2012 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 23, 2012 is incorporated by reference herein.

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

Date: December 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date

/s/ NORMAN C. CHAMBERS Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2011

/s/ MARK E. JOHNSON Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 21, 2011

/s/ RICHARD ALLEN Richard Allen	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 21, 2011

* Kathleen J. Affeldt	Director	December 21, 2011

* James G. Berges	Director	December 21, 2011

* Gary L. Forbes	Director	December 21, 2011

* John J. Holland	Director	December 21, 2011

* Lawrence J. Kremer	Director	December 21, 2011

* George Martinez	Director	December 21, 2011

* Nathan K. Sleeper	Director	December 21, 2011

* Jonathan L. Zrebiec	Director	December 21, 2011

*By:	/s/ NORMAN C.CHAMBERS
Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)

2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)

2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)

2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)

2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)

2.10	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)

2.11	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)

2.12	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws of NCI Building Systems, Inc., effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

3.6	Certificate of Designations, preferences, limitations and relative rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.7	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.8	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)

4.2	Credit Agreement, dated June 18, 2004, by and among NCI, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the several lenders named therein (filed as Exhibit 4.1 to NCI’s Form 10-Q/A, filed with the SEC on September 16, 2004, amending its quarterly report on Form 10-Q for the quarter ended July 31, 2004 and incorporated by reference herein)

4.3	First Amendment to Credit Agreement, dated as of November 9, 2004, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.4	Second Amendment to Credit Agreement, dated as of October 14, 2005, between NCI Building Systems, Inc, as borrower, certain of its subsidiaries, as guarantors, Wachovia National Bank, National Association, as administrative agent and lender, and the several lenders named therein (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 14, 2005 and incorporated by reference herein)

4.5	Third Amendment, dated April 7, 2006, to Credit Agreement, dated June 18, 2004, by and among NCI Building Systems, Inc. as borrower, certain of its subsidiaries, as guarantors, Wachovia Bank, National Association, as administrative agent and lender, and the several lenders parties thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated April 7, 2006 and incorporated by reference herein)

4.6	Indenture, dated November 16, 2004, by and among NCI, and The Bank of New York (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated November 16, 2004 and incorporated by reference herein)

4.7	Amended Credit Agreement, dated as of October 20, 2009, among the Company, as borrower, Wachovia Bank, National Association, as administrative agent and collateral agent and the several lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.8	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.9	Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)

4.10	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.11	Guarantee and Collateral Agreement, dated as of October 20, 2009 by the Company and certain of its subsidiaries in favor of Wachovia Bank, National Association as administrative agent and collateral agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.12	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.13	Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)

*10.3	Amended and Restated Bonus Program, as amended and restated as of December 5, 2011

†10.4	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.5	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)

†10.6	2003 Long-Term Stock Incentive Plan, as amended and restated March 12, 2009 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held March 12, 2009 and incorporated by reference herein)

†10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.8	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.9	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)

†10.13	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)

†10.14	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on
Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)

†10.15	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)

†10.16	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson (filed as Exhibit 10.16 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)

†10.17	Amended and Restated NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2007) (filed as Exhibit 10.23 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2006 and incorporated by reference herein)

†10.18	First Amendment to the NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective October 20, 2009) (filed as Exhibit 10.18 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)

†10.19	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)

†10.20	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)

†10.21	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)

†10.22	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

10.23	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and incorporated by reference herein)

10.24	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 12, 2011 and incorporated by reference herein)

*21.1	List of Subsidiaries

*23.1	Consent of Independent Registered Public Accounting Firm

*24.1	Powers of Attorney

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements