Form 10-Q
period 2012-01-29
NCI BUILDING SYSTEMS INC
filed 2012-03-07
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value-20,386,949 shares as of March 2, 2012

PART I— FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 29, 2012	October 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,706	$78,982
Restricted cash	2,837	2,836
Accounts receivable, net	79,722	95,381
Inventories, net	102,055	88,531
Deferred income taxes	20,168	20,405
Income tax receivable	1,123	1,272
Investments in debt and equity securities, at market	4,228	4,483
Prepaid expenses and other	14,916	14,847
Assets held for sale	4,875	4,874

Total current assets	296,630	311,611

Property, plant and equipment, net	208,659	208,514
Goodwill	5,200	5,200
Intangible assets, net	23,739	24,254
Other assets	10,387	11,575

Total assets	$544,615	$561,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$––	$292
Accounts payable	79,322	88,158
Accrued compensation and benefits	30,320	34,616
Accrued interest	346	1,309
Other accrued expenses	47,031	49,668

Total current liabilities	157,019	174,043

Long-term debt	130,199	130,699
Deferred income taxes	7,378	7,312
Other long-term liabilities	10,076	10,081

Total long-term liabilities	147,653	148,092

Series B cumulative convertible participating preferred stock	280,558	273,950
Redeemable common stock	179	759
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,628,539 and 19,954,323 shares issued at January 29, 2012 and October 30, 2011, respectively; 20,350,584 and 19,829,898 shares outstanding at January 29, 2012 and October 30, 2011, respectively	924	924
Additional paid-in capital	233,148	237,244
Accumulated deficit	(266,307)	(266,896)
Accumulated other comprehensive loss	(5,579)	(5,485)
Treasury stock, at cost (277,955 shares and 124,425 shares at January 29,2012 and October 30, 2011, respectively)	(2,980)	(1,477)

Total stockholders’ deficit	(40,794)	(35,690)

Total liabilities and stockholders’ deficit	$544,615	$561,154

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Sales	$243,603	$190,086
Cost of sales	189,981	156,541

Gross profit	53,622	33,545
Engineering, selling, general and administrative expenses	49,337	47,681

Income (loss) from operations	4,285	(14,136)
Interest income	28	47
Interest expense	(3,324)	(4,224)
Other income, net	26	579

Income (loss) before income taxes	1,015	(17,734)
Provision (benefit) for income taxes	426	(5,009)

Net income (loss)	$589	$(12,725)
Convertible preferred stock dividends and accretion	6,608	6,230
Convertible preferred stock beneficial conversion feature	4,020	1,786

Net loss applicable to common shares	$(10,039)	$(20,741)

Loss per common share:
Basic	$(0.54)	$(1.14)

Diluted	$(0.54)	$(1.14)

Weighted average number of common shares outstanding:
Basic	18,693	18,149
Diluted	18,693	18,149

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Cash flows from operating activities:
Net income (loss)	$589	$(12,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,371	8,449
Share-based compensation expense	1,972	1,685
(Gain) loss on sale of property, plant and equipment	2	(18)
Provision for doubtful accounts	(6)	457
Provision (benefit) from deferred income taxes	292	(5,035)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,204	19,523
Inventories	(13,524)	(2,062)
Income tax receivable	174	366
Prepaid expenses and other	591	(642)
Accounts payable	(8,836)	(6,990)
Accrued expenses	(7,987)	(2,892)
Other, net	(47)	(448)

Net cash used in operating activities	(4,205)	(332)

Cash flows from investing activities:
Capital expenditures	(5,770)	(2,247)
Proceeds from sale of property, plant and equipment	25	41

Net cash used in investing activities	(5,745)	(2,206)

Cash flows from financing activities:
Decrease of restricted cash	(1)	(2)
Excess tax benefits from share-based compensation arrangements	—	464
Payments on term loan	(500)	(2,750)
Payments on note payable	(292)	(289)
Payment of financing costs	(25)	(50)
Payment of cash dividends on convertible preferred stock	––	(5,550)
Purchase of treasury stock	(1,503)	(1,478)

Net cash used in financing activities	(2,321)	(9,655)

Effect of exchange rate changes on cash and cash equivalents	(5)	(10)
Net decrease in cash and cash equivalents	(12,276)	(12,203)
Cash and cash equivalents at beginning of period	78,982	77,419

Cash and cash equivalents at end of period	$66,706	$65,216

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 29, 2012

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three month period ended January 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2012. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

We use a four-four-five week calendar each quarter with our year end being on the Sunday closest to October 31. The year end for fiscal 2012 is October 28, 2012.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) on December 21, 2011.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. We do not believe the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which indefinitely deferred the guidance related to the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. These amendments are to be applied retrospectively. We will adopt ASU 2011-05 and ASU 2011-12 in our first quarter of fiscal 2013 and we believe its adoption will not have any impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. We will adopt ASU 2011-04 in our second fiscal quarter ended April 29, 2012. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

NOTE 3 — RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a cash bank account securing our agent bank. As of both January 29, 2012 and October 30, 2011, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit for certain insurance policies, exclusive of letters of credit under our ABL Facility. Restricted cash is classified as a current asset as the underlying letters of credit expire within one year of the respective balance sheet date.

NOTE 4 — INVENTORIES

The components of inventory are as follows (in thousands):

	January 29, 2012	October 30, 2011
Raw materials	$74,933	$62,801
Work in process and finished goods	27,122	25,730

	$102,055	$88,531

NOTE 5 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of January 29, 2012 and January 30, 2011, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

During the three month periods ended January 29, 2012 and January 30, 2011, we granted 92,832 and 121,669 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2012 and fiscal 2011 was $5.12 and $5.78, respectively.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended January 29, 2012 and January 30, 2011, we granted restricted stock awards with a fair value of $6.8 million or 663,929 shares and $6.2 million or 515,053 shares, respectively.

NOTE 6 — LOSS PER COMMON SHARE

Basic loss per common share is computed by dividing net loss allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(10,039)	$(20,741)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,693	18,149

Basic and Diluted loss per common share	$(0.54)	$(1.14)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three month periods ended January 29, 2012 and January 30, 2011 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of January 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 47.5 million and 46.6 million shares of Common Stock, respectively.

For both three month periods ended January 29, 2012 and January 30, 2011, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 7 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both January 29, 2012 and October 30, 2011. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs.

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Beginning balance	$17,941	$16,977
Warranties sold	631	643
Revenue recognized	(431)	(393)
Costs incurred and other	––	(289)

Ending balance	$18,141	$16,938

NOTE 8 — LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	January 29, 2012	October 30, 2011
Amended Credit Agreement, due April 2014 (interest at 6.5% at January 29, 2012 and 8.0% at October 30, 2011)	$130,199	$130,699
Asset-Based Lending Facility, due April 2014 (interest at 4.75%)	––	—

	130,199	130,699
Current portion of long-term debt	—	—

Total long-term debt, less current portion	$130,199	$130,699

Amended Credit Agreement

On October 20, 2009, we entered into the Amended Credit Agreement (the “Amended Credit Agreement”), pursuant to which we repaid $143.3 million of the $293.3 million in principal amount of term loans outstanding under such credit agreement and modified the terms and maturity of the remaining $150.0 million balance. The terms of the term loan require quarterly principal payments in an amount equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter and a final payment of approximately $136.3 million at maturity on April 20, 2014. However, we have made mandatory and optional prepayments on the Amended Credit Agreement and these prepayments are allowed to be applied against the remaining required quarterly principal payments. As a result, we are not required to make any additional quarterly principal payments for the remaining term of the term loan, although we intend to continue to make voluntary prepayments.

The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant).

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

The Amended Credit Agreement did not require financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA was to be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through January 29, 2012, the leverage ratio covenant has been deferred until the first quarter of fiscal 2013. The prepayments that have been made can be applied to continuously defer covenant requirements and are not reduced unless the Company’s actual leverage ratios are above the maximum requirement for a given period. Although our Amended Credit Agreement did not require any financial covenant compliance, at January 29, 2012 and October 30, 2011, our consolidated leverage ratio as of those dates was 1.53 and 2.27, respectively.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the Amended Credit Agreement requires mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ended on or after October 31, 2010, unless a specified leverage ratio target is met.

The Amended Credit Agreement limited our ability to pay cash dividends on or prior to October 31, 2010 after which time we were permitted to pay dividends in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the cumulative consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of January 29, 2012. Each quarterly dividend payment on the Convertible Preferred Stock cannot be split between cash and payment-in-kind.

The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. To date, we have selected LIBOR interest rates. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 was 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement. Since October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. Based on our leverage ratio at January 29, 2012, the applicable margin in the second quarter of fiscal 2012 will be 4.5%.

ABL Facility

On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $82.4 million and $87.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both January 29, 2012 and October 30, 2011. In addition, at both January 29, 2012 and October 30, 2011, standby letters of credit totaling approximately $6.4 million were issued under the ABL Facility related to certain insurance policies.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduced the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points. It also relaxes the prohibitions against making restricted payments or paying cash dividends, including on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied. However, these prohibitions are second to the cash restricted payment limitations on the Amended Credit Agreement discussed above.

The obligations of the borrowers under the ABL Facility are guaranteed by us and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the ABL Facility. Our obligations under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC, as administrative agent.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at January 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.11 to one and 0.37 to one, respectively.

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

Deferred Financing Costs

At January 29, 2012 and October 30, 2011, the unamortized balance in deferred financing costs was $10.4 million and $11.6 million, respectively.

NOTE 9 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At January 29, 2012 and October 30, 2011, the CD&R Funds own 70.0% and 70.1%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

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

Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility. The Company’s Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of January 29, 2012.

Each quarterly dividend payment on the Convertible Preferred Stock cannot be split between cash and payment-in-kind. The Company’s ABL Facility, among other potentially available baskets, permits the Company to pay cash dividends, including on the Convertible Preferred Stock, up to $6.5 million each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied.

If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., April 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events), for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in the Company’s Amended Credit Agreement and ABL Facility, the dividends for each quarter of fiscal 2010 were paid in-kind, at a pro rata rate of 12% per annum. The dividends for the December 15, 2010 and March 15, 2011 dividend payments were paid in cash and the dividends for the June 15, 2011 dividend payment was paid in-kind at a pro rata rate of 12% per annum. As a result of the two Consent and Waiver Agreements (discussed below), the September 15, 2011 and December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum. See Note 8—Long-term Debt for more information on our Amended Credit Agreement and ABL Facility.

At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, the Company accrues dividends daily based on the 12% rate and if and when the Company determines the dividends will be paid at a different rate due to either cash payment on the applicable dividend payment date or obtaining a waiver, the Company will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual. However, we currently cannot pay dividends in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of January 29, 2012.

The dividend rate will increase by up to 6% per annum above the rates described in the preceding paragraphs upon and during certain defaults specified in the Certificate of Designations involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock to effect the conversion.

On the dividend payment date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of the Company’s Amended Credit Agreement and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. We currently cannot pay this dividend in cash because the Company’s Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which the Company used $11.0 million as of January 29, 2012. Each quarterly dividend payment on the Convertible Preferred Stock cannot be split between cash and payment-in-kind.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

On December 9, 2011, the Company entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of the Company’s issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions. The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

In view of the December 9, 2011 Mutual Waiver and Consent, the Preferred Dividend Payment Committee of the board of directors declared and directed the payment of the December 15, 2011 dividend on the Preferred Shares in-kind at the reduced rate of 8% per annum. As a result, a dividend of 5,833.4913 Preferred Shares was paid to the holders of Convertible Preferred Stock for the period from September 16, 2011 to December 15, 2011. As a result of accruing the dividend at the stated 12% rate, and subsequently paying the lower 8% rate, the Company recorded a dividend accrual reversal of $2.9 million in the first quarter of fiscal 2012 related to dividends accrued between September 16, 2011 and December 15, 2011. Similarly, the Company recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction.

On December 15, 2010, the Preferred Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.55 million cash dividend at the rate of 8% per annum. As a result of paying an 8% cash dividend, we recorded a dividend accrual reversal of $2.5 million in the first quarter of fiscal 2011 related to dividends accrued in excess of 8% between September 16, 2010 and December 15, 2010. In addition, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to the paid-in-kind dividends accrued between September 16, 2010 and December 15, 2010.

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

The initial conversion price of the Convertible Preferred Stock was equal to $6.3740. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price.

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

Accounting for Convertible Preferred Stock

The Convertible Preferred Stock balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	688
Accrued paid-in-kind dividends(1)	8,837
Reversal of additional 4% accrued dividends(2)	(2,917)

Subtotal		6,608

Balance as of January 29, 2012		$280,558

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend payment date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2011 to December 15, 2011.

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both January 29, 2012 and October 30, 2011, the fair value carrying amount of the embedded derivative was $0.1 million.

Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At January 29, 2012 and October 30, 2011, all of the potentially 47.5 million and 46.6 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

As of January 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 47.5 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740. In addition, the Company recorded a $5.1 million and $6.9 million beneficial conversion feature charge, prior to any applicable reversal, in the three month periods ended January 29, 2012 and January 30, 2011, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. As a result of accruing dividends at the stated 12% rate, and subsequently paying the lower 8% rate agreed to in the Mutual Waiver and Consent, we recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction. As a result of paying an 8% cash dividend in the first quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to beneficial conversion feature charges between September 16, 2010 and December 15, 2010. In addition, the Company expects to recognize additional beneficial conversion feature charges on paid-in-kind dividends to the extent that the Preferred Shares are accrued with a conversion price below the prevailing fair market value of our Common Stock. The Company’s policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at January 29, 2012 and October 30, 2011 are as follows (in thousands):

	January 29, 2012	October 30, 2011
Liquidation preference	$292,535	$286,701
Accrued dividends	10,188	10,102

Total	$302,723	$296,803

At January 29, 2012 and October 30, 2011, we had 292,535 and 286,701 Preferred Shares outstanding.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, trade accounts receivable and accounts payable approximate fair value as of January 29, 2012 and October 30, 2011 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	January 29, 2012		October 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$130,199	$127,075	$130,699	$127,106

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at January 29, 2012 and October 30, 2011.

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

Foreign currency contracts: The fair value of the foreign currency derivatives are based on a market approach and take into consideration current foreign currency exchange rates and current creditworthiness of us or the counterparty, as applicable.

Assets held for sale: Assets held for sale are valued based on current market conditions, prices of similar assets in similar condition and expected proceeds from the sale of the assets.

Deferred compensation plan liability: Deferred compensation plan liability is comprised of phantom investments in the deferred compensation plan and is valued at the closing price reported in the active market in which the money market, mutual fund or NCI stock phantom investments are traded.

Embedded derivative: The embedded derivative value is based on an income approach in which we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$12,837	$—	$—	$12,837
Short-term investments in deferred compensation plan(1):
Money market	157	—	—	157
Mutual funds — Growth	609	—	—	609
Mutual funds — Blend	1,779	—	—	1,779
Mutual funds — Foreign blend	656	—	—	656
Mutual funds — Fixed income	—	553	—	553

Total short-term investments in deferred compensation plan	3,201	553	—	3,754
Other investments:
Cash	45	—	—	45
Stocks, options and ETF’s	429	—	—	429

Total other investments	474	—	—	474

Total assets	$16,512	$553	$—	$17,065

Liabilities:
Deferred compensation plan liability	$(4,042)	$—	$—	$(4,042)
Foreign currency contracts	—	(103)	—	(103)
Embedded derivative	—	—	(74)	(74)

Total liabilities	$(4,042)	$(103)	$(74)	$(4,219)

(1)	Unrealized holding gains (losses) for the three months ended January 29, 2012 were insignificant and for the three months ended January 30, 2011 were $0.1 million. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of January 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$2,500	$2,500

Total assets	$—	$—	$2,500	$2,500

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of January 29, 2012, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of January 29, 2012.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2011, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$12,837	$—	$—	$12,837
Short-term investments in deferred compensation plan(1):
Money market	$149	$—	$—	$149
Mutual funds — Growth	682	—	—	682
Mutual funds — Blend	1,798	—	—	1,798

Mutual funds — Foreign blend	743	—	—	743
Mutual funds — Fixed income	—	638	—	638

Total short-term investments in deferred compensation plan	$3,372	$638	$—	$4,010
Other investments:
Cash	45	—	—	45
Stocks, options and ETF’s	429	—	—	429

Total other investments	474	—	—	474
Foreign currency contracts	—	42	—	42

Total assets	$16,683	$680	$—	$17,363

Liabilities:
Deferred compensation plan liability	$—	$(4,077)	$—	$(4,077)
Embedded derivative	—	—	(79)	(79)

Total liabilities	$—	$(4,077)	$(79)	$(4,156)

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of October 30, 2011, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$2,500	$2,500

Total assets	$—	$—	$2,500	$2,500

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of October 30, 2011, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of October 30, 2011.

The following table summarizes the activity in Level 3 financial instruments during the three months ended January 29, 2012 and January 30, 2011 (in thousands):

	January 29, 2012	January 30, 2011
Beginning balance	$(79)	$(104)
Unrealized gains (1)	5	7

Ending balance	$(74)	$(97)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statements of Operations during the three months ended January 29, 2012 and January 30, 2011.

NOTE 11 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Statutory federal income tax rate	35.0%	35.0%
State income taxes	4.4%	(2.5)%
Canada valuation allowance	—	(1.1)%
Non-deductible expenses	1.8%	(3.2)%
Recognition of tax benefit previously deemed to be uncertain	—	—
Other	0.8%	—

Effective tax rate	42.0%	28.2%

We expect to generate sufficient operating profits in future periods to fully utilize our U.S. net deferred tax assets of $14.3 million. In evaluating our expectations, we have evaluated a variety of factors including multiple industry sources citing expectations of continued growth in the nonresidential construction market into 2012 and 2013, our continued market strength in the commercial and industrial subsectors of the nonresidential market that are experiencing growth above that of the overall nonresidential construction market and our internal forecast projections which we believe will continue the profitable trends experienced in the third and fourth quarters of fiscal 2011 and the first quarter of fiscal 2012. Our expectations could change in the near term if nonresidential construction fails to continue its projected recovery. In the event our operating results or expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

The total amount of unrecognized tax benefit at both January 29, 2012 and October 30, 2011 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of the following (in thousands):

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Net income (loss)	$589	$(12,725)
Foreign exchange translation loss and other, net of tax	(94)	(10)

Comprehensive income (loss)	$495	$(12,735)

Accumulated other comprehensive loss consists of the following (in thousands):

	January 29, 2012	October 30, 2011
Foreign exchange translation adjustments, net of tax	$563	$568
Defined benefit pension plan actuarial losses, net of tax	(6,058)	(6,058)
Foreign currency derivative, net of tax	(84)	5

Accumulated other comprehensive loss	$(5,579)	$(5,485)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended January 29, 2012			Fiscal Three Months Ended January 30, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation loss and other	$(5)	$—	$(5)	$(10)	$––	$(10)
Gain in fair value of foreign currency derivative	$(145)	$56	$(89)	$—	$—	$—

Other comprehensive (income) loss	$(150)	$56	$(94)	$(10)	$––	$(10)

NOTE 13 — BUSINESS SEGMENTS

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense and other (expense) income.

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Total sales:
Metal coil coating	$49,083	$42,274
Metal components	105,752	90,305
Engineered building systems	140,298	101,412
Intersegment sales	(51,530)	(43,905)

Total sales	$243,603	$190,086

External sales:
Metal coil coating	$20,238	$17,193
Metal components	87,296	74,016
Engineered building systems	136,069	98,877

Total sales	$243,603	$190,086

Operating income (loss):
Metal coil coating	$5,302	$3,444
Metal components	5,541	353
Engineered building systems	7,596	(5,410)
Corporate	(14,154)	(12,523)

Total operating income (loss)	$4,285	$(14,136)
Unallocated other expense	(3,270)	(3,598)

Income (loss) before income taxes	$1,015	$(17,734)

	January 29, 2012	October 30, 2011
Total assets:
Metal coil coating	$59,934	$55,509
Metal components	176,351	175,906
Engineered building systems	200,195	206,232
Corporate	108,135	123,507

Total assets	$544,615	$561,154

NOTE 14 — CONTINGENCIES

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2011.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	ability to service or refinance our debt and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	the ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report and those described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.

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

First Fiscal Quarter

Each of our three business segments grew faster than its respective markets, taking advantage of opportunities to capture additional business, broaden end markets and extend geographical reach. Revenue growth was led by our engineered building systems segment, which posted a 38% increase in sales in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Operating profit was $7.6 million, representing a $13.0 million improvement over the same period in the prior year. This significant turnaround reflected improved demand from the manufacturing, warehousing and energy sectors of the market and the production efficiencies that we continue to achieve. Bookings in the first quarter of fiscal 2012 were 16% above the comparable year-ago period. Backlog at the end of the first quarter of fiscal 2012 reached $222 million which was 8.4% higher than at the end of the first quarter of fiscal 2011.

The metal components segment’s third-party revenues in the first quarter of fiscal 2012 increased 18% as compared to the same period in the prior year, benefiting from improved demand from certain manufacturing sectors and growth in new products, particularly insulated metal panels. Operating income was enhanced by reduced operating costs in the current fiscal quarter, which compares to a very difficult first quarter last year, when the segment was only modestly profitable.

Third-party revenues for the metal coil coaters segment increased 18% in the first quarter of fiscal 2012 compared to the same period in the prior year, reflecting its continued success in opening and penetrating new end markets, which will be further enhanced when the new Middletown coating facility is operational in 2013. Operating income increased 54%, reflecting higher volumes from both external and intersegment demand and ongoing operating efficiencies.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of significant volatility which, beginning in the third quarter of 2008, reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, published in January 2012, indicates an increase of 2% in square footage and an increase of 1% in dollar value as compared to the prior calendar year. In calendar 2013, the nonresidential construction forecast is expected to increase compared to calendar 2012, with an expected increase of 17% in square footage and an increase of 14% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for January 2012 was above 50 at 50.9 and the commercial and industrial component of the index was at 52.2 for January 2012, the fifth consecutive month above 50.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal three months ended January 29, 2012, steel represented approximately 72% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 5.0% from October 2011 to January 2012 and was 2.5% higher in January 2012 compared to January 2011.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense and other (expense) income. Segment information is included in Note 13 of our consolidated financial statements.

The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 29, 2012%		January 30, 2011%
Total sales:
Metal coil coating	$49,083	20	$42,274	22
Metal components	105,752	43	90,305	48
Engineered building systems	140,298	58	101,412	53
Intersegment sales	(51,530)	(21)	(43,905)	(23)

Total net sales	$243,603	100	$190,086	100

External sales:
Metal coil coating	$20,238	8	$17,193	9
Metal components	87,296	36	74,016	39
Engineered building systems	136,069	56	98,877	52

Total net sales	$243,603	100	$190,086	100

Operating income (loss):
Metal coil coating	$5,302		$3,444
Metal components	5,541		353
Engineered building systems	7,596		(5,410)
Corporate	(14,154)		(12,523)

Total operating income (loss)	$4,285		$(14,136)
Unallocated other expense	(3,270)		(3,598)

Loss before income taxes	$1,015		$(17,734)

FISCAL THREE MONTHS ENDED JANUARY 29, 2012 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 30, 2011

Consolidated sales increased by 28.2%, or $53.5 million for the three months ended January 29, 2012, compared to the three months ended January 30, 2011. This increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs. In addition, the increase resulted from higher tonnage volumes in each of our segments for the three months ended January 29, 2012 compared to the same period in 2011 which was driven by improved demand in the manufacturing sectors we serve compared to the prior year. This increase was notwithstanding a 6.4% decrease in low-rise nonresidential (up to 5 stories) square-footage starts, as reported by McGraw-Hill, for the first quarter of fiscal 2012 compared to the same period in the prior year.

Consolidated cost of sales increased by 21.4%, or $33.4 million for the three months ended January 29, 2012, compared to the three months ended January 30, 2011. Gross margins were 22.0% for the three months ended January 29, 2012 compared to 17.6% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices and increased volumes in each of our segments.

Metal coil coating sales increased by 16.1%, or $6.8 million to $49.1 million in the three months ended January 29, 2012, compared to $42.3 million in the same period in the prior year. Sales to third parties for the three months ended January 29, 2012 increased by 17.7% to $20.2 million from $17.2 million in the same period in the prior year, primarily as a result of a 10.7% increase in sales prices, which mainly increased as a result of the pass-through of higher underlying raw material costs. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $3.8 million revenue increase represents an increase in intersegment sales for the three months ended January 29, 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.3% of total consolidated third-party sales in the three months ended January 29, 2012 compared to 9.0% in the three months ended January 30, 2011.

Operating income of the metal coil coating segment increased to $5.3 million in the three months ended January 29, 2012, compared to $3.4 million in the same period in the prior year. The $1.9 million increase resulted from a $1.3 million increase in gross profit due to the pass-through of higher underlying steel costs as well as improvements in our manufacturing efficiencies.

Metal components sales increased 17.1%, or $15.4 million to $105.8 million in the three months ended January 29, 2012, compared to $90.3 million in the same period in the prior year. This increase was primarily due to higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, and a 6.3% increase in external tons shipped. Sales to third parties for the three months ended January 29, 2012 increased $13.3 million to $87.3 million from $74.0 million in the same period in the prior year. The remaining $2.2 million represents an increase in intersegment sales. These results were driven by improved demand in the manufacturing sectors we serve in the three months ended January 29, 2012. Metal components third-party sales accounted for 35.8% of total consolidated third-party sales in the three months ended January 29, 2012 compared to 38.9% in the three months ended January 30, 2011.

Operating income of the metal components segment increased to $5.5 million in the three months ended January 29, 2012, compared to $0.4 million in the same period in the prior year. The $5.2 million increase resulted from a $4.7 million increase in gross profit due to an increase in sales prices and external tons shipped as noted above. In addition, operating income increased due to a $0.5 million decrease in selling and administrative expenses related to a $1.1 million actuarial determined general liability self-insurance reserve in the same period in the prior year which did not recur.

Engineered building systems sales increased 38.3%, or $38.9 million to $140.3 million in the three months ended January 29, 2012, compared to $101.4 million in the same period in prior year. This increase resulted from a 25.7% increase in external tons shipped and higher sales prices which mainly increased as a result of the pass-through of higher underlying steel costs. Sales to third parties for the three months ended January 29, 2012 increased $37.2 million to $136.1 million from $98.9 million in the same period in the prior year. The remaining $1.7 million represents an increase in intersegment sales. These results were driven by improved demand in the manufacturing sectors we serve in the three months ended January 29, 2012. Engineered building systems third-party sales accounted for 55.9% of total consolidated third-party sales in the three months ended January 29, 2012 compared to 52.0% in the three months ended January 30, 2011.

Operating income (loss) of the engineered building systems segment improved to income of $7.6 million in the three months ended January 29, 2012 compared to a loss of $5.4 million in the same period in the prior year. This $13.0 million improvement resulted from a $14.1 million increase in gross profit. The increase in gross profit was due to increases in relative sales prices and external tons shipped as noted above as well as an improvement in manufacturing efficiencies. These improvements were partially offset by a $1.0 million increase in engineering, selling and administrative expenses primarily due to a $1.6 million increase in wages, commissions and benefit costs which was the result of higher volume.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $49.3 million in the three months ended January 29, 2012, compared to $47.7 million in the same period in the prior year. The $1.7 million increase in engineering, selling and administrative expenses was primarily due to a $2.4 million increase in wages, commissions and benefit costs which was the result of higher volume, partially offset by a $1.1 million actuarial determined general liability self-insurance reserve in the same period in the prior year which did not recur. As a percentage of sales, engineering, selling, general and administrative expenses were 20.3% for the three months ended January 29, 2012 as compared to 25.1% for the three months ended January 30, 2011.

Consolidated interest expense decreased by 21.3% to $3.3 million for the three months ended January 29, 2012, compared to $4.2 million for the same period of the prior year. Interest expense decreased primarily due to the decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5%, a reduction in the unused commitment fee which was finalized in an amendment to our ABL Facility in December 2010 and decreases in the underlying debt balances.

Consolidated provision (benefit) for income taxes was a $0.4 million provision for the three months ended January 29, 2012, compared to a benefit of $5.0 million for the same period in the prior year. The effective tax rate for the three months ended January 29, 2012 was 42.0% compared to 28.2% for the same period in the prior year. The increase in the effective tax rate for the three months ended January 29, 2012 compared to the same period in the prior year was the result of state income taxes and non-deductible expenses resulting from an increase in pre-tax profit.

Consolidated Convertible Preferred Stock dividends and accretion for the three months ended January 29, 2012 was $6.6 million compared to $6.2 million in the same period in the prior year and related primarily to our paying accrued dividends on the series of our preferred stock, par value $1.00 per share, designated the Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) which accrue and accumulate on a daily basis at 12% per annum. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We paid dividends in-kind at the rate of 8% per annum in December 2011 as a result of the December 9, 2011 Mutual Waiver and Consent.

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $4.0 million in the three months ended January 29, 2012 compared to a $1.8 million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of (1) our paying the December 2010 and March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum) and (2) our paying the December 2011 dividend in-kind at the rate of 8% per annum (rather than the stated 12%) as a result of the December 9, 2011 Mutual Waiver and Consent. We expect to recognize additional beneficial conversion feature charges on paid-in-kind dividends on the Convertible Preferred Stock to the extent that dividends on the Preferred Shares are accrued and each day’s stock price is in excess of $6.3740, the conversion price applicable to the Convertible Preferred Stock.

Diluted loss per common share improved to a loss of $(0.54) per diluted common share for the three months ended January 29, 2012, compared to a loss of $(1.14) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $10.7 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At January 29, 2012, the Preferred Shares were convertible into 47.5 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital was $139.6 million and $137.6 million at January 29, 2012 and October 30, 2011, respectively. The $2.0 million increase in working capital during the three months ended January 29, 2012 was primarily due to earnings in the period, partially offset by normal seasonal changes in accounts receivable, inventory, accounts payable and accrued expenses.

Cash used in operating activities was $4.2 million and $0.3 million for the three months ended January 29, 2012 and January 30, 2011, respectively. The $4.2 million in cash used in operating activities during the three months ended January 29, 2012 was attributable to the $14.4 million increase in working capital, excluding cash, partially offset by increased earnings.

Cash used in investing activities was $5.8 million and $2.2 million for the three months ended January 29, 2012 and January 30, 2011, respectively. The $5.8 million used in investing activities during the three months ended January 29, 2012 was primarily attributable to $5.8 million used for capital expenditures predominantly related to two new insulated panel system facilities, computer software and machinery and equipment.

Cash used in financing activities was $2.3 million and $9.7 million for the three months ended January 29, 2012 and January 30, 2011, respectively. The $2.3 million used in financing activities during the three months ended January 29, 2012 was primarily attributable to $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock and $0.8 million of note payable and term loan principal payments.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of January 29, 2012 and October 30, 2011, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 47.5 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740.

At January 29, 2012 and October 30, 2011, we had 292,535 and 286,701 Preferred Shares outstanding, respectively. In addition, at January 29, 2012 and October 30, 2011, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.2 million and $10.1 million, respectively. As of January 29, 2012 and October 30, 2011, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $302.7 million and $296.8 million, respectively.

Our Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of January 29, 2012. We paid the first two quarters of fiscal 2011 dividends on the Preferred Shares totaling $11.0 million in cash. We paid the June 15, 2011, September 15, 2011 and December 15, 2011 dividend payments on the Preferred Shares in-kind. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements.

On December 9, 2011, the Company entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of the Company’s issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions. The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

In view of the December 9, 2011 Mutual Waiver and Consent, the Preferred Dividend Payment Committee of the board of directors declared and directed the payment of the December 15, 2011 dividend on the Preferred Shares in-kind at the reduced rate of 8% per annum. As a result, a dividend of 5,833.4913 Preferred Shares was paid to the holders of Convertible Preferred Stock for the period from September 16, 2011 to December 15, 2011. As a result of accruing the dividend at the stated 12% rate, and subsequently paying to the lower 8% rate, the Company recorded a dividend accrual reversal of $2.9 million in the first quarter of fiscal 2012 related to dividends accrued between September 16, 2011 and December 15, 2011. Similarly, the Company recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction.

Debt

We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes an initial $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we have made mandatory and optional prepayments under the Amended Credit Agreement and these prepayments are allowed to be applied against the required quarterly principal payments. As a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have deferred our leverage ratio covenant until the first quarter of fiscal 2013. At January 29, 2012 and October 30, 2011, amounts outstanding under the Amended Credit Agreement were $130.2 million and $130.7 million, respectively.

In addition to our Amended Credit Agreement, we have an Asset-Based Lending Facility (the “ABL Facility”) which allows aggregate maximum borrowings of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings.

Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain enumerated exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors. As of January 29, 2012, we do not have any outstanding interest rate hedges.

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

The Amended Credit Agreement had no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA was to be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through January 29, 2012, the leverage ratio covenant has been deferred until the first quarter of fiscal 2013. The prepayments that have been made can be applied to continuously defer covenant requirements and are not reduced unless the Company’s actual leverage ratios are above the maximum requirement for a given period. Although our Amended Credit Agreement did not require any financial covenant compliance, at January 29, 2012 and October 30, 2011, our consolidated leverage ratio as of those dates was 1.53 and 2.27, respectively.

Term loans under the Amended Credit Agreement may be repaid at any time, without premium or penalty but subject to customary LIBOR breakage costs. We also have the ability to repurchase a portion of the term loans under the Amended Credit Agreement, subject to certain terms and conditions set forth in the Amended Credit Agreement. In addition, the term loans under the Amended Credit Agreement are subject to mandatory prepayment and reduction in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Amended Credit Agreement) for any fiscal year ended on or after October 31, 2010, unless a specified leverage ratio target is met.

Term loans under the Amended Credit Agreement bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin. After October 30, 2011, the margin fluctuates based on our leverage ratio and shall be either 5% or 3.5% if our leverage ratio is less than 3.5 to 1. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin, and

(2) LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin. Since October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5% if our leverage ratio is less than 3.5 to 1. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At January 29, 2012 and October 30, 2011, the interest rate on our Amended Credit Agreement was 6.5% and 8.0%, respectively. Based on our leverage ratio at January 29, 2012, the applicable margin in the second quarter of fiscal 2012 will be 4.5%.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate; (ii) the overnight Federal Funds rate plus 0.5%; and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.

ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $82.4 million and $87.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both January 29, 2012 and October 30, 2011. In addition, at both January 29, 2012 and October 30, 2011, letters of credit totaling approximately $6.4 million were outstanding under the ABL Facility.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduces the unused commitment fee from 1% or 0.75% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%, reduces the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points and relaxes the prohibitions against making restricted payments or paying cash dividends, including on the Convertible Preferred Stock, to allow, in the aggregate, up to $6.5 million of restricted payments or cash dividends each calendar quarter, provided (i) certain excess availability conditions or (ii) certain other excess availability conditions and a fixed charge coverage ratio under the ABL Facility are satisfied. However, these prohibitions are second to the cash restricted payment limitations on the Amended Credit Agreement discussed above.

An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.

The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC, as administrative agent.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at January 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.11 to one and 0.37 to one, respectively.

Loans under the ABL Facility bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At both January 29, 2012 and October 30, 2011, the interest rate on our ABL Facility was 4.75%.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $82.4 million available at January 29, 2012 and $66.7 million of unrestricted cash at January 29, 2012. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $24 million and $29 million for the remainder of fiscal 2012 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended January 29, 2012 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

Our corporate strategy seeks potential acquisitions which provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended January 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,302	$5,541	$7,596	$(14,154)	$4,285
Pre-acquisition contingency adjustment	—	––	—	—	––
Increase in actuarial determined general liability self-insurance reserve	—	—	––	—	––

“Adjusted” operating income (loss)	$5,302	$5,541	$7,596	$(14,154)	$4,285

	For the Three Months Ended January 30, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,444	$353	$(5,410)	$(12,523)	$(14,136)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	1,101	—	—	1,101

“Adjusted” operating income (loss)	$3,444	$1,454	$(5,158)	$(12,523)	$(12,783)

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	$000000	$000000	$000000	$000000	$000000
	2nd Quarter May 1, 2011	3rd Quarter July 31, 2011	4th Quarter October 30, 2011	1st Quarter January 29, 2012	Trailing 12 Months January 29, 2012
Net income (loss)	$(3,229)	$2,593	$3,411	$589	$3,364
Add:
Depreciation and amortization	7,187	7,187	6,753	6,158	27,285
Consolidated interest expense, net	3,870	3,864	3,685	3,296	14,715
Provision (benefit) for income taxes	(1,786)	—	398	426	(962)
Non-cash charges:
Stock-based compensation	1,671	1,776	1,776	1,972	7,195
Asset impairments (recoveries)	—	(93)	1,214	––	1,121
Embedded derivative	(6)	(6)	(6)	(5)	(23)
Cash restructuring charges (recoveries)	—	(575)	283	––	(292)

Adjusted EBITDA	$7,707	$14,746	$17,514	$12,436	$52,403

	2nd Quarter May 2, 2010	3rd Quarter August 1, 2010	4th Quarter October 31, 2010	1st Quarter January 30, 2011	Trailing 12 Months January 30, 2011
Net loss	$(7,656)	$(3,299)	$(5,436)	$(12,725)	$(29,116)
Add:
Depreciation and amortization	7,480	7,457	7,309	7,236	29,482
Consolidated interest expense, net	4,670	4,392	4,258	4,177	17,497
Benefit from income taxes	(5,536)	(221)	(1,794)	(5,009)	(12,560)
Non-cash charges:
Stock-based compensation	1,403	1,374	1,375	1,685	5,837
Asset impairments (recoveries)	(116)	(64)	221	—	41
Embedded derivative	(4)	(7)	(7)	(7)	(25)
Pre-acquisition contingency adjustment	––	––	178	252	430
Cash restructuring charges	829	551	1,628	—	3,008
Transaction costs	—	—	(250)	—	(250)

Adjusted EBITDA	$1,070	$10,183	$7,482	$(4,391)	$14,344

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands, other than per share amounts):

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Loss per diluted common share, GAAP basis	$(0.54)	$(1.14)
Convertible preferred stock beneficial conversion feature	0.22	0.10
Gain on embedded derivative, net of taxes	(0.00)	(0.00)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	0.04
Pre-acquisition contingency adjustment, net of taxes	—	0.01

“Adjusted” diluted loss per common share	$(0.32)	$(0.99)

	Fiscal Three Months Ended
	January 29, 2012	January 30, 2011
Net loss applicable to common shares, GAAP basis	$(10,039)	$(20,741)
Convertible preferred stock beneficial conversion feature	4,020	1,786
Gain on embedded derivative, net of taxes	(3)	(5)
Increase in actuarial determined general liability self-insurance reserve, net of taxes	—	790
Pre-acquisition contingency adjustment, net of taxes	—	181

“Adjusted” net loss applicable to common shares	$(6,022)	$(17,989)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 29, 2012, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

Subsequent to the three months ended January 29, 2012, we committed to a natural gas purchase obligation related to one of our Metal Coaters facilities totaling $1.3 million over the next two years.

There have been no other material changes in our future contractual obligations since the end of fiscal 2011 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 for more information on contractual obligations.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation, contingencies and beneficial conversion features and dividend policy, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. We do not believe the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which indefinitely deferred the guidance related to the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. These amendments are to be applied retrospectively. We will adopt ASU 2011-05 and ASU 2011-12 in our first quarter of fiscal 2013 and we believe its adoption will not have any impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. We will adopt ASU 2011-04 in our second fiscal quarter ended April 29, 2012. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 29, 2012, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the anticipated additional domestic market capacity from new entrants, generally low inventories in the industry and slow economic recovery, we believe steel prices will continue to be volatile and will be slightly higher, on average, in fiscal 2012, as compared with the prices we experienced during fiscal 2011.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2012, we purchased approximately 27% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements, during the first three months of fiscal 2012, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for the fiscal three months ended January 29, 2012, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.4 million for the three months ended January 29, 2012, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 29, 2012, we had $130.2 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at both January 29, 2012 and October 30, 2011 was approximately $127.1 million compared to the face value of $130.2 million and $130.7 million, respectively.

See Note 8 — Long-Term Debt to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for the three month period ended January 29, 2012 were insignificant. Net foreign currency re-measurement gains for the three month period ended January 30, 2011 were $0.1 million.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange losses included in net income for the three month periods ended January 29, 2012 were $0.1 million. The net foreign currency exchange losses included in net income for the three month period ended January 30, 2011 were insignificant. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three month periods ended January 29, 2012 and January 30, 2011 were insignificant.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 14, which is incorporated herein by reference.

Item 1A. Risk Factors.

Please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference. There have been no material changes to the risk factors described in our most recent Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the first quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
October 31, 2011 to November 27, 2011	—	—	—	129,218
November 28, 2011 to December 25, 2011	153,530	$9.79	—	129,218
December 26, 2011 to January 29, 2012	—	—	—	129,218

Total	153,530	$9.79	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first three months of fiscal 2012, we did not repurchase any shares of Common Stock. At January 29, 2012, there were 0.1 million shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: March 7, 2012	By:	/s/ Mark E. Johnson
Mark E. Johnson Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith