Form 10-Q
period 2012-04-29
NCI BUILDING SYSTEMS INC
filed 2012-05-31
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value-20,347,925 shares as of May 29, 2012

PART I— FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 29, 2012	October 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,856	$78,982
Restricted cash	––	2,836
Accounts receivable, net	83,051	95,381
Inventories, net	106,904	88,531
Deferred income taxes	19,313	20,405
Income tax receivable	1,591	1,272
Investments in debt and equity securities, at market	4,494	4,483
Prepaid expenses and other	18,820	14,847
Assets held for sale	4,875	4,874

Total current assets	312,904	311,611

Property, plant and equipment, net	211,346	208,514
Goodwill	5,200	5,200
Intangible assets, net	23,313	24,254
Other assets	9,898	11,575

Total assets	$562,661	$561,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Note payable	$1,648	$292
Accounts payable	85,259	88,158
Accrued compensation and benefits	35,382	34,616
Accrued interest	340	1,309
Other accrued expenses	50,579	49,668

Total current liabilities	173,208	174,043

Long-term debt	128,499	130,699
Deferred income taxes	7,377	7,312
Other long-term liabilities	10,070	10,081

Total long-term liabilities	145,946	148,092

Series B cumulative convertible participating preferred stock	290,304	273,950
Redeemable common stock	––	759
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,350,479 and 19,954,323 shares issued at April 29, 2012 and October 30, 2011, respectively; 20,349,093 and 19,829,898 shares outstanding at April 29, 2012 and October 30, 2011, respectively	924	924
Additional paid-in capital	222,774	237,244
Accumulated deficit	(264,987)	(266,896)
Accumulated other comprehensive loss	(5,501)	(5,485)
Treasury stock, at cost (1,386 shares and 124,425 shares at April 29, 2012 and October 30, 2011, respectively)	(7)	(1,477)

Total stockholders’ deficit	(46,797)	(35,690)

Total liabilities and stockholders’ deficit	$562,661	$561,154

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Sales	$250,231	$225,565	$493,834	$415,651
Cost of sales	192,229	174,752	382,210	331,293

Gross profit	58,002	50,813	111,624	84,358
Engineering, selling, general and administrative expenses	51,564	52,657	100,505	100,338
Acquisition-related costs	1,494	—	1,890	—

Income (loss) from operations	4,944	(1,844)	9,229	(15,980)
Interest income	28	30	56	77
Interest expense	(3,062)	(3,900)	(6,386)	(8,124)
Other income, net	353	699	379	1,278

Income (loss) before income taxes	2,263	(5,015)	3,278	(22,749)
Provision (benefit) for income taxes	942	(1,786)	1,368	(6,795)

Net income (loss)	$1,321	$(3,229)	$1,910	$(15,954)
Convertible preferred stock dividends and accretion	9,744	6,260	16,352	12,490
Convertible preferred stock beneficial conversion feature	7,858	(240)	11,878	1,546

Net loss applicable to common shares	$(16,281)	$(9,249)	$(26,320)	$(29,990)

Loss per common share:
Basic	$(0.86)	$(0.51)	$(1.40)	$(1.65)

Diluted	$(0.86)	$(0.51)	$(1.40)	$(1.65)

Weighted average number of common shares outstanding:
Basic	18,832	18,275	18,760	18,215
Diluted	18,832	18,275	18,760	18,215

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	April 29, 2012	May 1, 2011
Cash flows from operating activities:
Net income (loss)	$1,910	$(15,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,427	16,850
Share-based compensation expense	4,093	3,357
Loss on sale of property, plant and equipment	13	11
Provision for doubtful accounts	(692)	690
Provision (benefit) from deferred income taxes	1,147	(6,978)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,561	10,811
Inventories	(18,373)	(26,176)
Income tax receivable	169	15,702
Prepaid expenses and other	(2,972)	(1,133)
Accounts payable	(2,899)	3,907
Accrued expenses	656	3,863
Other, net	(51)	(408)

Net cash provided by operating activities	9,989	4,542

Cash flows from investing activities:
Capital expenditures	(13,899)	(8,070)
Proceeds from sale of property, plant and equipment	37	143

Net cash used in investing activities	(13,862)	(7,927)

Cash flows from financing activities:
Decrease (increase) in restricted cash	2,836	(3)
Proceeds from ABL Facility	—	5
Payments on ABL Facility	—	(3)
Excess tax benefits from share-based compensation arrangements	1	464
Payments on term loan	(2,200)	(3,750)
Payments on note payable	(403)	(667)
Payment of financing costs	(50)	(75)
Payment of cash dividends on convertible preferred stock	—	(11,039)
Purchase of treasury stock	(1,510)	(1,477)

Net cash used in financing activities	(1,326)	(16,545)

Effect of exchange rate changes on cash and cash equivalents	73	(80)
Net decrease in cash and cash equivalents	(5,126)	(20,010)
Cash and cash equivalents at beginning of period	78,982	77,419

Cash and cash equivalents at end of period	$73,856	$57,409

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 29, 2012

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three and six month periods ended April 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2012. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 2 —ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). The amendments to this update provide a uniform framework for applying the principles of fair value measurement and include (i) amendments that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and (ii) amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. These amendments do not require additional fair value measurements. We adopted ASU 2011-04 in our second fiscal quarter ended April 29, 2012. The adoption of ASU 2011-04 did not have a material impact on our consolidated financial statements.

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

NOTE 3 — RESTRICTED CASH

In prior year, we entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash was invested in a bank account securing our agent bank. As of April 29, 2012, we no longer had restricted cash as collateral related to our letters of credit because we utilized the ABL Facility to secure all our letters of credit. As of October 30, 2011, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit for certain insurance policies, exclusive of letters of credit under our ABL Facility. Restricted cash was classified as a current asset as the underlying letters of credit were to expire within one year of the respective balance sheet date.

NOTE 4 — INVENTORIES

The components of inventory are as follows (in thousands):

	April 29, 2012	October 30, 2011
Raw materials	$76,511	$62,801
Work in process and finished goods	30,393	25,730

	$106,904	$88,531

NOTE 5 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of April 29, 2012 and May 1, 2011, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

During the six month periods ended April 29, 2012 and May 1, 2011, we granted 92,832 and 121,669 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2012 and fiscal 2011 was $5.12 and $5.78, respectively.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the six months ended April 29, 2012 and May 1, 2011, we granted restricted stock awards with a fair value of $6.8 million or 666,110 shares and $6.2 million or 515,053 shares, respectively.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Numerator for Basic and Diluted Loss Per Common Share Net loss allocated to common shares (1)	$(16,281)	$(9,249)	$(26,320)	$(29,990)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,832	18,275	18,760	18,215

Basic and Diluted loss per common share	$(0.86)	$(0.51)	$(1.40)	$(1.65)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and six month periods ended April 29, 2012 and May 1, 2011 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of April 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 48.9 million and 46.6 million shares of Common Stock, respectively.

For both the three and six month periods ended April 29, 2012 and May 1, 2011, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 7 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both April 29, 2012 and October 30, 2011. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs.

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	April 29, 2012	May 1, 2011
Beginning balance	$17,941	$16,977
Warranties sold	1,479	1,411
Revenue recognized	(803)	(769)
Costs incurred and other	(109)	(302)

Ending balance	$18,508	$17,317

NOTE 8 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	April 29, 2012	October 30, 2011
Amended Credit Agreement, due April 2014 (interest at 6.5% at April 29, 2012 and 8.0% at October 30, 2011)	$128,499	$130,699
Asset-Based Lending Facility, due April 2014 (interest at 4.75%)	––	—

	128,499	130,699
Current portion of long-term debt	—	—

Total long-term debt, less current portion	$128,499	$130,699

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

The Amended Credit Agreement did not require financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA was to be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through April 29, 2012, the leverage ratio covenant has been deferred until the third quarter of fiscal 2013. The prepayments that have been made can be applied to continuously defer covenant requirements and are not reduced unless the Company’s actual leverage ratios are above the maximum requirement for a given period. Although our Amended Credit Agreement did not require any financial covenant compliance, at April 29, 2012 and October 30, 2011, our consolidated leverage ratio as of those dates was 1.30 and 2.27, respectively.

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

The Amended Credit Agreement limited our ability to pay cash dividends on or prior to October 31, 2010 after which time we were permitted to pay dividends in an amount not to exceed the available amount (as defined in the Amended Credit Agreement). The available amount is defined as the sum of 50% of the cumulative consolidated net income from August 2, 2009 to the end of the most recent fiscal quarter, plus net proceeds of property or assets received as capital contributions, less the sum of all dividends, payments or other distributions of such available amounts, in each case subject to certain adjustments and exceptions as specified in the Amended Credit Agreement. In the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of April 29, 2012. Each quarterly dividend payment on the Convertible Preferred Stock cannot be split between cash and payment-in-kind.

The term loan under the Amended Credit Agreement bears interest, at our option, at either LIBOR or Base Rate plus an applicable margin. To date, we have selected LIBOR interest rates. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the overnight Federal Funds rate plus 0.5%, and (iii) 3%. “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves. The applicable margin until October 30, 2011 was 5.00% on Base Rate loans and 6.00% on LIBOR loans under the Amended Credit Agreement. Since October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5%. Based on our leverage ratio at April 29, 2012, the applicable margin in the third quarter of fiscal 2012 will be 4.5%.

ABL Facility

On October 20, 2009, the subsidiaries of the Company, NCI Group, Inc. and RCC and the Company entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. The ABL Facility allows us an aggregate maximum borrowing of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At April 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $83.9 million and $87.8 million, respectively. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both April 29, 2012 and October 30, 2011. In addition, at April 29, 2012 and October 30, 2011, standby letters of credit totaling approximately $9.1 million and $6.4 million, respectively, were issued under the ABL Facility related to certain insurance policies.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at April 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.44 to one and 0.37 to one, respectively.

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

Deferred Financing Costs

At April 29, 2012 and October 30, 2011, the unamortized balance in deferred financing costs was $9.2 million and $11.6 million, respectively.

Insurance Note Payable

The note payable is related to financed insurance premiums. As of April 29, 2012 and October 30, 2011, we had outstanding a note payable in the amount of $1.6 million and $0.3 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 9 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At April 29, 2012 and October 30, 2011, the CD&R Funds own 70.6% and 70.1%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

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

Dividends. Dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date. Members of the board of directors who are not affiliated with the CD&R Funds have the right to choose whether such dividends are paid in cash or in-kind, subject to the conditions of the Amended Credit Agreement and ABL Facility. The Company’s Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of April 29, 2012.

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

If, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., April 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.3740, as adjusted for any stock dividends, splits, combinations or similar events), for each of 20 consecutive trading days (the “Dividend Rate Reduction Event”), the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%. However, this does not preclude the payment of default dividends after the 30-month anniversary of the Closing Date. As a result of certain restrictions on dividend payments in the Company’s Amended Credit Agreement and ABL Facility, the dividends for each quarter of fiscal 2010 were paid in-kind, at a pro rata rate of 12% per annum. The dividends for the December 15, 2010 and March 15, 2011 dividend payments were paid in cash and the dividends for the June 15, 2011 dividend payment was paid in-kind at a pro rata rate of 12% per annum. As a result of the two Consent and Waiver Agreements (discussed below), the September 15, 2011 and December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum. See Note 8—Long-term Debt and Note Payable for more information on our Amended Credit Agreement and ABL Facility.

At any time prior to the Dividend Rate Reduction Event, if dividends are not paid in cash on the applicable dividend payment date, the rate at which such dividends are payable will be at least 12% per annum. Therefore, the Company accrues dividends daily based on the 12% rate and if and when the Company determines the dividends will be paid at a different rate due to either cash payment on the applicable dividend payment date or obtaining a waiver, the Company will record a subsequent benefit of the excess 4% accrual upon our board’s declaration of such cash dividend and reverse the beneficial conversion feature charge associated with such accrual. However, we currently cannot pay dividends in cash because the Company’s Amended Credit Agreement currently restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of April 29, 2012.

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

On the dividend payment date, the Company has the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of the Company’s Amended Credit Agreement and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum. We currently cannot pay this dividend in cash because the Company’s Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which the Company used $11.0 million as of April 29, 2012. Each quarterly dividend payment on the Convertible Preferred Stock cannot be split between cash and payment-in-kind.

In addition to any dividends declared and paid as described in the preceding paragraphs, holders of the outstanding Preferred Shares also have the right to participate equally and ratably, on an as-converted basis, with the holders of shares of Common Stock in all cash dividends and distributions paid on the Common Stock.

On March 15, 2012, the Preferred Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,924.762 shares of Convertible Preferred Stock at a pro rata rate of 12% per annum for the period from December 16, 2011 to March 15, 2012.

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

On March 15, 2011, the Preferred Dividend Payment Committee of the board of directors declared and paid to the holders of Convertible Preferred Stock, the CD&R Funds, a $5.5 million cash dividend at a pro rata rate of 8% per annum. As a result of paying an 8% cash dividend, we recorded a dividend accrual reversal of $2.7 million in the second quarter of fiscal 2011 related to dividends accrued in excess of 8% between December 16, 2010 and March 15, 2011. In addition, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to the paid-in-kind dividends accrued between December 16, 2010 and March 15, 2011.

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

Accounting for Convertible Preferred Stock

The Convertible Preferred Stock balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	688
Accrued paid-in-kind dividends(1)	8,837
Reversal of additional 4% accrued dividends(2)	(2,917)

Subtotal		6,608

Balance as of January 29, 2012		$280,558
Accretion	688
Accrued paid-in-kind dividends(1)	9,057

Subtotal		9,745

Balance as of April 29, 2012		$290,303

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend payment date.

(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2011 to December 15, 2011.

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both April 29, 2012 and October 30, 2011, the fair value carrying amount of the embedded derivative was $0.1 million.

Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At April 29, 2012 and October 30, 2011, all of the potentially 48.9 million and 46.6 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

As of April 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 48.9 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740. The Company recorded a $7.9 million and $8.0 million beneficial conversion feature charge, prior to any applicable reversal, in the three month periods ended April 29, 2012 and May 1, 2011, respectively, and $11.9 million and $14.9 million beneficial conversion feature charge, prior to any applicable reversal, in the six month periods ended April 29, 2012 and May 1, 2011, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. As a result of accruing dividends at the stated 12% rate, and subsequently paying the lower 8% rate agreed to in the Mutual Waiver and Consent, we recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction. As a result of paying an 8% cash dividend in the second quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to beneficial conversion feature charges between December 16, 2010 and March 15, 2011. As a result of paying an 8% cash dividend in the first quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to beneficial conversion feature charges between September 16, 2010 and December 15, 2010. The Company’s policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at April 29, 2012 and October 30, 2011 are as follows (in thousands):

	April 29, 2012	October 30, 2011
Liquidation preference	$301,459	$286,701
Accrued dividends	10,320	10,102

Total	$311,779	$296,803

At April 29, 2012 and October 30, 2011, we had 301,459 and 286,701 Preferred Shares outstanding.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, trade accounts receivable and accounts payable approximate fair value as of April 29, 2012 and October 30, 2011 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	April 29, 2012		October 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Amended Credit Agreement	$128,499	$127,857	$130,699	$127,106

The fair value of the Amended Credit Agreement was based on recent trading activities of comparable market instruments which are level 2 inputs.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at April 29, 2012 and October 30, 2011.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$10,000	$—	$—	$10,000
Short-term investments in deferred compensation plan(1):
Money market	240	—	—	240
Mutual funds — Growth	630	—	—	630
Mutual funds — Blend	1,900	—	—	1,900
Mutual funds — Foreign blend	664	—	—	664
Mutual funds — Fixed income	—	556	—	556

Total short-term investments in deferred compensation plan	3,434	556	—	3,990
Other investments:
Cash	55	—	—	55
Stocks, options and ETF’s	373	—	—	373

Total other investments	428	—	—	428

Total assets	$13,862	$556	$—	$14,418

Liabilities:
Deferred compensation plan liability	$(4,208)	$—	$—	$(4,208)
Foreign currency contracts	—	(21)	—	(21)
Embedded derivative	—	—	(68)	(68)

Total liabilities	$(4,208)	$(21)	$(68)	$(4,297)

(1)	Unrealized holding gains (losses) for the three months ended April 29, 2012 and May 1, 2011 were $0.2 million and $0.2 million, respectively. Unrealized holding gains (losses) for the six months ended April 29, 2012 and May 1, 2011 were $0.2 million and $0.3 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of April 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$2,500	2,500

Total assets	$—	$—	$2,500	$2,500

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of April 29, 2012, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of April 29, 2012.

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

The following table summarizes the activity in Level 3 financial instruments during the six months ended April 29, 2012 and May 1, 2011 (in thousands):

	April 29, 2012	May 1, 2011
Beginning balance	$(79)	$(104)
Unrealized gains (1)	11	13

Ending balance	$(68)	$(91)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statements of Operations during the six months ended April 29, 2012 and May 1, 2011.

NOTE 11 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	4.8%	(1.9)%	4.7%	(1.9)%
Canada valuation allowance	––	(0.5)%	––	(0.9)%
Non-deductible expenses	1.9%	(2.9)%	1.9%	(2.9)%
Other	(0.1)%	5.9%	0.1%	0.6%

Effective tax rate	41.6%	35.6%	41.7%	29.9%

We expect to generate sufficient operating profits in future periods to fully utilize our U.S. net deferred tax assets of $13.4 million. In evaluating our expectations, we have evaluated a variety of factors including multiple industry sources citing expectations of continued growth in the nonresidential construction market into 2012 and 2013, our continued market strength in the commercial and industrial subsectors of the nonresidential market that are experiencing growth above that of the overall nonresidential construction market and our internal forecast projections which we believe will continue the profitable trends experienced in the remainder of fiscal 2011 and in fiscal 2012. Our expectations could change in the near term if nonresidential construction fails to continue its projected recovery. In the event our operating results or expectations of future operating results change, a valuation allowance may be required on our existing unreserved net U.S. deferred tax assets.

The total amount of unrecognized tax benefit at both April 29, 2012 and October 30, 2011 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 12 — COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net income (loss)	$1,321	$(3,229)	$1,910	$(15,954)
Foreign exchange translation gain (loss) and other, net of tax	6	(70)	1	80
Gain in fair value of foreign currency derivative, net of tax	72	75	(17)	(75)

Comprehensive income (loss)	$1,399	$(3,224)	$1,894	$(15,959)

Accumulated other comprehensive loss consists of the following (in thousands):

	April 29, 2012	May 1, 2011
Foreign exchange translation adjustments, net of tax	$569	$507
Defined benefit pension plan actuarial losses, net of tax	(6,058)	(2,524)
Foreign currency derivative, net of tax	(12)	75

Accumulated other comprehensive loss	$(5,501)	$(1,942)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended April 29, 2012			Fiscal Three Months Ended May 1, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss) and other	$6	$—	$6	$(70)	$––	$(70)
Gain in fair value of foreign currency derivative	$82	$(10)	$72	$121	$(46)	$75

Other Comprehensive income (loss)	$88	$(10)	$78	$51	$(46)	$5

	Fiscal Six Months Ended April 29, 2012			Fiscal Six Months Ended May 1, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss) and other	$1	$—	$1	$(80)	$—	$(80)
(Loss) gain in fair value of foreign currency derivative	$(63)	$46	$(17)	$121	$(46)	$75

Other Comprehensive income (loss)	$(62)	$46	$(16)	$41	$(46)	$(5)

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Total sales:
Metal coil coating	$48,839	$47,927	$97,922	$90,201
Metal components	106,742	103,375	212,494	193,680
Engineered building systems	148,715	129,790	289,013	231,202
Intersegment sales	(54,065)	(55,527)	(105,595)	(99,432)

Total sales	$250,231	$225,565	$493,834	$415,651

External sales:
Metal coil coating	$19,572	$16,985	$39,810	$34,178
Metal components	85,324	82,613	172,620	156,629
Engineered building systems	145,335	125,967	281,404	224,844

Total sales	$250,231	$225,565	$493,834	$415,651

Operating income (loss):
Metal coil coating	$4,890	$4,378	$10,192	$7,822
Metal components	9,018	7,400	14,559	7,753
Engineered building systems	6,740	(154)	14,336	(5,564)
Corporate	(15,704)	(13,468)	(29,858)	(25,991)

Total operating income (loss)	$4,944	$(1,844)	$9,229	$(15,980)
Unallocated other expense	(2,681)	(3,171)	(5,951)	(6,769)

Income (loss) before income taxes	$2,263	$(5,015)	$3,278	$(22,749)

	April 29, 2012	October 30, 2011
Total assets:
Metal coil coating	$63,072	$55,509
Metal components	184,151	175,906
Engineered building systems	200,400	206,232
Corporate	115,038	123,507

Total assets	$562,661	$561,154

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

NOTE 15 — SUBSEQUENT EVENTS

Definitive Agreement to Purchase Metl-Span LLC

On May 2, 2012, NCI Group, Inc. (“NCI”), a wholly owned subsidiary of the Company, entered into a definitive agreement with VSMA, Inc. (“VSMA”), Metl-Span LLC, and BlueScope Steel North America Corporation (“Equity Purchase Agreement”) to purchase Metl-Span LLC (“Metl-Span”) from VSMA, Inc., a subsidiary of BlueScope Steel North America Corporation, for $145 million in cash (such acquisition, the “Acquisition”). Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. For the year ended December 31, 2011, Metl-Span had estimated revenues of $170 million. Metl-Span is being sold on a cash-free, debt-free basis, and the purchase price is subject to adjustment based on Metl-Span’s working capital at closing.

Each of NCI, VSMA and Metl-Span has made customary representations and warranties and has agreed to customary covenants in the Equity Purchase Agreement. The closing of the Acquisition, which is currently expected to close before the end of the calendar year, is subject to (i) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (ii) other customary conditions to closing, including the execution and delivery of (a) a transition services agreement between VSMA and Metl-Span, (b) a supply agreement among Steelscape, Inc., a California corporation and affiliate of VSMA (“Steelscape”), Metl-Span and NCI, pursuant to which Steelscape has agreed to supply certain metallic-coated and painted steel coils for use in Metl-Span’s product lines, (c) an OEM supply agreement between Metl-Span and BlueScope Buildings North America, Inc., a Delaware corporation and affiliate of VSMA (“BBNA”), pursuant to which Metl-Span has agreed to sell certain insulated wall, roof and ceiling panel products to BBNA, and (d) certain other related transaction documents.

The Equity Purchase Agreement is subject to termination by either NCI or VSMA for various reasons, including the failure of the closing of the Acquisition to occur on or before October 15, 2012 (the “Initial Termination Date”), provided that (i) NCI may extend such termination date under certain circumstances (a) to the date that is two days after the marketing period under the Commitment Letter (as described below) or (b) up to 60 days after the Initial Termination Date if all conditions to the closing of the Acquisition have been satisfied other than with respect to the HSR Act and those conditions that by their nature cannot be satisfied other than at the closing (each of which conditions is capable of being satisfied at the date of termination if the closing of the Acquisition were to occur at such time), and (ii) VSMA may extend such termination date under certain circumstances to a date that is three business days after the Initial Termination Date. The obligations of NCI to consummate the Acquisition are not subject to the availability of financing.

The Equity Purchase Agreement provides that NCI will be required to pay to VSMA a reverse termination fee of $10.15 million upon termination under certain specified circumstances, including in the event of VSMA’s termination due to NCI’s failure to consummate the Acquisition if all of the conditions to its obligations have been satisfied or waived (other than those that by their nature will not be satisfied until the closing, each of which is capable of being satisfied at the date of termination if the closing were to occur at that time). Under certain other specified circumstances, NCI will be required to pay a reverse termination fee of $14.5 million including in the case of VSMA’s termination under the circumstances described in the preceding sentence if either (i) the proceeds of the Term

Loan Facility (as described below) could have been funded upon delivery of a drawdown notice or (ii) could not be funded and the failure of such funding was the result of a breach by NCI of any of its covenants under the Equity Purchase Agreement.

NCI and VSMA have agreed to indemnify each other for losses arising from breaches of the representations, warranties and covenants of the Equity Purchase Agreement and for certain other liabilities, subject to specified limitations. BSNA has agreed to guarantee the performance of VSMA’s obligations under the Equity Purchase Agreement.

In connection with the transaction, NCI will refinance its existing ABL Facility and Term Loan, which both mature in April 2014. NCI will utilize its ABL Facility and Term Loan Facility, together with cash on hand, to fund the Acquisition.

On May 2, 2012, we entered into a debt financing commitment letter (the “Commitment Letter”) for a $250.0 million senior secured credit facility (the “Term Loan Facility”) to be available on the closing date of the Acquisition. Proceeds from the Term Loan Facility will be used, together with approximately $25 million of cash on hand and/or certain borrowings under the Loan and Security Agreement, as amended by the ABL Facility Amendment (in each case, as defined below), to finance the acquisition, the repayment of the existing Term Loan of NCI and the related fees and expenses. On May 16, 2012, we amended and restated the Commitment Letter solely to include an additional financial institution as a lender under the Term Loan Facility.

The Term Loan Facility will include certain representations and warranties, affirmative and negative covenants, events of default and collateral and guarantee arrangements, as described in the Commitment Letter. The Commitment Parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including the consummation of the Acquisition in accordance with the terms of the Equity Purchase Agreement, the accuracy of specified representations and the absence of a material adverse effect on Metl-Span, as described in the Commitment Letter.

As a result of the anticipated terms of the Commitment Letter, in our third fiscal quarter 2012, we expect to recognize a one-time, non-cash debt extinguishment charge related to the existing Term Loan of approximately $4 to $5 million subject to the funding of the new Term Loan Facility.

On May 2, 2012, we entered into Amendment No. 2 (the “ABL Facility Amendment”) to the Loan and Security Agreement (the “Loan and Security Agreement”) to (i) permit the acquisition, the entry by the Company into the Term Loan Facility and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we expect to recognize a one-time, non-cash debt extinguishment charge of approximately $2 million.

Agreement with Holders of Convertible Preferred Stock to Eliminate Future Dividend Obligations

On May 1, 2012, we reached an understanding in principle and on May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our convertible preferred shares, to eliminate our quarterly dividend obligation on the preferred shares, which accrued at an annual rate of 12% unless paid in cash at 8%. However, this does not preclude the payment of contingent default dividends, if applicable.

Under the terms of the Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”), we were contractually obligated to pay quarterly dividends to the holders of the convertible preferred shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The Amendment Agreement provides for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”).

As consideration for the Dividend Knock-out, the CD&R Funds will receive a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions contemplated by the Amendment Agreement, funds managed by CD&R will hold Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of common stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012.

The Amendment Agreement with the CD&R Funds has been approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

As a result of the Amendment Agreement, in our third fiscal quarter 2012 we expect to recognize a one-time, non-cash dividend charge related to the extinguishment of the Convertible Preferred Stock of approximately $55 million subject to the final determination of fair value of the Convertible Preferred Stock. The actual charge will depend on completing the financial accounting analysis and the fair value assessments of the Convertible Preferred Stock. As a result, the actual noncash charge may vary significantly from our current estimate. We further expect the carrying value of the Convertible Preferred Stock to be increased to fair value from the current carrying value of $290 million. We expect the change in carrying value to fair value to reduce additional paid-in-capital and increase accumulated deficit, collectively.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	ability to service or refinance our debt, including additional debt to finance the Acquisition (as defined below), and obtain future financing;

•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	the ability to make strategic acquisitions accretive to earnings;

•

our ability to consummate the transactions contemplated by the Equity Purchase Agreement, dated as of May 2, 2012, by and among the Company, VSMA, Inc., a Delaware corporation, Metl-Span LLC, a Texas limited liability company, and BlueScope Steel North America Corporation, a Delaware corporation (the “Acquisition”);

•	our ability to realize the anticipated benefits of the Acquisition;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	the volatility of the Company’s stock price;

•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;

•	breaches of our information security system security measures;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC.

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

Second Fiscal Quarter

Our strong second quarter of fiscal 2012 results demonstrated solid execution across each of our business segments and the success of our external and internal initiatives to generate profitable growth in a market that continues to be very challenging. Revenue growth was led by the strong performance of our engineered metal building systems and metal coil coating segments and operating profitability benefitted from a more favorable business mix as well as ongoing efficiency improvements in our manufacturing, engineering and supply chain operations. Bookings in the second quarter of fiscal 2012 were 39% above the comparable year-ago period. Backlog at the end of the second quarter of fiscal 2012 reached $259 million which was 23% higher than at the end of the second quarter of fiscal 2011. Both the bookings and backlog are positive indicators as we enter the seasonally stronger second half of fiscal 2012. The velocity in converting our backlog to production continued at high levels in the second quarter of fiscal 2012 compared to both last year’s and historical levels. All three of our business segments posted operating profits in the second quarter of fiscal 2012, led by the strong recovery of our engineered building systems segment.

The metal coil coating segment remained focused on building share in their traditional markets and growing their business in new markets. Third-party sales increased 15% and operating profit was up 12%. Refurbishment of the new Middletown, Ohio facility is proceeding on schedule, and the plant is expected to begin operating by the end of calendar 2013, providing important access to new geographic markets and enhanced logistic efficiencies for internal coating demands.

In the metal components segment, improved conditions in the manufacturing and agricultural markets offset sluggish conditions in certain commercial and industrial sectors. Third-party sales increased 3%, while operating income improved 22%, benefitting from an unusual recovery of self-insured general liability costs of $1.9 million.

The engineered metal buildings segment’s revenues increased 15% in the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, and operating profit was $6.7 million, compared to the loss of $0.2 million in the same period in the prior year. Revenue gains were driven by improved demand from the manufacturing, warehousing and retail sectors, and operating profitability reflected an improved mix of higher and lower complexity projects.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, published in April 2012, indicates an increase of 2% in square footage and a decrease of 1% in dollar value as compared to the prior calendar year. In calendar 2013, the nonresidential construction forecast is expected to increase compared to calendar 2012, with an expected increase of 16% in square footage and an increase of 14% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for April 2012 was below 50 at 48.4 but the commercial and industrial component of the index was 53.8, the eighth consecutive month above 50.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal six months ended April 29, 2012, steel represented approximately 72% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has decreased 15.9% from October 2011 to April 2012 and was 0.8% higher in April 2012 compared to April 2011.

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

The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 29, 2012%		May 1, 2011%		April 29, 2012%		May 1, 2011%
Total sales:
Metal coil coating	$48,839	20	$47,927	21	$97,922	20	$90,201	22
Metal components	106,742	43	103,375	46	212,494	43	193,680	46
Engineered building systems	148,715	59	129,790	58	289,013	59	231,202	56
Intersegment sales	(54,065)	(22)	(55,527)	(25)	(105,595)	(22)	(99,432)	(24)

Total sales	$250,231	100	$225,565	100	$493,834	100	$415,651	100

Operating income (loss):
Metal coil coating	$4,890		$4,378		$10,192		$7,822
Metal components	9,018		7,400		14,559		7,753
Engineered building systems	6,740		(154)		14,336		(5,564)
Corporate	(15,704)		(13,468)		(29,858)		(25,991)

Total operating income (loss)	$4,944		$(1,844)		$9,229		$(15,980)
Unallocated other expense	(2,681)		(3,171)		(5,951)		(6,769)

Income (loss) before income taxes	$2,263		$(5,015)		$3,278		$(22,749)

FISCAL THREE MONTHS ENDED APRIL 29, 2012 COMPARED TO FISCAL THREE MONTHS ENDED MAY 1, 2011

Consolidated sales increased by 10.9%, or $24.7 million for the three months ended April 29, 2012, compared to the three months ended May 1, 2011. This increase resulted from higher relative sales prices in our metal components and engineered building systems segments, which increased as a result of the pass-through of higher underlying steel costs and higher transaction prices resulting from an improved production mix toward higher value-added projects. In addition, the increase resulted from higher tonnage volumes in each of our segments for the three months ended April 29, 2012 compared to the same period in 2011 which was driven by improved demand in the end use sectors we serve compared to the prior year.

Consolidated cost of sales increased by 10.0%, or $17.5 million for the three months ended April 29, 2012, compared to the three months ended May 1, 2011. Gross margins were 23.2% for the three months ended April 29, 2012 compared to 22.5% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices in our engineered building systems segment, increased volumes in our engineered building systems and metal coil coating segments, and lower per unit conversion and delivery costs in our engineered building systems segment.

Metal coil coating sales increased by 1.9%, or $0.9 million to $48.8 million in the three months ended April 29, 2012, compared to $47.9 million in the same period in the prior year. Sales to third parties for the three months ended April 29, 2012 increased by 15.2% to $19.6 million from $17.0 million in the same period in the prior year, primarily as a result of a 30.2% increase in tons shipped due to the acquisition of new customers and end users. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.7 million represents a decrease in intersegment sales for the three months ended April 29, 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.8% of total consolidated third-party sales in the three months ended April 29, 2012 compared to 7.5% in the three months ended May 1, 2011.

Operating income of the metal coil coating segment increased to $4.9 million in the three months ended April 29, 2012, compared to $4.4 million in the same period in the prior year. The $0.5 million increase resulted primarily from a $0.4 million decrease in selling and administrative expenses related to various immaterial costs.

Metal components sales increased 3.3%, or $3.4 million to $106.7 million in the three months ended April 29, 2012, compared to $103.4 million in the same period in the prior year. This increase was primarily due to higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, and a 0.9% increase in external tons shipped. Sales to third parties for the three months ended April 29, 2012 increased $2.7 million to $85.3 million from $82.6 million in the same period in the prior year. The remaining $0.7 million represents an increase in intersegment sales. Metal components third-party sales accounted for 34.1% of total consolidated third-party sales in the three months ended April 29, 2012 compared to 36.6% in the three months ended May 1, 2011.

Operating income of the metal components segment increased to $9.0 million in the three months ended April 29, 2012, compared to $7.4 million in the same period in the prior year. The $1.6 million increase resulted from a $1.9 million recovery in the current period compared to a $1.3 million charge in the same period of the prior year related to an actuarial determined general liability charge, partially offset by margin compression related to pricing pressure coupled with increasing steel costs. In addition, the increase in operating income was partially offset by a $0.2 million increase in selling and administrative expenses related to a $0.9 million increase in wages and commissions, partially offset by a $0.7 million decrease in bad debt expense.

Engineered building systems sales increased 14.6%, or $18.9 million to $148.7 million in the three months ended April 29, 2012, compared to $129.8 million in the same period in prior year. This increase resulted from higher sales prices which increased as a result of the pass-through of higher underlying steel costs and a 3.6% increase in external tons shipped. Sales to third parties for the three months ended April 29, 2012 increased $19.4 million to $145.3 million from $126.0 million in the same period in the prior year. The remaining $0.4 million represents an decrease in intersegment sales. These results were driven by improved demand in the end use sectors we serve in the three months ended April 29, 2012. Engineered building systems third-party sales accounted for 58.1% of total consolidated third-party sales in the three months ended April 29, 2012 compared to 55.8% in the three months ended May 1, 2011.

Operating income (loss) of the engineered building systems segment improved to income $6.7 million in the three months ended April 29, 2012 compared to a loss of $0.2 million in the same period in the prior year. This $6.9 million improvement resulted from an $8.6 million increase in gross profit. The increase in gross profit was due to increases in relative sales prices and external tons shipped as noted above. These improvements were partially offset by a $1.7 million increase in engineering, selling and administrative expenses primarily due to a $1.3 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and $0.7 million increase in marketing costs.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, decreased to $51.6 million in the three months ended April 29, 2012, compared to $52.7 million in the same period in the prior year. The $1.1 million decrease in engineering, selling and administrative expenses was primarily due to a $1.9 million recovery in the current period compared to a $1.3 million charge in the same period of the prior year related to an actuarial determined general liability charge and a $0.9 million decrease in bad debt expense, partially offset by a $2.8 million increase in wages, commissions and benefit costs which was mainly the result of higher volume, $0.8 million increase in marketing costs and $0.5 million in one-time executive retirement costs. As a percentage of sales, engineering, selling, general and administrative expenses were 20.6% for the three months ended April 29, 2012 as compared to 23.3% for the three months ended May 1, 2011.

Acquisition-related costs for the three months ended April 29, 2012 were $1.5 million. There was no amount recorded in the same period of the prior year. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145 million in cash. See “—Definitive Agreement to Purchase Metl-Span LLC.”

Consolidated interest expense decreased by 21.5% to $3.1 million for the three months ended April 29, 2012, compared to $3.9 million for the same period of the prior year. Interest expense decreased primarily due to the decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5% and decreases in the underlying debt balances.

Consolidated provision (benefit) for income taxes was a $0.9 million provision for the three months ended April 29, 2012, compared to a benefit of $1.8 million for the same period in the prior year. The effective tax rate for the three months ended April 29, 2012 was 41.6% compared to 35.6% for the same period in the prior year. The increase in the effective tax rate for the three months ended April 29, 2012 compared to the same period in the prior year was the result of state income taxes and non-deductible expenses resulting from an increase in pre-tax profit.

Consolidated Convertible Preferred Stock dividends and accretion for the three months ended April 29, 2012 was $9.7 million compared to $6.3 million in the same period in the prior year and related primarily to our paying accrued dividends on our Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”), which accrue and accumulate on a daily basis at 12% per annum. We paid dividends in-kind at the rate of 12% per annum on the Preferred Shares in March 2012. Because we paid $5.5 million of dividends on the Preferred Shares in cash in March 2011, we reversed the additional 4% of dividends accrued at 12% amounting to $2.7 million of dividends accrued between December 16, 2010 and March 15, 2011. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $7.9 million in the three months ended April 29, 2012 compared to a $(0.2) million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of (1) our paying the March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum) and (2) our paying the March 2012 dividend in-kind at the rate of 12% per annum.

Diluted loss per common share improved to a loss of $(0.86) per diluted common share for the three months ended April 29, 2012, compared to a loss of $(0.51) per diluted common share for the same period in the prior year. The increase in the diluted loss per common share was primarily due to the increase in the beneficial conversion charge and the dividends and accretion on the Convertible Preferred Stock as noted above, partially offset by a $4.6 million improvement in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section. At April 29, 2012, the Preferred Shares were convertible into 48.9 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

FISCAL SIX MONTHS ENDED APRIL 29, 2012 COMPARED TO FISCAL SIX MONTHS ENDED MAY 1, 2011

Consolidated sales increased by 18.8%, or $78.2 million for the six months ended April 29, 2012, compared to the six months ended May 1, 2011. The increase resulted from higher tonnage volumes in each of our segments for the six months ended April 29, 2012 compared to the same period in 2011 which was driven by improved demand in the end use sectors we serve compared to the prior year. In addition, this increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs.

Consolidated cost of sales increased by 15.4%, or $50.9 million for the six months ended April 29, 2012, compared to the six months ended May 1, 2011. Gross margins were 22.6% for the six months ended April 29, 2012 compared to 20.3% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices and increased volumes in each of our segments.

Metal coil coating sales increased by 8.6%, or $7.7 million to $97.9 million in the six months ended April 29, 2012, compared to $90.2 million in the same period in the prior year. Sales to third parties for the six months ended April 29, 2012 increased by 16.5% to $39.8 million from $34.2 million in the same period in the prior year, primarily as a result of a 19.5% increase in tons shipped due to the acquisition of new customers and end users and a 3.5% increase in sales prices, which mainly increased as a result of the pass-through of higher underlying raw material costs. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $2.1 million represents an increase in intersegment sales for the six months ended April 29, 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.1% of total consolidated third-party sales in the six months ended April 29, 2012 compared to 8.2% in the six months ended May 1, 2011.

Operating income of the metal coil coating segment increased to $10.2 million in the six months ended April 29, 2012, compared to $7.8 million in the same period in the prior year. The $2.4 million increase resulted from a $1.4 million increase in gross profit due to the improvements in our manufacturing efficiencies, pass-through of higher underlying steel costs and a $1.0 million decrease in selling and administrative expenses related to lower legal expenses.

Metal components sales increased 9.7%, or $18.8 million to $212.5 million in the six months ended April 29, 2012, compared to $193.7 million in the same period in the prior year. This increase was primarily due to higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, and a 3.6% increase in external tons shipped. Sales to third parties for the six months ended April 29, 2012 increased $16.0 million to $172.6 million from $156.6 million in the same period in the prior year. The remaining $2.8 million represents an increase in intersegment sales. Metal components third-party sales accounted for 35.0% of total consolidated third-party sales in the six months ended April 29, 2012 compared to 37.7% in the six months ended May 1, 2011.

Operating income of the metal components segment increased to $14.6 million in the six months ended April 29, 2012, compared to $7.8 million in the same period in the prior year. The $6.8 million increase resulted from a $7.6 million increase in gross profit due to an increase resulted from a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability charge, an increase in sales prices and external tons shipped as noted above. This increase was partially offset by a $0.8 million increase in selling and administrative expenses related to a $1.3 million increase in wages and commissions, partially offset by a $0.7 million decrease in bad debt expense.

Engineered building systems sales increased 25.0%, or $57.8 million to $289.0 million in the six months ended April 29, 2012, compared to $231.2 million in the same period in prior year. This increase resulted from a 13.3% increase in external tons shipped and higher sales prices which mainly increased as a result of the pass-through of higher underlying steel costs. Sales to third parties for the six months ended April 29, 2012 increased $56.6 million to $281.4 million from $224.8 million in the same period in the prior year. The remaining $1.3 million represents an increase in intersegment sales. These results were driven by improved demand in the end use sectors we serve in the six months ended April 29, 2012. Engineered building systems third-party sales accounted for 57.0% of total consolidated third-party sales in the six months ended April 29, 2012 compared to 54.1% in the six months ended May 1, 2011.

Operating income (loss) of the engineered building systems segment improved to income of $14.3 million in the six months ended April 29, 2012 compared to a loss of $5.6 million in the same period in the prior year. This $19.9 million improvement resulted from a $22.9 million increase in gross profit. The increase in gross profit was due to increases in relative sales prices and external tons shipped as noted above as well as an improvement in manufacturing efficiencies. These improvements were partially offset by a $3.0 million increase in engineering, selling and administrative expenses primarily due to a $3.4 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and $0.6 million increase in marketing costs, both partially offset by a decrease of $0.5 million in bad debt expense.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $100.5 million in the six months ended April 29, 2012, compared to $100.3 million in the same period in the prior year. The $0.2 million increase in engineering, selling and administrative expenses was primarily due to a $5.1 million increase in wages, commissions and benefit costs which was mainly the result of higher volume, $0.8 million increase in marketing costs, and $0.5 million in one-time executive retirement costs, partially offset by a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability charge and a $1.4 million decrease in bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 20.4% for the six months ended April 29, 2012 as compared to 24.1% for the six months ended May 1, 2011.

Acquisition-related costs for the six months ended April 29, 2012 were $1.9 million. There was no amount recorded in the same period of the prior year. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145 million in cash. See “—Definitive Agreement to Purchase Metl-Span LLC.”

Consolidated interest expense decreased by 21.4% to $6.4 million for the six months ended April 29, 2012, compared to $8.1 million for the same period of the prior year. Interest expense decreased primarily due to the decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5% and decreases in the underlying debt balances.

Consolidated provision (benefit) for income taxes was a $1.4 million provision for the six months ended April 29, 2012, compared to a benefit of $6.8 million for the same period in the prior year. The effective tax rate for the six months ended April 29, 2012 was 41.7% compared to 29.9% for the same period in the prior year. The increase in the effective tax rate for the six months ended April 29, 2012 compared to the same period in the prior year was the result of state income taxes and non-deductible expenses resulting from an increase in pre-tax profit.

Consolidated Convertible Preferred Stock dividends and accretion for the six months ended April 29, 2012 was $16.4 million compared to $12.5 million in the same period in the prior year and related primarily to our paying accrued dividends on the Preferred Shares which accrue and accumulate on a daily basis at 12% per annum. We paid dividends in-kind at the rate of 8% per annum on the Preferred Shares in December 2011 as a result of the December 9, 2011 Mutual Waiver and Consent and paid dividends in-kind at the rate of 12% per annum in March 2012. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million in the six months ended April 29, 2012 compared to a $1.5 million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of (1) our paying the December 2010 and March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum) and (2) our paying the December 2011 dividend in-kind at the rate of 8% per annum (rather than the stated 12%) as a result of the December 9, 2011 Mutual Waiver and Consent and paying the March 2012 dividend in-kind at the rate of 12% per annum.

Diluted loss per common share improved to a loss of $(1.40) per diluted common share for the six months ended April 29, 2012, compared to a loss of $(1.65) per diluted common share for the same period in the prior year. The decrease in the diluted loss per common share was primarily due to a $17.9 million improvement in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section, partially offset by an increase in the beneficial conversion charge and the dividends and accretion on the Convertible Preferred Stock as noted above. At April 29, 2012, the Preferred Shares were convertible into 48.9 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital was $139.7 million and $137.6 million at April 29, 2012 and October 30, 2011, respectively. The $2.1 million increase in working capital during the six months ended April 29, 2012 was primarily due to earnings in the period, partially offset by normal seasonal changes in accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities was $10.0 million and $4.5 million for the six months ended April 29, 2012 and May 1, 2011, respectively. The $10.0 million in cash provided by operating activities during the six months ended April 29, 2012 was attributable to the increase in earnings, partially offset by a $10.9 million decrease in working capital, excluding cash. During the six months ended May 1, 2011, we had a $15.6 million decrease in income taxes receivable due to a federal income tax refund received in April 2011.

Cash used in investing activities was $13.9 million and $7.9 million for the six months ended April 29, 2012 and May 1, 2011, respectively. The $13.9 million used in investing activities during the six months ended April 29, 2012 was primarily attributable to $13.9 million used for capital expenditures predominantly related to two new insulated panel system facilities, computer software and machinery and equipment.

Cash used in financing activities was $1.3 million and $16.5 million for the six months ended April 29, 2012 and May 1, 2011, respectively. The $1.3 million used in financing activities during the six months ended April 29, 2012 was primarily attributable to $2.6 million of note payable and term loan principal payments and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock, partially offset by a $2.8 million decrease in restricted cash as a result of the release of the restricted cash held as collateral on our letters of credit. During the six months ended May 1, 2011, we paid $11.0 million of dividends in cash on the Convertible Preferred Stock and made $4.4 million of note payable and term loan payments.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of April 29, 2012 and October 30, 2011, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 48.9 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740.

At April 29, 2012 and October 30, 2011, we had 301,459 and 286,701 Preferred Shares outstanding, respectively. In addition, at April 29, 2012 and October 30, 2011, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $10.3 million and $10.1 million, respectively. As of April 29, 2012 and October 30, 2011, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $311.8 million and $296.8 million, respectively.

Our Amended Credit Agreement restricts the payment of cash dividends to 50% of cumulative earnings beginning with the fourth quarter of 2009, and in the absence of accumulated earnings, cash dividends and other cash restricted payments are limited to $14.5 million in the aggregate during the term of the loan, of which we used $11.0 million as of April 29, 2012. We paid the first two quarters of fiscal 2011 dividends on the Preferred Shares totaling $11.0 million in cash. We paid the June 15, 2011, September 15, 2011, December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. The determination of cash payment versus payment-in-kind or “PIK” of the Convertible Preferred Stock dividends will be made each quarter adhering to the limitations of our Amended Credit Agreement and ABL Facility as well as the Company’s intermediate and long term cash flow requirements.

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

On May 1, 2012, we reached an understanding in principle and on May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our convertible preferred shares, to eliminate our quarterly dividend obligation on the preferred shares, which accrued at an annual rate of 12% unless paid in cash at 8%. However, this does not preclude the payment of contingent default dividends, if applicable.

Under the terms of the Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”), we are contractually obligated to pay quarterly dividends to the holders of the convertible preferred shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The Amendment Agreement provides for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”).

As consideration for the Dividend Knock-out, the CD&R Funds will receive a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions contemplated by the Amendment Agreement, funds managed by CD&R will hold Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of common stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012.

The Amendment Agreement with the CD&R Funds has been approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

See Note 15 — Subsequent Events to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

Debt

We have an Amended Credit Agreement (the “Amended Credit Agreement”) which includes an initial $150 million in term loans. The term loans under the Amended Credit Agreement will mature on April 20, 2014 and, prior to that date, we are required to pay quarterly installments equal to 0.25% of the principal amount of the term loan then outstanding as of the last day of each calendar quarter. However, we have made mandatory and optional prepayments under the Amended Credit Agreement and these prepayments are allowed to be applied against the required quarterly principal payments. As a result, we are not required to make the above mentioned quarterly principal payments for the remaining term of the term loans. In addition, these prepayments have deferred our leverage ratio covenant until the third quarter of fiscal 2013. At April 29, 2012 and October 30, 2011, amounts outstanding under the Amended Credit Agreement were $128.5 million and $130.7 million, respectively.

In addition to our Amended Credit Agreement, we have an Asset-Based Lending Facility (the “ABL Facility”) which allows aggregate maximum borrowings of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of April 20, 2014 and includes borrowing capacity of up to $25 million for letters of credit and up to $10 million for swingline borrowings. See “—Definitive Agreement to Purchase Metl-Span LLC” for a description of the Amended Credit Agreement refinancing and ABL Facility Amendment.

Amended Credit Agreement. The Company’s obligations under the Amended Credit Agreement and any interest rate protection agreements or other permitted hedging agreement entered into with any lender under the Amended Credit Agreement are irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant). Our obligations under the Amended Credit Agreement and the permitted hedging agreements and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of October 20, 2009, made by the Company and other grantors (as defined therein), in favor of the term loan administrative agent and term loan collateral agent, by (i) all of the capital stock and other equity interests of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries of the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary) and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, including liens on material real property, in each case to the extent permitted by applicable law and subject to certain enumerated exceptions. The liens securing the obligations under the Amended Credit Agreement, the permitted hedging agreements and the guarantees thereof are first in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to stock, material real property and assets other than accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and the guarantors. Such liens are second in priority (as between the Amended Credit Agreement and the ABL Facility) with respect to accounts receivable, inventory, associated intangibles of the Company and certain other specified assets of the guarantors. As of April 29, 2012, we do not have any outstanding interest rate hedges.

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

The Amended Credit Agreement had no financial covenants until October 30, 2011 (subject to prepayment deferrals as noted below), at which time our consolidated leverage ratio of net indebtedness to EBITDA was to be no more than 5 to 1. Net indebtedness is defined as consolidated debt less the lesser of unrestricted cash or $50 million. This ratio steps down by 0.25 each quarter until October 28, 2012 at which time the maximum ratio is 4 to 1. The ratio continues to step down by 0.125 each quarter until November 3, 2013 to a ratio of 3.5 to 1, which remains the maximum ratio for each fiscal quarter thereafter. We will, however, not be subject to this financial covenant with respect to a specified period if certain prepayments or repurchases of the term loans under the Amended Credit Agreement are made prior to the specified period. Based on our prepayments made through April 29, 2012, the leverage ratio covenant has been deferred until the third quarter of fiscal 2013. The prepayments that have been made can be applied to continuously defer covenant requirements and are not reduced unless the Company’s actual leverage ratios are above the maximum requirement for a given period. Although our Amended Credit Agreement did not require any financial covenant compliance, at April 29, 2012 and October 30, 2011, our consolidated leverage ratio as of those dates was 1.30 and 2.27, respectively.

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

(2)	LIBOR loans at LIBOR (having a minimum rate of 2%) plus a margin. Since October 30, 2011, the LIBOR-linked margin fluctuates based on our leverage ratio and shall be either 6% or 4.5% if our leverage ratio is less than 3.5 to 1. As of the first fiscal quarter commencing January 30, 2012, the margin in each case increases by 0.25% per annum on the first day of each fiscal quarter unless the aggregate principal amount of term loans outstanding under the Amended Credit Agreement in the immediately preceding fiscal quarter of the Company has been reduced by $3,750,000 (excluding scheduled principal amortization payments), less any prior reductions not previously applied to prevent an increase in the applicable margin. At April 29, 2012 and October 30, 2011, the interest rate on our Amended Credit Agreement was 6.5% and 8.0%, respectively. Based on our leverage ratio at April 29, 2012, the applicable margin in the third quarter of fiscal 2012 will be 4.5%.

Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the highest of (i) the Wells Fargo Bank, National Association prime rate; (ii) the overnight Federal Funds rate plus 0.5%; and (iii) 3.0% and “LIBOR” is defined as the applicable London interbank offered rate (not to be less than 2%) adjusted for reserves.

ABL Facility. The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $125.0 million; however, the aggregate maximum borrowings are limited to $100.0 million under our Amended Credit Agreement. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At April 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $83.9 million and $87.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both April 29, 2012 and October 30, 2011. In addition, at both April 29, 2012 and October 30, 2011, letters of credit totaling approximately $9.1 million were outstanding under the ABL Facility.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at April 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.44 to one and 0.37 to one, respectively.

Loans under the ABL Facility bear interest, at our option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At both April 29, 2012 and October 30, 2011, the interest rate on our ABL Facility was 4.75%.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $83.9 million available at April 29, 2012 and $73.9 million of unrestricted cash at April 29, 2012. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $22 million and $24 million for the remainder of fiscal 2012 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended April 29, 2012 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

Our corporate strategy seeks potential acquisitions which provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt. See “— Definitive Agreement to Purchase Metl-Span LLC” below.

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

Definitive Agreement to Purchase Metl-Span LLC

On May 2, 2012, NCI Group, Inc. (“NCI”), a wholly owned subsidiary of the Company, entered into a definitive agreement with VSMA, Inc. (“VSMA”), Metl-Span LLC, and BlueScope Steel North America Corporation (“Equity Purchase Agreement”) to purchase Metl-Span LLC (“Metl-Span”) from VSMA, Inc., a subsidiary of BlueScope Steel North America Corporation, for $145 million in cash (such acquisition, the “Acquisition”). Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. For the year ended December 31, 2011, Metl-Span had estimated revenues of $170 million. Metl-Span is being sold on a cash-free, debt-free basis, and the purchase price is subject to adjustment based on Metl-Span’s working capital at closing.

Each of NCI, VSMA and Metl-Span has made customary representations and warranties and has agreed to customary covenants in the Equity Purchase Agreement. The closing of the Acquisition, which is currently expected to close before the end of the calendar year, is subject to (i) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (ii) other customary conditions to closing, including the execution and delivery of (a) a transition services agreement between VSMA and Metl-Span, (b) a supply agreement among Steelscape, Inc., a California corporation and affiliate of VSMA (“Steelscape”), Metl-Span and NCI, pursuant to which Steelscape has agreed to supply certain metallic-coated and painted steel coils for use in Metl-Span’s product lines, (c) an OEM supply agreement between Metl-Span and BlueScope Buildings North America, Inc., a Delaware corporation and affiliate of VSMA (“BBNA”), pursuant to which Metl-Span has agreed to sell certain insulated wall, roof and ceiling panel products to BBNA, and (d) certain other related transaction documents.

The Equity Purchase Agreement is subject to termination by either NCI or VSMA for various reasons, including the failure of the closing of the Acquisition to occur on or before October 15, 2012 (the “Initial Termination Date”), provided that (i) NCI may extend such termination date under certain circumstances (a) to the date that is two days after the marketing period under the Commitment Letter (as described below) or (b) up to 60 days after the Initial Termination Date if all conditions to the closing of the Acquisition have been satisfied other than with respect to the HSR Act and those conditions that by their nature cannot be satisfied other than at the closing (each of which conditions is capable of being satisfied at the date of termination if the closing of the Acquisition were to occur at such time), and (ii) VSMA may extend such termination date under certain circumstances to a date that is three business days after the Initial Termination Date. The obligations of NCI to consummate the Acquisition are not subject to the availability of financing.

The Equity Purchase Agreement provides that NCI will be required to pay to VSMA a reverse termination fee of $10.15 million upon termination under certain specified circumstances, including in the event of VSMA’s termination due to NCI’s failure to consummate the Acquisition if all of the conditions to its obligations have been satisfied or waived (other than those that by their nature will not be satisfied until the closing, each of which is capable of being satisfied at the date of termination if the closing were to occur at that time). Under certain other specified circumstances, NCI will be required to pay a reverse termination fee of $14.5 million including in the case of VSMA’s termination under the circumstances described in the preceding sentence if either (i) the proceeds of the Term Loan Facility (as described below) could have been funded upon delivery of a drawdown notice or (ii) could not be funded and the failure of such funding was the result of a breach by NCI of any of its covenants under the Equity Purchase Agreement.

NCI and VSMA have agreed to indemnify each other for losses arising from breaches of the representations, warranties and covenants of the Equity Purchase Agreement and for certain other liabilities, subject to specified limitations. BSNA has agreed to guarantee the performance of VSMA’s obligations under the Equity Purchase Agreement. In connection with the transaction, NCI will refinance its existing ABL Facility and Term Loan, which both mature in April 2014. NCI will utilize its ABL Facility and Term Loan Facility, together with cash on hand, to fund the Acquisition.

On May 2, 2012, we entered into a debt financing commitment letter (the “Commitment Letter”) for a $250.0 million senior secured credit facility (the “Term Loan Facility”) to be available on the closing date of the Acquisition. Proceeds from the Term Loan Facility will be used, together with approximately $25 million of cash on hand and/or certain borrowings under the Loan and Security Agreement, as amended by the ABL Facility Amendment (in each case, as defined below), to finance the acquisition, the repayment of the existing Term Loan of NCI and the related fees and expenses. On May 16, 2012, we amended and restated the Commitment Letter solely to include an additional financial institution as a lender under the Term Loan Facility.

The Term Loan Facility will include certain representations and warranties, affirmative and negative covenants, events of default and collateral and guarantee arrangements, as described in the Commitment Letter. The Commitment Parties’ obligations to provide the financing are subject to the satisfaction of specified conditions, including the consummation of the Acquisition in accordance with the terms of the Equity Purchase Agreement, the accuracy of specified representations and the absence of a material adverse effect on Metl-Span, as described in the Commitment Letter.

On May 2, 2012, we entered into Amendment No. 2 (the “ABL Facility Amendment”) to the Loan and Security Agreement (the “Loan and Security Agreement”) to (i) permit the acquisition, the entry by the Company into the Term Loan Facility and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

See Note 15 — Subsequent Events to the consolidated financial statements for more information on the material terms of our Equity Purchase Agreement, Commitment Letter and ABL Facility Amendment.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended April 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,890	$9,018	$6,740	$(15,704)	$4,944
Acquisition-related costs	––	––	––	1,494	1,494
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508

“Adjusted” operating income (loss)	$4,890	$7,089	$6,740	$(13,702)	$5,017

	For the Three Months Ended May 1, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,378	$7,400	$(154)	$(13,468)	$(1,844)
Actuarial determined general liability self-insurance charges	—	1,297	—	—	1,297

“Adjusted” operating income (loss)	$4,378	$8,697	$(154)	$(13,468)	$(547)

	For the Six Months Ended April 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$10,192	$14,559	$14,336	$(29,858)	$9,229
Acquisition-related costs	—	—	––	1,890	1,890
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508

“Adjusted” operating income (loss)	$10,192	$12,630	$14,336	$(27,460)	$9,698

	For the Six Months Ended May 1, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,822	$7,753	$(5,564)	$(25,991)	$(15,980)
Pre-acquisition contingency adjustment	—	—	252	—	252
Actuarial determined general liability self-insurance charges	—	2,398	—	—	2,398

“Adjusted” operating income (loss)	$7,822	$10,151	$(5,312)	$(25,991)	$(13,330)

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	3rd Quarter July 31, 2011	4th Quarter October 30, 2011	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	Trailing 12 Months April 29, 2012
Net income	$2,593	$3,411	$589	$1,321	$7,914
Add:
Depreciation and amortization	7,187	6,753	6,158	5,841	25,939
Consolidated interest expense, net	3,864	3,685	3,296	3,034	13,879
Provision (benefit) for income taxes	—	398	426	942	1,766
Acquisition-related costs	—	––	396	1,494	1,890
Cash restructuring charges (recovery)	(575)	283	––	––	(292)
Executive retirement	—	––	––	508	508
Non-cash charges:
Stock-based compensation	1,776	1,776	1,972	2,119	7,643
Asset impairments (recoveries)	(93)	1,214	––	––	1,121
Embedded derivative	(6)	(6)	(5)	(6)	(23)

Adjusted EBITDA	$14,746	$17,514	$12,832	$15,253	$60,345

	3rd Quarter August 1, 2010	4th Quarter October 31, 2010	1st Quarter January 30, 2011	2nd Quarter May 1, 2011	Trailing 12 Months May 1, 2011
Net loss	$(3,299)	$(5,436)	$(12,725)	$(3,229)	$(24,689)
Add:
Depreciation and amortization	7,457	7,309	7,236	7,187	29,189
Consolidated interest expense, net	4,392	4,258	4,177	3,870	16,697
Benefit from income taxes	(221)	(1,794)	(5,009)	(1,786)	(8,810)
Cash restructuring charges	551	1,628	—	—	2,179
Transaction costs	—	(250)	—	—	(250)
Non-cash charges:
Stock-based compensation	1,374	1,375	1,685	1,671	6,105
Asset impairments (recoveries)	(64)	221	—	—	157
Embedded derivative	(7)	(7)	(7)	(6)	(27)
Pre-acquisition contingency adjustment	––	178	252	––	430

Adjusted EBITDA	$10,183	$7,482	$(4,391)	$7,707	$20,981

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Loss per diluted common share, GAAP basis	$(0.86)	$(0.51)	$(1.40)	$(1.65)
Convertible preferred stock beneficial conversion feature	0.42	(0.01)	0.63	0.08
Acquisition-related costs, net of taxes	0.05	—	0.06	—
Actuarial determined general liability self-insurance charges (recovery), net of taxes	(0.06)	0.04	(0.06)	0.08
Executive retirement, net of taxes	0.02	––	0.02	––
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Pre-acquisition contingency adjustment, net of taxes	—	—	––	0.01

“Adjusted” diluted loss per common share	$(0.45)	$(0.48)	$(0.75)	$(1.48)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 29, 2012	May 1, 2011	April 29, 2012	May 1, 2011
Net loss applicable to common shares, GAAP basis	$(16,281)	$(9,249)	$(26,320)	$(29,990)
Convertible preferred stock beneficial conversion feature	7,858	(240)	11,878	1,546
Acquisition-related costs, net of taxes	920	—	1,164	—
Actuarial determined general liability self-insurance charges (recovery), net of taxes	(1,188)	799	(1,188)	1,477
Executive retirement, net of taxes	313	––	313	––
Gain on embedded derivative, net of taxes	(4)	(4)	(7)	(8)
Pre-acquisition contingency adjustment, net of taxes	—	––	––	181

“Adjusted” net loss applicable to common shares	$(8,382)	$(8,694)	$(14,160)	$(26,794)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 29, 2012, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the three months ended April 29, 2012, we committed to a natural gas purchase obligation related to one of our Metal Coaters facilities totaling $1.3 million over the next two years.

There have been no other material changes in our future contractual obligations since the end of fiscal 2011 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 for more information on contractual obligations. See Note 15 — Subsequent Events to the consolidated financial statements for more information on the material terms of our Equity Purchase Agreement, Commitment Letter and ABL Facility Amendment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 29, 2012, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expanded capacity on the gulf coast and slow economic recovery, we believe steel prices will continue to be volatile. On average, we expect the average market price in fiscal 2012 to be in line with the prices we experienced during fiscal 2011.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2012, we purchased approximately 28% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first six months of fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements, during the first six months of fiscal 2012, we purchased insignificant amounts of steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for the fiscal six months ended April 29, 2012, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $2.7 million for the six months ended April 29, 2012, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Amended Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Amended Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 29, 2012, we had $128.5 million outstanding under our senior Amended Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.3 million on an annual basis. The fair value of our Amended Credit Agreement at both April 29, 2012 and October 30, 2011 was approximately $127.9 million compared to the face value of $128.5 million and $130.7 million, respectively.

See Note 8 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for both the three and six month periods ended April 29, 2012 were $0.1 million. Net foreign currency re-measurement gains for the three and six month periods ended May 1, 2011 were $0.2 million and $0.3 million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended April 29, 2012 was $0.1 million and was insignificant for the six month period ended April 29, 2012. The net foreign currency exchange gains included in net income for the three and six month periods ended May 1, 2011 were $0.2 million and $0.1 million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three and six month periods ended April 29, 2012 was insignificant and was $(0.1) million for both the three and six month periods ended May 1, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 14, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the risk factors described below, please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference.

The proposed acquisition of Met’l Span, LLC may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the acquisition.

As previously described, on May 2, 2012, NCI Group, Inc. (“NCI”) entered into a definitive agreement with VSMA, Inc. (“VSMA”), Metl-Span LLC, and BlueScope Steel North America Corporation (“BlueScope”) to purchase all of the outstanding membership interests of Metl-Span LLC (“Metl-Span”) from VSMA., a subsidiary of BlueScope, for $145 million in cash (such acquisition, the “Acquisition”). Metl-Span is being sold on a cash-free, debt-free basis, and the purchase price is subject to adjustment based on Metl-Span’s working capital at closing.

Each of NCI, VSMA and Metl-Span has made customary representations and warranties and has agreed to customary covenants in the Equity Purchase Agreement. The closing of the Acquisition is subject to (i) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (ii) the satisfaction or waiver of other customary conditions to closing. As a result, the Acquisition may not be successfully completed. Furthermore, if the completion of the Acquisition is substantially delayed, we may not be able to realize the expected benefits of the Acquisition on a timely basis or at all.

The Equity Purchase Agreement provides that NCI will be required to pay to VSMA a reverse termination fee of $10.15 million or $14.50 million upon termination of the Equity Purchase Agreement under specified circumstances. If we are required to make this payment, such payment would reduce our short-term liquidity and cash flow.

Even if the Acquisition were completed, the successful integration of Metl-Span’s business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:

•

our ability to complete the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;

•	our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies; and

•	our ability to preserve customer, supplier and other important relationships of both NCI and Metl-Span and resolve potential conflicts that may arise.

In addition, the Acquisition may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively affect the price of our common stock following consummation of the Acquisition.

If we are unable to complete the proposed Acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed Acquisition, we will still have incurred substantial expenses but may not realize the anticipated cost synergies and other benefits of the Acquisition. Given the size and significance of the Acquisition, we may encounter difficulties in the integration of the operations of the Metl-Span business, which could adversely affect our combined business and financial performance. Any failure to realize the full benefits and synergies of the Acquisition could adversely impact our business, results of operation and financial condition.

We currently expect to take on significant debt to finance the Acquisition, and such increased debt levels could adversely affect its business, cash flow and results of operations.

We expect to incur a substantial amount of indebtedness in connection with our acquisition of Metl-Span. As a result of this indebtedness, our interest payment obligations will increase. The degree to which we are leveraged could have adverse effects on our business, including the following:

•	Making it difficult for us to satisfy our obligations under our credit facility and contractual and commercial commitments;

•

Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, dividends and other general corporate purposes;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	Restricting us from making additional strategic acquisitions or exploiting business opportunities;

•	Placing us at a competitive disadvantage compared to our competitors that have less debt;

•	Limiting our ability to borrow additional funds; and

•	Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

If we incur additional debt, these risks will intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the second quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 30, 2012 to February 26, 2012	—	—	—	129,218
February 27, 2012 to March 25, 2012	1,386	$10.96	—	129,218
March 26, 2012 to April 29, 2012	—	—	—	129,218

Total	1,386	$10.96	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the second quarter of fiscal 2012, we did not repurchase any shares of Common Stock. At April 29, 2012, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: May 30, 2012	By:	/s/ Mark E. Johnson
Mark E. Johnson Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

4.1	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)

10.1	Consulting Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

10.2	Form of First Amendment to the Restricted Stock Agreement by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

10.3	First Amendment to the Nonqualified Stock Option Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.3 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

10.4	Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

10.5	Commitment Letter, dated as of May 2, 2012, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS Loan Finance LLC, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

*10.6	Amended and Restated Commitment Letter, dated as of May 16, 2012, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS Loan Finance LLC, UBS Securities LLC, Royal Bank of Canada, RBC Capital Markets and Citigroup Global Markets Inc.

10.7	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith