Form 10-Q
period 2012-07-29
NCI BUILDING SYSTEMS INC
filed 2012-09-07
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2012

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value-20,347,924 shares as of September 4, 2012

PART I— FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 29, 2012	October 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,318	$78,982
Restricted cash	1,375	2,836
Accounts receivable, net	111,913	95,381
Inventories, net	113,237	88,531
Deferred income taxes	22,127	20,405
Income tax receivable	1,906	1,272
Investments in debt and equity securities, at market	4,382	4,483
Prepaid expenses and other	17,509	14,847
Assets held for sale	4,884	4,874

Total current assets	309,651	311,611

Property, plant and equipment, net	271,536	208,514
Goodwill	73,909	5,200
Intangible assets, net	54,938	24,254
Other assets	10,896	11,575

Total assets	$720,930	$561,154

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,500	$––
Note payable	858	292
Accounts payable	98,058	88,158
Accrued compensation and benefits	40,598	34,616
Accrued interest	470	1,309
Other accrued expenses	56,840	49,668

Total current liabilities	199,324	174,043

Long-term debt, net of current portion (and unamortized discount of $12,327 and $0, respectively)	234,546	130,699
Deferred income taxes	35,886	7,312
Other long-term liabilities	10,065	10,081

Total long-term liabilities	280,497	148,092

Series B cumulative convertible participating preferred stock	619,950	273,950
Redeemable common stock	––	759
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,350,479 and 19,954,323 shares issued at July 29, 2012 and October 30, 2011, respectively; 20,347,925 and 19,829,898 shares outstanding at July 29, 2012 and October 30, 2011, respectively	924	924
Additional paid-in capital	1,875	237,244
Accumulated deficit	(376,120)	(266,896)
Accumulated other comprehensive loss	(5,499)	(5,485)
Treasury stock, at cost (2,554 shares and 124,425 shares at July 29, 2012 and October 30, 2011, respectively)	(21)	(1,477)

Total stockholders’ deficit	(378,841)	(35,690)

Total liabilities and stockholders’ deficit	$720,930	$561,154

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Sales	$298,488	$262,138	$792,322	$677,789
Cost of sales, excluding asset recoveries	232,925	205,348	615,135	536,641
Asset recoveries	(22)	(93)	(22)	(93)

Gross profit	65,585	56,883	177,209	141,241
Engineering, selling, general and administrative expenses	55,605	50,889	156,110	151,227
Acquisition-related costs	2,946	—	4,836	—
Restructuring recovery	––	(575)	––	(575)

Income (loss) from operations	7,034	6,569	16,263	(9,411)
Interest income	44	26	100	103
Interest expense	(4,203)	(3,890)	(10,589)	(12,014)
Debt extinguishment costs	(6,437)	––	(6,437)	––
Other income (expense), net	(368)	(112)	11	1,166

Income (loss) before income taxes	(3,930)	2,593	(652)	(20,156)
Provision (benefit) for income taxes	(663)	––	705	(6,795)

Net income (loss)	$(3,267)	$2,593	$(1,357)	$(13,361)
Convertible preferred stock dividends and accretion	––	9,176	16,352	21,666
Convertible preferred stock beneficial conversion feature	––	6,494	11,878	8,040
Convertible preferred stock amendment	48,803	––	48,803	––

Net loss applicable to common shares	$(52,070)	$(13,077)	$(78,390)	$(43,067)

Loss per common share:
Basic	$(2.74)	$(0.71)	$(4.16)	$(2.35)

Diluted	$(2.74)	$(0.71)	$(4.16)	$(2.35)

Weighted average number of common shares outstanding:
Basic	18,997	18,467	18,830	18,292
Diluted	18,997	18,467	18,830	18,292

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011
Cash flows from operating activities:
Net loss	$(1,357)	$(13,361)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,992	25,249
Share-based compensation expense	6,183	5,132
Non-cash debt extinguishment costs	6,436	––
Loss on sale of property, plant and equipment	20	41
Provision for doubtful accounts	(409)	1,452
Provision (benefit) from deferred income taxes	86	(6,227)
Asset recoveries	(22)	(93)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,143	(11,440)
Inventories	(16,330)	(34,938)
Income tax receivable	(146)	14,209
Prepaid expenses and other	(1,610)	(57)
Accounts payable	(3,072)	21,250
Accrued expenses	3,281	3,966
Other, net	50	264

Net cash provided by operating activities	20,245	5,447

Cash flows from investing activities:
Acquisition, net of cash acquired	(140,991)	––
Capital expenditures	(22,288)	(14,735)
Proceeds from sale of property, plant and equipment	55	582

Net cash used in investing activities	(163,224)	(14,153)

Cash flows from financing activities:
Decrease (increase) in restricted cash	1,461	(4)
Proceeds from ABL Facility	15,021	43
Payments on ABL Facility	(15,021)	(43)
Excess tax benefits from share-based compensation arrangements	1	––
Proceeds on term loan	237,499	––
Payments on term loan	(131,325)	(5,250)
Payments on note payable	(1,193)	(1,105)
Payment of financing costs	(8,679)	(100)
Payment of cash dividends on convertible preferred stock	—	(11,039)
Purchase of treasury stock	(1,524)	(1,477)

Net cash provided by (used in) financing activities	96,240	(18,975)

Effect of exchange rate changes on cash and cash equivalents	75	(63)
Net decrease in cash and cash equivalents	(46,664)	(27,744)
Cash and cash equivalents at beginning of period	78,982	77,419
Cash and cash equivalents at end of period	$32,318	$49,675

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 29, 2012

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments, other than nonrecurring adjustments that have been separately disclosed, are of a normal, recurring nature. Operating results for the fiscal three and nine month periods ended July 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2012. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 2 –– ACQUISITION

On June 22, 2012, NCI Group, Inc., a Nevada corporation (“NCI”) and a wholly owned subsidiary of the Company, completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”), .. Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation, NCI acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”). The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Metl-Span is now a direct, wholly-owned subsidiary of NCI.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. For the period from June 22, 2012 to July 29, 2012, Metl-Span contributed revenue and operating income of $21.2 million and $2.3 million, respectively. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction resulted in goodwill of $68.7 million as it has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products. During the three and nine month periods ended July 29, 2012, we recognized $2.9 million and $4.8 million, respectively, in acquisition-related costs.

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the table below was prepared based on financial information for Metl-Span for the calendar months of November through July, which correlates to the three-month and nine-month periods corresponding to our fiscal periods. The unaudited pro forma financial information for the fiscal three months ended July 29, 2012 and July 31, 2011 and the fiscal nine months ended July 29, 2012 and July 31, 2011 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. We also expect to realize operating synergies from consolidating procurement activities. The pro forma information does not reflect these potential synergies or expense reductions.

	Unaudited Pro Forma		Unaudited Pro Forma
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In thousands except per share amounts)	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Sales	$325,974	$304,733	$899,596	$791,551

Net income (loss)	$(1,686)	$4,200	$3,090	$(9,071)

Net loss applicable to common shares	$(50,489)	$(11,470)	$(73,943)	$(38,777)

Earnings per share:

Basic	$(2.66)	$(0.62)	$(3.93)	$(2.12)

Diluted	$(2.66)	$(0.62)	$(3.93)	$(2.12)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition. The fair value of all assets acquired and liabilities assumed are preliminary and the final determination of any required purchase accounting adjustments will be made upon the completion of our fair value assessments. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. Additionally, as these plans are finalized, we may identify integration charges that are required to be recognized. As a result, the initial purchase price allocations may be adjusted for changes in estimates of the fair value of assets acquired and liabilities assumed.

(In thousands)	June 22, 2012
Current assets	$35,233
Current deferred income taxes	1,514
Property, plant and equipment	57,893
Intangible assets	32,760
Assets acquired	$127,400
Current liabilities	$22,306
Deferred income taxes	28,121
Liabilities assumed	$50,427
Fair value of net assets acquired	$76,973
Total consideration paid	145,682
Goodwill	$68,709

The long-term deferred tax liability primarily relates to differences between the book basis and tax basis of property, plant and equipment and intangible assets, which were written up to fair market value for book purposes when accounting for the Acquisition and are not deductible for tax purposes.

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Lives
Trade names	$9,600	15 years
Backlog	1,410	3 months
Supplier relationships	150	3 years
Customer lists and relationships	21,600	12 years
	$32,760

These intangible assets are amortized on a straight-line basis.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $68.7 million was recorded in our metal components segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

For all our intangibles, including those recently acquired and from prior acquisitions, the weighted average estimated useful life is 12.9 years. We recognized $2.1 million in amortization expense for all intangibles during the nine months ended July 29, 2012. Total accumulated amortization was $17.8 million at July 29, 2012. We expect to recognize amortization expense over the next five fiscal years as follows (in millions):

July 30, 2012 to October 28, 2012	$1.9
2013	4.0
2014	4.0
2015	3.7
2016	3.4

NOTE 3 —ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. The adoption of ASU 2012-02 will not have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. The adoption of ASU 2011-08 will not have an impact on our consolidated financial statements.

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

NOTE 4 — RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash was invested in a bank account securing our agent bank. As of July 29, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our ABL Facility. As of October 30, 2011, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit for certain insurance policies, exclusive of letters of credit under our ABL Facility. Restricted cash is classified as a current asset as the underlying letters of credit expire within one year of the respective balance sheet date.

NOTE 5 — INVENTORIES

The components of inventory are as follows (in thousands):

	July 29, 2012	October 30, 2011
Raw materials	$81,270	$62,801
Work in process and finished goods	31,967	25,730

	$113,237	$88,531

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share awards, phantom stock awards and cash awards. As of July 29, 2012 and July 31, 2011, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

During the nine month periods ended July 29, 2012 and July 31, 2011, we granted 92,832 and 121,669 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2012 and fiscal 2011 was $5.12 and $5.78, respectively.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended July 29, 2012 and July 31, 2011, we granted restricted stock awards with a fair value of $6.8 million or 666,110 shares and $6.2 million or 515,053 shares, respectively.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011

Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(52,070)	$(13,077)	$(78,390)	$(43,067)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,997	18,467	18,830	18,292

Basic and Diluted loss per common share	$(2.74)	$(0.71)	$(4.16)	$(2.35)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and nine month periods ended July 29, 2012 and July 31, 2011 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of July 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 54.1 million and 46.6 million shares of Common Stock, respectively.

For both the three and nine month periods ended July 29, 2012 and July 31, 2011, all options and unvested restricted shares were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 8 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. Additionally, we maintain an accrued warranty at Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.1 million at both July 29, 2012 and October 30, 2011. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs.

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011
Beginning balance	$17,941	$16,977
Warranties sold	2,365	2,081
Revenue recognized	(1,609)	(1,205)
Other (1)	1,107	(309)

Ending balance	$19,804	$17,544

(1)           Primarily represents the fair value of accrued warranty obligations in the amount of $1.2 million assumed in the Metl-Span acquisition. Metl-Span offers weathertightness warranties on its wall and roof panels. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	July 29, 2012	October 30, 2011
Credit Agreement, due May 2018 (interest at 8.0% at July 29, 2012)	$249,373	$––
Amended and restated credit agreement, due April 2014 (interest at 8.0% at October 30, 2011)	––	130,699

	249,373	130,699
Unamortized discount, net	(12,327)	––
Current portion of long-term debt	(2,500)	—

Total long-term debt, less current portion	$234,546	$130,699

Credit Agreement

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing.

The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. The note discount will be amortized over the life of the loan through May 2, 2018 using the effective interest method.

The term loans under the Credit Agreement will be prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement will be subject to a prepayment premium equal to 2% of the principal amount of the term loans so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loans so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

Subject to certain exceptions, the term loans under the Credit Agreement will be subject to mandatory prepayment in an amount equal to:

• the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

• 75% of annual excess cash flow (as defined in the Credit Agreement) for any fiscal year ending on or after November 3, 2013, subject to reduction to 50%, 25% or 0% if specified leverage ratio targets are met.

The Company’s obligations under the Credit Agreement and designated cash management arrangements and hedging agreements, if any, will be irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect wholly owned domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary and certain other excluded subsidiaries).

The obligations under the Credit Agreement and the designated cash management arrangements and hedging agreements, if any, and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of June 22, 2012 (the “Guarantee and Collateral Agreement”), made by the Company and other Grantors (as defined therein), in favor of the Term Agent, by (i) all of the capital stock of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries owned by the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary), and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions.

At the Company’s election, the interest rates applicable to the term loans under the Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or “LIBOR,” or (2) an alternate base rate, in each case, plus a borrowing margin. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, make dividends and other restricted payments, create liens securing indebtedness, engage in mergers and other fundamental transactions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of their business and engage in certain transactions with affiliates.

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter beginning with the quarter ending October 28, 2012. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Although our Credit Agreement and our amended and restated credit agreement, due April 2014, did not require any financial covenant compliance, at July 29, 2012 and October 30, 2011, our consolidated total net debt to EBITDA leverage ratio as of those dates was 2.71:1.00 and 2.27:1.00, respectively.

The Credit Agreement contains customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, cross default and cross acceleration to certain other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of security interest, material judgments, and change of control.

The Credit Agreement also provides that the Company has the right at any time to request incremental commitments under one or more incremental term loan facilities or incremental revolving loan facilities, subject to compliance with a pro forma consolidated secured net debt to EBITDA leverage ratio. The lenders under the Credit Agreement will not be under any obligation to provide any such incremental commitments, and any such addition of or increase in commitments will be subject to pro forma compliance with customary conditions.

In connection with the execution of the Credit Agreement the Company, certain of the Company’s subsidiaries, Wells Fargo Capital Finance, LLC, as administrative agent (the “ABL Agent”) under the Company’s asset based revolving credit facility (the “ABL Facility”), and the Term Agent entered into an amendment (the “Intercreditor Agreement Amendment”) to the Company’s existing intercreditor agreement, dated as of October 20, 2009, providing for, among other things, the obligations under the Credit Agreement to become subject to the provisions of the intercreditor agreement. In addition, in connection with the Acquisition, Metl-Span became a borrower under the ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing guaranty agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the ABL Facility.

During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

ABL Facility

On October 20, 2009, we entered into the ABL Facility pursuant to a loan and security agreement that provided for a $125.0 million asset-based loan facility. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduced the unused commitment fee from 1% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduced the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points.

On May 2, 2012, we entered into Amendment No. 2 (the “ABL Facility Amendment”) to the Loan and Security Agreement (the “Loan and Security Agreement”) to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

At July 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $110.8 million and $87.8 million, respectively. The ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. Under the ABL Facility, there were no amounts of borrowings outstanding at both July 29, 2012 and October 30, 2011. In addition, at July 29, 2012 and October 30, 2011, standby letters of credit totaling approximately $8.5 million and $6.4 million, respectively, were issued under the ABL Facility related to certain insurance policies.

The obligations of the borrowers under the ABL Facility are guaranteed by us and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the ABL Facility. Our obligations under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent.

The obligations under the ABL Facility and the guarantees thereof are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Credit Agreement on a first-lien basis.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at July 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.42:1.00 and 0.37:1.00, respectively.

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

Deferred Financing Costs

At July 29, 2012 and October 30, 2011, the unamortized balance in deferred financing costs was $10.4 million and $11.6 million, respectively.

Insurance Note Payable

The note payable is related to financed insurance premiums. As of July 29, 2012 and October 30, 2011, we had outstanding a note payable in the amount of $0.9 million and $0.3 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At July 29, 2012 and October 30, 2011, the CD&R Funds own 72.7% and 70.1%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

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

Dividends. Under the Certificate of Designations, as originally adopted, dividends on the Convertible Preferred Stock are payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends are not paid on the dividend payment date, either in cash or in kind, such dividends compound on the dividend payment date.

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our convertible preferred shares, to eliminate our quarterly dividend obligation on the Preferred Shares. However, this does not preclude the payment of contingent default dividends, if applicable.

Under the terms of the Certificate of Designations, we were contractually obligated to pay quarterly dividends to the holders of the convertible preferred shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The Amendment Agreement provides for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”).

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of common stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012.

 The Amendment Agreement with the CD&R Funds has been approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly dividend obligation on the Preferred Shares.

The dividends for the December 15, 2010 and March 15, 2011 dividend payments were paid in cash and the dividends for the June 15, 2011 and March 15, 2012 dividend payments were paid in-kind at a pro rata rate of 12% per annum. As a result of the two Consent and Waiver Agreements (discussed below), the September 15, 2011 and December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum. See Note 9—Long-term Debt and Note Payable for more information on our Credit Agreement and ABL Facility.

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

On the dividend payment date, the Company had the right to choose whether dividends are paid in cash or in-kind. However, the first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of the Company’s amended and restated credit agreement, due April 2014, and ABL Facility which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend payment date compounded at a rate of 12% per annum.

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

On December 9, 2011, the Company entered into a Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of the Company’s issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions. The December 9, 2011 Mutual Waiver and Consent did not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

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

The initial conversion price of the Convertible Preferred Stock was equal to $6.3740. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price. As of July 29, 2012 and October 30, 2011, the Convertible Preferred Stock was convertible into 54.1 million and 46.6 million shares of Common Stock, respectively.

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

Change of Control Redemption Right. Upon certain change of control events specified in the Certificate of Designations, including certain business combinations involving the Company and certain changes to the beneficial ownership of the voting power of the Company, so long as the CD&R Funds do not own 45% or more of the voting power of the Company and directors designated by the CD&R Funds are not entitled to cast a majority of the total number of votes that can be cast by the Company’s board of directors or by the directors constituting the quorum approving or recommending such change of control event, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock (1) if redeemed after the fourth anniversary of the Closing Date, at a purchase price equal to the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date or (2) if redeemed prior to the fourth anniversary of the Closing Date, at a purchase price equal to the sum of (a) the liquidation value of such Preferred Shares plus the accrued and unpaid dividends thereon as of the redemption date and (b) a make-whole premium equal to the net present value of the sum of all dividends that would otherwise be payable on and after the redemption date, to and including such fourth anniversary date, assuming that such dividends are paid in cash. In addition, upon change of control events pursuant to the amended and restated credit agreement, due April 2014, or the ABL Facility, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock, at a purchase price equal to 101% of the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date.

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

Accounting for Convertible Preferred Stock

The Convertible Preferred Stock balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	688
Accrued paid-in-kind dividends(1)	8,837
Reversal of additional 4% accrued dividends(2)	(2,917)

Subtotal		6,608

Balance as of January 29, 2012		$280,558
Accretion	688
Accrued paid-in-kind dividends(1)	9,057

Subtotal		9,745

Balance as of April 29, 2012		$290,303
Extinguishment and reissuance	329,647

Subtotal		329,647

Balance as of July 29, 2012		$619,950

(1)	Dividends are accrued at the 12% rate on a daily basis until the dividend payment date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2011 to December 15, 2011.

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both July 29, 2012 and October 30, 2011, the fair value carrying amount of the embedded derivative was $0.1 million.

Because the dividends accrue and accumulate on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends are recorded into Convertible Preferred Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At July 29, 2012 and October 30, 2011, all of the potentially 54.1 million and 46.6 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions contemplated by the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012.

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $107.9 million in the consolidated balance sheet. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations. As of July 29, 2012 and October 30, 2011, the Preferred Shares were convertible into 54.1 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740.

The Company recorded an $11.9 million beneficial conversion feature charge, prior to any applicable reversal, in the nine month period ended July 29, 2012 related to dividends that have accrued and are convertible into shares of Common Stock. The Company recorded a $6.5 million beneficial conversion feature charge, prior to any applicable reversal, in the three month periods ended July 31, 2011 and $8.0 million beneficial conversion feature charge, prior to any applicable reversal, in the nine month periods ended July 31, 2011 related to dividends that have accrued and are convertible into shares of Common Stock. As a result of accruing dividends at the stated 12% rate, and subsequently paying the lower 8% rate agreed to in the Mutual Waiver and Consent, we recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction. As a result of paying an 8% cash dividend in the second quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to beneficial conversion feature charges between December 16, 2010 and March 15, 2011. As a result of paying an 8% cash dividend in the first quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to beneficial conversion feature charges between September 16, 2010 and December 15, 2010. The Company’s policy is to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at July 29, 2012 and October 30, 2011 are as follows (in thousands):

	July 29, 2012	October 30, 2011
Liquidation preference	$339,293	$286,701
Accrued dividends	5,775	10,102

Aggregate liquidation preference	$345,068	$296,803

At July 29, 2012 and October 30, 2011, we had 339,293 and 286,701 Preferred Shares outstanding.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash, restricted cash, trade accounts receivable and accounts payable approximate fair value as of July 29, 2012 and October 30, 2011 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	July 29, 2012		October 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement (1)	$237,046	$245,009	$––	$––
Amended and restated credit agreement, due April 2014	$––	$––	$130,699	$127,106

(1) Carrying amount of Credit Agreement includes unamortized discount of $12.3 million.

The fair value of the Credit Agreement and the amended and restated credit agreement, due April 2014, were based on recent trading activities of comparable market instruments which are level 2 inputs.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at July 29, 2012 and October 30, 2011.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$313	$—	$—	$313
Mutual funds — Growth	574	—	—	574
Mutual funds — Blend	1,873	—	—	1,873
Mutual funds — Foreign blend	634	—	—	634
Mutual funds — Fixed income	—	564	—	564

Total short-term investments in deferred compensation plan	3,394	564	—	3,958

Total assets	$3,394	$564	$—	$3,958

Liabilities:
Deferred compensation plan liability	$(4,100)	$—	$—	$(4,100)
Foreign currency contracts	—	(71)	—	(71)
Embedded derivative	—	—	(63)	(63)

Total liabilities	$(4,100)	$(71)	$(63)	$(4,234)

(1)	Unrealized holding gains (losses) for the three months ended July 29, 2012 and July 31, 2011 were $(0.1) million and $(0.2) million, respectively. Unrealized holding gains (losses) for the nine months ended July 29, 2012 and July 31, 2011 were $0.1 million and $0.1 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of July 29, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale (1)	$—	$—	$2,500	$2,500

Total assets	$—	$—	$2,500	$2,500

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of July 29, 2012, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of July 29, 2012.

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Metl-Span acquisition completed on June 22, 2012 that are discussed further in Note 2 to the consolidated financial statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or level 3 fair value measurements (goodwill and intangible assets). In addition, as a result of the transactions in the Amendment Agreement, we have determined the Convertible Preferred Stock (see Note 10) should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million.

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

The following table summarizes the activity in Level 3 financial instruments during the nine months ended July 29, 2012 and July 31, 2011 (in thousands):

	July 29, 2012	July 31, 2011
Beginning balance	$(79)	$(104)
Unrealized gains (1)	16	19

Ending balance	$(63)	$(85)

(1)	Unrealized gains on the embedded derivative are recorded in other income, net in the Consolidated Statements of Operations during the nine months ended July 29, 2012 and July 31, 2011.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.3%	(14.2)%	(8.9)%	0.1%
Non-deductible acquisition costs	(22.1)%	––	(133.2)%	––
Canada valuation allowance	(3.8)%	(5.0)%	(3.8)%	(0.4)%
Non-deductible expenses	3.0%	(2.7)%	3.0%	(2.7)%
Recognition of tax benefit previously deemed to be uncertain	0.0%	(7.3)%	0.0%	0.9%
Other	2.5%	5.8%	(0.2)%	0.8%

Effective tax rate	16.9%	0.0%	(108.1)%	33.7%

The total amount of unrecognized tax benefit at both July 29, 2012 and October 30, 2011 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 13 — COMPREHENSIVE INCOME (LOSS)

Comprehensive loss consists of the following (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net income (loss)	$(3,267)	$2,593	$(1,357)	$(13,361)
Foreign exchange translation gain (loss) and other, net of tax	3	(23)	4	(28)
Gain in fair value of foreign currency derivative, net of tax	––	––	(17)	––

Comprehensive income (loss)	$(3,264)	$2,570	$(1,370)	$(13,389)

Accumulated other comprehensive loss consists of the following (in thousands):

	July 29, 2012	July 31, 2011
Foreign exchange translation adjustments, net of tax	$572	$524
Defined benefit pension plan actuarial losses, net of tax	(6,058)	(2,524)
Foreign currency derivative, net of tax	(12)	35

Accumulated other comprehensive loss	$(5,498)	$(1,965)

A summary of the components of other comprehensive income (loss) and the related tax effects for each of the periods presented is as follows (in thousands):

	Fiscal Three Months Ended July 29, 2012			Fiscal Three Months Ended July 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss) and other	$3	$—	$3	$17	$––	$17
Gain in fair value of foreign currency derivative	$––	$––	$––	$(65)	$25	$(40)

Other Comprehensive income (loss)	$3	$––	$3	$(48)	$25	$(23)

	Fiscal Nine Months Ended July 29, 2012			Fiscal Nine Months Ended July 31, 2011
	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign exchange translation gain (loss) and other	$4	$—	$4	$(63)	$—	$(63)
(Loss) gain in fair value of foreign currency derivative	$(63)	$46	$(17)	$56	$(21)	$35

Other Comprehensive income (loss)	$(59)	$46	$(13)	$(7)	$(21)	$(28)

NOTE 14 — BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. See Note 2 – Acquisition. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our consolidated financial statements.

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

The following table represents sales, operating income and total assets attributable to these business segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Total sales:
Metal coil coating	$54,342	$54,472	$152,264	$144,673
Metal components	142,092	116,050	354,586	309,730
Engineered building systems	164,265	155,046	453,278	386,248
Intersegment sales	(62,211)	(63,430)	(167,806)	(162,862)

Total sales	$298,488	$262,138	$792,322	$677,789

External sales:
Metal coil coating	$19,415	$19,821	$59,225	$53,999
Metal components	119,814	93,001	292,434	249,630
Engineered building systems	159,259	149,316	440,663	374,160

Total sales	$298,488	$262,138	$792,322	$677,789

Operating income (loss):
Metal coil coating	$5,112	$5,219	$15,304	$13,041
Metal components	9,372	6,545	23,931	14,298
Engineered building systems	9,078	7,877	23,414	2,313
Corporate	(16,528)	(13,072)	(46,386)	(39,063)

Total operating income (loss)	$7,034	$6,569	$16,263	$(9,411)
Unallocated other expense	(10,964)	(3,976)	(16,915)	(10,745)

Income (loss) before income taxes	$(3,930)	$2,593	$(652)	$(20,156)

	July 29, 2012	October 30, 2011
Total assets:
Metal coil coating	$58,728	$55,509
Metal components	234,763	175,906
Engineered building systems	209,781	206,232
Corporate	217,658	123,507

Total assets	$720,930	$561,154

NOTE 15 — CONTINGENCIES

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

NOTE 16 — SUBSEQUENT EVENT

On August 1, 2012, we issued a one-time grant of performance share units (“PSUs”) under NCI’s 2003 Long-Term Stock Incentive Plan (the “ Incentive Plan”) to certain executives. This grant was made in lieu of grants that would have otherwise been made on December 15, 2012, 2013 and 2014 based on current practice. A total grant of 1,027,500 performance stock units were issued under the Incentive Plan.

The purpose of the PSU grants is to closely align the incentive compensation of the executive leadership team for a duration of a three-year performance cycle with returns to NCI’s shareholders and thereby further motivate the executive leadership team to create sustained value for NCI shareholders. The design of the PSU grants effectuates this purpose by placing a material amount of incentive compensation of each executive at risk and by offering extraordinary reward for the attainment of extraordinary results.

We expect the fair value of the total PSUs granted on August 1, 2012 is $12.0 million. Compensation cost for the PSUs will be recognized ratably over the requisite service period of three years.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt, including additional debt to finance the Acquisition (as defined below), and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the CD&R Funds;
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations;
•	our ability to integrate Metl-Span LLC with our business and to realize the anticipated benefits of such acquisition;
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of the report and in our most recent Annual Report on Form 10-K as filed with the SEC.

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

Third Fiscal Quarter

We experienced a significant improvement in our operating results during the third quarter of fiscal 2012 in what continues to be a weak recovery period for the nonresidential construction industry. We are leveraging the competitive advantages of steel compared to other building products to capture additional business from existing customers and enter new markets, while managing costs through continuous operating efficiencies.

Each of our business segments is making progress in what continues to be a challenging market environment, helped in part by our integrated business model.

The metal coil coating segment continues to serve our metal components and engineered building systems segments, while focusing its external sales on building share in the nonresidential construction market and in extending their reach in new markets. Results for the first nine months of fiscal 2012 showed double-digit increases in revenues and operating income. Results for the third quarter of fiscal 2012 were flat with prior year due to a less favorable business mix in the period and the incurrence of additional expenses associated with the new Middletown, Ohio coating plant.

In the metal components segment, third party sales increased 29%, while operating income improved 43% compared to the same period in the prior year, benefitting from a 6-week contribution from the Company's Metl-Span acquisition, slight improvement in demand for the group’s core products, the effectiveness of new marketing programs designed to capture larger volume business and low operating cost structure that continues to distinguish this business unit.

The engineered metal buildings segment produced a 15.2% increase in operating profit on sales growth of 6.7% in the third quarter of fiscal 2012 compared to the same period in the prior year. Revenue growth resulted from improved demand from the industrial and retail sectors, and similar to the prior quarter, operating profitability benefitted from a more favorable mix of higher and lower complexity projects.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, published in July 2012, indicates no change in square footage and a decrease of 6% in dollar value as compared to the prior calendar year. In calendar 2013, the nonresidential construction forecast indicates an increase compared to calendar 2012, with an expected increase of 13% in square footage and an increase of 11% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month billings and a reading below 50 indicates a decrease in month-to-month billings. AIA’s ABI published for July 2012 was below 50 at 48.7 and the commercial and industrial component of the index was 46.6, the third consecutive month below 50.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal nine months ended July 29, 2012, steel represented approximately 72% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, competition, labor costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has decreased 9.6% from October 2011 to July 2012 and was 13.0% lower in July 2012 compared to July 2011.

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk -Steel Prices.”

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense and other (expense) income. Segment information is included in Note 14 of our consolidated financial statements.

The following table represents sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 29, 2012%		July 31, 2011%		July 29, 2012%		July 31, 2011%
Total sales:
Metal coil coating	$54,342	18	$54,472	21	$152,264	19	$144,673	21
Metal components	142,092	48	116,050	44	354,586	45	309,730	46
Engineered building systems	164,265	55	155,046	59	453,278	57	386,248	57
Intersegment sales	(62,211)	(21)	(63,430)	(24)	(167,806)	(21)	(162,862)	(24)
Total sales	$298,488	100	$262,138	100	$792,322	100	$677,789	100

Operating income (loss):
Metal coil coating	$5,112		$5,219		$15,304		$13,041
Metal components	9,372		6,545		23,931		14,298
Engineered building systems	9,078		7,877		23,414		2,313
Corporate	(16,528)		(13,072)		(46,386)		(39,063)
Total operating income (loss)	$7,034		$6,569		$16,263		$(9,411)
Unallocated other expense	(10,964)		(3,976)		(16,915)		(10,745)
Income (loss) before income taxes	$(3,930)		$2,593		$(652)		$(20,156)

FISCAL THREE MONTHS ENDED JULY 29, 2012 COMPARED TO FISCAL THREE MONTHS ENDED JULY 31, 2011

Consolidated sales increased by 13.9%, or $36.4 million for the three months ended July 29, 2012, compared to the three months ended July 31, 2011. This increase resulted from higher tonnage volumes in our metal components and engineered building systems segments for the three months ended July 29, 2012 compared to the same period in 2011 which was driven by improved demand in the end use sectors we serve compared to the prior year.

Consolidated cost of sales increased by 13.4%, or $27.6 million for the three months ended July 29, 2012, compared to the three months ended July 31, 2011. Gross margins were 22.0% for the three months ended July 29, 2012 compared to 21.7% for the same period in the prior year. The increase in gross margins was the result of higher tonnage volumes in our metal components and engineered building systems segments which increased our operating leverage for the three months ended July 29, 2012 compared to the same period in 2011 as noted above.

Metal coil coating sales decreased by 0.2%, or $0.1 million to $54.3 million in the three months ended July 29, 2012, compared to $54.5 million in the same period in the prior year. Sales to third parties for the three months ended July 29, 2012 decreased by 2.0% to $19.4 million from $19.8 million in the same period in the prior year, primarily as a result of a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The decrease in sales was partially offset by a 2.7% increase in tons shipped due to the acquisition of new customers and end users. The remaining $0.3 million represents an increase in intersegment sales for the three months ended July 29, 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 6.5% of total consolidated third-party sales in the three months ended July 29, 2012 compared to 7.6% in the three months ended July 31, 2011.

Operating income of the metal coil coating segment decreased to $5.1 million in the three months ended July 29, 2012, compared to $5.2 million in the same period in the prior year. The $0.1 million decrease resulted primarily from a $0.3 million increase in selling and administrative expenses related to various immaterial costs.

Metal components sales increased 22.4%, or $26.0 million to $142.1 million in the three months ended July 29, 2012, compared to $116.1 million in the same period in the prior year. This increase was primarily due to a 28.3% increase in external tons shipped, partially offset by a 10.1% reduction in internal volume. These results were driven by the inclusion of Metl-Span which contributed $21.2 million of sales since June 22, 2012 when Metl-Span was acquired and improved demand in the end use sectors we serve in the three months ended July 29, 2012. Sales to third parties for the three months ended July 29, 2012 increased $26.8 million to $119.8 million from $93.0 million in the same period in the prior year. The remaining $0.8 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 40.1% of total consolidated third-party sales in the three months ended July 29, 2012 compared to 35.5% in the three months ended July 31, 2011.

Operating income of the metal components segment increased to $9.4 million in the three months ended July 29, 2012, compared to $6.5 million in the same period in the prior year. The $2.8 million increase resulted from an increase in external tons shipped as noted above, higher sales prices which increased as a result of the pass-through of higher underlying steel costs and the inclusion of Metl-Span which contributed $2.3 million of operating income since June 22, 2012 when Metl-Span was acquired. The increase in operating income was partially offset by a $3.2 million increase in selling and administrative expenses related to a $1.3 million increase in wages and commissions and other various immaterial costs.

Engineered building systems sales increased 5.9%, or $9.2 million to $164.3 million in the three months ended July 29, 2012, compared to $155.0 million in the same period in prior year. This increase resulted from a 10.5% increase in external tons shipped. These results were driven by improved demand in the end use sectors we serve in the three months ended July 29, 2012. Sales to third parties for the three months ended July 29, 2012 increased $9.9 million to $159.3 million from $149.3 million in the same period in the prior year. The remaining $0.7 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 53.4% of total consolidated third-party sales in the three months ended July 29, 2012 compared to 57.0% in the three months ended July 31, 2011.

Operating income of the engineered building systems segment improved to income of $9.1 million in the three months ended July 29, 2012 compared to income of $7.9 million in the same period in the prior year. This $1.2 million improvement resulted from a $1.8 million increase in gross profit due to increases external tons shipped as noted above and increases in relative sales prices. These improvements were partially offset by a $0.6 million of restructuring recovery in the same period in the prior year and a $0.6 million increase in engineering, selling and administrative expenses primarily due to a $0.9 million increase in wages, commissions and benefit costs which was mainly the result of higher volume.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $55.6 million in the three months ended July 29, 2012, compared to $50.9 million in the same period in the prior year. The $4.7 million increase in engineering, selling and administrative expenses was primarily due to a $3.6 million increase in wages, commissions and benefit costs which was mainly the result of higher volume. As a percentage of sales, engineering, selling, general and administrative expenses were 18.6% for the three months ended July 29, 2012 as compared to 19.4% for the three months ended July 31, 2011.

Acquisition-related costs for the three months ended July 29, 2012 were $2.9 million. There was no amount recorded in the same period of the prior year. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. See “—Acquisition of Metl-Span LLC.”

Consolidated interest expense increased by 8.0% to $4.2 million for the three months ended July 29, 2012, compared to $3.9 million for the same period of the prior year. Interest expense increased due to the term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012. The increase was partially offset by a decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5% and decreases in the underlying debt balance prior to June 22, 2012.

Debt extinguishment costs for the three months ended July 29, 2012 were $6.4 million. There was no amount recorded in the same period of the prior year. During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Consolidated provision (benefit) for income taxes was a $0.7 million benefit for the three months ended July 29, 2012, compared to no provision for the same period in the prior year. The effective tax rate for the three months ended July 29, 2012 was 16.9% compared to 0.0% for the same period in the prior year. The increase in the effective tax rate for the three months ended July 29, 2012 compared to the same period in the prior year was the result of state income taxes and non-deductible expenses.

Consolidated Convertible Preferred Stock dividends and accretion was $9.2 million for the three months ended July 31, 2011. There was no amount recorded for the three months ended July 29, 2012. The 9.2 million related primarily to our paying accrued dividends on our Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”), which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We paid dividends in-kind at the rate of 12% per annum on the Preferred Shares in June 2011. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $6.5 million for the three months ended July 31, 2011. There was no amount recorded for the three months ended July 29, 2012. The $6.5 million related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of our paying the June 2011 dividends in-kind at the rate of 12% per annum.

Consolidated Convertible Preferred Stock amendment for the three months ended July 29, 2012 was $48.8 million compared to no amount in the same period in the prior year and related to the Amendment Agreement. As a result of the transactions in the Amendment Agreement, we have determined the Convertible Preferred Stock should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million. As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. At July 29, 2012, the Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Diluted loss per common share declined to a loss of $(2.74) per diluted common share for the three months ended July 29, 2012, compared to a loss of $(0.71) per diluted common share for the same period in the prior year. The decline in the diluted loss per common share was primarily due to the $48.8 million Convertible Preferred Stock amendment charge noted above and a $5.9 million decline in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section. At July 29, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

FISCAL NINE MONTHS ENDED JULY 29, 2012 COMPARED TO FISCAL NINE MONTHS ENDED JULY 31, 2011

Consolidated sales increased by 16.9%, or $114.5 million for the nine months ended July 29, 2012, compared to the nine months ended July 31, 2011. The increase resulted from higher tonnage volumes in each of our segments for the nine months ended July 29, 2012 compared to the same period in 2011 which was driven by improved demand in the end use sectors we serve compared to the prior year. In addition, this increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs.

Consolidated cost of sales increased by 14.6%, or $78.5 million for the nine months ended July 29, 2012, compared to the nine months ended July 31, 2011. Gross margins were 22.4% for the nine months ended July 29, 2012 compared to 20.8% for the same period in the prior year. The increase in gross margins was the result of higher relative sales prices and increased volumes in each of our segments as noted above.

Metal coil coating sales increased by 5.2%, or $7.6 million to $152.3 million in the nine months ended July 29, 2012, compared to $144.7 million in the same period in the prior year. Sales to third parties for the nine months ended July 29, 2012 increased by 9.7% to $59.2 million from $54.0 million in the same period in the prior year, primarily as a result of a 13.3% increase in tons shipped due to the acquisition of new customers and end users. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $2.4 million represents an increase in intersegment sales for the nine months ended July 29, 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.5% of total consolidated third-party sales in the nine months ended July 29, 2012 compared to 8.0% in the nine months ended July 31, 2011.

Operating income of the metal coil coating segment increased to $15.3 million in the nine months ended July 29, 2012, compared to $13.0 million in the same period in the prior year. The $2.3 million increase resulted from a $1.5 million increase in gross profit due to external volume as noted above, the improvements in our manufacturing efficiencies, pass-through of higher underlying steel costs and a $0.8 million decrease in selling and administrative expenses related to lower legal expenses.

Metal components sales increased 14.5%, or $44.9 million to $354.6 million in the nine months ended July 29, 2012, compared to $309.7 million in the same period in the prior year. This increase was primarily due to a 12.1% increase in external tons shipped and higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, partially offset by an 11.8% reduction in internal volume. These results were driven by the inclusion of Metl-Span which contributed $21.2 million of sales since June 22, 2012 when Metl-Span was acquired and, improved demand in the end use sectors we serve in the nine months ended July 29, 2012. Sales to third parties for the nine months ended July 29, 2012 increased $42.8 million to $292.4 million from $249.6 million in the same period in the prior year. The remaining $2.1 million represents an increase in intersegment sales. Metal components third-party sales accounted for 36.9% of total consolidated third-party sales in the nine months ended July 29, 2012 compared to 36.8% in the nine months ended July 31, 2011.

Operating income of the metal components segment increased to $23.9 million in the nine months ended July 29, 2012, compared to $14.3 million in the same period in the prior year. The $9.6 million increase resulted from a $13.7 million increase in gross profit due to an increase resulted from a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability charge, an increase in external tons shipped and sales prices as noted above and the inclusion of Metl-Span which contributed $2.3 million of operating income since June 22, 2012 when Metl-Span was acquired. This increase was partially offset by a $4.0 million increase in selling and administrative expenses related to a $2.7 million increase in wages and commissions and a $0.6 million increase in outside professional services, partially offset by a $1.1 million decrease in bad debt expense.

Engineered building systems sales increased 17.4%, or $67.0 million to $453.3 million in the nine months ended July 29, 2012, compared to $386.2 million in the same period in prior year. This increase resulted from a 12.3% increase in external tons shipped and higher sales prices which mainly increased as a result of the pass-through of higher underlying steel costs. These results were driven by improved demand in the end use sectors we serve in the nine months ended July 29, 2012. Sales to third parties for the nine months ended July 29, 2012 increased $66.5 million to $440.7 million from $374.2 million in the same period in the prior year. The remaining $0.5 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 55.6% of total consolidated third-party sales in the nine months ended July 29, 2012 compared to 55.2% in the nine months ended July 31, 2011.

Operating income of the engineered building systems segment improved to income of $23.4 million in the nine months ended July 29, 2012 compared to income of $2.3 million in the same period in the prior year. This $21.1 million improvement resulted from a $24.5 million increase in gross profit. The increase in gross profit was due to increases in external tons shipped and relative sales prices as noted above. These improvements were partially offset by a $0.6 million of restructuring recovery in the same period in the prior year and $3.3 million increase in engineering, selling and administrative expenses primarily due to a $3.6 million increase in wages, commissions and benefit costs which was mainly the result of higher volume, partially offset by a decrease of $0.8 million in bad debt expense.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $156.1 million in the nine months ended July 29, 2012, compared to $151.2 million in the same period in the prior year. The $4.9 million increase in engineering, selling and administrative expenses was primarily due to an $8.2 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and $0.5 million in one-time executive retirement costs, partially offset by a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability charge and a $1.9 million decrease in bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 19.7% for the nine months ended July 29, 2012 as compared to 22.3% for the nine months ended July 31, 2011.

Acquisition-related costs for the nine months ended July 29, 2012 were $4.8 million. There was no amount recorded in the same period of the prior year. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. See “—Acquisition of Metl-Span LLC.”

Consolidated interest expense decreased by 11.9% to $10.6 million for the nine months ended July 29, 2012, compared to $12.0 million for the same period of the prior year. Interest expense decreased primarily due to the decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5% and decreases in the underlying debt balances prior to June 22, 2012. The decrease was partially offset by an increase in the term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012.

Debt extinguishment costs for the nine months ended July 29, 2012 was $6.4 million. There was no amount recorded in the same period of the prior year. During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Other income, net decreased by 99.1% to $0.1 million for the nine months ended July 29, 2012, compared to $1.2 million for the same period in the prior year. This decrease was primarily the result of various immaterial income items in the same period in the prior year.

Consolidated provision (benefit) for income taxes was a provision of $0.7 million for the nine months ended July 29, 2012, compared to a benefit of $6.8 million for the same period in the prior year. The effective tax rate for the nine months ended July 29, 2012 was (108.1)% compared to 33.7% for the same period in the prior year. The decrease in the effective tax rate for the nine months ended July 29, 2012 compared to the same period in the prior year was the result of state income taxes and non-deductible expenses resulting from an improvement in pre-tax loss.

Consolidated Convertible Preferred Stock dividends and accretion for the nine months ended July 29, 2012 was $16.4 million compared to $21.7 million in the same period in the prior year and related primarily to our paying accrued dividends on the Preferred Shares which accrue and accumulate on a daily basis at 12% per annum. We paid dividends in-kind at the rate of 8% per annum on the Preferred Shares in December 2011 as a result of the December 9, 2011 Mutual Waiver and Consent and paid dividends in-kind at the rate of 12% per annum in March 2012. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We paid dividends in-kind at the rate of 12% per annum on the Preferred Shares in June 2011. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million in the nine months ended July 29, 2012 compared to a $8.0 million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of (1) our paying the December 2010 and March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum), (2) our paying the June 2011 dividends in-kind at the rate of 12% per annum, and (3) our paying the December 2011 dividend in-kind at the rate of 8% per annum (rather than the stated 12%) as a result of the December 9, 2011 Mutual Waiver and Consent and paying the March 2012 dividend in-kind at the rate of 12% per annum.

Consolidated Convertible Preferred Stock amendment for the nine months ended July 29, 2012 was $48.8 million compared to no amount in the same period in the prior year and related to the Amendment Agreement. As a result of the transactions in the Amendment Agreement, we have determined the Convertible Preferred Stock should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million. As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. At July 29, 2012, the Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “—Convertible Preferred Stock.”

Diluted loss per common share declined to a loss of $(4.16) per diluted common share for the nine months ended July 29, 2012, compared to a loss of $(2.35) per diluted common share for the same period in the prior year. The decline in the diluted loss per common share was primarily due to the $48.8 million Convertible Preferred Stock amendment charge noted above, partially offset by a $12.0 million improvement in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section. At July 29, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital was $110.3 million and $137.6 million at July 29, 2012 and October 30, 2011, respectively. The $27.3 million decrease in working capital during the nine months ended July 29, 2012 was primarily due to the acquisition of Metl-Span and related financing, partially offset by normal seasonal changes in accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities was $20.2 million and $5.4 million for the nine months ended July 29, 2012 and July 31, 2011, respectively. The $20.2 million in cash provided by operating activities during the nine months ended July 29, 2012 was attributable to the increase in earnings, partially offset by a $12.7 million decrease in working capital, excluding cash. During the nine months ended July 31, 2011, we had a $14.2 million decrease in income taxes receivable due to a federal income tax refund received in April 2011.

Cash used in investing activities was $163.2 million and $14.2 million for the nine months ended July 29, 2012 and July 31, 2011, respectively. The $163.2 million used in investing activities during the nine months ended July 29, 2012 was primarily attributable to $141.0 million for the acquisition of Metl-Span, net of cash acquired, and $22.3 million used for capital expenditures predominantly related to two new insulated panel system facilities, machinery and equipment and computer software.

Cash used in financing activities was $96.2 million and $19.0 million for the nine months ended July 29, 2012 and July 31, 2011, respectively. The $96.2 million used in financing activities during the nine months ended July 29, 2012 was primarily attributable to the proceeds from borrowings under the Credit Agreement in the amount of $237.5 million and $1.5 million decrease in restricted cash as a result of the release of the restricted cash held as collateral on our letters of credit, partially offset by the extinguishment and payments of the existing amended and restated credit agreement, due April 2014 in the amount of $131.3 million, $8.7 million of financing costs and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock. During the nine months ended July 31, 2011, we paid $11.0 million of dividends in cash on the Convertible Preferred Stock and made $6.4 million of note payable and term loan payments.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of July 29, 2012 and October 30, 2011, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 54.1 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740.

At July 29, 2012 and October 30, 2011, we had 339,293 and 286,701 Preferred Shares outstanding, respectively. In addition, at July 29, 2012 and October 30, 2011, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million and $10.1 million, respectively. As of July 29, 2012 and October 30, 2011, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million and $296.8 million, respectively.

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

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the preferred shares, which accrued at an annual rate of 12% unless paid in cash at 8%. However, this does not preclude the payment of contingent default dividends, if applicable.

Under the terms of the Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”), as initially adopted in October 2009, we were contractually obligated to pay quarterly dividends to the holders of the convertible preferred shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The Amendment Agreement provides for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly obligation on the Preferred Shares.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and Common Stock of the Company on an as-converted basis and an increase of approximately 2% from CD&R’s position at April 29, 2012.

The Amendment Agreement with the CD&R Funds has been approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

Debt

We have a Credit Agreement, (the “Credit Agreement”) which includes an initial $250 million in term loans. The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to that date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At July 29, 2012, amounts outstanding under the Credit Agreement were $250.0 million and at October 30, 2011, amounts outstanding under the amended and restated credit agreement, due April 2014, were $130.7 million.

In addition to our Credit Agreement we have an Asset-Based Lending Facility (the “ABL Facility”) which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

Credit Agreement. On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing.

The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. The note discount will be amortized over the life of the loan through May 2, 2018 using the effective interest method.

The term loans under the Credit Agreement will be prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement will be subject to a prepayment premium equal to 2% of the principal amount of the term loans so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loans so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

Subject to certain exceptions, the term loans under the Credit Agreement will be subject to mandatory prepayment in an amount equal to:

• the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

• 75% of annual excess cash flow (as defined in the Credit Agreement) for any fiscal year ending on or after November 3, 2013, subject to reduction to 50%, 25% or 0% if specified leverage ratio targets are met.

The Company’s obligations under the Credit Agreement and designated cash management arrangements and hedging agreements, if any, will be irrevocably and unconditionally guaranteed on a joint and several basis by each direct and indirect wholly owned domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary and certain other excluded subsidiaries).

The obligations under the Credit Agreement and the designated cash management arrangements and hedging agreements, if any, and the guarantees thereof are secured pursuant to a guarantee and collateral agreement, dated as of June 22, 2012 (the “Guarantee and Collateral Agreement”), made by the Company and other Grantors (as defined therein), in favor of the Term Agent, by (i) all of the capital stock of all direct domestic subsidiaries owned by the Company and the guarantors, (ii) up to 65% of the capital stock of certain direct foreign subsidiaries owned by the Company or any guarantor (it being understood that a foreign subsidiary holding company or a domestic subsidiary of a foreign subsidiary will be deemed a foreign subsidiary), and (iii) substantially all other tangible and intangible assets owned by the Company and each guarantor, in each case to the extent permitted by applicable law and subject to certain exceptions.

At the Company’s election, the interest rates applicable to the term loans under the Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London inter-bank offered rate, or “LIBOR,” or (2) an alternate base rate, in each case, plus a borrowing margin. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, make dividends and other restricted payments, create liens securing indebtedness, engage in mergers and other fundamental transactions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of their business and engage in certain transactions with affiliates.

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter beginning with the quarter ending October 28, 2012. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Although our Credit Agreement and our amended and restated credit agreement, due April 2014, did not require any financial covenant compliance, at July 29, 2012 and October 30, 2011, our consolidated total net debt to EBITDA leverage ratio as of those dates was 2.71:1.00 and 2.27:1.00, respectively.

The Credit Agreement contains customary events of default, including non-payment of principal, interest or fees, violation of covenants, material inaccuracy of representations or warranties, cross default and cross acceleration to certain other material indebtedness, certain bankruptcy events, certain ERISA events, material invalidity of security interest, material judgments, and change of control.

The Credit Agreement also provides that the Company has the right at any time to request incremental commitments under one or more incremental term loan facilities or incremental revolving loan facilities, subject to compliance with a pro forma consolidated secured net debt to EBITDA leverage ratio. The lenders under the Credit Agreement will not be under any obligation to provide any such incremental commitments, and any such addition of or increase in commitments will be subject to pro forma compliance with customary conditions.

In connection with the execution of the Credit Agreement the Company, certain of the Company’s subsidiaries, Wells Fargo Capital Finance, LLC, as administrative agent (the “ABL Agent”) under the Company’s asset based revolving credit facility (the “ABL Facility”), and the Term Agent entered into an amendment (the “Intercreditor Agreement Amendment”) to the Company’s existing Intercreditor Agreement, dated as of October 20, 2009, providing for, among other things, the obligations under the Credit Agreement to become subject to the provisions of the Intercreditor Agreement. In addition, in connection with the Acquisition, Metl-Span became a borrower under the ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing Guaranty Agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the ABL Facility.

During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

ABL Facility. On May 2, 2012, we entered into Amendment No. 2 (the “ABL Facility Amendment”) to the Loan and Security Agreement (the “Loan and Security Agreement”) to (i) permit the acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of approximately $1.3 million, related to deferred financing costs.

The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 29, 2012 and October 30, 2011, our excess availability under the ABL Facility was $110.8 million and $87.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both July 29, 2012 and October 30, 2011. In addition, at July 29, 2012 and October 30, 2011, letters of credit totaling approximately $8.5 million and $9.1 million, respectively, were outstanding under the ABL Facility.

On December 3, 2010, we finalized an amendment of our ABL Facility that reduced the unused commitment fee from 1% based on the average daily balance of loans and letters of credit obligations outstanding to an annual rate of 0.5%. The calculation is determined on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply. In addition, the amendment reduced the effective interest rate on borrowings, if any, by nearly 40% or 175 basis points.

An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.

The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent.

The obligations under the ABL Facility, and the guarantees thereof, are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loans under the Credit Agreement on a first-lien basis, in each case subject to certain exceptions.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at July 29, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.42:1:00 and 0.37:1:00, respectively.

Loans under the ABL Facility bear interest, at our option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At both July 29, 2012 and October 30, 2011, the interest rate on our ABL Facility was 4.75%.

During an event of default, loans under the ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $110.8 million available at July 29, 2012 and $32.3 million of unrestricted cash at July 29, 2012. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $10 million and $12 million for the remainder of fiscal 2012 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended July 29, 2012 under the stock repurchase program, we did withhold shares of restricted stock to satisfy tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

Our corporate strategy seeks potential acquisitions which provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt. See “— Acquisition of Metl-Span LLC” below.

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

Acquisition of Metl-Span LLC

On June 22, 2012, NCI Group, Inc., a Nevada corporation (“NCI”) and a wholly owned subsidiary of the Company, completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”), pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”). The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Metl-Span is now a direct, wholly-owned subsidiary of NCI.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels.

See Note 2 — Acquisition to the consolidated financial statements for more information on the acquisition of Metl-Span.

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted diluted earnings (loss) per common share and adjusted EBITDA. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Credit Agreement and ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended July 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,112	$9,372	$9,078	$(16,528)	$7,034
Acquisition-related costs	––	––	––	2,946	2,946
Asset recovery	—	(22)	—	––	(22)
“Adjusted” operating income (loss)	$5,112	$9,350	$9,078	$(13,582)	$9,958

	For the Three Months Ended July 31, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,219	$6,545	$7,877	$(13,072)	$6,569
Asset recovery	—	(93)	—	—	(93)
Restructuring recovery	—	––	(575)	—	(575)
“Adjusted” operating income (loss)	$5,219	$6,452	$7,302	$(13,072)	$5,901

	For the Nine Months Ended July 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$15,304	$23,931	$23,414	$(46,386)	$16,263
Acquisition-related costs	—	—	––	4,836	4,836
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	—	—	508	508
Asset recovery	—	(22)	—	––	(22)
“Adjusted” operating income (loss)	$15,304	$21,980	$23,414	$(41,042)	$19,656

	For the Nine Months Ended July 31, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$13,041	$14,298	$2,313	$(39,063)	$(9,411)
Asset recovery	––	(93)	––	––	(93)
Restructuring recovery	––	––	(575)	––	(575)
Pre-acquisition contingency adjustment	—	—	252	—	252
Actuarial determined general liability self-insurance charges (recovery)	—	2,398	—	—	2,398
“Adjusted” operating income (loss)	$13,041	$16,603	$1,990	$(39,063)	$(7,429)

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	4th Quarter October 30, 2011	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	3rd Quarter July 29, 2012	Trailing 12 Months July 29, 2012
Net income (loss)	$3,411	$589	$1,321	$(3,267)	$2,054
Add:
Depreciation and amortization	6,753	6,158	5,841	7,248	26,000
Consolidated interest expense, net	3,685	3,296	3,034	4,159	14,174
Provision (benefit) for income taxes	398	426	942	(663)	1,103
Acquisition-related costs	––	396	1,494	2,946	4,836
Cash restructuring charges (recovery)	283	––	––	––	283
Transaction costs	––	––	––	6,437	6,437
Executive retirement	––	––	508	––	508
Non-cash charges:
Stock-based compensation	1,776	1,972	2,119	2,090	7,957
Asset impairments (recoveries)	1,214	––	––	(22)	1,192
Embedded derivative	(6)	(5)	(6)	(5)	(22)
Adjusted EBITDA	$17,514	$12,832	$15,253	$18,923	$64,522

	4th Quarter October 31, 2010	1st Quarter January 30, 2011	2nd Quarter May 1, 2011	3rd Quarter July 31, 2011	Trailing 12 Months July 31, 2011
Net income (loss)	$(5,436)	$(12,725)	$(3,229)	$2,593	$(18,797)
Add:
Depreciation and amortization	7,309	7,236	7,187	7,187	28,919
Consolidated interest expense, net	4,258	4,177	3,870	3,864	16,169
Benefit from income taxes	(1,794)	(5,009)	(1,786)	––	(8,589)
Cash restructuring charges	1,628	—	—	(575)	1,053
Transaction costs	(250)	—	—	—	(250)
Non-cash charges:
Stock-based compensation	1,375	1,685	1,671	1,776	6,507
Asset impairments (recoveries)	221	—	—	(93)	128
Embedded derivative	(7)	(7)	(6)	(6)	(26)
Pre-acquisition contingency adjustment	178	252	––	––	430
Adjusted EBITDA	$7,482	$(4,391)	$7,707	$14,746	$25,544

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Loss per diluted common share, GAAP basis	$(2.74)	$(0.71)	$(4.16)	$(2.35)
Convertible preferred stock beneficial conversion feature	2.57	0.35	3.22	0.44
Restructuring charges (recovery), net of taxes	––	(0.02)	––	(0.02)
Acquisition-related costs, net of taxes	0.14	—	0.20	—
Transaction costs, net of taxes	0.21	––	0.21	––
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	––	(0.06)	0.08
Executive retirement, net of taxes	––	––	0.02	––
Asset impairments (recovery), net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Pre-acquisition contingency adjustment, net of taxes	—	—	––	0.01
Adjustment for participating securities interest in earnings	(0.13)	—	––	––
“Adjusted” diluted loss per common share	$0.05	$(0.38)	$(0.57)	$(1.85)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net loss applicable to common shares, GAAP basis	$(52,070)	$(13,077)	$(78,390)	$(43,067)
Convertible preferred stock beneficial conversion feature	48,803	6,494	60,681	8,040
Restructuring charges (recovery), net of taxes	––	(354)	––	(354)
Acquisition-related costs, net of taxes	2,683	—	3,847	—
Transaction costs, net of taxes	3,965	––	3,965	––
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	––	(1,188)	1,477
Executive retirement, net of taxes	––	––	313	––
Asset impairments (recovery), net of taxes	(14)	(57)	(14)	(57)
Gain on embedded derivative, net of taxes	(4)	(4)	(10)	(12)
Pre-acquisition contingency adjustment, net of taxes	—	––	––	181
Adjustment for participating securities interest in earnings	(2,445)	––	––	––
“Adjusted” net loss applicable to common shares	$918	$(6,998)	$(10,795)	$(33,792)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 29, 2012, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the nine months ended July 29, 2012, we committed to a natural gas purchase obligation related to one of our Metal Coaters facilities totaling $1.3 million over the next two years.

There have been no other material changes in our future contractual obligations since the end of fiscal 2011 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 for more information on contractual obligations. See Note 2 — Acquisition for more information on the material terms of our Equity Purchase Agreement. See Note 9 –– Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Credit Agreement and ABL Facility Amendment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 29, 2012, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expanded capacity on the gulf coast and slow economic recovery, we believe steel prices will continue to be volatile.

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

Source: www.crugroup.com

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile.

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first nine months of fiscal 2012, we purchased approximately 20% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during the first nine months of fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements, during the first nine months of fiscal 2012, we purchased less than 10% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for the fiscal nine months ended July 29, 2012, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $4.4 million for the nine months ended July 29, 2012, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 29, 2012, we had $249.4 million outstanding under our Credit Agreement, before the applicable debt discount. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.5 million on an annual basis. The fair value of our Credit Agreement at July 29, 2012 was approximately $245.0 million compared to the face value of $237.0 million, net of the unamortized discount of $12.3 million. The fair value of our amended and restated credit agreement, due April 2014, at October 30, 2011 was approximately $127.1 million compared to the face value of $130.7 million.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

 Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for the three and nine month periods ended July 29, 2012 was $(0.2) million and $(0.3) million. Net foreign currency re-measurement gains (losses) for the three and nine month periods ended July 31, 2011 were $(0.1) million and $0.2 million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended July 29, 2012 was insignificant and was $(0.1) million for the nine month period ended July 29, 2012. The net foreign currency exchange gains (losses) included in net income for the three month period ended July 31, 2011 was insignificant and was $0.1 million for the nine month period ended July 31, 2011. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three and nine month periods ended July 29, 2012 was $0.4 million. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month period ended July 31, 2011 was insignificant and was $(0.1) million for the nine month period ended July 31, 2011.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the acquisition of Metl-Span, on June 22, 2012. Metl-Span represents approximately 26.8% of our total assets as of July 29, 2012. The acquisition of Metl-Span had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of July 29, 2012 excluded an assessment of the internal control over financial reporting of Metl-Span.

We are now in the process of integrating Metl-Span’s operations including internal controls and processes. We are in the process of extending to Metl-Span our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except for the Metl-Span acquisition, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, Unaudited Consolidated Financial Statements, Note 15, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the risk factors described below, please refer to Item 1A, Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2011 filed with the Securities and Exchange Commission (the “SEC”) and incorporated herein by reference.

Although we expect that the acquisition (“Acquisition”) of Metl-Span LLC will result in benefits to us, we may not realize those benefits because of integration difficulties.

Integrating the operations of Metl-Span successfully or otherwise realizing any of the anticipated benefits of the Acquisition, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.

Realizing the benefits of the Acquisition will depend in part on the integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•	our inability to achieve operating synergies anticipated in the acquisition, which would prevent us from achieving the positive earnings gains expected as a result of the Acquisition;

•	diversion of management attention from ongoing business concerns to integration matters;

•	difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;

•	complexities associated with managing the combined businesses;

•	challenges in demonstrating to our customers and to customers of Metl-Span that the Acquisition will not result in adverse changes in customer service standards or business focus; and

•	our inability to preserve supplier and other important relationships of both the Company and Metl-Span and resolve potential conflicts that may arise.

We may not successfully integrate the operations of Metl-Span in a timely manner, and we may not realize the synergies of the Acquisition to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these synergies could be adversely impacted by practical or legal constraints on our ability to combine operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the third quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 30, 2012 to May 27, 2012	1,168	$11.58	—	129,218
May 28, 2012 to June 24, 2012	—	—	—	129,218
June 25, 2012 to July 29, 2012	—	—	—	129,218
Total	1,168	$11.58	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the third quarter of fiscal 2012, we did not repurchase any shares of Common Stock. At July 29, 2012, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: September 7, 2012	By:	/s/ Mark E. Johnson
Mark E. Johnson Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Second Amended and Restated By-Laws, effective as of October 20, 2009 (filed as Exhibit 3.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.5	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

3.6	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)

3.7	Amended and Restated Certificate of Designations, preferences and rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)

10.1	Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.2	Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.3	Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.4	Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

10.5	Performance Share Award Agreement, effective as of July 30, 2012 (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated August 2, 2012 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

