Form 10-K
period 2012-10-28
NCI BUILDING SYSTEMS INC
filed 2012-12-24
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 29, 2012, was $244,189,116, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the registrant outstanding on December 14, 2012 was 20,353,475.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of October 28, 2012.

i

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental cleanups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to investment funds affiliated with Clayton, Dubilier & Rice, LLC;
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations;
•	our ability to integrate Metl-Span LLC with our business and to realize the anticipated benefits of such acquisition (the “Acquisition”);

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

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

PART I

Item 1. Business.

General

NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $148 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represented approximately 88% of the total nonresidential construction industry during our fiscal year 2012. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of over 3,400 authorized builders across North America.

We are comprised of a family of companies operating 37 manufacturing facilities spanning the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

The Company was founded in 1984 and reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. As a result of the acquisition of MBCI, we became the largest domestic manufacturer of nonresidential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. The RCC acquisition created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had individually, prior to the acquisition. In 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

The metal coil coating, metal components and engineered building systems businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of the fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face in the short term is that the United States economy is slowly recovering from a recession and is in a period of significant volatility which, beginning in the third quarter of 2008, has reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in and cancellations of orders for our products as compared to periods prior to the recession, and the ability of our customers to make payments has been adversely affected over the same period. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges.

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, updated in October 2012, indicates an expected increase of 1% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In calendar 2013, activity is expected to increase compared to calendar 2012, with an expected increase of 6% in square footage and an increase of 5% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s Architectural Billing Index (“ABI”) is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth for the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2012 was above 50 at 52.8 and the commercial and industrial component of the index was at 50.7 for October 2012.

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

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended October 28, 2012, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has decreased 9.4% from October 2011 to October 2012 and was 16.8% higher in October 2011 compared to October 2010. Generally, we are able to adjust our sales prices in response to fluctuations in steel costs.

On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (the “Equity Investment”). Under the terms of the Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”), as initially adopted in October 2009, we were contractually obligated to pay quarterly dividends to the CD&R Funds from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions.

On March 5, 2010, following shareholder approval and by action of the independent, non-CD&R board members, we were able to effect the reverse stock split at an exchange ratio of 1-for-5 (“Reverse Stock Split”). As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares.

On September 6, 2011, we entered into a mutual waiver and consent with the CD&R Funds (the “Mutual Waiver and Consent”), under which (1) the CD&R Funds, as the holders of all of our issued and outstanding

Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended September 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the remainder of its fiscal year ending October 30, 2011, subject to certain exceptions. On December 9, 2011, we entered into a second mutual waiver and consent with the CD&R Funds (the “Second Mutual Waiver and Consent”), under substantially similar terms to the September 6, 2011 Mutual Waiver and Consent. The September 6, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011, and the second Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

On May 2, 2012, we entered into Amendment No. 2 (the “ABL Facility Amendment”) to the Loan and Security Agreement (the “Loan and Security Agreement”) to (i) permit the acquisition of Metl-Span, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which does not preclude the payment of contingent default dividends. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly obligation on the Preferred Shares.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and Common Stock of the Company on an as-converted basis.

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.

Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897-7788.

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at http://www.ncigroup.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our website includes other items related to corporate governance matters, including our corporate governance guidelines, charters of various committees of our board of directors and the code of business conduct and ethics applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website. However, the information on our website is not incorporated by reference into this Form 10-K.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other (expense) income.

Our total sales, external sales, operating income (loss) and total assets attributable to these business segments were as follows for the fiscal years indicated (in thousands):

	2012	%	2011	%	2010	%
Total sales:
Metal coil coating	$210,227	18	$201,098	21	$181,874	21
Metal components	534,853	46	437,655	46	415,857	48
Engineered building systems	643,473	56	548,594	57	490,746	56
Intersegment sales	(234,543)	(20)	(227,770)	(24)	(217,951)	(25)
Total net sales	$1,154,010	100	$959,577	100	$870,526	100
External sales:
Metal coil coating	$81,106	7	$75,394	8	$65,240	7
Metal components	446,720	39	353,797	37	328,077	38
Engineered building systems	626,184	54	530,386	55	477,209	55
Total net sales	$1,154,010	100	$959,577	100	$870,526	100
Operating income (loss):
Metal coil coating	$22,322		$17,944		$16,166
Metal components	34,147		20,643		26,791
Engineered building systems	37,596		13,011		(18,438)
Corporate	(62,376)		(53,225)		(49,106)
Total operating income (loss)	$31,689		$(1,627)		$(24,587)
Unallocated other expense	(22,692)		(14,720)		(15,620)
Income (loss) before income taxes	$8,997		$(16,347)		$(40,207)
Total assets as of fiscal year end 2012, 2011 and 2010:
Metal coil coating	$60,169	8	$55,509	10	$57,137	10
Metal components	381,028	51	175,906	31	167,542	30
Engineered building systems	214,227	29	206,232	37	208,232	37
Corporate	96,060	12	123,507	22	127,613	23
Total assets	$751,484	100	$561,154	100	$560,524	100

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

Manufacturing.  We currently operate five metal coil coating facilities located in five U.S. states. Two of our facilities coat hot-rolled, heavy gauge metal coils and three of our facilities coat light gauge metal coils. In 2010, we acquired an idle coil coating facility located in Middletown, Ohio. The idle facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. Additional capital expenditures are necessary for the facility to meet our purposes and required efficiencies. We plan to bring our recently purchased Middletown, OH coating facility on-line in December 2012.

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

We sell our products and processes principally to OEM customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2012, the largest customer of our metal coil coating segment accounted for approximately 1.5% of our total consolidated sales and external sales of our metal coil coating segment represented 38.6% of total metal coil coating segment sales for that year.

According to information collected by the National Coil Coating Association and from other market sources, we estimate that approximately 0.35 to 0.45 million tons of heavy gauge, metal substrate and approximately 2.9 to 3.1 million (normalized) tons of light gauge, flat rolled metal substrate are currently being coated on an annual basis in the United States. We estimate that we account for approximately 40% of the current heavy gauge, coated steel market and approximately 11% of the current light gauge, coated steel market.

Metal Components.

Recent events.  On June 22, 2012, we completed the acquisition of Metl-Span. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products. For the period from June 22, 2012 to October 28, 2012, Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively.

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

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are continuously developing and marketing new products such as our Insulated Panel Systems (“IPS”), Eco-ficientTM panel systems, SoundwallTM, Nu-RoofTM system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry. We custom produce purlins and girts for our customers and offer one of the widest selections of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

Metal roofing systems have several advantages over conventional roofing systems, including the following:

Lower life cycle cost.  The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. Yet, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are higher for metal roofing due to the need for a sloping support system, over time the lower ongoing costs more than offset the initial cost.

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

Manufacturing.  We currently operate 24 facilities in 13 states used for manufacturing of metal components for the nonresidential construction industry, including three facilities for our door operations and six facilities for our insulated panel systems.

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

We manufacture and design metal roofing systems for sales to regional metal building manufacturers, general contractors and subcontractors. We believe we have the broadest line of standing seam roofing products in the building industry. In addition, we have granted 21 non-exclusive, on-going license agreements to 19 companies, both domestic and international, relating to our standing seam roof technology.

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

One of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We completed the acquisition of Metl-Span on June 22, 2012. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. We retooled one facility in Jackson, Mississippi and another facility in Mattoon, Illinois to manufacture insulated panels and these facilities are now operational. One previously idled facility is being retooled to produce an architectural line for insulated metal panels and is expected to become operational in late 2013. In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and metal and other buildings.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally- friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, see “— Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI,” “American Building Components” (“ABC”), “Eco-ficient”, “IPS”, “Metl-Span” and “Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots which has seven retail stores in Texas, New Mexico and Oklahoma and specifically targets end-use consumers and small general contractors.

We market our components products within six end markets: commercial/industrial, architectural, standing seam roof systems, agricultural, residential and cold storage. In addition, our previously mentioned insulated panel product lines service each of our six end markets. Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators, post frame contractors, material resellers and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers have emerged as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2012, our largest customer for metal components accounted for approximately 1% of our total consolidated sales and external sales collectively accounted for 83.5% of total metal components segment sales for that year.

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

Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. According to the MBMA, domestic and export sales of engineered building systems by its members, which represent a portion of the number of actual buildings manufactured totaled approximately $2.1 billion and $1.7 billion for 2011 and 2010, respectively. Although final calendar 2012 sales information is not yet available from the MBMA, we estimate that sales in dollars of engineered building systems will increase in 2012 compared with 2011. McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, actually declined by 0.1% during our fiscal year 2012. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, updated in October 2012, indicates an expected increase of 1% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. The forecast for calendar 2013 indicates a total nonresidential construction expected increase of 6% in square footage and 5% in dollar value over 2012.

We believe the cost of an engineered building system, excluding the cost of the land, generally represents approximately 15% to 20% of the total cost of constructing a building, which includes such elements as labor, plumbing, electricity, heating and air conditioning systems, installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, places of worship, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the desired balance of strength, thermal efficiency and attractiveness.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Steel Systems,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,400 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom- engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2012, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales and external sales collectively accounted for 97.3% of total engineered building systems segment sales for that year.

The majority of our sales of engineered building systems are made through our authorized builder networks. We enter into an authorized builder agreement with independent general contractors that market our products and services to users. These agreements generally grant the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party with between 30 and 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. We establish an annual sales goal for each builder and provide the builder with sales and pricing information, drawings and assistance, application programs for estimating and quoting jobs and advertising and promotional literature. In some cases, we also defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage those businesses to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders.

Business Strategy

We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•	Corporate-Wide Initiatives. Fixed cost containment as the nonresidential construction market improves is our top corporate-wide initiative. We will continue our focus on leveraging technology and automation to be one of the lowest cost producers, and enhance plant utilization through expanded use of our hub and spoke distribution model.
•	Metal Coil Coating Segment. Through diversification of our external customer base, we plan to substantially increase toll and package sales and make the segment somewhat less dependent on the construction industry. We plan to bring our recently purchased Middletown, OH coating facility on-line in December 2012 and we will continue to leverage efficiency improvements to be one of the lowest cost producers.
•	Metal Components Segment. We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. We plan to capture significant synergies with the Metl-Span acquisition, along with our retooled state-of-the-art manufacturing facilities in Jackson, MS and Mattoon, IL. One previously idled facility is being retooled to produce an architectural line for insulated metal panels and is expected to become operational in late 2013.
•	Engineered Building Systems Segment. We intend to maintain our leading position in the market and seek opportunities to profitably expand our customer base. We will continue to enhance and leverage engineering and drafting technologies across all segment brands, while at the same time continuing to increase product standardization. We intend to expand material sales by offering furnish and erect services and the ability to supply higher complexity structures for the industrial market. In addition, we have deployed and are enhancing web-based pricing software to enhance small building sales across our brands and provide rapid delivery guarantees.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. We purchased approximately 19% of our steel requirements from one vendor in fiscal 2012 and 33% of our steel requirements from two vendors in fiscal 2011. No other vendor accounted for over 10% of our steel requirements during fiscal 2012 or 2011. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse effect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased to $77.5 million at October 28, 2012 from $64.2 million at October 30, 2011 due to higher levels of business activity and the acquisition of Metl-Span.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2012 and 2011, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 194 to a low point of 165 in fiscal 2012 and fluctuated significantly from a high point on the CRU Index of 219 to a low point of 146 in fiscal 2011. Given the level of steel industry consolidation, the expanded capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

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

Backlog

At October 28, 2012 and October 30, 2011, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $304.7 million and $216.4 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 10% of this backlog will extend beyond one year.

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

In addition, competition in the metal components and engineered building systems market of the building industry is intense. We believe it is based primarily on:

•	quality;
•	service;
•	on-time delivery;
•	ability to provide added value in the design and engineering of buildings;
•	price;
•	speed of construction; and
•	personal relationships with customers.

We compete with a number of other manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Many of these competitors operate on a regional basis. We have two primary nationwide competitors in the engineered building systems market and three primary nationwide competitors in the metal components market.

We are comprised of a family of companies operating 37 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. These facilities are used for the manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic distribution gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

We compete with a number of other providers of metal coil coating services to manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis, although we believe there is at least one other provider of light gauge metal coil coating services that has a nationwide market presence. Also, there are two other providers of heavy gauge metal coil coating services who have substantially the same geographic reach as our heavy gauge coil coating facilities. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

Consolidation

Over the last several years, there has been a consolidation of competitors within the industries of the metal coil coating, metal components and engineered building systems segments, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase anticipated long-term manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. In June 2012, we completed the acquisition of Metl-Span which operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment. For more information, see “— Acquisitions.”

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

The Credit Agreement contains a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources — Debt.”

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

Failure to comply with these laws and regulations may trigger a variety of administrative, civil or criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, the issuance of orders enjoining or limiting current or future operations, or the denial or revocation of permits or other legal authorizations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been mismanaged or otherwise released. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or contaminants into the environment.

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

The following is a discussion of some environmental and safety requirements that relate to our business:

Air Emissions.  Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial sources, including our manufacturing facilities, and impose various permitting, monitoring and reporting requirements. Such laws and regulations may require us to: obtain pre-approval for the construction or modification of certain projects or facilities with the potential to produce new air emissions or cause an increase in existing air emissions; obtain and strictly comply with operating permits that specify various air emissions and operational limitations; or utilize particular emission control technologies to limit or reduce emissions from our facilities. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, administrative civil or criminal enforcement actions. We may be required to incur certain capital or other expenditures in the future for air pollution control equipment in connection with obtaining and complying with pre-construction authorizations or operating permits for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.

Greenhouse Gases.  More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA.

The EPA adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multistep process, with the largest sources first subject to permitting. In October 2009, the EPA issued its final Greenhouse Gas Reporting Rule requiring the mandatory annual reporting of GHG emissions for calendar year 2010-forward from certain significant sources of GHG emission sources in the United States.

In addition, several North American multi-state climate initiatives are either actively studying, or have already implemented, measures to reduce GHG emissions, primarily through the planned development of GHG tracking systems and regional GHG emission trading programs. These programs typically require major sources of GHGs or major electricity generators to acquire and surrender emission allowances and offsets, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved.

In October 2011, the California Air Resources Board (CARB) adopted a cap-and-trade program that will help the state reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Beginning in 2013, cap-and-trade regulations will apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new legislation or regulations that may be adopted to regulate GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us, our raw material suppliers and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

Hazardous and Solid Industrial Waste.  Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid industrial waste. For example, industrial wastes such as paint waste, spent solvents, and used oils may be regulated as hazardous waste. RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste. However, these non-hazardous or exempted industrial wastes may still be regulated under state law or the less stringent industrial solid waste requirements of RCRA. We do not believe that our operations will be materially adversely affected by such requirements.

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our ordinary operations, we generate industrial solid wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health, welfare or the environment and seek to recover from the responsible classes of persons the costs incurred for remedial activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for the full or partial costs of cleaning up and restoring sites where hazardous substances historically generated by us have been released for damages to natural resources, and for the costs of certain risk assessment studies.

We currently own or lease, and have in the past owned or leased, numerous properties that for many decades have been used for manufacturing operations. Hazardous substances or industrial wastes may have been mismanaged, disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been transported for disposal. In addition, some of these properties have been operated by third parties or by previous owners whose management, disposal or release of hazardous substances or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed of industrial wastes (including waste disposed by prior owners or operators), to investigate or remediate contaminated property (including contaminated soil and groundwater, whether from prior owners or operators or other historic activities or releases), or perform remedial closure operations to prevent future contamination. Moreover, neighboring landowners and other affected parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

Wastewater Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and strictly comply with categorical industrial waste-water standards and pretreatment or discharge permits containing limits on various water pollutant and discharge parameters. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, administrative, civil or criminal enforcement actions. We may be required to incur certain capital or other expenditures in the future for wastewater treatment equipment in connection with maintaining compliance with wastewater pretreatment or discharge permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil and criminal fines or penalties as well as associated remedial obligations. We believe, however, that our operations will not be materially adversely affected by such requirements.

Employee Health and Safety.  We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of our workers. In addition, the OSHA hazard communication standard requires that information about hazardous materials used or produced by our operations be maintained and is available to our employees, state and local government authorities, and citizens. We believe that we are in compliance with these requirements and that our operations will not be materially adversely affected by such requirements.

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

Patents, Licenses and Proprietary Rights

We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. The patents on our Long Bay® System expire in 2020. We also have several registered trademarks and pending registrations in the United States.

Research and Development Costs

Total expenditures for research and development were $1.6 million, $1.3 million and $1.1 million for fiscal 2012, 2011 and 2010, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of October 28, 2012, we had approximately 4,293 employees, of whom 2,635 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 12.4% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

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

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the MBMA, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, updated in October 2012, indicates an expected increase of 1% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In calendar 2013, activity is expected to increase compared to calendar 2012, with an expected increase of 6% in square footage and an increase of 5% in dollar value. Additionally, we review the AIA survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s ABI is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth 9 to 12 months forward. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2012 was above 50 at 52.8 and the commercial and industrial component of the index was at 50.7 for October 2012.

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

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the worldwide economic recovery may adversely affect our operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate and contribute to instability in global credit markets. If global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their purchases of our metal products, which may adversely affect our cash flows and results of operations. We could also be adversely affected by the negative impact on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the U.S. (commonly referred to as the “fiscal cliff”).

Our business may be impacted by external factors that we may not be able to control.

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, the volatility in the financial markets, as we have experienced recently following the concerns about the S&P’s downgrade of the United States’ credit rating, the European debt crisis and fears of a new U.S. recession, could negatively impact our business. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

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

Subject to restrictions in our Credit Agreement and ABL Facility, we may incur substantial additional debt from time to time to finance acquisitions, capital expenditures or for other purposes.

Restrictive covenants in the Credit Agreement and the ABL Facility may adversely affect us.

We must comply with operating and financing restrictions in the Credit Agreement and the ABL Facility. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prevent us from:

•	incurring additional indebtedness;
•	making restricted payments, including dividends or other distributions;
•	incurring liens;
•	making investments, including joint venture investments;
•	selling assets;
•	repurchasing our debt and our capital stock; and
•	merging or consolidating with or into other companies or sell substantially all our assets.

We are required to make mandatory payments under the Credit Agreement upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in our Credit Agreement.

Under the ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s concentration account to the repayment of the loans outstanding under the ABL Facility, subject to an intercreditor agreement between the lenders under the Credit Agreement and the ABL Facility. In addition, during a Dominion Event, we are required to make mandatory payments on the ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the ABL Facility. If excess availability under the ABL Facility falls below certain levels, our asset-based loan facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, under certain circumstances and subject to the limitations set forth in the Credit Agreement, the Credit Agreement requires us to pay down our term loan to the extent we generate excess positive cash flow each fiscal year. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

We may recognize goodwill or other intangible asset impairment charges.

Future triggering events, such as declines in our cash flow projections, may cause impairments of our goodwill or intangible assets based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2012 and determined that no impairments of our goodwill or long-lived intangibles were required.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2012, we purchased approximately 19% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements during fiscal 2012, we purchased less than 10% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. Therefore, production cutbacks or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

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

The trading price of our common stock has fluctuated in the past and is subject to significant fluctuations in response to the following factors, some of which are beyond our control:

•	variations in quarterly operating results;
•	deviations in our earnings from publicly disclosed forward-looking guidance;
•	variability in our revenues;
•	changes in earnings estimates by analysts;
•	our announcements of significant contracts, acquisitions, strategic partnerships or joint ventures;
•	general conditions in the metal components and engineered building systems industries;
•	uncertainty about current global economic conditions;
•	fluctuations in stock market price and volume; and
•	other general economic conditions.

During fiscal 2012, our stock price on the New York Stock Exchange ranged from a high of approximately $12.84 per share to a low of $7.76 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

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

Furthermore, the terms of the Convertible Preferred Stock provide for anti-dilution rights, which may dilute the ownership interest of stockholders in the future, and change of control redemption rights, which may entitle the holders of Convertible Preferred Stock to receive higher value for their shares of Convertible Preferred Stock than the shares of common stock would receive in the event of a change of control. In addition, the terms of the Convertible Preferred Stock also provide that the CD&R Funds participate in common stock dividends, receive preferred dividends in certain limited circumstances and have preferential rights in liquidation, including make-whole rights.

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

More stringent laws and regulations relating to climate change and GHGs may be adopted in the future and could cause us to incur additional operating costs or reduce the demand for our products. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases are, according to the federal Environmental Protection Agency, or EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act.

The EPA adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain stationary sources. In June 2010, EPA adopted the Prevention of Significant Deterioration and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs, beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. In October 2009, the EPA issued its final Greenhouse Gas Reporting Rule requiring the mandatory annual reporting of GHG emissions for calendar year 2010-forward from certain significant sources of GHG emission sources in the United States.

In addition, several North American multi-state climate initiatives are either actively studying, or have already implemented, measures to reduce GHG emissions, primarily through the planned development of GHG tracking systems and regional GHG emission trading programs. These programs typically require major sources of GHGs or major electricity generators to acquire and surrender emission allowances and offsets, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved.

In October 2011, the California Air Resources Board (CARB) adopted a cap-and-trade program that will help the state reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Beginning in 2013, cap-and-trade regulations will apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new legislation or regulations that may be adopted to regulate GHG emissions would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us, our raw material suppliers and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2. Properties.

As of October 28, 2012, we conduct manufacturing operations at the following facilities.

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,000	Leased
Tolleson, Arizona	Metal components(1)	70,551	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	98,137	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	118,446	Owned
Douglasville, Georgia	Doors and related metal components	87,811	Owned
Marietta, Georgia	Metal coil coating	205,000	Leased
Mattoon, Illinois	Metal components(8)	124,800	Owned
Shelbyville, Indiana	Metal components(1)	70,200	Owned
Shelbyville, Indiana	Metal components(8)	108,300	Leased
Monticello, Iowa	Engineered building systems(4)	231,966	Owned
Oskaloosa, Iowa	Metal components(5)	74,561	Owned
Nicholasville, Kentucky	Metal components(5)	55,000	Owned
Jackson, Mississippi	Metal components(8)	126,340	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	129,682	Owned
Omaha, Nebraska	Metal components(5)	56,716	Owned
Las Vegas, Nevada	Metal components(8)	126,400	Leased
Rome, New York	Metal components(5)	53,700	Owned
Caryville, Tennessee	Engineered building systems(4)	211,910	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	84,736	Owned
Houston, Texas	Metal components(3)	264,641	Owned
Houston, Texas	Metal coil coating	40,000	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,572	Owned
Lewisville, Texas	Metal components(8)	91,800	Owned
Lubbock, Texas	Metal components(1)	95,376	Owned
Midlothian, Texas	Metal components(9)	60,000	Owned
San Antonio, Texas	Metal components(5)	65,000	Owned
Salt Lake City, Utah	Metal components(3)	84,800	Owned
Prince George, Virginia	Metal components(8)	101,400	Owned
Spokane, Washington	Engineered building systems(4)	150,560	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,196	Owned
Ancaster, Canada	Engineered building systems(10)	25,025	Leased

(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.

(9)	Polystyrene.
(10)	Sales and distribution.

We also operate seven Metal Depots facilities in our metal components segment that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

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

In June 2010, we completed the purchase of an idle coating facility located in Middletown, Ohio. The facility includes a 170,000 square foot coil coating plant situated on approximately 21 acres of land. We plan to bring the Middletown, Ohio coating facility on-line in December 2012. Additional capital expenditures were necessary for the facility to meet our purposes and required efficiencies.

Item 3. Legal Proceedings.

As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial position taken as a whole.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 14, 2012, there were 56 holders of record and an estimated 8,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Credit Agreement and ABL Facility either limit or restrict our ability to do so. On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our convertible preferred shares, to eliminate our quarterly dividend obligation on the Preferred Shares. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. We paid the first two quarters of fiscal 2011 (December 15, 2010 and March 15, 2011) dividends on the Preferred Shares totaling $11.0 million in cash. We paid the June 15, 2011, September 15, 2011, December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. The September 15, 2011 and December 15, 2011 dividend payments were paid in-kind at a pro rata rate of 8% per annum while the remaining dividend payments that were paid-in-kind were paid at a pro rata rate of 12% per annum.

Fiscal Year 2012 Quarter Ended	High	Low
January 29	$11.91	$7.76
April 29	$12.84	$11.04
July 29	$12.15	$8.92
October 28	$12.08	$9.80

Fiscal Year 2011 Quarter Ended	High	Low
January 30	$14.24	$9.60
May 1	$15.15	$11.19
July 31	$12.71	$9.79
October 30	$11.52	$6.80

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2012:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 30, 2012 to August 26, 2012	—	—	—	129,218
August 27, 2012 to September 23, 2012	—	—	—	129,218
September 24, 2012 to October 28, 2012	412	$11.78	—	129,218
Total	412	$11.78	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy the minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our common stock. There is no time limit on the duration of the program. During the fourth quarter of fiscal 2012, we did not repurchase any shares of Common Stock. At October 28, 2012, there were 129,218 shares of common stock remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from October 28, 2007 to the end of the fiscal year ended October 28, 2012 with the cumulative total return on the (i) S&P SmallCap Index and (ii) S&P 600 Building Products peer group. The comparison assumes $100 was invested on October 28, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

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

Item 6. Selected Financial Data.

The selected financial data for each of the three fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 has been derived from the Audited Consolidated Financial Statements included elsewhere herein. The selected financial data for each of the two fiscal years ended November 1, 2009 and November 2, 2008 have been derived from audited Consolidated Financial Statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2012	2011		2010		2009		2008(9)
	In thousands, except per share data
Sales	$1,154,010	$959,577		$870,526		$965,252		$1,762,740
Net income (loss)	4,913(1)	(9,950	)(3)	(26,877	)(4)	(750,796	)(5)	73,278	(6)
Net income (loss) applicable to common shares	(72,120)(1)	(47,466	)(3)	(311,227	)(4)	(762,509	)(5)	73,278
Earnings (loss) per common share(8):
Basic	(3.81)	(2.58)		(17.07)		(171.18)		18.58
Diluted	(3.81)(1)	(2.58	)(3)	(17.07	)(4)	(171.18	)(5)	18.49	(6)
Cash flow from operating activities	47,722	41,437		6,306		95,336		40,194
Total assets	751,484	561,154		560,524		614,168		1,379,492
Total debt	236,944(2)	130,699		136,305		150,249		465,244
Convertible Preferred Stock	619,950	273,950		256,870		222,815		—
Stockholders’ equity (deficit)	$(370,528)	$(35,690)		$(2,714)		$50,078		$628,074
Diluted average common shares	18,932(7)	18,369	(7)	18,229	(7)	4,403	(7)	3,886

(1)	Includes acquisition-related costs of $5.0 million ($3.7 million after tax), debt extinguishment costs of $6.4 million ($4.0 million after tax) and executive retirement costs of $0.5 million ($0.3 million after tax) in fiscal 2012.
(2)	Includes debt discount of $11.8 million.
(3)	Includes restructuring charges of $0.3 million ($0.2 million after tax) and asset impairments of $1.1 million ($0.7 million after tax) in fiscal 2011.
(4)	Includes restructuring charges of $3.5 million ($2.2 million after tax), asset impairments of $1.1 million ($0.7 million after tax) and environmental and other contingency adjustments of $0.2 million ($0.2 million after tax) in fiscal 2010.
(5)	Includes goodwill and other intangible asset impairment of $622.6 million ($600.0 million after tax), debt extinguishment and refinancing costs of $97.6 million ($92.4 million after tax), lower of cost or market charge of $40.0 million ($25.8 million after tax), change in control charges of $11.2 million ($6.9 million after tax), restructuring charges of $9.1 million ($5.6 million after tax), asset impairments of $6.3 million ($3.9 million after tax), interest rate swap of $3.1 million ($1.9 million after tax) and environmental and other contingencies of $1.1 million ($0.7 million after tax) in fiscal 2009.
(6)	Includes executive retirement costs of $2.9 million ($1.8 million after tax), lower of cost or market charge of $2.7 million ($1.6 million after tax), restructuring charges of $1.1 million ($0.7 million after tax) and asset impairments of $0.2 million ($0.12 million after tax) in fiscal 2008.
(7)	In October 2009, we consummated an exchange offer to acquire all our 2.125% Convertible Senior Subordinated Notes due 2024 in an exchange for cash and 14.0 million shares of our common stock.
(8)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.
(9)	Fiscal 2008 includes 53 weeks of operating activity.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2013, our year end will be November 3, 2013 which is the Sunday closest to October 31. As a result, the fourth quarter of fiscal 2013 will include an additional week of operating activity.

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

Fiscal 2012 Overview

Fiscal 2012 marks the fourth consecutive year of depressed nonresidential markets, during which new construction starts measured less than 800 million square feet, more than 20% below any recession of the last four decades, and approximately 45% below the average new construction starts from 2004 through 2007.

All three of our operating segments in fiscal 2012 compared to fiscal 2011 generated substantial improvements across key financial metrics, demonstrating the success of business development initiatives, the returns on investments to improve efficiencies and strength of our integrated business model. The engineered building systems segment progressed towards reaching its full potential by posting a 16% increase in volume, an 18% increase in revenue and a nearly three-fold increase in operating income.

In addition to benefitting from the Metl-Span acquisition, which closed in mid-June, our metal components segment experienced modest organic growth in fiscal 2012 compared to fiscal 2011, although its core markets remain weak. For the period from June 22, 2012 to October 28, 2012, Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively. The integration of Metl-Span is proceeding well. We rolled our two legacy insulated metal panel plants under the Metl-Span management team, and they have begun to introduce our full components product line to their customers.

The metal coil coating segment had a successful year both growing its third party sales, as well as refurbishing our new Middletown, Ohio light gauge paint facility, which we expect to be on line in December 2012. The timing is excellent as we are becoming an important second source supplier for larger customers due to recent industry consolidation.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first calendar quarter of each year compared to the other three quarters because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2012, updated in October 2012, indicates an expected increase of 1% in square footage and a decrease of 10% in dollar value as compared to the prior calendar year. In calendar 2013, activity is expected to increase compared to calendar 2012, with an expected increase of 6% in square footage and an increase of 5% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billing growth for architectural services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2012 was above 50 at 52.8 and the commercial and industrial component of the index was at 50.7 for October 2012.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended October 28, 2012, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has decreased 9.4% from October 2011 to October 2012 and was 16.8% higher in October 2011 compared to October 2010. For additional discussion of steel prices, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 28, 2012	October 30, 2011	October 31, 2010
Sales	100.0%	100.0%	100.0%
Cost of sales, excluding asset impairments (recoveries)	77.8	79.0	80.4
Asset impairments (recoveries)	0.0	0.1	0.1
Gross profit	22.2	20.9	19.5
Engineering, selling, general and administrative expenses	19.0	21.1	21.9
Acquisition-related costs	0.5
Restructuring charges (recovery)	—	(0.0)	0.4
Income (loss) from operations	2.7	(0.2)	(2.8)
Interest income	0.0	0.0	0.0
Interest expense	(1.4)	(1.6)	(2.0)
Debt extinguishment costs, net	(0.5)	—	(0.0)
Other income, net	0.0	0.1	0.2
Income (loss) before income taxes	0.8	(1.7)	(4.6)
Provision (benefit) from income taxes	0.4	(0.7)	(1.5)
Net income (loss)	0.4%	(1.0)%	(3.1)%

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other income (expense). Segment information is included in Note 22 of our Consolidated Financial Statements.

The following table represents total sales, external sales and operating income attributable to these business segments for the periods indicated (in thousands, except percentages):

	2012	%	2011	%	2010	%
Total sales:
Metal coil coating	$210,227	18	$201,098	21	$181,874	21
Metal components	534,853	46	437,655	46	415,857	48
Engineered building systems	643,473	56	548,594	57	490,746	56
Intersegment sales	(234,543)	(20)	(227,770)	(24)	(217,951)	(25)
Total net sales	$1,154,010	100	$959,577	100	$870,526	100
External sales:
Metal coil coating	$81,106	7	$75,394	8	$65,240	7
Metal components	446,720	39	353,797	37	328,077	38
Engineered building systems	626,184	54	530,386	55	477,209	55
Total net sales	$1,154,010	100	$959,577	100	$870,526	100
Operating income (loss):
Metal coil coating	$22,322		$17,944		$16,166
Metal components	34,147		20,643		26,791
Engineered building systems	37,596		13,011		(18,438)
Corporate	(62,376)		(53,225)		(49,106)
Total operating income (loss)	$31,689		$(1,627)		$(24,587)
Unallocated other expense	(22,692)		(14,720)		(15,620)
Income (loss) before income taxes	$8,997		$(16,347)		$(40,207)

RESULTS OF OPERATIONS FOR FISCAL 2012 COMPARED TO FISCAL 2011

Consolidated sales increased by 20.3%, or $194.4 million for fiscal 2012, compared to fiscal 2011. The increase resulted from higher tonnage volumes in each of our segments for fiscal 2012 compared to fiscal 2011 which was driven by improved demand in the end use sectors we serve compared to the prior year. In addition, this increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs.

Consolidated cost of sales increased by 18.5%, or $140.0 million for fiscal 2012, compared to fiscal 2011. Gross margins were 22.2% for fiscal 2012 compared to 20.9% for fiscal 2011. The increase in gross margins was the result of higher relative sales prices and increased volumes in each of our segments as noted above.

Consolidated asset impairments (recoveries) improved by 100.8%, or $1.1 million for fiscal 2012, compared to fiscal 2011. We recorded asset impairments of $1.1 million in fiscal 2011, which included $1.0 million related to assets held for sale. We did not experience similar impairments in fiscal 2012.

Metal coil coating sales increased by 4.5%, or $9.1 million to $210.2 million in fiscal 2012, compared to $201.1 million in the same period in the prior year. Sales to third parties for fiscal 2012 increased by 7.6% to $81.1 million from $75.4 million in the same period in the prior year, primarily as a result of an 11.6% increase in tons shipped due to the acquisition of new customers and end users. This increase was partially offset by a shift in product mix from package sales of coated steel products to tolling revenue for coating services. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $3.4 million represents an increase in intersegment sales for fiscal 2012 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.0% of total consolidated third-party sales in fiscal 2012 compared to 7.9% in fiscal 2011.

Operating income of the metal coil coating segment increased to $22.3 million in fiscal 2012, compared to $17.9 million in the same period in the prior year. The $4.4 million increase resulted from a $3.3 million increase in gross profit due to external volume as noted above, the improvements in our manufacturing efficiencies, pass-through of higher underlying steel costs and a $1.1 million decrease in selling and administrative expenses related to lower legal expenses.

Metal components sales increased 22.2%, or $97.2 million to $534.9 million in fiscal 2012, compared to $437.7 million in the same period in the prior year. This increase was primarily due to an 18.8% increase in external tons shipped and higher sales prices, which mainly increased as a result of the pass-through of higher underlying steel costs, partially offset by a 7.3% reduction in internal volume. These results were driven by the inclusion of Metl-Span which contributed $64.0 million of external sales since June 22, 2012 when Metl-Span was acquired, and improved demand in the end use sectors we serve in fiscal 2012. Sales to third parties for fiscal 2012 increased $92.9 million to $446.7 million from $353.8 million in the same period in the prior year. The remaining $4.3 million represents an increase in intersegment sales. Metal components third-party sales accounted for 38.7% of total consolidated third-party sales in fiscal 2012 compared to 36.9% in fiscal 2011.

Operating income of the metal components segment increased to $34.1 million in fiscal 2012, compared to $20.6 million in the same period in the prior year. The $13.5 million increase resulted from a $25.2 million increase in gross profit due to a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability accrual, an increase in sales prices and external tons shipped as noted above and the inclusion of Metl-Span which contributed $4.7 million of operating income since June 22, 2012 when Metl-Span was acquired. This increase was partially offset by an $11.8 million increase in selling and administrative expenses related to a $6.2 million increase in wages and commissions, a $2.8 million increase in depreciation and amortization primarily as a result of Metl-Span and $1.6 million of Metl-Span intangibles amortized during the period and a $0.9 million increase in healthcare costs as a result of higher claims, partially offset by a $0.9 million decrease in bad debt expense.

Engineered building systems sales increased 17.3%, or $94.9 million to $643.5 million in fiscal 2012, compared to $548.6 million in the same period in prior year. This increase resulted from a 16.1% increase in external tons shipped and higher sales prices which mainly increased as a result of the pass-through of higher underlying steel costs. These results were driven by improved demand in the end use sectors we serve in fiscal 2012. Sales to third parties for fiscal 2012 increased $95.8 million to $626.2 million from $530.4 million in the same period in the prior year. The remaining $0.9 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 54.3% of total consolidated third-party sales in fiscal 2012 compared to 55.3% in fiscal 2011.

Operating income of the engineered building systems segment improved to $37.6 million in fiscal 2012 compared to $13.0 million in the same period in the prior year. This $24.6 million improvement resulted from a $31.2 million increase in gross profit. The increase in gross profit was due to increases in external tons shipped and relative sales prices as noted above and $1.0 million of impairment charges in the same period in the prior year. These improvements were partially offset by a $6.5 million increase in engineering, selling and administrative expenses. The increase in engineering, selling and administrative expenses was due to a $5.8 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and a $0.8 million increase in legal contingencies and costs.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $219.3 million in fiscal 2012, compared to $202.4 million in the same period in the prior year. The $17.0 million increase in engineering, selling and administrative expenses was primarily due to a $17.0 million increase in wages, commissions and benefit costs which was mainly the result of higher volume, a $2.3 million increase in depreciation and amortization primarily as a result of Metl-Span and $1.6 million of Metl-Span intangibles amortized during the period and $0.5 million in one-time executive retirement costs. These increases were partially offset by a $1.9 million recovery in the current period compared to a $2.4 million charge in the same period of the prior year related to an actuarial determined general liability accrual and a $1.6 million decrease in bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 19.0% for fiscal 2012 as compared to 21.1% for fiscal 2011.

Acquisition-related costs for fiscal 2012 were $5.0 million. There was no amount recorded in the same period of the prior year. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. See “— Liquidity and Capital Resources — Acquisition of Metl-Span LLC.”

Consolidated interest expense increased by 7.0% to $16.8 million for fiscal 2012, compared to $15.7 million for the same period of the prior year. Interest expense increased primarily due to an increase in the term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012. The increase was partially offset by a decrease in the interest rate on the term loan on October 31, 2011 from 8% to 6.5% and decreases in the underlying debt balances prior to June 22, 2012.

Debt extinguishment costs for fiscal 2012 was $6.4 million. There was no amount recorded in the same period of the prior year. During fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the ABL Facility Amendment, in fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Other income (expense), net decreased to $0.5 million for fiscal 2012, compared to $0.9 million for the same period in the prior year. This decrease was primarily the result of various immaterial income items in the same period in the prior year which did not recur in fiscal 2012.

Consolidated provision (benefit) for income taxes was a provision of $4.1 million for fiscal 2012, compared to a benefit of $6.4 million for the same period in the prior year. The effective tax rate for fiscal 2012 was 45.4% compared to 39.1% for the same period in the prior year. The increase in the effective tax rate for fiscal 2012 compared to the same period in the prior year was primarily due to non-deductible acquisition costs associated with the acquisition of Metl-Span.

Consolidated Convertible Preferred Stock dividends and accretion for fiscal 2012 was $16.4 million compared to $28.1 million in the same period in the prior year and related primarily to our paying accrued dividends on the Preferred Shares which previously accrued and accumulated on a daily basis at 12% per annum. We paid dividends in-kind at the rate of 8% per annum on the Preferred Shares in December 2011 as a result of the December 9, 2011 Mutual Waiver and Consent and paid dividends in-kind at the rate of 12% per annum in March 2012. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We paid dividends in-kind at the rate of 12% per annum on the Preferred Shares in June 2011. We do not expect to pay dividends on the Preferred Shares in future periods as a result of amending the terms of our Convertible Preferred Stock. See “— Liquidity and Capital Resources — Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million in fiscal 2012 compared to a $9.4 million in the same period in the prior year and related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The increase was the result of (1) our paying the December 2010 and March 2011 dividends in cash (at the rate of 8% per annum), rather than in-kind (at the rate of 12% per annum), (2) our paying the June 2011 dividends in-kind at the rate of 12% per annum, (3) our paying the September 2011 and December 2011 dividend in-kind at the rate of 8% per annum (rather than the stated 12%) as a result of the September 6, 2011 Mutual Waiver and Consent and December 9, 2011 Mutual Waiver and Consent, and (4) our paying the March 2012 dividend in-kind at the rate of 12% per annum.

Consolidated Convertible Preferred Stock amendment for fiscal 2012 was $48.8 million compared to no amount in the same period in the prior year and related to the amendment of our Convertible Preferred Stock. As a result of the transactions in the related Amendment Agreement, we have determined the Convertible Preferred Stock should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million. As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. At October 28, 2012, the Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the Amendment Agreement. See “— Convertible Preferred Stock.”

Diluted loss per common share was $(3.81) per diluted common share for fiscal 2012, compared to $(2.58) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to the $48.8 million Convertible Preferred Stock amendment charge noted above, partially offset by a $14.9 million improvement in net income (loss) applicable to shares of our Common Stock resulting from the factors described above in this section. At October 28, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

RESULTS OF OPERATIONS FOR FISCAL 2011 COMPARED TO FISCAL 2010

Consolidated sales increased by 10.2%, or $89.1 million for fiscal 2011, compared to fiscal 2010. This increase resulted from higher relative sales prices in each of our segments, which mainly increased as a result of the pass-through of higher underlying steel costs. This increase was partially offset by lower tonnage volumes in our metal components and engineered building systems segments in fiscal 2011 compared to fiscal 2010 which was the result of softer overall market demand, reflecting the decline in nonresidential construction activity compared to the prior year’s period. This continued general weakness of nonresidential construction activity is affirmed by the 5.9% decrease in low-rise nonresidential (up to 5 stories) square- footage starts, as reported by McGraw-Hill, for fiscal 2011 compared to the same period in the prior year.

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

Consolidated interest expense decreased by 12.3% to $15.7 million for fiscal 2011, compared to $17.9 million for the same period of the prior year. Interest expense decreased due to decreases in the underlying debt balances, a reduction in the unused commitment fee and letter of credit fees which were finalized in an amendment to our ABL Facility in December 2010 and amortization of capitalized interest on projects.

Other income (expense), net decreased by 58.9% to $0.9 million for fiscal 2011, compared to $2.1 million for the same period in the prior year. This decrease was primarily the result of a $1.0 million decrease in foreign currency losses, a $0.9 million decrease in the fair value of the embedded derivative from the same period in the prior year, partially offset by $0.8 million of various other gains.

Consolidated provision (benefit) from income taxes decreased to $(6.4) million for fiscal 2011, compared to $(13.3) million for the same period in the prior year. The effective tax rate benefit for fiscal 2011 was 39.1% compared to 33.2% for the same period in the prior year.

Consolidated Convertible Preferred Stock dividends and accretion for fiscal 2011 was $28.1 million compared to $34.1 million in the same period in the prior year and related primarily to our paying accrued dividends on Convertible Preferred Stock. We paid $11.0 million of dividends at the rate of 8% per annum on the Preferred Shares in cash which were related to the December 15, 2010 and March 15, 2011 dividend payments. We paid the June 15, 2011 and September 15, 2011 dividend payments on the Preferred Shares in-kind which were related to the period from March 16, 2011 to September 15, 2011. We issued paid-in-kind dividends at the rate of 8% per annum in September 2011 as a result of the September 6, 2011 Mutual Waiver and Consent.

Consolidated Convertible Preferred Stock beneficial conversion feature charge for fiscal 2011 was $9.4 million compared to $250.3 million in the same period in the prior year. The fiscal 2010 charge related to the beneficial conversion feature on the Convertible Preferred Stock because it was issued on October 20, 2009 with an initial conversion price of $6.3740 per Common Share equivalent (as adjusted for the Reverse Stock Split) and the closing stock price per Common Share just prior to the closing of the equity investment by Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends and Family Fund VIII, L.P. (the “CD&R Funds”) (further described in “— Liquidity and Capital Resources — Convertible Preferred Stock”) was $12.55 (as adjusted for the Reverse Stock Split). As a result of the Reverse Stock Split on March 5, 2010, the contingencies related to the 41.0 million shares of Common Stock issuable upon conversion of the Preferred Shares were resolved. We recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares.

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

Diluted loss per common share was $(2.58) per diluted common share for fiscal 2011, compared to $(17.07) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to a $263.8 million decrease in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At October 30, 2011, the Preferred Shares were convertible into 46.6 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

LIQUIDITY AND CAPITAL RESOURCES

General

Working capital was $121.8 million and $137.6 million at October 28, 2012 and October 30, 2011, respectively. The $15.8 million decrease in working capital during fiscal 2012 was primarily due to the acquisition of Metl-Span and related financing, partially offset by normal seasonal changes in accounts receivable, inventory, accounts payable and accrued expenses.

Cash provided by operating activities was $47.7 million and $41.4 million for fiscal 2012 and fiscal 2011, respectively. The $47.7 million in cash provided by operating activities during fiscal 2012 was attributed to the increase in earnings, partially offset by the $8.2 million decrease in working capital, excluding cash. During fiscal 2011, we had a $14.4 million decrease in income taxes receivable due to a federal income tax refund received in April 2011.

Cash used in investing activities was $166.2 million and $20.5 million for fiscal 2012 and fiscal 2011, respectively. The $166.2 million used in investing activities during fiscal 2012 was primarily attributable to $141.0 million for the acquisition of Metl-Span, net of cash acquired, and $28.2 million used for capital expenditures predominantly related to two new insulated panel system facilities, machinery and equipment, one new coating facility and computer software, partially offset by $3.0 million of proceeds from the sale of property, plant and equipment, primarily assets held for sale.

Cash provided by (used in) financing activities was $94.6 million and $(19.4) million for fiscal 2012 and fiscal 2011, respectively. The $94.6 million provided by financing activities during fiscal 2012 was primarily attributable to the proceeds from borrowings under the Credit Agreement in the amount of $237.5 million and $1.5 million decrease in restricted cash as a result of the release of the restricted cash held as collateral on our letters of credit, partially offset by the extinguishment and payments of the amended and restated credit agreement, due April 2014 in the amount of $131.3 million, $9.4 million of financing costs, $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock and a payment of a portion of the Credit Agreement in the amount of $0.6 million. During fiscal 2011, we paid $11.0 million of dividends in cash on the Convertible Preferred Stock and made $7.1 million of note payable and term loan payments.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of October 28, 2012 and October 30, 2011, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 54.1 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split).

Following shareholder approval and by action of the independent, non-CD&R board members, on March 5, 2010, we effected the Reverse Stock Split at an exchange ratio of 1-for-5. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result, we recorded an additional beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. In fiscal 2011, we recorded a net $9.4 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock. Prior to the Amendment Agreement (discussed below), our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

At October 28, 2012 and October 30, 2011, we had 339,293 and 286,701 Preferred Shares outstanding, respectively. In addition, at October 28, 2012 and October 30, 2011, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million and $10.1 million, respectively. As of October 28, 2012 and October 30, 2011, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million and $296.8 million, respectively.

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

Under the terms of the Certificate of Designations, we were contractually obligated to pay quarterly dividends to the holders of the Preferred Shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The Amendment Agreement provides for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly dividend obligation on the Preferred Shares.

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

On December 9, 2011, we entered into the Second Mutual Waiver and Consent with the CD&R Funds, under which (1) the CD&R Funds, as the holders of all of our issued and outstanding Convertible Preferred Stock, agreed to accept a paid-in-kind dividend on their Preferred Shares for the quarterly dividend payment period ended December 15, 2011 computed at the dividend rate of 8% per annum, rather than the dividend rate of 12% per annum provided for in the Certificate of Designations applicable to the Preferred Shares, and (2) the Company waived its right under the Stockholders Agreement with the CD&R Funds to issue up to $5 million of its capital stock without the consent of the CD&R Funds during the fiscal year ending October 28, 2012, subject to certain exceptions.

The December 9, 2011 Mutual Waiver and Consent did not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

Debt

We have a Credit Agreement, (the “Credit Agreement”) which includes an initial $250 million in term loans. The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to that date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At October 28, 2012, amounts outstanding under the Credit Agreement were $248.8 million and at October 30, 2011, amounts outstanding under the amended and restated credit agreement, due April 2014, were $130.7 million.

In addition to our Credit Agreement we have an Asset-Based Lending Facility (the “ABL Facility”) which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. At October 28, 2012 and October 30, 2011, our excess availability under the ABL Facility was $111.1 million and $87.8 million, respectively. There were no amounts outstanding under the ABL Facility at both October 28, 2012 and October 30, 2011. In addition, at October 28, 2012 and October 30, 2011, letters of credit totaling approximately $8.5 million and $6.4 million, respectively, were outstanding but undrawn under the ABL Facility.

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

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter beginning with the quarter ending October 28, 2012. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of October 28, 2012 was 2.23:1.00. Although our amended and restated credit agreement, due April 2014, did not require any financial covenant compliance, at October 30, 2011, our consolidated total net debt to EBITDA leverage ratio as of that date was 2.27:1.00.

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

During fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

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

As a result of the ABL Facility Amendment, in fiscal 2012, we recognized a non-cash charge of approximately $1.3 million, related to deferred financing costs.

The ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At October 28, 2012 and October 30, 2011, our excess availability under the ABL Facility was $111.1 million and $87.8 million, respectively. Under the ABL Facility, there were no amounts of borrowings outstanding at both October 28, 2012 and October 30, 2011. In addition, at October 28, 2012 and October 30, 2011, letters of credit totaling approximately $8.5 million and $6.4 million, respectively, were outstanding under the ABL Facility.

An unused commitment fee is paid monthly on the ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the ABL Facility also apply.

The obligations of the borrowers under the ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. Although our ABL Facility did not require any financial covenant compliance, at October 28, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.09:1.00 and 0.37:1.00, respectively.

Loans under the ABL Facility bear interest, at our option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility. At both October 28, 2012 and October 30, 2011, the interest rate on our ABL Facility was 4.75%.

During an event of default, loans under the ABL Facility will bear at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn ABL Facility with $111.1 million available at October 28, 2012 and $55.2 million of unrestricted cash at October 28, 2012. However, we have recently, as well as in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $27 million and $30 million for fiscal 2013 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during fiscal 2012 under the stock repurchase program, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Acquisition of Metl-Span LLC

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Metl-Span became a direct, wholly-owned subsidiary of NCI. Effective October 29, 2012, Metl-Span merged with and into NCI, with NCI being the lone survivor. Metl-Span’s operations are now conducted through NCI.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels.

See Note 4 — Acquisition to the consolidated financial statements for more information on the acquisition of Metl-Span.

Steel Prices

Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994 appropriately depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2012 and 2011, steel prices fluctuated significantly due to market conditions ranging from a high point on the CRU Index of 194 to a low point of 165 in fiscal 2012 and fluctuated significantly from a high point on the CRU Index of 219 to a low point of 146 in fiscal 2011. Given the level of steel industry consolidation, the expanded capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. Because the metal coil coating and metal components segments have shorter lead times, they have the ability to react to steel price increases closer to the time they occur without revising contract prices for existing orders. For additional discussion see “Item 1A. Risk Factors.”

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2012, we purchased approximately 19% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2012, we purchased less than 10% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base. For additional information about the risks of our raw material supply and pricing, see “Item 1A. Risk Factors.”

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended October 28, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,018	$10,216	$14,182	$(15,990)	$15,426
Acquisition-related costs	—	—	—	153	153
Asset impairment	—	13	—	—	13
Adjusted operating income (loss)	$7,018	$10,229	$14,182	$(15,837)	$15,592

	For the Three Months Ended October 30, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,903	$6,345	$10,698	$(14,162)	$7,784
Asset impairments	—	9	958	247	1,214
Restructuring charges	—	—	283	—	283
Adjusted operating income (loss)	$4,903	$6,354	$11,939	$(13,915)	$9,281

	For the Year Ended October 28, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$22,322	$34,147	$37,596	$(62,376)	$31,689
Acquisition-related costs	—	—	—	4,989	4,989
Actuarial determined general liability self-insurance recovery	—	(1,929)	—	—	(1,929)
Executive retirement	—	—	—	508	508
Asset recovery	—	(9)	—	—	(9)
Adjusted operating income (loss)	$22,322	$32,209	$37,596	$(56,879)	$35,248

	For the Year Ended October 30, 2011
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$17,944	$20,643	$13,011	$(53,225)	$(1,627)
Asset impairments (recoveries)	—	(84)	958	247	1,121
Restructuring recovery	—	—	(292)	—	(292)
Pre-acquisition contingency adjustment	—	—	252	—	252
Increase in actuarial determined general liability self-insurance reserve	—	2,398	—	—	2,398
Adjusted operating income (loss)	$17,944	$22,957	$13,929	$(52,978)	$1,852

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	3rd Quarter July 29, 2012	4th Quarter October 28, 2012	Trailing 12 Months October 28, 2012
Net income (loss)	$589	$1,321	$(3,267)	$6,270	$4,913
Add:
Depreciation and amortization	6,158	5,841	7,248	10,355	29,602
Consolidated interest expense, net	3,296	3,034	4,159	6,226	16,715
Provision (benefit) from income taxes	426	942	(663)	3,379	4,084
Acquisition-related costs	396	1,494	2,946	153	4,989
Transaction costs	—	—	6,437	—	6,437
Executive retirement	—	508	—	—	508
Non-cash charges:
Stock-based compensation	1,972	2,119	2,090	3,116	9,297
Asset impairments (recoveries)	—	—	(22)	13	(9)
Embedded derivative	(5)	(6)	(5)	(5)	(21)
Adjusted EBITDA	$12,832	$15,253	$18,923	$29,507	$76,515

	1st Quarter January 30, 2011	2nd Quarter May 1, 2011	3rd Quarter July 31, 2011	4th Quarter October 30, 2011	Trailing 12 Months October 30, 2011
Net income (loss)	$(12,725)	$(3,229)	$2,593	$3,411	$(9,950)
Add:
Depreciation and amortization	7,236	7,187	7,187	6,753	28,363
Consolidated interest expense, net	4,177	3,870	3,864	3,685	15,596
Provision (benefit) from income taxes	(5,009)	(1,786)	—	398	(6,397)
Cash restructuring charges (recoveries)	—	—	(575)	283	(292)
Non-cash charges:
Stock-based compensation	1,685	1,671	1,776	1,776	6,908
Asset impairments (recoveries)	—	—	(93)	1,214	1,121
Embedded derivative	(7)	(6)	(6)	(6)	(25)
Pre-acquisition contingency adjustment	252	—	—	—	252
Adjusted EBITDA	$(4,391)	$7,707	$14,746	$17,514	$35,576

The following tables reconcile adjusted diluted income (loss) per common share to income (loss) per diluted common share and adjusted income (loss) applicable to common shares to income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net income (loss) per diluted common share, GAAP basis(1)	$0.08	$(0.24)	$(3.81)	$(2.58)
Convertible preferred stock beneficial conversion feature	—	0.07	3.21	0.51
Restructuring charges (recovery), net of taxes	—	0.01	—	(0.01)
Acquisition-related costs, net of taxes	0.00	—	0.21	—
Debt extinguishment costs, net of taxes	—	—	0.21
Actuarial determined general liability self-insurance charges (recovery), net of taxes	—	—	(0.06)	0.08
Executive retirement, net of taxes	—	—	0.02	—
Asset impairments, net of taxes	0.00	0.04	(0.00)	0.04
Gain on embedded derivative, net of taxes	(0.00)	(0.00)	(0.00)	(0.00)
Pre-acquisition contingency adjustment, net of taxes	—	—	—	0.01
Adjustment for participating securities interest in earnings	—	—	—	—
Adjusted income (loss) per diluted common share	$0.08	$(0.11)	$(0.23)	$(1.96)

	Fiscal Three Months Ended		Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net income (loss) applicable to common shares, GAAP basis(1)	$6,270	$(4,399)	$(72,120)	$(47,466)
Convertible preferred stock beneficial conversion feature	—	1,356	60,681	9,396
Restructuring charges (recovery), net of taxes	—	174	—	(180)
Acquisition-related costs, net of taxes	94	—	3,941	—
Transaction costs, net of taxes	—	—	3,965	—
Actuarial determined general liability self-insurance charges (recovery), net of taxes	—	—	(1,188)	1,477
Executive retirement, net of taxes	—	—	313	—
Asset impairments, net of taxes	8	748	(6)	691
Gain on embedded derivative, net of taxes	(3)	(4)	(13)	(16)
Pre-acquisition contingency adjustment, net of taxes	—	—	—	181
Adjustment for participating securities interest in earnings	—	—	—	—
Adjusted net income (loss) applicable to common shares	$6,369	$(2,125)	$(4,427)	$(35,917)

(1)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 28, 2012, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of October 28, 2012 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt	$248,750	$2,500	$5,000	$5,000	$236,250
Interest payments on debt(1)	122,860	20,984	41,357	40,548	19,971
Operating leases	29,508	6,856	10,090	6,257	6,305
Other purchase obligations(2)	5,802	4,280	1,522	—	—
Projected pension obligations(3)	10,283	269	2,241	3,006	4,767
Other long-term obligations(4)	828	318	495	15	—
Total contractual obligations	$418,031	$35,207	$60,705	$54,826	$267,293

(1)	Interest payments were calculated based on rates in effect at October 28, 2012 for variable rate obligations.
(2)	Includes various agreements for steel delivery obligations, gas contracts, transportation services and telephone service obligations. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received. Steel consignment inventory from our suppliers does not constitute a purchase commitment and are not included in our table of contractual obligations. However, it is our current practice to purchase all consignment inventory that remains in consignment after an agreed term. Consignment inventory at October 28, 2012 is estimated to be approximately $16 million.
(3)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.
(4)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $9.9 million and $9.1 million at October 28, 2012 and October 30, 2011, respectively.

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

Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $300,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation/Employer Liability deductible is $500,000 per occurrence. The Property and Auto Liability deductibles are $50,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $750,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.

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

Share-Based Compensation.  Under ASC Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the PSU grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount on the PSUs due to the required eighteen month holding period subsequent to vesting. We granted 0.1 million, 0.1 million and 1.8 million options during the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively. We granted 1.0 million PSUs during the fiscal years ended October 28, 2012. We granted 0.7 million, 0.5 million and 1.5 million restricted shares during the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively.

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

At October 28, 2012 and October 30, 2011, we had a full valuation allowance in the amount of $4.7 million and $5.4 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

As of October 28, 2012, the $7.0 million net operating loss carryforward consisted of $4.4 million for foreign loss carryforward, $0.5 million for U.S. federal tax credit carryforward and $2.1 million of U.S. state loss carryforward. As of October 28, 2012, we have deferred tax assets of $2.1 million related to state net operating loss carryforwards which will expire in 2 to 20 years, if unused.

Accounting for acquisitions, intangible assets and goodwill.  Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. The most difficult estimations of individual fair values are those involving property, plant and equipment and identifiable intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions such as Metl-Span and RCC, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets.

In connection with the acquisition of Metl-Span, we recorded intangible assets for trade names, backlog, customer relationships and supplier relationships in the amount of $9.6 million, $1.4 million, $21.6 million and $0.2 million, respectively. All Metl-Span intangible assets are amortized on a straight-line basis over their expected useful lives. Metl-Span’s trade names are being amortized over 15 years based on our expectation of our use of the trade names. Metl-Span’s backlog was amortized over three months because items in Metl-Span’s backlog were expected to be delivered within three months. Metl-Span’s customer lists and relationships are being amortized over 12 years based on a review of the historical length of Metl-Span’s customer retention experience. Metl-Span’s supplier relationship agreement is being amortized over its agreement terms of three years.

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

In connection with the acquisition of RCC, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s customer relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 7 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements, for additional information.

We recorded approximately $71.5 million of goodwill as a result of the Metl-Span acquisition. Goodwill of $71.5 million and $5.2 million had been recorded in our metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our one remaining reporting unit. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2012, 2011 and 2010. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends. See Note 7 — Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements.

As of October 28, 2012 and October 30, 2011, our goodwill was $76.7 million and $5.2 million, respectively. The results of our fiscal year 2012 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of the Company’s two reporting units were in excess of the carrying value of that reporting unit, including goodwill, and thus no impairment existed in the fourth quarter of fiscal 2012. In fiscal 2012, one of our two reporting units’ fair value would have had to have been lower by more than 70% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired. The other reporting unit was at or near fair value as a result of the recent acquisition.

Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2012, 2011 and 2010, we established new reserves for doubtful accounts of $0.1 million, $1.8 million and $0.1 million, respectively. Additionally, in each of the three fiscal years ended October 28, 2012, we wrote off uncollectible accounts of $0.3 million, $1.0 million and $3.9 million, respectively, all of which had been previously reserved.

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

If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. We recorded asset impairments $1.1 million and $1.1 million in fiscal 2011 and fiscal 2010, respectively. During fiscal 2011 and fiscal 2010, impairments primarily related to facilities classified as held for sale. In determining the impairment for assets held for sale, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.

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

Beneficial conversion features and dividend policy.  Our Convertible Preferred Stock contains beneficial conversion features. In fiscal 2012 and fiscal 2011, we recorded a net $11.9 million and $9.4 million beneficial conversion feature charge, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. We recorded a beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares. In addition, we recorded an additional $19.4 million beneficial conversion feature charge in fiscal 2010 related to dividends that have accrued and are convertible into shares of Common Stock. Prior to the Amendment Agreement, our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy was reasonable as our policy matched the legal transfer and conversion rights of the majority shareholder.

At any time prior to the Dividend Rate Reduction Event, if dividends were not declared in cash on the applicable dividend declaration date, the rate at which the dividends were payable was at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company was obligated to the 12% dividend rate. Therefore, we accrued dividends based on the 12% rate and if and when we determined the dividends would be paid at a different rate due to either cash payment on the applicable dividend declaration date or obtaining a waiver, we recorded a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

Convertible preferred stock extinguishment policy.  On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which does not preclude the payment of contingent default dividends. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012. On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly obligation on the Preferred Shares.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and Common Stock of the Company on an as-converted basis.

Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012.

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 28, 2012, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expected capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the October index would likely approximate our fiscal December or January steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel. Further, due to the market conditions described above, the most recent CRU prices have been based on a lower than normal trading volume.

Source: www.crugroup.com

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel consignment inventory that remains in consignment after an agreed term. Therefore, our inventory may increase if demand for our products declines. At October 28, 2012, our steel consignment inventory was estimated to be approximately $16 million. We can give no assurance that steel will remain available or that prices will not continue to be volatile.

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2012, we purchased approximately 19% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2012. Due to unfavorable market conditions and our inventory supply requirements, during fiscal 2012, we purchased less than 10% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for fiscal 2012, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $6.5 million for our fiscal year ended October 28, 2012, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 28, 2012, we had $248.8 million outstanding under our Credit Agreement, before the applicable debt discount. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.5 million on an annual basis. The fair value of our Credit Agreement at October 28, 2012 was approximately $248.8 million compared to the face value of $236.9 million, net of the unamortized discount of $11.8 million. The fair value of our amended and restated credit agreement, due April 2014, at October 30, 2011 was $127.1 million compared to the face value of $130.7 million.

See Note 12 — Long-term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of October 28, 2012. Weighted-average variable rates are based on LIBOR rates assuming a 1.25% LIBOR floor at October 28, 2012, plus applicable margins.

	Scheduled Maturity Date(a)							Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total	10/28/12
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—	—	—	—	—	—	—
Variable Rate	$2.5	$2.5	$2.5	$2.5	$2.5	$236.3	$248.8	$248.8 (b)
Average interest rate	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%	8.0%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.4) million for both the fiscal years ended October 28, 2012 and October 30, 2011 and was immaterial for the fiscal year ended October 31, 2010.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in net income for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 was $0.2 million, $(0.1) million and $0.5 million, respectively. Net foreign currency translation gain (loss), net of tax, and included in other comprehensive income was immaterial for each of the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 28, 2012 excluding the acquired business of Metl-Span from its assessment. This business was acquired on June 22, 2012 and represents approximately 25.1% of the Company’s total assets as of October 28, 2012 and approximately 5.5% and 19.9% of the Company’s total revenues and net income, respectively, for the year then ended. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 28, 2012, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of October 28, 2012. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of October 28, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited NCI Building Systems, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of October 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business of Metl-Span, which is included in the 2012 consolidated financial statements of the Company and constituted 25.1% of total assets as of October 28, 2012 and 5.5% and 19.9% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired business of Metl-Span.

In our opinion, NCI Building Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries as of October 28, 2012 and October 30, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive income (loss) for each of the three years in the period ended October 28, 2012 of NCI Building Systems, Inc. and subsidiaries and our report dated December 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 21, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries (the “Company”) as of October 28, 2012 and October 30, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive income (loss) for each of the three years in the period ended October 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. and subsidiaries at October 28, 2012 and October 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc. and subsidiaries internal control over financial reporting as of October 28, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 21, 2012

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
	(In thousands, except per share data)
Sales	$1,154,010	$959,577	$870,526
Cost of sales, excluding asset impairments (recoveries), net	898,001	758,023	699,641
Asset impairments (recoveries), net	(9)	1,121	1,070
Gross profit	256,018	200,433	169,815
Engineering, selling, general and administrative expenses	219,340	202,352	190,870
Acquisition-related costs	4,989	––	––
Restructuring charges (recovery)	––	(292)	3,532
Income (loss) from operations	31,689	(1,627)	(24,587)
Interest income	112	127	91
Interest expense	(16,827)	(15,723)	(17,918)
Debt extinguishment costs	(6,437)	—	76
Other income (expense), net	460	876	2,131
Income (loss) before income taxes	8,997	(16,347)	(40,207)
Provision (benefit) from income taxes	4,084	(6,397)	(13,330)
Net income (loss)	$4,913	$(9,950)	$(26,877)
Convertible preferred stock dividends and accretion	16,352	28,120	34,055
Convertible preferred stock beneficial conversion feature	11,878	9,396	250,295
Convertible preferred stock amendment	48,803	––	––
Net loss applicable to common shares	$(72,120)	$(47,466)	$(311,227)
Net loss per common share:
Basic	$(3.81)	$(2.58)	$(17.07)
Diluted	$(3.81)	$(2.58)	$(17.07)
Weighted average number of common shares outstanding:
Basic	18,932	18,369	18,229
Diluted	18,932	18,369	18,229

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	October 28, 2012	October 30, 2011
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$55,158	$78,982
Restricted cash	1,375	2,836
Accounts receivable, net	133,475	95,381
Inventories, net	106,015	88,531
Deferred income taxes	21,926	20,405
Income tax receivable	549	1,272
Investments in debt and equity securities, at market	4,076	4,483
Prepaid expenses and other	16,864	14,847
Assets held for sale	2,397	4,874
Total current assets	341,835	311,611
Property, plant and equipment, net	268,875	208,514
Goodwill	76,746	5,200
Intangible assets, net	53,028	24,254
Other assets, net	11,000	11,575
Total assets	$751,484	$561,154
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,500	$––
Note payable	515	292
Accounts payable	113,177	88,158
Accrued compensation and benefits	43,066	34,616
Accrued interest	345	1,309
Other accrued expenses	60,455	49,668
Total current liabilities	220,058	174,043
Long-term debt, net	234,444	130,699
Deferred income taxes	35,565	7,312
Other long-term liabilities	11,995	10,081
Total long-term liabilities	282,004	148,092
Series B cumulative convertible participating preferred stock	619,950	273,950
Redeemable common stock	––	759
Stockholders’ Deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,357,183 and 19,954,323 shares issued in 2012 and 2011, respectively; and 20,354,217 and 19,829,898 shares outstanding in 2012 and 2011, respectively	925	924
Additional paid-in capital	4,991	237,244
Accumulated deficit	(369,850)	(266,896)
Accumulated other comprehensive loss	(6,568)	(5,485)
Treasury stock, at cost (2,966 and 124,425 shares in 2012 and 2011, respectively)	(26)	(1,477)
Total stockholders’ deficit	(370,528)	(35,690)
Total liabilities and stockholders’ deficit	$751,484	$561,154

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,913	$(9,950)	$(26,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,840	33,214	34,504
Share-based compensation expense	9,298	6,908	4,953
Non-cash debt extinguishment costs	6,437	—	(76)
Gain on embedded derivative	(21)	(25)	(937)
(Gain) loss on sale of property, plant and equipment	(556)	50	180
Provision for doubtful accounts	(109)	1,844	78
Provision (benefit) for deferred income taxes	2,177	(6,292)	43
Asset impairments (recoveries), net	(9)	1,121	1,070
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,719)	(15,329)	915
Inventories	(9,108)	(7,145)	(9,849)
Income tax receivable	1,082	14,382	12,434
Prepaid expenses and other	(2,075)	(247)	1,736
Accounts payable	12,047	17,569	150
Accrued expenses	6,506	5,668	(12,975)
Other, net	19	(331)	957
Net cash provided by operating activities:	47,722	41,437	6,306
Cash flows from investing activities:
Acquisition, net of cash acquired	(140,991)	––	––
Capital expenditures	(28,151)	(21,040)	(14,030)
Proceeds from sale of property, plant and equipment	2,992	583	767
Net cash used in investing activities:	(166,150)	(20,457)	(13,263)
Cash flows from financing activities:
Decrease in restricted cash	1,461	3	10,140
Excess tax benefits from share-based compensation arrangements	2	464	—
Proceeds from ABL facility	15,098	43	245
Payments on ABL facility	(15,096)	(43)	(246)
Proceeds from term loan	237,499	––	––
Payments on term loan	(131,950)	(5,605)	(13,695)
Payments on other long-term debt	––	––	(190)
Payments on note payable	(1,536)	(1,543)	(1,724)
Payment of cash dividends on Convertible Preferred Stock	––	(11,039)	—
Payment of convertible notes	—	—	(59)
Payment of financing costs	(9,399)	(200)	(125)
Purchase of treasury stock	(1,529)	(1,477)	(381)
Net cash provided by (used in) financing activities:	94,550	(19,397)	(6,035)
Effect of exchange rate changes on cash and cash equivalents	54	(20)	(8)
Net (decrease) increase in cash and cash equivalents	(23,824)	1,563	(13,000)
Cash and cash equivalents at beginning of period	78,982	77,419	90,419
Cash and cash equivalents at end of period	$55,158	$78,982	$77,419

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, November 1, 2009	18,082,029	$904	$288,093	$(230,060)	$(8,859)	—	$—	$50,078
Redeemable common stock	(304,864)	(3)	(3,578)	(9)	—	—	—	(3,590)
Treasury stock purchases	—	—	—	—	—	(356)	(381)	(381)
Retirement of treasury shares	(356)	—	(381)	—	—	356	381	—
Other transaction costs	—	—	216	—	—	—	—	216
Convertible Preferred Stock dividends and accretion	—	—	(34,055)	—	—	—	—	(34,055)
Issuance of restricted stock	1,482,614	20	—	—	—	—	—	20
Other comprehensive income	—	—	—	—	6,922	—	—	6,922
Share-based compensation	—	—	4,953	—	—	—	—	4,953
Net loss	—	—	—	(26,877)	—	—	—	(26,877)
Balance, October 31, 2010	19,259,423	$921	$255,248	$(256,946)	$(1,937)	—	$—	$(2,714)
Redeemable common stock	243,033	—	2,744	—	—	—	—	2,744
Treasury stock purchases	—	—	—	—	—	(124,425)	(1,477)	(1,477)
Other transaction costs	—	—	464	—	—	—	—	464
Convertible Preferred Stock dividends and accretion	—	—	(28,120)	—	—	—	—	(28,120)
Issuance of restricted stock	451,867	3	—	—	—	—	—	3
Other comprehensive loss	—	—	—	—	(3,548)	—	—	(3,548)
Share-based compensation	—	—	6,908	—	—	—	—	6,908
Net loss	—	—	—	(9,950)	—	—	—	(9,950)
Balance, October 30, 2011	19,954,323	$924	$237,244	$(266,896)	$(5,485)	(124,425)	$(1,477)	$(35,690)
Redeemable common stock	61,831	—	834	—	—	—	—	834
Treasury stock purchases	––	—	—	—	—	(156,496)	(1,529)	(1,529)
Retirement of treasury shares	(277,955)	—	(2,980)	—	—	277,955	2,980	––
Other transaction costs	—	—	(124)	(1,148)	—	—	—	(1,272)
Convertible Preferred Stock dividends and accretion	—	—	(16,353)	—	—	—	—	(16,353)
Convertible Preferred Stock extinguishment and reissuance	—	—	(222,928)	(106,719)	—	—	—	(329,647)
Issuance of restricted stock	618,984	1	—	—	—	––	—	1
Other comprehensive loss	—	—	—	—	(1,083)	—	—	(1,083)
Share-based compensation	—	—	9,298	—	—	—	—	9,298
Net income	—	—	—	4,913	—	—	—	4,913
Balance, October 28, 2012	20,357,183	$925	$4,991	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$4,913	$(9,950)	$(26,877)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gain (loss) and other (net of income tax of $0 in 2012, 2011 and 2010)	(12)	(19)	196
Unrecognized actuarial gain (loss) on pension obligation (net of income tax of $665 in 2012, $2,202 in 2011 and $(4,493) in 2010)	(1,066)	(3,534)	6,726
Gains in value of foreign currency derivative (net of income tax of $37 in 2012 and $(37) in 2011)	(5)	5	—
Other comprehensive income (loss)	(1,083)	(3,548)	6,922
Comprehensive income (loss)	$3,830	$(13,498)	$(19,955)

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

On October 20, 2009 the Company issued and sold to Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), an aggregate of 250,000 shares of a newly created class of convertible preferred stock, par value $1.00 per share, of the Company, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), initially representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (such purchase and sale, the “Equity Investment”). As of October 28, 2012, the Convertible Preferred Stock, including accrued but unpaid dividends, represented 72.7% of the voting power and Common Stock of the Company on an as-converted basis.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2012 is October 28, 2012. In fiscal 2013, our year end will be November 3, 2013 which is the Sunday closest to October 31. As a result, the fourth quarter of fiscal 2013 will include an additional week of operating activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The mutual funds invest exclusively in high quality money market instruments. As of October 28, 2012, our cash and cash equivalents were only invested in cash.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts and backcharge activity for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 (in thousands):

	October 28, 2012	October 30, 2011	October 31, 2010
Beginning balance	$6,109	$5,232	$9,039
Provision for bad debts	149	1,843	78
Amounts charged against allowance for bad debts, net of recoveries	(258)	(966)	(3,885)
Ending balance	$6,000	$6,109	$5,232

(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using the weighted-average method for steel coils and other raw materials.

The components of inventory are as follows (in thousands):

	October 28, 2012	October 30, 2011
Raw materials	$77,459	$62,801
Work in process and finished goods	28,556	25,730
	$106,015	$88,531

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 (in thousands):

	October 28, 2012	October 30, 2011	October 31, 2010
Beginning balance	$1,349	$1,231	$1,592
Provisions	725	732	639
Dispositions	(553)	(614)	(1,000)
Ending balance	$1,521	$1,349	$1,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

During fiscal 2012, we purchased approximately 19% of our steel requirements from one vendor in the United States. No other vendor accounted for over 10% of our steel requirements during fiscal 2012.

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

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ materially from actual results and may result in additional impairments if market conditions deteriorate. During fiscal 2012, we recorded a gain of $0.6 million in cost of sales related to the final sale of certain assets held for sale within the engineered metal buildings segment.

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

Depreciation expense for fiscal 2012, 2011 and 2010 was $25.6 million, $26.3 million and $27.7 million, respectively. Of this depreciation expense, $6.3 million was related to software depreciation for each of fiscal 2012, 2011 and 2010.

Property, plant and equipment consists of the following (in thousands):

	October 28, 2012	October 30, 2011
Land	$25,925	$22,234
Buildings and improvements	180,363	168,660
Machinery, equipment and furniture	257,357	205,108
Transportation equipment	2,959	2,939
Computer software and equipment	90,087	79,250
Construction in progress	32,892	27,614
	589,583	505,805
Less accumulated depreciation	(320,708)	(297,291)
	$268,875	$208,514

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Estimated useful lives for depreciation are:

Buildings and improvements	10 – 39 years
Machinery, equipment and furniture	3 – 15 years
Transportation equipment	5 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2012 and 2011, the total amount of interest capitalized was $0.9 million and $0.7 million, respectively. For fiscal 2010, the total amount of interest capitalized was immaterial. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

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

(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. Deferred financing costs are capitalized as incurred and amortized using the effective interest method over the expected life of the debt. At October 28, 2012 and October 30, 2011, the unamortized balance in deferred financing costs was $11.0 million and $11.6 million, respectively.

(k) Cost of sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of asset impairments because these items are shown below cost of sales on our Consolidated Statement of Operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $3.5 million, $2.7 million and $2.5 million and engineering and drafting costs were $41.1 million, $40.2 million and $39.6 million in each of fiscal 2012,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

2011, and 2010, respectively. Approximately $2.1 million and $2.0 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2012 and 2011, respectively.

(l) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Sourcetm, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Sourcetm warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. In addition, on June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, (“Metl-Span”) which offers weathertightness warranties on its wall and roof panels. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met. Additionally, we maintain an accrued warranty as a result of the acquisition of Robertson-Ceco II Corporation (“RCC”) in which the balance was $3.0 million at October 28, 2012. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although this warranty is not amortized in the same manner as our other warranty programs. See Note 11 — Warranty.

(m) Insurance.  Group medical insurance is purchased through Blue Cross Blue Shield (“BCBS”). The plans include a Preferred Provider Organization (“PPO”) plan and an Exclusive Provider Organization (“EPO”) plan. These plans are managed-care plans utilizing networks to achieve discounts through negotiated rates with the providers within these networks. The claims incurred under these plans are self-funded for the first $300,000 of each claim. We purchase individual stop loss reinsurance to limit our claims liability to $300,000 per claim. BCBS administers all claims, including claims processing, utilization review and network access charges.

Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $500,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $50,000 and $250,000, respectively. The general liability insurance has a $750,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $5.7 million, $5.0 million and $4.6 million in fiscal 2012, 2011 and 2010, respectively.

(o) Impairment of Long-Lived Assets.  We assess impairment of property, plant, and equipment in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. We recorded asset impairments of $1.1 million in fiscal 2011, which included $1.0 million related to assets held for sale. During fiscal 2010, we recorded impairments on assets held for sale of $1.2 million. See Note 5 — Plant Restructuring and Asset Impairments for asset impairments in fiscal 2011 and 2010.

(p) Share-Based Compensation.  Compensation expense recorded for restricted stock awards under the intrinsic value method is consistent with the expense that is recorded under the fair value-based method. On performance share unit awards, we applied a discount due to the required eighteen month holding period subsequent to vesting. We recorded the recurring pretax compensation expense relating to restricted stock awards, stock options and performance share unit awards of $9.3 million, $6.9 million and $5.0 million for fiscal 2012, 2011 and 2010, respectively.

(q) Foreign Currency Re-measurement and Translation.  In accordance ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement gains (losses) were $(0.4) million for both the fiscal years ended October 28, 2012 and October 30, 2011 and was immaterial for the fiscal year ended October 31, 2010.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in other income for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 was $0.2 million, $(0.1) million and $0.5 million. Net foreign currency translation gain (loss), net of tax, and included in other comprehensive income was immaterial for each of the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

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

(s) Beneficial conversion features and dividend policy.  Our Convertible Preferred Stock contained beneficial conversion features. Prior to the Amendment Agreement, discussed in Note 13, our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy was reasonable as our policy matched the legal transfer and conversion rights of the majority shareholder.

At any time prior to the Dividend Rate Reduction Event, if dividends were not declared in cash on the applicable dividend declaration date, the rate at which the dividends were payable was at least 12% per annum. Prior to the vote of the Dividend Payment Committee, the Company was obligated to the 12% dividend rate. Therefore, we accrued dividends based on the 12% rate and if and when we determined the dividends would be paid at a different rate due to either cash payment on the applicable dividend declaration date or obtaining a waiver, we recorded a subsequent benefit of the excess 4% accrual upon our board’s declaration of a cash dividend and reverse the beneficial conversion feature charge associated with such accrual.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At October 28, 2012 and October 30, 2011, we had a full valuation allowance in the amount of $4.7 million and $5.4 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

3. ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

Testing Goodwill and Indefinite-Lived Intangible Assets for Impairment Adoption

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

3. ACCOUNTING PRONOUNCEMENTS  – (continued)

that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. Early adoption is permitted. Therefore, we have early adopted this ASU in our fiscal year ending October 28, 2012. The adoption of ASU 2012-02 did not have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which gives companies the option to perform an annual qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount and, in some cases, by-pass the two-step impairment test. Early adoption is permitted. Therefore, we have adopted this ASU in our fiscal year ending October 28, 2012. The adoption of ASU 2011-08 did not have an impact on our consolidated financial statements.

Fair Value Measurements and Disclosures Adoption

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

4. ACQUISITION

On June 22, 2012, we completed the acquisition of Metl-Span. Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation, NCI acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”), which includes $4.7 million of cash acquired. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Metl-Span became a direct, wholly-owned subsidiary of NCI. On October 23, 2012, Metl-Span merged with and into NCI, with NCI being the lone survivor. Metl-Span’s operations are now conducted through NCI.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our Consolidated Financial Statements. For the period from June 22, 2012 to October 28, 2012, Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction resulted in goodwill of $71.5 million as it has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products. During fiscal 2012, we recognized $5.0 million in acquisition-related costs.

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the table below was prepared based on financial information for Metl-Span for the calendar months of November through October, which correlates to the twelve-month periods corresponding to our fiscal periods. The unaudited pro forma financial information for fiscal 2012 and fiscal 2011 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

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

	Unaudited Pro Forma
	Fiscal Year Ended
(In thousands except per share amounts)	October 28, 2012	October 30, 2011
Sales	$1,261,284	$1,123,919
Net income (loss)	$10,444	$(10,706)
Net loss applicable to common shares	$(66,589)	$(48,222)
Loss per common share:
Basic	$(3.52)	$(2.63)
Diluted	$(3.52)	$(2.63)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition. The fair value of certain assets acquired and liabilities assumed are preliminary and the final determination of any required purchase accounting adjustments will be made upon the finalization of the post-closing adjustment in the Equity Purchase Agreement and finalization of certain contingent assets and liabilities. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. Additionally, as these plans are finalized, we may identify integration charges that are required to be recognized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

4. ACQUISITION  – (continued)

(In thousands)	June 22, 2012
Current assets	$35,233
Current deferred income taxes	2,113
Property, plant and equipment	57,709
Intangible assets	32,760
Assets acquired	$127,815
Current liabilities	$24,883
Deferred income taxes	27,404
Lease liability	1,392
Liabilities assumed	$53,679
Fair value of net assets acquired	$74,136
Total consideration paid	145,682
Goodwill	$71,546

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
	$32,760

These intangible assets are amortized on a basis consistent with the expected future cash flows.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $71.5 million was recorded in our metal components segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

5. PLANT RESTRUCTURING AND ASSET IMPAIRMENTS

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

As a result of actions taken in our restructuring, certain facilities in our engineering building systems and metal components segments are being actively marketed for sale and have been classified as held for sale in the Consolidated Balance Sheet. During fiscal 2011, we recorded an impairment for a facility within the engineered building systems segment in the amount of $1.0 million related to a facility classified as held for sale as a result of deteriorating market conditions. During fiscal 2010, we recorded impairments for facilities within the engineered metal buildings and metal components segments in the amount of $1.0 million and $0.2 million, respectively, related to facilities classified as held for sale as a result of deteriorating market conditions. In determining the impairments, the fair value of assets were determined based on prices of similar assets in similar condition, adjusted for their remaining useful life. We plan to sell these facilities within the next 12 months. During fiscal 2012, we recorded a gain of $0.6 million in cost of sales related to the final sale of certain assets held for sale within the engineered metal buildings segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

5. PLANT RESTRUCTURING AND ASSET IMPAIRMENTS  – (continued)

We have completed our three-phase restructuring plan and do not expect to incur significant similar costs resulting from this restructuring plan in the future. However, we did record a $0.6 million recovery in fiscal 2011 as a result of a legal settlement for a closed facility.

The following table summarizes our restructuring plan costs and charges related to the General, Phase I, Phase II and Phase III restructuring plans during each of the fiscal years presented (in thousands):

	Fiscal 2010	Cumulative Costs Incurred(1)
General
Severance	$18	$3,092
Other Cash Costs	88	145
Asset Impairment	4	1,238
Total General Program	110	4,475
Repurposing and Phase I
Severance	$102	$1,224
Asset Relocation	—	303
Other Cash Costs	285	484
Asset Impairment	971	2,762
Total Plant Closing Phase I	1,358	4,773
Plant Closing Phase II
Severance	$—	$399
Asset Relocation	—	22
Other Cash Costs	—	442
Asset Impairment	—	30
Total Plant Closing Phase II	—	893
Plant Closing Phase III
Severance	$10	$2,359
Asset Relocation	26	245
Other Cash Costs	3,002	4,062
Asset Impairment	96	3,489
Total Plant Closing Phase III	3,134	10,155
Total All Programs	$4,602	$20,296
Restructuring by Segment
Buildings	3,022	10,605
Components	510	1,832
Coaters	—	103
Corporate	—	238
Total	$3,532	$12,778
Asset Impairments by Segment
Buildings	923	5,396
Components	147	913
Corporate	—	1,209
Total	$1,070	$7,518

(1)	Includes costs incurred in fiscal 2009 and 2008.

There was no remaining restructuring liability related to the Phase I, Phase II and Phase III restructuring plans at October 28, 2012 and October 30, 2011.

In fiscal 2011, we made a decision to close one of our sales offices in our engineered building system segments. As a result, we recorded a $0.3 million restructuring charge in fiscal 2011 primarily related to lease termination costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a bank account securing our agent bank. As of October 28, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit, exclusive of letters of credit under our ABL Facility. As of October 30, 2011, we had restricted cash in the amount of $2.8 million as collateral related to our $2.7 million of letters of credit, exclusive of letters of credit under our ABL Facility. Restricted cash as of both October 28, 2012 and October 30, 2011 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. The letters of credit will be renewed upon expiration.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of October 30, 2011 and October 31, 2010	$—	$—	$5,200	$5,200
Additions	—	71,546	—	71,546
Balance as of October 28, 2012	$—	$71,546	$5,200	$76,746

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have two reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments each have one reporting unit.

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2012 and determined that no impairments of our goodwill or long-lived intangibles were required.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

The following table represents all our intangible assets activity for the fiscal years ended October 28, 2012 and October 30, 2011 (in thousands):

	Range of Life (Years)	October 28, 2012	October 30, 2011
Amortized intangible assets:
Cost:
Trade names	15	$15,187	$5,588
Backlog	0.25	1,410	––
Customer lists and relationships	12 – 15	30,310	8,710
Non-competition agreements	5 – 10	8,132	8,132
Supplier relationships	3	150	––
Property rights	7	990	990
		$56,179	$23,420
Accumulated Amortization:
Trade names		$(3,048)	$(2,463)
Backlog		(1,410)	––
Customer lists and relationships		(4,279)	(3,098)
Non-competition agreements		(6,862)	(6,164)
Supplier relationships		(17)	––
Property rights		(990)	(896)
		$(16,606)	$(12,621)
Net book value		$39,573	$10,799
Indefinite-lived intangible assets:
Trade names, beginning of year		$13,455	$13,455
Impairments		—	—
Trade names, end of year		13,455	13,455
Total intangible assets at net book value		$53,028	$24,254

The Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. These trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our intentions are to maintain the trade names indefinitely.

All other intangible assets are amortized on a basis consistent with the expected future cash flows over their expected useful lives. As of October 28, 2012 and October 30, 2011, the weighted average amortization period for all our intangible assets was 13.2 years and 14.1 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

Amortization expense of intangibles was $4.0 million, $2.1 million and $2.1 million for fiscal 2012, 2011 and 2010, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2013	$4,053
2014	4,053
2015	3,477
2016	3,393
2017	3,393

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability of indefinite-lived intangibles when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.

8. SHARE-BASED COMPENSATION

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

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units, phantom stock awards and cash awards. On December 11, 2009, our board of directors approved grants of 1.5 million shares of restricted stock and the grants of 1.8 million stock options, both of which were conditioned upon shareholder approval. Our majority stockholder had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our majority stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan was perfunctory and we established a grant date of December 11, 2009 for the restricted stock and stock option awards. As discussed in Note 13 — Series B Cumulative Convertible Participating Preferred Stock, at January 31, 2010, the Company did not have sufficient common shares available to settle the restricted stock and stock option awards, and thus, we classified a portion of the awards as liability awards in accordance with ASC Subtopic 718-10, Compensation-Stock Compensation (“ASC 718-10”). ASC 718-10 requires that liability awards be remeasured at fair value at each reporting date with changes in fair value recognized in earnings. During fiscal 2010, the changes in fair value were immaterial. On March 5, 2010, the Company effected a Reverse Stock Split at an exchange ratio of 1-for-5 which caused the shares to become available and resulted in all restricted stock and stock option awards being classified as equity awards. As such, on March 5, 2010, all liability awards were reclassified to equity awards and remeasured using a valuation date of March 5, 2010. The total unrecognized compensation cost related to the share-based compensation arrangements reclassified from liability awards to equity awards was $9.9 million.

As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. As of October 28, 2012, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, performance share units and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. A total of approximately 1,230,000 and 1,930,000 shares were available at October 28, 2012 and October 30, 2011, respectively, under the Incentive Plan for the further grants of awards.

On July 30, 2012, our board of directors approved the one-time grant of performance share units (“PSUs”) under the Incentive Plan, which is conditioned upon shareholder approval. Our majority stockholder had informed the Company in writing of its intention to vote in favor of the amendment and restatement of the Incentive Plan. Based on the approval of our board of directors and our majority stockholder, we determined that the finalization of stockholder vote to approve the amendment and restatement of the Incentive Plan was perfunctory and we established a grant date of August 1, 2012.

On August 1, 2012, we granted performance stock unit awards with a fair value of $12.0 million or 1,027,500 units. NCI entered into a Performance Share Award Agreement with each executive who received a grant of PSUs.

The purpose of the PSU grants is to closely align the incentive compensation of the executive leadership team for the duration of the three-year performance cycle (beginning on July 1, 2012 and ending on June 30, 2015) with returns to NCI’s shareholders and thereby further motivate the executive leadership team to create sustained value for NCI shareholders. The design of the PSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk and by offering extraordinary reward for the attainment of extraordinary results. Design features of the PSU grants that are in furtherance of this purpose include the following: (1) Unless the Board determines otherwise, the one-time grant of PSUs is in lieu of annual time-vesting restricted stock awards that would otherwise be granted to these executives in accordance with NCI’s current grant practices in December of 2012, 2013 and 2014. (2) The vesting of the PSUs is based solely on “absolute” total shareholder return (“TSR”), rather than based on a comparison to the returns of a peer group. (3) TSR must be sustained through the end of the three-year performance period, rather than at any point during the performance period, and TSR achievement during the performance period that is not sustained through the end of the performance period will not result in vesting of the PSUs. (4) The ultimate number of shares to be issued pursuant to the PSU awards will vary in proportion to the TSR achieved during the performance period, with no shares being issued if the 20-day volume weighted average common share trading price is at or below $10 per share at the end of the performance period; the target number of shares (1,027,500) being issued if the 20-day volume weighted average share price is $20 per share at the end of the performance period; the maximum number of shares (3,082,500) being issued if the 20-day volume weighted average share price is $30 per share at the end of the performance period. (5) Unless there is a Qualifying Termination (as defined in the Performance Share Award Agreement), the PSUs of an executive will be forfeited upon an executive’s termination of employment during the performance period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

The fair value and compensation expense of the PSU grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Though the value of the PSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the PSU. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense for the PSUs is based on historical experience and is estimated at 0% for our officers. The risk-free rate for the expected term of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the Monte Carlo simulation since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount due to the required eighteen month holding period subsequent to vesting.

The Performance Share Award Agreement provides for pro rata vesting if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive with good reason. If the executive’s employment terminates for any other reason prior to the end of the performance period, all PSUs are forfeited. If a change in control of NCI occurs prior to the end of the performance period, the performance period will immediately end at the time of the change in control and an executive will earn a percentage of the Target Number based on the TSR achieved determined by reference to the value of the common stock at the time of the change in control.

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

Our option awards and restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for each annual award grant. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010. These estimates are based on historical forfeiture behavior exhibited by our employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

The weighted average assumptions for the equity awards granted on December 15, 2011 and December 14, 2010 are noted in the following table:

	December 15, 2011	December 14, 2010
Expected volatility	54.69%	51.53%
Expected term (in years)	5.75	5.75
Risk-free interest rate	1.02%	1.21%

The weighted average assumptions for the liability awards at the December 11, 2009 grant date and the subsequent reclassification to equity awards remeasured on March 5, 2010 are noted in the following table:

	December 11, 2009	March 5, 2010
Expected volatility	46.05%	47.01%
Expected term (in years)	5.75	5.52
Risk-free interest rate	2.44%	2.49%

During fiscal 2012, 2011 and 2010, we granted 92,832, 121,669 and 1,781,729 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2012, 2011 and 2010 was $5.12, $5.78 and $4.29, respectively.

The following is a summary of stock option transactions during fiscal 2012, 2011 and 2010 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance November 1, 2009	130	$140.63
Granted	1,782	8.85
Cancelled	(10)	(113.26)
Balance October 31, 2010	1,902	$17.33
Granted	122	12.00
Cancelled	(5)	(92.80)
Balance October 30, 2011	2,019	$16.85
Granted	93	10.18
Cancelled	(12)	(94.54)
Balance October 28, 2012	2,100	$16.11	7.0 years	$4,357
Exercisable at October 28, 2012	949	$24.47	6.6 years	$1,947

There were no options exercised during fiscal 2012, 2011 or 2010. The following summarizes additional information concerning outstanding options at October 28, 2012 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
2,004	7.3 years	$9.43
41	1.3 years	136.28
47	1.8 years	161.50
8	3.2 years	225.46
2,100	7.0 years	$16.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

The following summarizes additional information concerning options exercisable at October 28, 2012 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
853	$9.72
41	136.28
47	161.50
8	225.46
949	$24.47

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During fiscal 2012, 2011 and 2010, we granted restricted stock awards with a fair value of $7.1 million or 696,578 shares, $6.2 million or 515,053 shares and $13.7 million or 1,498,718 shares, respectively. The fair value of restricted stock awards previously classified as liability awards on March 5, 2010 is based on the Company’s stock price as of March 5, 2010, the date the contingency was resolved. Restricted stock transactions during fiscal 2012, 2011 and 2010 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance November 1, 2009	204	$80.57
Granted	1,499	9.10
Forfeited	(6)	9.10
Balance October 31, 2010	1,697	$17.70
Granted	515	12.00
Vested	(375)	9.11
Forfeited	(61)	10.35
Balance October 30, 2011	1,776	$18.11
Granted	697	10.19
Vested	(494)	9.75
Forfeited	(69)	10.38
Balance October 28, 2012	1,910	$17.66

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $9.3 million, $6.9 million and $5.0 million for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively. Of these amounts, $8.8 million, $6.6 million and $4.8 million were included in engineering, selling, general and administrative expense for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively, with the remaining costs in each period in cost of goods sold. As of October 28, 2012, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3.6 million, $2.7 million and $1.9 million for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010, respectively. As of October 28, 2012 and October 30, 2011, there was approximately $27.0 million and $18.1 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 2.6 years and 2.8 years, respectively.

There was no cash received from option exercises during fiscal 2012, 2011 or 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

9. LOSS PER COMMON SHARE

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

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares	$(72,120)	$(47,466)	$(311,227)
Less: net income allocated to participating securities(1)	—	—	—
Net loss allocated to common shares	$(72,120)	$(47,466)	$(311,227)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	18,932	18,369	18,229
Basic and Diluted loss per common share	$(3.81)	$(2.58)	$(17.07)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. Participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in fiscal 2012, 2011 and 2010 above. These participating securities will be allocated earnings when applicable.

ASC Subtopic 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, should be included in computing earnings per share using the two-class method. The calculation of earnings per share for Common Stock presented here has been reclassified to exclude the income, if any, attributable to the unvested restricted stock awards from the numerator and exclude the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock for fiscal 2012, 2011 and fiscal 2010 as the restricted stock do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock. All prior period earnings per share data have been adjusted retrospectively to conform to the provisions of this pronouncement.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for fiscal 2012, 2011 and 2010 as the restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the restricted stock and Preferred Shares. As of October 28, 2012 and October 30, 2011, the Preferred Shares were convertible into 54.1 million and 46.6 million shares of Common Stock, respectively.

For the fiscal years ended October 28, 2012 and October 30, 2011, all options, unvested restricted shares and PSUs were anti-dilutive due to the losses incurred and, therefore, not included in the diluted loss per common share calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

10. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	October 28, 2012	October 30, 2011
Accrued warranty obligation and deferred warranty revenue	$23,236	$17,941
Accrued workers compensation and general liability insurance	9,077	8,215
Other accrued expenses	28,142	23,512
Total other accrued expenses	$60,455	$49,668

11. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 28, 2012 and October 30, 2011 (in thousands):

	October 28, 2012	October 30, 2011
Beginning balance	$17,941	$16,977
Warranties sold	3,303	2,924
Revenue recognized	(1,933)	(1,652)
Cost incurred and other(1)	3,925	(308)
Ending balance	$23,236	$17,941

(1)	Fiscal 2012 primarily represents the fair value of accrued warranty obligations in the amount of $4.1 million assumed in the Metl-Span acquisition. Metl-Span offers weathertightness warranties on its wall and roof panels. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

12. LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	October 28, 2012	October 30, 2011
Credit Agreement, due May 2018 (variable interest, at 8.0% on October 28, 2012)	$248,750	$—
Amended and restated credit agreement, due April 2014 (variable interest, at 8.0% on October 30, 2011)	—	130,699
	248,750	130,699
Unamortized discount, net	(11,806)	—
Current portion of long-term debt	(2,500)	—
Total long-term debt, net	$234,444	$130,699

The scheduled maturity of our debt is as follows (in thousands):

2013	$2,500
2014	2,500
2015	2,500
2016	2,500
2017 and thereafter	238,750
$248,750

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

Summary

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to that date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum, beginning in June 2012. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. The note discount will be amortized over the life of the loan through May 2, 2018 using the effective interest method. At October 28, 2012, amounts outstanding under our Credit Agreement were $248.8 million and at October 30, 2011, amounts outstanding under our amended and restated credit agreement, due April 2014, were $130.7 million, respectively.

In addition to our Credit Agreement, we have an ABL Facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability on the ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

At October 28, 2012 and October 30, 2011, our excess availability under the ABL Facility was $111.1 million and $87.8 million, respectively. There were no amounts outstanding under the ABL Facility at both October 28, 2012 and October 30, 2011. In addition, at October 28, 2012 and October 30, 2011, letters of credit totaling approximately $8.5 million and $6.4 million, respectively, were outstanding but undrawn under the ABL Facility.

Credit Agreement

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as the Term Agent, and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

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

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter beginning with the quarter ending October 28, 2012. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of October 28, 2012 was 2.23:1.00. Although our amended and restated credit agreement, due April 2014, did not require any financial covenant compliance, at October 30, 2011, our consolidated total net debt to EBITDA leverage ratio as of that date was 2.27:1.00.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

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

During fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

In fiscal 2011, we made optional prepayments in the amount of $5.6 million under the amended and restated credit agreement, due April 2014. In May 2010, we made a mandatory prepayment on the amended and restated credit agreement, due April 2014, in the amount of $13.3 million in connection with our tax refund received resulting from the carry back of the 2009 net operating loss.

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

As a result of the ABL Facility Amendment, in fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

At October 28, 2012 and October 30, 2011, our excess availability under the ABL Facility was $111.1 million and $87.8 million, respectively. The ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

Under the ABL Facility, there were no amounts of borrowings outstanding at both October 28, 2012 and October 30, 2011. In addition, at October 28, 2012 and October 30, 2011, standby letters of credit totaling approximately $8.5 million and $6.4 million, respectively, were issued under the ABL Facility related to certain insurance policies.

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

The ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. The minimum level of borrowing capacity as of both October 28, 2012 and October 30, 2010 was $15.0 million. Although our ABL Facility did not require any financial covenant compliance, at October 28, 2012 and October 30, 2011, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.09:1.00 and 0.37:1.00, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

Deferred Financing Costs

At October 28, 2012 and October 30, 2011, the unamortized balance in deferred financing costs was $11.0 million and $11.6 million, respectively.

Insurance Note Payable

The note payable is related to financed insurance premiums. As of October 28, 2012 and October 30, 2011, we had outstanding a note payable in the amount of $0.5 million and $0.3 million, respectively. Insurance premium financings are generally secured by the unearned premiums under such policies.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock (after giving effect to the Reverse Stock Split) or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At October 28, 2012 and October 30, 2011, the CD&R Funds own 72.7% and 70.1%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

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

Liquidation Value.  Each Preferred Share has an initial liquidation preference of $1,000. As of October 28, 2012, the aggregate liquidation value, including accrued but unpaid dividends was $345.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

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

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the funds managed by CD&R to receive approximately 54.1 million shares of common stock, representing 72.7% of the voting power and common stock of the Company on an as-converted basis.

The dividend rate will increase to 6% per annum during certain defaults specified in the Certificate of Designations involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock to effect the conversion.

The first dividend payment which was scheduled to be paid on December 15, 2009 in the amount of $4.6 million, was required to be paid in cash by the Certificate of Designations but could not be paid in cash based on the terms of the Company’s amended and restated credit agreement, due April 2014, and Asset-Based Lending Facility (“ABL Facility”) which restricted the Company’s ability to pay cash dividends until the first quarter of fiscal 2011 and until October 20, 2010, respectively. As a result, the dividend for the period up to the December 15, 2009 dividend declaration date compounded at a rate of 12% per annum.

The dividends for the December 15, 2010 and March 15, 2011 dividend payments on the Preferred Shares were paid in cash and totaled $11.0 million. We paid the June 15, 2011, September 15, 2011, December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. As a result of the two Consent and Waiver Agreements (discussed below), the September 15, 2011 and December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

did not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital stock after October 28, 2012.

The December 9, 2011 Mutual Waiver and Consent does not extend to dividends on the Convertible Preferred Stock accruing after December 15, 2011 or restrict our issuance of capital after October 28, 2012.

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

The September 6, 2011 Mutual Waiver and Consent did not extend to dividends on the Convertible Preferred Stock accruing after September 15, 2011 or restrict our issuance of capital stock after October 30, 2011.

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

The initial conversion price of the Convertible Preferred Stock was equal to $6.3740, as adjusted for the Reverse Stock Split. The conversion price is subject to adjustment as set forth in the Certificate of Designations and is subject to customary anti-dilution adjustments, including stock dividends, splits, combinations or similar events and issuance of our Common Stock at a price below the then-current market price and, within the first three years after the Closing Date, issuances of our Common Stock below the then applicable conversion price. As of October 28, 2012 and October 30, 2011, the Convertible Preferred Stock was convertible into 54.1 million and 46.6 million shares of Common Stock, respectively.

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

Change of Control Redemption Right.  Upon certain change of control events specified in the Certificate of Designations, including certain business combinations involving the Company and certain changes to the beneficial ownership of the voting power of the Company, so long as the CD&R Funds do not own 45% or more of the voting power of the Company and directors designated by the CD&R Funds are not entitled to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

cast a majority of the total number of votes that can be cast by the Company’s board of directors or by the directors constituting the quorum approving or recommending such change of control event, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock (1) if redeemed after the fourth anniversary of the Closing Date, at a purchase price equal to the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date or (2) if redeemed prior to the fourth anniversary of the Closing Date, at a purchase price equal to the sum of (a) the liquidation value of such Preferred Shares plus the accrued and unpaid dividends thereon as of the redemption date and (b) a make-whole premium equal to the net present value of the sum of all dividends that would otherwise be payable on and after the redemption date, to and including such fourth anniversary date, assuming that such dividends are paid in cash. In addition, upon change of control events pursuant to the Credit Agreement or the ABL Facility, holders of Preferred Shares are able to require redemption by the Company, in whole but not in part, of the Convertible Preferred Stock, at a purchase price equal to 101% of the sum of the liquidation value of such Preferred Shares and the accrued and unpaid dividends thereon as of the redemption date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

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

Accounting for Convertible Preferred Stock

The following is a reconciliation of the initial proceeds to the opening balance of our Convertible Preferred Shares (in thousands):

Convertible Preferred Stock
Initial proceeds	$250,000
Direct transaction costs	(27,730)
Bifurcated embedded derivative liability, net of tax	(641)
Balance at October 20, 2009	221,629(1)

(1)	The $28.4 million difference between the book value and the initial liquidation preference was accreted using the effective interest rate method from the execution of the contract to the Milestone Redemption Right date or 10 years.

The Company’s Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	688
Accrued paid-in-kind dividends(1)	8,837
Reversal of additional 4% accrued dividends(2)	(2,917)
Subtotal		6,608
Balance as of January 29, 2012		280,558
Accretion	688
Accrued paid-in-kind dividends(1)	9,057
Subtotal		9,745
Balance as of April 29, 2012		290,303
Extinguishment and reissuance	329,647
Subtotal		329,647
Balance as of July 29, 2012 and October 28, 2012		$619,950

(1)	Dividends were accrued at the 12% rate on a daily basis until the dividend declaration date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the Milestone Redemption Right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both October 28, 2012 and October 30, 2011, the fair value carrying amount of the embedded derivative was $0.1 million.

Because the dividends accrued and accumulated on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends were recorded into Convertible Preferred Stock. Prior to the Amendment Agreement, our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split) and the closing stock price per Common Stock just prior to the execution of the CD&R Equity Investment was $12.55 (as adjusted for the Reverse Stock Split). The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid to the CDR Funds, and thus is $241.4 million as of October 20, 2009. At October 28, 2012 and October 30, 2011, all of the potentially 54.1 million and 46.6 million shares of Common Stock, respectively, issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

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

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $106.7 million in the consolidated balance sheet. In addition, the increase in fair value was offset by prior recognized beneficial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations. As of October 28, 2012 and October 30, 2011, the Preferred Shares were convertible into 54.1 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740.

The Company recorded a $13.0 million and $24.4 million beneficial conversion feature charge, prior to any applicable reversal, in fiscal 2012 and fiscal 2011, respectively, related to dividends that have accrued and are convertible into shares of Common Stock. As a result of accruing dividends at the stated 12% rate, and subsequently paying the lower 8% rate agreed to in the December 9, 2011 Mutual Waiver and Consent, we recorded a beneficial conversion feature reversal of $1.1 million in the first quarter of fiscal 2012 related to beneficial conversion feature charges between September 16, 2011 and December 15, 2011 associated with the dividend reduction. As a result of accruing dividends at the stated 12% rate, and subsequently paying the lower 8% rate agreed to in the September 6, 2011 Mutual Waiver and Consent, we recorded a beneficial conversion feature reversal of $1.7 million in the fourth quarter of fiscal 2011 related to beneficial conversion feature charges between June 16, 2011 and September 15, 2011 associated with the dividend reduction. As a result of paying an 8% cash dividend in the second quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $8.2 million in the second quarter of fiscal 2011 related to beneficial conversion feature charges between December 16, 2010 and March 15, 2011. As a result of paying an 8% cash dividend in the first quarter of fiscal 2011, we reversed the related beneficial conversion feature previously recorded of $5.1 million in the first quarter of fiscal 2011 related to beneficial conversion feature charges between September 16, 2010 and December 15, 2010. In fiscal 2012 and fiscal 2011, we recorded a net $11.9 million and $9.4 million beneficial conversion feature charge, respectively, related to dividends that have accrued and are convertible into shares of Common Stock.

As of October 28, 2012 and October 30, 2011, the Preferred Shares are convertible into 54.1 million and 46.6 million shares of Common Stock, respectively, at an initial conversion price of $6.3740 (as adjusted for the Reverse Stock Split). Upon previous action taken by the independent, non-CD&R board members, on March 5, 2010, the Company effected the Reverse Stock Split in which every five shares of Common Stock that were issued and outstanding were automatically combined into one issued and outstanding share of Common Stock. As of that date, the Preferred Shares accrued for and held by the CD&R Funds were fully convertible into 41.0 million Common Shares. As a result of the Reverse Stock Split on March 5, 2010, we recorded a beneficial conversion feature charge in the amount of $230.9 million in the second quarter of fiscal 2010 related to the availability of shares of Common Stock into which the CD&R Funds may convert their Preferred Shares.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock for fiscal 2012 and 2011 are as follows (in thousands):

	October 28, 2012	October 30, 2011
Liquidation preference	$339,293	$286,701
Accrued cash and Preferred Stock dividends	5,775	10,102
Total	$345,068	$296,803

At October 28, 2012 and October 30, 2011, we had Preferred Shares outstanding of 339,293 and 286,701, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

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

As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment. Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in the following agreements:

•	the Investment Agreement, pursuant to which the CD&R Funds acquired a 68.4% interest in the Company, CD&R Fund VIII’s transaction expenses were reimbursed and a deal fee of $8.25 million was paid to CD&R, Inc., the predecessor to the investment management business of CD&R, LLC, on the Closing Date;
•	the Stockholders Agreement, which sets forth certain terms and conditions regarding the Equity Investment and the CD&R Funds’ ownership of the Preferred Shares, including certain restrictions on the transfer of the Preferred Shares and the shares of our common stock issuable upon conversion thereof and on certain actions of the CD&R Funds and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;
•	a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), between the Company and the CD&R Funds, pursuant to which the Company granted to the CD&R Funds, together with any other stockholder of the Company that may become a party to the Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred Shares; and
•	an Indemnification Agreement, dated as of the Closing Date between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Funds and CD&R, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Funds and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Credit Agreement, the ABL Facility, the Exchange Offer, and certain other liabilities and claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 28, 2012 and October 30, 2011 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal year ends were (in thousands):

	October 28, 2012		October 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Credit agreement(1)	$236,944	$248,750	$—	$—
Amended and restated credit agreement, due April 2014	$—	$—	$130,699	$127,106

(1)	Carrying amount of Credit Agreement includes unamortized discount of $11.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

Embedded derivative:  The embedded derivative value is based on an income approach in which we used a probability-weighted discounted cash flow model and assigned probabilities for each qualified default event.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 28, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$320	$—	$—	$320
Mutual funds – Growth	594	—	—	594
Mutual funds – Blend	1,918	—	—	1,918
Mutual funds – Foreign blend	669	—	—	669
Mutual funds – Fixed income	—	575	—	575
Total short-term investments in deferred compensation plan	3,501	575	—	4,076
Total assets	$3,501	$575	$—	$4,076
Liabilities:
Deferred compensation plan liability	$—	$(4,146)	$—	$(4,146)
Embedded derivative	—	—	(59)	(59)
Total liabilities	$—	$(4,146)	$(59)	$(4,205)

(1)	Unrealized holding gains (losses) for the fiscal year ended October 28, 2012, October 30, 2011 and October 31, 2010 were $0.2 million, $(0.1) million and $0.4 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of October 28, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$2,397	$2,397
Total assets	$—	$—	$2,397	$2,397

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Metl-Span acquisition completed on June 22, 2012 that are discussed further in Note 4 to the Consolidated Financial Statements. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or level 3 fair value measurements (goodwill and intangible assets). On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

Shares, which does not preclude the payment of contingent default dividends. To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock (see Note 13), we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012 in the amount of $620.0 million. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model and is a level 3 in the fair value hierarchy.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 30, 2011, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Money market	$12,837	$—	$—	$12,837
Short-term investments in deferred compensation plan(1):
Money market	$149	$—	$—	$149
Mutual funds – Growth	682	—	—	682
Mutual funds – Blend	1,798	—	—	1,798
Mutual funds – Foreign blend	743	—	—	743
Mutual funds – Fixed income	—	638	—	638
Total short-term investments in deferred compensation plan	$3,372	$638	$—	$4,010
Other investments:
Cash	45	—	—	45
Stocks, options and ETF’s	429	—	—	429
Total other investments	474	—	—	474
Foreign currency contracts	—	42	—	42
Total assets	$16,683	$680	$—	$17,363
Liabilities:
Deferred compensation plan liability	$—	$(4,077)	$—	$(4,077)
Embedded derivative	—	—	(79)	(79)
Total liabilities	$—	$(4,077)	$(79)	$(4,156)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. As of October 30, 2011, the fair value of one asset group held for sale exceeded that asset group’s cost and carrying value. Accordingly, that asset group held for sale has been excluded from the table as of October 30, 2011.

The following table summarizes the activity in Level 3 financial instruments during fiscal 2012 and 2011:

Embedded derivative
Balance at October 31, 2010	$(104)
Unrealized gains(1)	25
Balance at October 30, 2011	$(79)
Unrealized gains(1)	20
Balance at October 28, 2012	$(59)

(1)	Unrealized gains on the embedded derivative are recorded net in other income in the Consolidated Statements of Operations during the fiscal year ended October 28, 2012, October 30, 2011 and October 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax benefit for the fiscal years ended 2012, 2011 and 2010, consisted of the following (in thousands):

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Current:
Federal	$1,081	$207	$(15,506)
State	826	(312)	2,133
Total current	1,907	(105)	(13,373)
Deferred:
Federal	2,298	(6,183)	123
State	(121)	(109)	(80)
Total deferred	2,177	(6,292)	43
Total provision (benefit)	$4,084	$(6,397)	$(13,330)

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	6.9%	4.0%	1.5%
Canadian valuation allowance	(8.0)%	1.2%	0.1%
Production activities deduction	—	—	(2.5)%
Non-deductible expenses	6.1%	—	—
Acquisition costs	6.9%	—	—
Other	(1.5)%	(1.1)%	(0.9)%
Effective tax rate	45.4%	39.1%	33.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. INCOME TAXES  – (continued)

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2012 and 2011 are as follows (in thousands):

	As of October 28, 2012	As of October 30, 2011
Deferred tax assets:
Inventory obsolescence	$1,140	$968
Bad debt reserve	1,586	1,665
Accrued and deferred compensation	16,222	13,677
Accrued insurance reserves	1,998	1,820
Deferred revenue	9,477	7,453
Net operating loss and tax credit carryover	6,973	11,166
Depreciation and amortization	266	266
Deferred financing costs	—	1,380
Pension	4,441	3,777
Other reserves	—	163
Total deferred tax assets	42,103	42,335
Less valuation allowance	(4,700)	(5,417)
Net deferred tax assets	37,403	36,918
Deferred tax liabilities:
Depreciation and amortization	(39,111)	(22,482)
Intangibles	(10,942)	—
US tax on unremitted foreign earnings	(549)	—
Other	(440)	(1,344)
Total deferred tax liabilities	(51,042)	(23,826)
Total deferred tax (liability) asset	$(13,639)	$13,092

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

As of October 28, 2012, the $7.0 million net operating loss and tax credit carryforward consisted of $4.4 million for foreign loss carryforward, $0.5 million for U.S. federal tax credits and $2.1 million for U.S. state loss carryforward. As of October 28, 2012, we have deferred tax assets of $2.1 million related to state net operating loss carryforwards which will expire in 2 to 20 years, if unused.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. INCOME TAXES  – (continued)

As of October 28, 2012, our foreign operations have a net operating loss carryforward of approximately $15.0 million, representing $4.4 million of the $7.0 million deferred tax asset related to net operating loss and tax credit carryovers, that will start to expire in fiscal 2025, if unused. The utilization of these foreign losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended October 28, 2012, October 30, 2011 and October 31, 2010 (in thousands):

	October 28, 2012	October 30, 2011	October 31, 2010
Beginning balance	$5,417	$5,192	$5,018
(Reductions) additions	(717)	225	174
Ending balance	$4,700	$5,417	$5,192

Uncertain tax positions

The total amount of unrecognized tax benefits at October 28, 2012 was $0.3 million, of which $0.3 million would impact the Company’s effective tax rate, if recognized. The total amount of unrecognized tax benefit at October 30, 2011 was $0.3 million, of which $0.3 million would impact the Company’s effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2012 and 2011 (in thousands):

	October 28, 2012	October 30, 2011
Unrecognized tax benefits at beginning of year	$272	$462
Additions for tax positions related to prior years	21	19
Reductions due to lapse of applicable statute of limitations	—	(209)
Unrecognized tax benefits at end of year	$293	$272

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of October 28, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	October 28, 2012	October 30, 2011
Foreign exchange translation adjustments	$556	$568
Defined benefit pension plan actuarial losses, net of tax	(7,124)	(6,058)
Foreign currency derivative, net of tax	—	5
Accumulated other comprehensive loss	$(6,568)	$(5,485)

18. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest paid, taxes paid and non-cash dividends and accretion in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	October 28, 2012	October 30, 2011	October 31, 2010
Interest paid, net of amounts capitalized	$14,585	$11,059	$13,683
Taxes paid (refunded)	1,323	(14,519)	(26,332)
Non-cash dividends and accretion	(16,354)	(17,080)	(34,055)
Non-cash Convertible Preferred Stock amendment	(329,646)	—	—

Prior to the Amendment Agreement, the dividends on the Convertible Preferred Stock accrued and accumulated on a daily basis and were included in the liquidation preference. Accrued dividends were recorded into Convertible Preferred Stock on the accompanying Consolidated Balance Sheet. Dividends were accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $15.0 million and $14.4 million during fiscal 2012 and 2011, respectively.

19. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 28, 2012, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2013	$6,856
2014	5,506
2015	4,584
2016	3,454
2017	2,803
Thereafter	6,305

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2012, 2011 and 2010 was $9.7 million, $10.0 million and $10.3 million, respectively.

20. STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Shares repurchased are used primarily for later re-issuance in connection with our equity incentive and 401(k) profit sharing plans. Although we did not repurchase any shares of our common stock during fiscal 2012 and 2011, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

20. STOCK REPURCHASE PROGRAM  – (continued)

with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At October 28, 2012, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Credit Agreement and ABL Facility apply certain limitations on our repurchase of shares of our common stock.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 31, 2010	—	$—
Purchases	124	1,477
Retirements	—	—
Balance, October 30, 2011	124	$1,477
Purchases	157	1,529
Retirements	(278)	(2,980)
Balance, October 28, 2012	3	$26

21. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match employee contributions up to 6% of a participant’s pre-tax deferral of eligible compensation into the plan. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary, and matching contributions were temporarily suspended. Effective July 1, 2011, the matching contributions to the Savings Plan were resumed and allowed us the discretion to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended October 28, 2012 and October 30, 2011 were $3.3 million and $0.7 million, respectively, for matching contributions to the Savings Plan. No matching contributions were made to the Savings Plan during fiscal 2010.

As a result of the economic downturn and restructuring, we have determined our Savings Plan has experienced a partial plan termination which, as defined by the IRS, is a significant reduction in the workforce. As a result, the affected employee participants of the Savings Plan became fully vested in company-matching contributions upon termination. As of October 28, 2012, the Savings Plan was no longer deemed to be a partial plan termination due to the passage of time. As of October 30, 2011 and October 31, 2010, the impact of this partial plan termination was immaterial, excluding the impact of the employer contributions.

Deferred Compensation Plan — On October 23, 2006, the board of directors approved an Amended and Restated Deferred Compensation Plan for NCI (as amended and restated, the “Deferred Compensation Plan”) effective for compensation beginning in calendar 2007. The Deferred Compensation Plan allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, mirrors our 401(k) profit sharing plan matching levels based on our Company’s performance. On February 27, 2009, restoration matching contributions were indefinitely suspended, effective January 1, 2009. Effective July 1, 2011, the restoration match for the deferred compensation plan resumed. In addition, the Deferred Compensation Plan provides for us to make discretionary contributions to employees who have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. Any unvested matching contributions in a participant’s Deferred Compensation Plan account became vested upon consummation of the Equity Investment on October 20, 2009. In addition, the Deferred Compensation Plan also permitted participants to have their account balances paid out upon a change of control which reduced the rabbi trust assets and corresponding liability by $2.6 million on October 28, 2009. As of October 28, 2012 and October 30, 2011, the liability balance of the Deferred Compensation Plan is $4.1 million and $4.1 million, respectively, and is included in accrued compensation and benefits in the Consolidated Balance Sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, the Board also approved the establishment of a rabbi trust to fund the Deferred Compensation Plan and the formation of an administrative committee to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $4.1 million and $4.0 million at October 28, 2012 and October 30, 2011, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

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

As a result of the economic downturn and restructuring, we have determined our RCC Pension Plan has experienced a partial plan termination, defined by the IRS as a significant reduction in force. As a result, the affected employee participants become fully vested upon termination. However, the RCC Pension Plan is frozen, therefore, accrued benefits are already fully vested. As of October 28, 2012, October 30, 2011 and October 31, 2010, the impact of this partial plan termination was immaterial.

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

The following table reconciles the change in the benefit obligation for the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 28, 2012	October 31, 2010
Accumulated benefit obligation	$48,563	$48,207
Projected benefit obligation – beginning of fiscal year	$48,207	$44,697
Interest cost	2,011	2,020
Benefit payments	(3,721)	(3,413)
Actuarial losses	2,066	4,903
Projected benefit obligation – end of fiscal year	$48,563	$48,207

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

Actuarial assumptions used to determine benefit obligations were as follows:

	October 28, 2012	October 30, 2011
Assumed discount rate	3.65%	4.35%

The following table reconciles the change in plan assets of the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	October 28, 2012	October 30, 2011
Fair value of assets – beginning of fiscal year	$38,205	$39,981
Actual return on plan assets	2,082	1,544
Company contributions	1,422	93
Benefit payments	(3,721)	(3,413)
Fair value of assets – end of fiscal year	$37,988	$38,205

The following table sets forth the funded status of the RCC Pension Plan and the amounts recognized in the Consolidated Balance Sheet (in thousands):

	October 28, 2012	October 30, 2011
Fair value of assets	$37,988	$38,205
Benefit obligation	48,563	48,207
Funded status	$(10,575)	$(10,002)
Unrecognized actuarial loss	11,634	9,912
Unrecognized prior service cost	(68)	(78)
Prepaid (accrued) benefit cost	$991	$(168)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	October 28, 2012	October 30, 2011
Unrecognized actuarial loss	$11,634	$9,912
Unrecognized prior service cost	(68)	(78)
Total	$11,566	$9,834

The following table sets forth the components of the net periodic benefit income (in thousands):

	October 28, 2012	October 30, 2011	October 31, 2010
Interest cost	$2,011	$2,020	$2,534
Expected return on assets	(2,379)	(2,368)	(2,364)
Amortization of prior service cost	(9)	(9)	(9)
Amortization of loss	641	—	172
Net periodic benefit cost (income)	$264	$(357)	$333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	October 28, 2012	October 30, 2011	October 31, 2010
Net actuarial loss (gain)	$2,363	$5,727	$(2,071)
Amortization of net actuarial loss	(641)	—	(171)
Amortization of prior service credit	9	9	9
Total recognized in other comprehensive income (loss)	$1,731	$5,736	$(2,233)

The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement (in thousands):

October 28, 2012
Amortization of prior service cost	(9)
Amortization of loss	906
Total estimated amortization	$897

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2012	Fiscal 2011
Assumed discount rate	4.35%	4.75%
Expected rate of return on plan assets	6.5%	7.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 6.5%, net of investment related expenses. In determining the expected return over the forecast period, we used a 10-year median expected return, taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.

The weighted-average asset allocations by asset category are as follows:

Investment Type	October 28, 2012	October 30, 2011
Equity securities	32%	28%
Debt securities	48	47
Hedge funds	8	8
Cash and cash equivalents	1	5
Real estate	5	4
Other	6	8
Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Pension Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Pension Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 45% US bonds, 13% alpha

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

strategies (hedge funds), 16% large cap US equities, 5% small cap US equities, 4% real estate investment trusts, 7% foreign equity, 4% emerging markets and 6% commodity futures.

The table below presents the fair values of the assets in our RCC Pension Plan at October 28, 2012 and October 30, 2011, by asset category and by levels of fair value as further defined in Note 15 — Fair Value of Financial Instruments and Fair Value Measurements (in thousands).

	October 28, 2012
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$717	—	—	$717
Mutual funds:
Growth funds(1)	1,304	—	—	1,304
Real estate funds(2)	1,749	—	—	1,749
Commodity linked funds(3)	2,058	—	—	2,058
Government securities(4)	—	10,694	—	10,694
Corporate bonds(5)	—	7,260	—	7,260
Common/collective trusts(6)	—	10,982	—	10,982
Partnerships/Joint venture interest(7)	—	—	3,224	3,224
Total as of October 28, 2012	$5,828	28,936	3,224	$37,988

	October 30, 2011
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$1,829	—	—	$1,829
Mutual funds:
Growth funds(1)	1,337	—	—	1,337
Real estate funds(2)	1,619	—	—	1,619
Commodity linked funds(3)	2,036	—	—	2,036
Government securities(4)	—	10,694	—	10,694
Corporate bonds(5)	—	6,736	—	6,736
Common/collective trusts(6)	—	10,915	—	10,915
Partnerships/Joint venture interest(7)	—	—	3,039	3,039
Total as of October 30, 2011	$6,821	28,345	3,039	$38,205

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.
(2)	The portfolio is constructed of Real Estate Investment Trusts (“REITs”) with the potential to provide strong and consistent earnings growth. Eligible investments for the portfolio include publicly traded equity REITs, Real Estate Operating Companies, homebuilders and commercial REITs. The portfolio invests across various sectors and is geographically diverse to manage potential risk.
(3)	The strategy seeks to replicate a diversified basket of commodity futures consistent with the composition of the Dow Jones UBS Commodity index. The strategy is defined to be a hedge against risking inflation and from time to time will allocate a portion of the portfolio to inflation-protected securities and other fixed income securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

(4)	These holdings represent fixed-income securities issued and backed by the full faith of the United States government. The strategy is designed to lengthen duration to match the duration of the pension plan liabilities.
(5)	These holdings represent fixed-income securities with varying maturities diversified by issuer, sector and industry. At the time of purchase, the securities must be rated investment grade. This strategy is also taken into consideration with the government bond holdings when matching duration of the liabilities.
(6)	The collective trusts seek long-term growth of capital through index replication strategies designed to match the holdings of the S&P 500, Russell 2000 and MSCI EAFE.
(7)	The strategy seeks long-term growth of capital through a diversified hedge fund of fund offering. The hedge fund of fund will be diversified by strategy and firm seeking bond-like volatility over a full market cycle. When observable prices are not available for these securities, the value is based on a market approach, as defined in the authoritative guidance on fair value measurements, to evaluate the fair value of such Level 3 instruments.

The following table summarizes the fair value activity of partnerships/joint venture interest in the RCC Pension Plan in Level 3 during fiscal 2012:

October 28, 2012
Beginning balance	$3,039
Unrealized gains on plan assets	185
Ending balance	$3,224

We expect to contribute $372,000 to the RCC Pension Plan in fiscal 2013.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2013	$3,860
2014	3,935
2015	3,650
2016	3,527
2017	3,530
2018 – 2020	16,154

22. BUSINESS SEGMENTS

We have aggregated our operations into three reportable segments based upon similarities in product lines, manufacturing processes, marketing and management of our businesses: metal coil coating; metal components; and engineered building systems. All business segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our business segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. See Note 4 — Acquisition. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The reporting segments follow the same accounting policies used for our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

22. BUSINESS SEGMENTS  – (continued)

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other (expense) income.

The following table represents summary financial data attributable to these business segments for the periods indicated (in thousands):

	2012	2011	2010
Total sales:
Metal coil coating	$210,227	$201,098	$181,874
Metal components	534,853	437,655	415,857
Engineered building systems	643,473	548,594	490,746
Intersegment sales	(234,543)	(227,770)	(217,951)
Total net sales	$1,154,010	$959,577	$870,526
External sales:
Metal coil coating	$81,106	$75,394	$65,240
Metal components	446,720	353,797	328,077
Engineered building systems	626,184	530,386	477,209
Total net sales	$1,154,010	$959,577	$870,526
Operating income (loss):
Metal coil coating	$22,322	$17,944	$16,166
Metal components	34,147	20,643	26,791
Engineered building systems	37,596	13,011	(18,438)
Corporate	(62,376)	(53,225)	(49,106)
Total operating income (loss)	$31,689	$(1,627)	$(24,587)
Unallocated other expense	(22,692)	(14,720)	(15,620)
Income (loss) before income taxes	$8,997	$(16,347)	$(40,207)
Depreciation and amortization:
Metal coil coating	$3,390	$4,647	$5,242
Metal components	11,887	8,986	9,130
Engineered building systems	12,694	13,161	13,701
Corporate	5,168	6,420	6,431
Total depreciation and amortization expense	$33,139	$33,214	$34,504

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

22. BUSINESS SEGMENTS  – (continued)

	2012	2011	2010
Capital expenditures:
Metal coil coating	$6,371	$1,431	$6,308
Metal components	16,123	13,017	3,830
Engineered building systems	1,802	2,847	1,328
Corporate	3,855	3,745	2,564
Total capital expenditures	$28,151	$21,040	$14,030
Property, plant and equipment, net:
Metal coil coating	$37,780	$34,771
Metal components	151,915	87,664
Engineered building systems	55,316	59,546
Corporate	23,864	26,533
Total property, plant and equipment, net	$268,875	$208,514
Total assets:
Metal coil coating	$60,169	$55,509
Metal components	381,028	175,906
Engineered building systems	214,227	206,232
Corporate	96,060	123,507
	$751,484	$561,154

23. CONTINGENCIES

As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s operations or financial position taken as a whole.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

24. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2012
Sales	$243,603	$250,231	$298,488	$361,688
Gross profit	$53,622	$58,002	$65,585	$78,809
Net income (loss)	$589	$1,321	$(3,267)	$6,270
Net income (loss) applicable to common shares(2)	$(10,039)	$(16,281)	$(52,070)	$6,270
Income (loss) per common share:(1)(4)
Basic	$(0.54)	$(0.86)	$(2.74)	$0.08
Diluted	$(0.54)	$(0.86)	$(2.74)	$0.08
FISCAL YEAR 2011
Sales	$190,086	$225,565	$262,138	$281,788
Gross profit	$33,545	$50,813	$56,883	$59,192
Net income (loss)	$(12,725)	$(3,229)	$2,593	$3,411
Net loss applicable to common shares(3)	$(20,741)	$(9,249)	$(13,077)	$(4,399)
Loss per common share:(1)
Basic	$(1.14)	$(0.51)	$(0.71)	$(0.24)
Diluted	$(1.14)	$(0.51)	$(0.71)	$(0.24)

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
(2)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $(4.0) million and $(7.9) million for the first and second quarters of fiscal 2012, respectively. In addition, included in net income (loss) applicable to common shares is the Convertible Preferred Stock amendment of $(48.8) million in the third quarter of fiscal 2012.
(3)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $1.8 million, $(0.2) million, $6.5 million and $1.4 million for the first, second, third and fourth quarters of fiscal 2011, respectively.
(4)	During the fourth quarter of fiscal 2012, a portion of the income was allocated to “participating securities.” These participating securities are treated as a separate class in computing earnings per share (see Note 8).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

24. QUARTERLY RESULTS (Unaudited)  – (continued)

The quarterly income (loss) before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2012
Asset (impairments) recoveries	$—	$—	$22	$(13)
Acquisition-related costs	(396)	(1,494)	(2,946)	(153)
Executive retirement	––	(508)	––	––
Debt extinguishment costs	––	––	(6,437)	—
Actuarial determined general liability self-insurance recovery	––	1,929	—	—
Total special charges in income (loss) before income taxes	$(396)	$(73)	$(9,361)	$(166)
FISCAL YEAR 2011
Restructuring charges	$—	$—	$575	$(283)
Asset (impairments) recoveries	—	—	93	(1,214)
Pre-acquisition contingency adjustments	(252)	—	—	—
Increase in actuarial determined general liability self-insurance reserve	(1,101)	(1,297)	—	—
Total special charges in income (loss) before income taxes	$(1,353)	$(1,297)	$668	$(1,497)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of October 28, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 64 and is incorporated herein by reference.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we completed the acquisition of Metl-Span, on June 22, 2012. Metl-Span represents approximately 25.1% of our total assets as of October 28, 2012 and 5.5% and 19.9% of revenues and net income, respectively, for the year then ended. The acquisition of Metl-Span had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of October 28, 2012 excluded an assessment of the internal control over financial reporting of Metl-Span.

We are now in the process of integrating Metl-Span’s operations including internal controls and processes. We are in the process of extending to Metl-Span our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Other than changes resulting from the Metl-Span acquisition discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 28, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our website at www.ncilp.com under the heading “Corporate Governance — NCI Guidelines.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Corporate Governance — NCI Guidelines” section of our Internet web site located at www.ncigroup.com. However, the information on our website is not incorporated by reference into this Form 10-K.

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 26, 2013 is incorporated by reference herein.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 26, 2013 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 26, 2013 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 26, 2013 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 26, 2013 is incorporated by reference herein.

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

Date: December 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Norman C. Chambers Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2012
/s/ Mark E. Johnson Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 21, 2012
/s/ Richard Allen Richard Allen	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 21, 2012
* Kathleen J. Affeldt	Director	December 21, 2012
* James G. Berges	Director	December 21, 2012
* Gary L. Forbes	Director	December 21, 2012
* John J. Holland	Director	December 21, 2012
* Lawrence J. Kremer	Director	December 21, 2012
* George Martinez	Director	December 21, 2012
* Nathan K. Sleeper	Director	December 21, 2012
* Jonathan L. Zrebiec	Director	December 21, 2012

*By: /s/ Norman C. Chambers Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)
2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)
2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)
2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)
2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)
2.10	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)
2.11	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)
2.12	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)
2.13	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)
3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)
3.4	Third Amended and Restated By-laws of NCI Building Systems, Inc., effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)
3.5	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)
3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)
3.7	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.8	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2	Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.3	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
4.4	Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)
4.5	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.6	Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.7	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.8	Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.9	Guarantee and Collateral Agreement, dated as of October 20, 2009 by the Company and certain of its subsidiaries in favor of Wachovia Bank, National Association as administrative agent and collateral agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.10	Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.11	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.12	Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
10.4	Form of Performance Share Award Agreement, effective as of July 30, 2012 (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated August 2, 2012 and incorporated by reference herein)
†10.5	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.6	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.7	2003 Long-Term Stock Incentive Plan, as amended and restated March 12, 2009 (filed as Annex C to NCI’s Proxy Statement for the Annual Meeting held March 12, 2009 and incorporated by reference herein)
†10.8	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10.9	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10.10	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.11	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.12	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)

†10.13	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
†10.14	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.15	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)
†10.16	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.17	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson (filed as Exhibit 10.16 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.18	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective December 1, 2009) (filed as Exhibit 4.5 to Form S-8 dated April 23, 2010 and incorporated by reference herein)
†10.19	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)
†10.20	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.21	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.22	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
10.23	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and incorporated by reference herein)
10.24	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 12, 2011 and incorporated by reference herein)
†10.25	Consulting Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.26	Form of First Amendment to the Restricted Stock Agreement by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.27	First Amendment to the Nonqualified Stock Option Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.3 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
10.28	Commitment Letter, dated as of May 2, 2012, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS Loan Finance LLC, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)
10.29	Amended and Restated Commitment Letter, dated as of May 16, 2012, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, UBS Loan Finance LLC, UBS Securities LLC, Royal Bank of Canada, RBC Capital Markets and Citigroup Global Markets Inc. (filed as Exhibit 10.6 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2012 and incorporated by reference herein)

10.30	Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements