Form 10-Q
period 2013-01-27
NCI BUILDING SYSTEMS INC
filed 2013-03-07
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 20,699,203 shares as of March 1, 2013

PART I— FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 27, 2013	October 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,827	$55,158
Restricted cash	1,376	1,375
Accounts receivable, net	108,953	133,475
Inventories, net	113,770	106,015
Deferred income taxes	25,941	21,926
Income tax receivable	964	549
Investments in debt and equity securities, at market	4,118	4,076
Prepaid expenses and other	17,189	16,864
Assets held for sale	2,397	2,397

Total current assets	300,535	341,835

Property, plant and equipment, net	266,812	268,875
Goodwill	76,856	76,746
Intangible assets, net	52,015	53,028
Other assets, net	10,505	11,000

Total assets	$706,723	$751,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,500	$2,500
Note payable	—	515
Accounts payable	84,208	113,177
Accrued compensation and benefits	37,571	43,066
Accrued interest	3,535	345
Other accrued expenses	55,620	60,455

Total current liabilities	183,434	220,058

Long-term debt, net	226,215	234,444
Deferred income taxes	36,579	35,565
Other long-term liabilities	12,013	11,995

Total long-term liabilities	274,807	282,004

Series B cumulative convertible participating preferred stock	619,950	619,950
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,691,829 and 20,357,183 shares issued at January 27, 2013 and October 28, 2012, respectively; 20,691,829 and 20,354,217 shares outstanding at January 27, 2013 and October 28, 2012, respectively	925	925
Additional paid-in capital	7,676	4,991
Accumulated deficit	(373,477)	(369,850)
Accumulated other comprehensive loss	(6,592)	(6,568)
Treasury stock, at cost (2,966 shares at October 28, 2012)	—	(26)

Total stockholders’ deficit	(371,468)	(370,528)

Total liabilities and stockholders’ deficit	$706,723	$751,484

See accompanying notes to consolidated financial statements.

 NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Sales	$297,584	$243,603
Cost of sales	236,715	189,981
Gross profit	60,869	53,622
Engineering, selling, general and administrative expenses	60,471	48,941
Acquisition-related costs	—	396
Income from operations	398	4,285
Interest income	30	28
Interest expense	(6,274)	(3,324)
Other income, net	394	26
Income (loss) before income taxes	(5,452)	1,015
Provision (benefit) from income taxes	(1,825)	426
Net income (loss)	$(3,627)	$589
Convertible preferred stock dividends and accretion	—	6,608
Convertible preferred stock beneficial conversion feature	—	4,020
Net loss applicable to common shares	$(3,627)	$(10,039)
Loss per common share:
Basic	$(0.19)	$(0.54)
Diluted	$(0.19)	$(0.54)
Weighted average number of common shares outstanding:
Basic	19,237	18,693
Diluted	19,237	18,693

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Comprehensive income (loss):
Net income (loss)	$(3,627)	$589
Other comprehensive loss, net of tax:
Foreign exchange translation loss and other (net of income tax of $0 in 2013 and 2012)	(24)	(5)
Loss in value of foreign currency derivative (net of income tax of $56 in 2012)	—	(89)
Other comprehensive loss	(24)	(94)
Comprehensive income (loss)	$(3,651)	$495

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Deficit
Balance, October 28, 2012	20,357,183	$925	$4,991	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)

Treasury stock purchases	—	—	(17)	—	—	(167,521)	(2,329)	(2,346)

Retirement of treasury shares	(170,487)	—	(2,355)	—	—	170,487	2,355	—

Issuance of restricted stock	428,991	—	—	—	—	—	—	—

Shares issued for stock options	76,142	—	674	—	—	—	—	674

Tax adjustments for equity-based awards	—	—	941	—	—	—	—	941

Foreign exchange translation gain (loss) and other	—	—	—	—	(24)	—	—	(24)

Share-based compensation	—	—	3,442	—	—	—	—	3,442

Net loss	—	—	—	(3,627)	—	—	—	(3,627)

Balance, January 27, 2013	20,691,829	$925	$7,676	$(373,477)	$(6,592)	—	$—	$(371,468)

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Cash flows from operating activities:
Net income (loss)	$(3,627)	$589
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,206	7,371
Share-based compensation expense	3,442	1,972
Loss on sale of property, plant and equipment	—	2
Provision for doubtful accounts	1,305	(6)
Provision (benefit) from deferred income taxes	(1,990)	292
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23,217	15,204
Inventories	(7,755)	(13,524)
Income tax receivable	(415)	174
Prepaid expenses and other	(615)	591
Accounts payable	(28,969)	(8,836)
Accrued expenses	(7,181)	(7,987)
Other, net	(790)	(47)

Net cash used in operating activities	(13,172)	(4,205)

Cash flows from investing activities:
Capital expenditures	(6,071)	(5,770)
Proceeds from sale of property, plant and equipment	—	25

Net cash used in investing activities	(6,071)	(5,745)

Cash flows from financing activities:
Proceeds from stock options exercised	674	—
Increase in restricted cash	(1)	(1)
Proceeds from Amended ABL Facility	5,001	—
Payments on Amended ABL Facility	(5,000)	—
Payments on term loan	(8,750)	(500)
Payments on note payable	(515)	(292)
Payment of financing costs	(68)	(25)
Excess tax benefits from share-based compensation arrangements	941	—
Purchase of treasury stock	(2,346)	(1,503)

Net cash used in financing activities	(10,064)	(2,321)

Effect of exchange rate changes on cash and cash equivalents	(24)	(5)
Net decrease in cash and cash equivalents	(29,331)	(12,276)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$25,827	$66,706

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 27, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal, recurring nature. Operating results for the fiscal three month period ended January 27, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2013. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

We use a four-four-five week calendar each quarter with our year end being on the Sunday closest to October 31. The year end for fiscal 2013 is November 3, 2013.

Certain reclassifications of acquisition-related costs have been made to prior period amounts to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2012 filed with the Securities and Exchange Commission (the “SEC”) on December 24, 2012.

NOTE 2 — ACQUISITION

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”), which includes $4.7 million of cash acquired. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. For the period from October 29, 2012 to January 27, 2013, Metl-Span contributed revenue and operating income of $46.1 million and $3.0 million, respectively. Metl-Span assets acquired through the Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. The Acquisition resulted in goodwill of $71.7 million as it has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products. During the three months ended January 29, 2012, we recognized $0.4 million in acquisition-related costs.

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the fiscal three months ended January 29, 2012 in the table below was prepared based on financial information for Metl-Span for the calendar months of October through December. The unaudited pro forma financial information for the fiscal three months ended January 27, 2013 and January 29, 2012 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

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

	Unaudited Pro Forma Fiscal Three Months Ended
(In thousands, except per share amounts)	January 27, 2013	January 29, 2012

Sales	$297,584	$288,964
Net income (loss)	$398	$(528)
Net loss applicable to common shares	$(3,627)	$(11,156)

Earnings per share:
Basic	$(0.19)	$(0.60)
Diluted	$(0.19)	$(0.60)

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

(In thousands)	June 22, 2012
Current assets	$35,233
Current deferred income taxes	2,182
Property, plant and equipment	57,572
Intangible assets	32,760
Assets acquired	$127,747
Current liabilities	$24,924
Deferred income taxes	27,404
Lease liability	1,392
Liabilities assumed	$53,720
Fair value of net assets acquired	$74,027
Total consideration paid	145,682
Goodwill	$71,655

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

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $71.7 million was recorded in our metal components segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

NOTE 3 —ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) which amends its guidance on the presentation of comprehensive income to increase the prominence of items reported in other comprehensive income. The new guidance requires that all components of comprehensive income in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”) which indefinitely deferred the guidance related to the presentation on the face of the financial statements of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. These amendments are to be applied retrospectively. We adopted ASU 2011-05 and ASU 2011-12 in our first quarter of fiscal 2013. The adoption of ASU 2011-05 and ASU 2011-12 did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance is effective for our first quarter in fiscal 2014 and is only expected to impact the presentation of our consolidated financial statements and related notes.

NOTE 4 — RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a bank account securing our agent bank. As of January 27, 2013, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our Amended ABL Facility. See Note 9 — Long-Term Debt to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. As of October 28, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our Amended ABL Facility. Restricted cash as of both January 27, 2013 and October 28, 2012 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. The letters of credit will be renewed upon expiration.

NOTE 5 — INVENTORIES

The components of inventory are as follows (in thousands):

	January 27, 2013	October 28, 2012
Raw materials	$82,825	$77,459
Work in process and finished goods	30,945	28,556
	$113,770	$106,015

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of January 27, 2013 and January 29, 2012, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

Our PSUs vest pro rata if an executive’s employment terminates prior to a three-year performance period ending on June 30, 2015 due to death, disability, or termination by NCI without cause or by the executive with good reason. If the executive’s employment terminates for any other reason prior to the end of the performance period, all PSUs are forfeited. If a change in control of NCI occurs prior to the end of the performance period, the performance period will immediately end at the time of the change in control and an executive will earn a percentage of the target number of PSUs based on the total shareholder return achieved determined by reference to the value of NCI common stock at the time of the change in control.

During the three month periods ended January 27, 2013 and January 29, 2012, we granted 2,101 and 92,832 stock options, respectively, and the grant-date fair value of options granted during the three month periods ended January 27, 2013 and January 29, 2012 was $7.22 and $5.12, respectively. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the three months ended January 27, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the three months ended January 27, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended January 27, 2013 and January 29, 2012, we granted restricted stock awards with a fair value of $6.3 million or 442,198 shares and $6.8 million or 663,929 shares, respectively.

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

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Numerator for Basic and Diluted Loss Per Common Share

Net loss allocated to common shares (1)	$(3,627)	$(10,039)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	19,237	18,693

Basic and Diluted loss per common share	$(0.19)	$(0.54)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards and Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Preferred Shares from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three month periods ended January 27, 2013 and January 29, 2012 as the unvested restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock and Preferred Shares. As of both January 27, 2013 and October 28, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock.

For both the three month periods ended January 27, 2013 and January 29, 2012, all options, unvested restricted shares and PSUs were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 8 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred warranty revenue, which is included in other accrued expenses in our Consolidated Balance Sheets. We recognize deferred warranty revenue over the warranty coverage period in a manner that matches our estimated expenses relating to the warranty. In addition, on June 22, 2012, we completed the acquisition of Metl-Span which offers weathertightness warranties on its wall and roof panels. We maintain an accrued warranty at Metl-Span in which the balance was $3.7 million at both January 27, 2013 and October 28, 2012. Weathertightness warranties are offered in various configurations for terms from five to 20 years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which related to installation, are met. Additionally, we maintain an accrued warranty at our Robertson-Ceco II Corporation (“RCC”) subsidiary in which the balance was $3.0 million at both January 27, 2013 and October 28, 2012. RCC’s accrued warranty programs have similar terms and characteristics to our other warranty programs although these warranties are not amortized in the same manner as our other warranty programs.

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Beginning balance	$23,236	$17,941
Warranties sold	646	631
Revenue recognized	(490)	(431)

Ending balance	$23,392	$18,141

NOTE 9 — LONG-TERM DEBT

Debt is comprised of the following (in thousands):

	January 27, 2013	October 28, 2012
Credit Agreement, due May 2018 (variable interest, at 8.0% on January 27, 2013 and October 28, 2012)	$240,000	$248,750
Unamortized discount, net	(11,285)	(11,806)
Current portion of long-term debt	(2,500)	(2,500)

Total long-term debt, less current portion	$226,215	$234,444

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

The term loan under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. The note discount will be amortized over the life of the loan through May 2, 2018 using the effective interest method.

The term loan under the Credit Agreement will be prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement will be subject to a prepayment premium equal to 2% of the principal amount of the term loan so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loan so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

Subject to certain exceptions, the term loan under the Credit Agreement will be subject to mandatory prepayment in an amount equal to:

• the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

• 75% of annual excess cash flow (as defined in the Credit Agreement) for any fiscal year ending on or after November 3, 2013, subject to reduction to 50%, 25% or 0% if specified leverage ratio targets are met.

At the Company’s election, the interest rates applicable to the term loan under the Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London Interbank Offered Rate, or “LIBOR,” or (2) an alternate base rate, in each case, plus a borrowing margin. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of January 27, 2013 and October 28, 2012 was 2.46:1.00 and 2.23:1.00, respectively.

During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

ABL Facility

On May 2, 2012, we entered into the Amended ABL Facility to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the ABL Facility Amendment, in our third quarter of fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 27, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $97.7 million and $111.1 million, respectively. Under the Amended ABL Facility, there were no amounts of borrowings outstanding as of January 27, 2013 and October 28, 2012. In addition, at both January 27, 2013 and October 28, 2012, standby letters of credit totaling approximately $8.5 million were outstanding but undrawn under the Amended ABL Facility related to certain insurance policies.

The Amended ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15 million of minimum borrowing capacity. The minimum level of borrowing capacity as of both January 27, 2013 and October 28, 2012 was $15.0 million. Although our Amended ABL Facility did not require any financial covenant compliance, at January 27, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.07:1.00 and 4.09:1.00, respectively.

Loans under the Amended ABL Facility bear interest, at our option, as follows:

(1) Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2) LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility.

At both January 27, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At January 27, 2013 and October 28, 2012, the unamortized balance in deferred financing costs was $10.5 million and $11.0 million, respectively.

NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At January 27, 2013 and October 28, 2012, the CD&R Funds own 72.3% and 72.7%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

Under the terms of the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”), we were contractually obligated to pay quarterly dividends to the holders of the Preferred Shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the Preferred Shares. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). However, this does not preclude the payment of contingent default dividends, if applicable.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the CD&R Funds to receive approximately 54.1 million shares of common stock, representing 72.3% of the voting power and common stock of the Company on an as-converted basis as of January 27, 2013.

The dividend rate will increase from 0% to 6% per annum during certain defaults specified in the Certificate of Designations involving the Company’s failure to have a number of authorized and unissued shares of Common Stock reserved and available sufficient for the conversion of all outstanding Preferred Shares. The Company currently has sufficient authorized, unissued and reserved shares of Common Stock to effect the conversion.

On March 15, 2012, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,924.762 shares of Convertible Preferred Stock for the period from December 16, 2011 to March 15, 2012. On December 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,833.491 shares of Convertible Preferred Stock for the period from September 16, 2010 to December 15, 2011.

Accounting for Convertible Preferred Stock

In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, we classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of our Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains certain milestone redemption rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both January 27, 2013 and October 28, 2012, the fair value carrying amount of the embedded derivative was immaterial.

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

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At both January 27, 2013 and October 28, 2012, all of the potentially 54.1 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $106.7 million in the Consolidated Balance Sheet. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations. As of both January 27, 2013 and October 28, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

During the three months ended January 29, 2012, the Company recorded accretion and accrued dividends of $0.7 million and $5.9 million, respectively. In the first quarter of fiscal 2012, we recorded a net $4.0 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at January 27, 2013 and October 28, 2012 are as follows (in thousands):

	January 27, 2013	October 28, 2012
Liquidation preference	$339,293	$339,293
Accrued dividends	5,775	5,775

Aggregate liquidation preference	$345,068	$345,068

At both January 27, 2013 and October 28, 2012, we had 339,293 Preferred Shares outstanding.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of January 27, 2013 and October 28, 2012 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	January 27, 2013		October 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement (1)	$228,715	$241,200	$236,944	$248,750

(1) Carrying amount of Credit Agreement includes an unamortized discount of $11.3 million and $11.8 million at January 27, 2013 and October 28, 2012, respectively.

The fair value of the Credit Agreement was based on recent trading activities of comparable market instruments which are level 2 inputs.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at January 27, 2013 and October 28, 2012.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of January 27, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$273	$—	$—	$273
Mutual funds — Growth	638	—	—	638
Mutual funds — Blend	1,992	—	—	1,992
Mutual funds — Foreign blend	646	—	—	646
Mutual funds — Fixed income	—	569	—	569

Total short-term investments in deferred compensation plan	3,549	569	—	4,118

Total assets	$3,549	$569	$—	$4,118

Liabilities:
Deferred compensation plan liability	$—	$(4,615)	$—	$(4,615)

Total liabilities	$—	$(4,615)	$—	$(4,615)

(1)	Unrealized holding gains (losses) for the three months ended January 27, 2013 was $0.2 million and for the three months ended January 29, 2012 was insignificant. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of January 27, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale (1)	$—	$—	$2,397	$2,397

Total assets	$—	$—	$2,397	$2,397

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 28, 2012, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$320	$—	$—	$320
Mutual funds — Growth	594	—	—	594
Mutual funds — Blend	1,918	—	—	1,918
Mutual funds — Foreign blend	669	—	—	669
Mutual funds — Fixed income	—	575	—	575

Total short-term investments in deferred compensation plan	$3,501	$575	$—	$4,076

Total assets	$3,501	$575	$—	$4,076

Liabilities:
Deferred compensation plan liability	$—	$(4,146)	$—	$(4,146)

Total liabilities	$—	$(4,146)	$—	$(4,146)

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

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Acquisition. See Note 2 — Acquisition for more information on our acquisition of Metl-Span. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or Level 3 fair value measurements (goodwill and intangible assets). On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which does not preclude the payment of contingent default dividends. To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. See Note 10 — Series B Cumulative Convertible Participating Stock for more information on the Convertible Preferred Stock. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock was determined using a binomial lattice model and is a level 3 in the fair value hierarchy.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.7	4.4
Domestic production activities deduction	(2.5)	—
Canada valuation allowance	(3.3)	—
Non-deductible expenses	1.3	1.8
Other	(0.7)	0.8

Effective tax rate	33.5%	42.0%

The total amount of unrecognized tax benefit at both January 29, 2013 and October 28, 2012 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 13 — BUSINESS SEGMENTS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. See Note 2 – Acquisition. The engineered building systems segment includes the manufacturing of main frames, Long Bay ® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Total sales:
Metal coil coating	$49,271	$49,083
Metal components	153,904	105,752
Engineered building systems	147,566	140,298
Intersegment sales	(53,157)	(51,530)

Total sales	$297,584	$243,603

External sales:
Metal coil coating	$19,221	$20,238
Metal components	136,528	87,296
Engineered building systems	141,835	136,069

Total sales	$297,584	$243,603

Operating income (loss):
Metal coil coating	$5,542	$5,302
Metal components	6,072	5,541
Engineered building systems	4,041	7,596
Corporate	(15,257)	(14,154)

Total operating income (loss)	$398	$4,285
Unallocated other expense	(5,850)	(3,270)

Income (loss) before income taxes	$(5,452)	$1,015

	January 27, 2013	October 28, 2012
Total assets:
Metal coil coating	$66,133	$60,169
Metal components	372,552	381,028
Engineered building systems	202,068	214,227
Corporate	65,970	96,060

Total assets	$706,723	$751,484

NOTE 14 — CONTINGENCIES

As a manufacturer of products primarily for use in nonresidential building construction, we are inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, we and/or our subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. We insure against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is our policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	the substantial rights, seniority and dilutive effect on our common stockholders of the Convertible Preferred Stock issued to the investment funds affiliated with Clayton, Dubilier & Rice, LLC (the “CD&R Funds”);
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations;
•	our ability to integrate Metl-Span LLC with our business and to realize the anticipated benefits of such acquisition (the “Acquisition”);
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K as filed with the SEC.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.

OVERVIEW

NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We provide metal coil coating services and design, engineer, manufacture and market metal components and engineered building systems primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications.

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

First Fiscal Quarter

Our strongest performing segment during the first quarter of fiscal 2013 was the metal components segment. This segment produced a 56% increase in third-party revenues driven by the acquisition of Metl-Span and modest organic growth. Operating income increased 10% in the first quarter of fiscal 2013 compared to the same period in the prior year as higher margin insulated metal products offset some integration costs, the impact of pricing pressure in the core commercial and industrial components business, and higher operating expenses to support growth in the second half of fiscal 2013.

The metal coil coating segment reported a 4% increase in operating income in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 on flat sales, as higher internal revenue enabled manufacturing efficiencies which were partially offset by new plant start-up costs and the impact of weather-related shipment delays. In January 2013, the new metal coil coating plant in Middletown, Ohio was officially opened and is expected to benefit all three of our business segments and provide the Company with both additional capacity and broader geographic reach. The new facility is expected to increase the metal coil coating segment’s revenues progressively in fiscal 2013, and be incremental to profits in the fourth quarter of this fiscal year.

The engineered building systems segment’s third-party revenues increased 4% in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. However, operating profit declined to $4.0 million in the first quarter of fiscal 2013 from $7.6 million in the same period in the prior year due to the combination of less favorable project mix and higher labor costs incurred in anticipation of higher volumes in the seasonally stronger second half of the fiscal year.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales normally are lower in the first half of each fiscal year compared to the second half because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and is in a period of historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products, adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. The lack of credit also adversely affects nonresidential construction, which is the focus of our business. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:

 Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in January 2013, indicates an expected increase of 8% in square footage and an increase of 6% in dollar value as compared to the prior calendar year. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 15% in square footage and an increase of 13% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for January 2013 was above 50 at 54.2 and the commercial and industrial component of the index was at 52.0 for January 2013.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal three months ended January 27, 2013, steel represented approximately 70% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 3.0% from October 2012 to January 2013 and was 11.2% lower in January 2013 compared to January 2012.

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 3. Quantitative and Qualitative Disclosures About Market Risk—Steel Prices.”

RESULTS OF OPERATIONS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of all operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long Bay ® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the business segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other (expense) income. See Note 13 — Business Segments to the consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Total sales:
Metal coil coating	$49,271	$49,083
Metal components	153,904	105,752
Engineered building systems	147,566	140,298
Intersegment sales	(53,157)	(51,530)

Total sales	$297,584	$243,603

External sales:
Metal coil coating	$19,221	$20,238
Metal components	136,528	87,296
Engineered building systems	141,835	136,069

Total sales	$297,584	$243,603

Operating income (loss):
Metal coil coating	$5,542	$5,302
Metal components	6,072	5,541
Engineered building systems	4,041	7,596
Corporate	(15,257)	(14,154)

Total operating income (loss)	$398	$4,285
Unallocated other expense	(5,850)	(3,270)

Income (loss) before income taxes	$(5,452)	$1,015

FISCAL THREE MONTHS ENDED JANUARY 27, 2013 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 29, 2012

Consolidated sales increased by 22.2%, or $54.0 million for the three months ended January 27, 2013, compared to the three months ended January 29, 2012. This increase resulted from higher tonnage volumes in our metal components and engineered building systems segments for the three months ended January 27, 2013 compared to the same period in 2012 which was driven by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by weather-related shipment delays and lower sales prices related to lower input costs in the current period.

Consolidated cost of sales increased by 24.6%, or $46.7 million for the three months ended January 27, 2013, compared to the three months ended January 29, 2012. Gross margins were 20.5% for the three months ended January 27, 2013 compared to 22.0% for the same period in the prior year. The decrease in gross margins was the result of a less favorable product mix in our engineered metal buildings segment, which included a large portion of lower-margin structural products, the additional costs associated with the ramp-up of the new Middletown facility, integration cost for our Metl-Span acquisition, and our decision to retain and train skilled manufacturing workers in order to capture additional efficiencies in the seasonally stronger second half of our fiscal year. The decrease was partially offset by higher tonnage volumes in our metal components and engineered building systems segments which increased our operating leverage for the three months ended January 27, 2013 compared to the same period in 2012 as noted above.

Metal coil coating sales increased by 0.4%, or $0.2 million to $49.3 million in the three months ended January 27, 2013, compared to $49.1 million in the same period in the prior year. Sales to third parties for the three months ended January 27, 2013 decreased by 5.0% to $19.2 million from $20.2 million in the same period in the prior year, primarily as a result of a 4.0% decrease in external tons shipped as a result of our decision to curtail certain lower margin products. The remaining $1.2 million represents an increase in intersegment sales for the three months ended January 27, 2013 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 6.5% of total consolidated third-party sales in the three months ended January 27, 2013 compared to 8.3% in the three months ended January 29, 2012.

Operating income of the metal coil coating segment increased to $5.5 million in the three months ended January 27, 2013, compared to $5.3 million in the same period in the prior year. The $0.2 million increase resulted primarily from a $0.6 million increase in gross profit due to higher leverage on increased intersegment volume, partially offset by startup manufacturing costs in Ohio. This increase in operating income was partially offset by a $0.4 million increase in selling and administrative expenses related to a $0.5 million one-time insurance recovery in the same period in the prior year.

Metal components sales increased 45.5%, or $48.2 million to $153.9 million in the three months ended January 27, 2013, compared to $105.8 million in the same period in the prior year. This increase was primarily due to a 39.6% increase in external tons shipped, partially offset by a 10.9% reduction in internal volume and lower sales prices driven by lower input costs. The volume increase was driven by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve in the three months ended January 27, 2013. Metl-Span was acquired on June 22, 2012 and contributed $46.1 million of sales in the first quarter of fiscal 2013. Sales to third parties for the three months ended January 27, 2013 increased $49.2 million to $136.5 million from $87.3 million in the same period in the prior year. The remaining $1.1 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 45.9% of total consolidated third-party sales in the three months ended January 27, 2013 compared to 35.8% in the three months ended January 29, 2012.

Operating income of the metal components segment increased to $6.1 million in the three months ended January 27, 2013, compared to $5.6 million in the same period in the prior year. The $0.5 million increase resulted from an increase in external tons shipped as noted above and the inclusion of Metl-Span which contributed $3.0 million of operating income during the first quarter of fiscal 2013. These increases were partially offset by a $7.6 million increase in selling and administrative expenses related to $6.1 million in Metl-Span operating expenses as a result of the inclusion of Metl-Span in the current period, $1.0 million of integration related costs related to an insulated panel plant conversion, $0.5 million in wages and commissions and $0.5 million in bad debt expense.

Engineered building systems sales increased 5.2%, or $7.3 million to $147.6 million in the three months ended January 27, 2013, compared to $140.3 million in the same period in the prior year. This increase resulted from a 8.9% increase in external tons shipped. These results were driven by improved demand in the end use sectors we serve in the three months ended January 27, 2013. This increase was partially offset by lower sales prices due to a less favorable product mix shipped and lower input costs in the three months ended January 27, 2013 compared to the same period in the prior year. Sales to third parties for the three months ended January 27, 2013 increased $5.7 million to $141.8 million from $136.1 million in the same period in the prior year. The remaining $1.5 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 47.7% of total consolidated third-party sales in the three months ended January 27, 2013 compared to 55.9% in the three months ended January 29, 2012.

Operating income of the engineered building systems segment decreased to income of $4.0 million in the three months ended January 27, 2013 compared to income of $7.6 million in the same period in the prior year. This $3.6 million decline resulted from a $1.5 million decrease in gross profit due to a less favorable product mix, increased labor costs incurred in anticipation of higher volumes in the seasonally stronger second half of our fiscal year, and a $2.1 million increase in engineering, selling and administrative expenses primarily due to a $1.5 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and $0.8 million in bad debt expense.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $60.5 million in the three months ended January 27, 2013, compared to $48.9 million in the same period in the prior year. The $11.7 million increase in engineering, selling and administrative expenses was primarily due to a $6.1 million increase in operating expenses as a result of the Acquisition, a $2.8 million increase in wages, commissions and benefit costs which was mainly the result of higher volume, a $1.3 million increase in share-based compensation expense and a $1.3 million increase in bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 20.3% for the three months ended January 27, 2013 as compared to 20.1% for the three months ended January 29, 2012.

Consolidated interest expense increased to $6.3 million for the three months ended January 27, 2013, compared to $3.3 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012.

Consolidated provision (benefit) for income taxes was a $1.8 million benefit for the three months ended January 27, 2013, compared to a $0.4 million provision for the same period in the prior year. The effective tax rate for the three months ended January 27, 2013 was 33.5% compared to 42.0% for the same period in the prior year. The decrease in the effective tax rate for the three months ended January 27, 2013 compared to the same period in the prior year was the result of the utilization during this fiscal year of certain Canadian net operating loss carry forwards which have been previously reserved and the availability of the domestic production activities deduction which was not available to us in the prior year.

Consolidated Convertible Preferred Stock dividends and accretion was $6.6 million for the three months ended January 29, 2012. There was no amount recorded for the three months ended January 27, 2013. The $6.6 million related primarily to our paying accrued dividends on our Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”), which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We do not expect to pay dividends on the Preferred Shares in future periods as a result of amending the terms of our Convertible Preferred Stock. See “—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $4.0 million for the three months ended January 29, 2012. There was no amount recorded for the three months ended January 27, 2013. The $4.0 million related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The decrease was the result of  an Amendment Agreement with the CD&R Funds, the holders of our Convertible Preferred Stock on May 8, 2012 to eliminate our quarterly dividend obligation on the Preferred Shares. See “—Convertible Preferred Stock.”

Diluted loss per common share declined to a loss of $(0.19) per diluted common share for the three months ended January 27, 2013, compared to a loss of $(0.54) per diluted common share for the same period in the prior year. The decline in the diluted loss per common share was primarily due to the $6.4 million decline in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At January 27, 2013, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented. These participating securities will be allocated earnings when applicable.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $55.2 million to $25.8 million during the three months ended January 27, 2013. The following table summarizes our consolidated cash flows for the three months then ended January 27, 2013 and January 29, 2012 (dollars in thousands):

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012

Net cash used in operating activities	(13,172)	(4,205)
Net cash used in investing activities	(6,071)	(5,745)
Net cash used in financing activities	(10,064)	(2,321)
Effect of exchange rate changes on cash and cash equivalents	(24)	(5)
Net decrease in cash and cash equivalents	(29,331)	(12,276)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$25,827	$66,706

Operating Activities

Our business is both seasonal and cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic conditions. We rely on cash and short-term borrowings to meet cyclical and seasonal increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.

Net cash used in operating activities was $13.2 million during the three months ended January 27, 2013 compared to $4.2 million in the comparable period of fiscal 2012. This difference was largely driven by changes in working capital over the comparable period of the prior year.

The primary driver for our increased use of cash for working capital needs was a $20.1 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments during the current quarter were significantly higher due to the fact that the fourth quarter of the prior year had shown significant year-over-year revenue growth requiring an increase in raw material used. A significant portion of that year-over-year growth was driven by the acquisition of Metl-Span on June 22, 2012. In addition, our days payable outstanding (“DPO”) as of January 27, 2013 decreased to 32 days from 36 days in the prior year. Beyond the seasonally higher payments, we increased the speed with which we paid our suppliers during the current period to take advantage of discounts offered, which increased the amount of cash used for accounts payable as compared to the prior year period.

Cash generated from accounts receivable was $8.0 million higher in the current three month period than the comparable period of the prior year. This increase was also driven by the significant year-over-year revenue growth in the fourth fiscal quarter of 2012. This growth was offset by an increase in days sales outstanding (“DSO”) to 38 days at January 27, 2013 from 32 days in the prior year. The increase in days outstanding is partially due to the inclusion of Metl-Span in the current period, which has historically had a slower customer payment cycle. In addition, we experienced slower customer payments as our customers are beginning to experience growth in their businesses after several years of decline, putting additional pressure on the customers’ working capital needs and timeliness of payments. The slower customer payments have resulted in additional provision for doubtful accounts accordingly.

Cash used during the period to invest in inventory was $7.8 million for the three months ended January 27, 2013 which was lower than the $13.5 million invested in the comparable period of the prior year. The reduction was driven by a decrease in our days inventory on-hand (“DIO”), as our DIO was 43 days at January 27, 2013 as compared to 46 days in the comparable period last year.

Investing Activities

Investing activities of $6.1 million during the three months ended January 27, 2013 were similar to the $5.8 million in the comparable period of the prior year and relate predominantly to capital expenditures.

Financing Activities

Cash used in financing activities increased to $10.1 million from $2.3 million in the comparable prior year period. This increase results primarily from the $8.8 million payments made to reduce our outstanding term loan during the three months ended January 27, 2013.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis. As of both January 27, 2013 and October 28, 2012, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

At both January 27, 2013 and October 28, 2012, we had 339,293 Preferred Shares outstanding. In addition, at both January 27, 2013 and October 28, 2012, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million. As of both January 27, 2013 and October 28, 2012, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million.

Under the terms of the Certificate of Designations, we were contractually obligated to pay quarterly dividends to the holders of the convertible preferred shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our convertible preferred shares, to eliminate our quarterly dividend obligation on the Preferred Shares. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). However, this does not preclude the payment of contingent default dividends, if applicable. On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly dividend obligation on the Preferred Shares.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the CD&R Funds to receive approximately 54.1 million shares of common stock, representing 72.3% of the voting power and common stock of the Company on an as-converted basis as of January 27, 2013.

The Amendment Agreement with the CD&R Funds has been approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

On March 15, 2012, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,924.762 shares of Convertible Preferred Stock for the period from December 16, 2011 to March 15, 2012. On December 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,833.491 shares of Convertible Preferred Stock for the period from September 16, 2010 to December 15, 2011.

During the three months ended January 29, 2012, the Company recorded accretion and accrued dividends of $0.7 million and $5.9 million, respectively. In the first quarter of fiscal 2012, we recorded a net $4.0 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock.

See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

Debt

We have a Credit Agreement, (the “Credit Agreement”) which includes an initial $250 million term loan. The term loan under the Credit Agreement will mature on May 2, 2018 and, prior to that date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At January 27, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $240.0 million and $248.8 million, respectively.

In addition to our Credit Agreement we have an Amended Asset-Based Lending Facility (the “Amended ABL Facility”) which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. At January 27, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $97.7 million and $111.1 million, respectively. There were no amounts outstanding under the Amended ABL Facility at both January 27, 2013 and October 28, 2012. In addition, at both January 27, 2013 and October 28, 2012, letters of credit totaling approximately $8.5 million were outstanding but undrawn under the Amended ABL Facility.

Credit Agreement. On June 22, 2012, in connection with the Acquisition, the Company entered into the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. At January 27, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $240.0 million and $248.8 million, respectively.

The term loan under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. The note discount will be amortized over the life of the loan through May 2, 2018 using the effective interest method.

The term loan under the Credit Agreement will be prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement will be subject to a prepayment premium equal to 2% of the principal amount of the term loan so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loan so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

Subject to certain exceptions, the term loan under the Credit Agreement will be subject to mandatory prepayment in an amount equal to:

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

At the Company’s election, the interest rates applicable to the term loan under the Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London Interbank Offered Rate, or “LIBOR,” or (2) an alternate base rate, in each case, plus a borrowing margin. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

In addition, under the Credit Agreement the Company will be subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of January 27, 2013 and October 28, 2012 was 2.46:1.00 and 2.23:1.00, respectively.

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

In connection with the execution of the Credit Agreement the Company, certain of the Company’s subsidiaries, Wells Fargo Capital Finance, LLC, as administrative agent (the “ABL Agent”) under the Company’s Amended ABL Facility, and the Term Agent entered into an amendment (the “Intercreditor Agreement Amendment”) to the Company’s existing Intercreditor Agreement, dated as of October 20, 2009, providing for, among other things, the obligations under the Credit Agreement to become subject to the provisions of the Intercreditor Agreement. In addition, in connection with the Acquisition, Metl-Span became a borrower under the ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing Guaranty Agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the ABL Facility.

ABL Facility. On May 2, 2012, we entered into the Amended ABL Facility to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 27, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $97.7 million and $111.1 million, respectively. Under the Amended ABL Facility, there were no amounts of borrowings outstanding at both January 27, 2013 and October 28, 2012. In addition, at both January 27, 2013 and October 28, 2012, letters of credit totaling approximately $8.5 million were outstanding but undrawn under the Amended ABL Facility.

An unused commitment fee is paid monthly on the Amended ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the Amended ABL Facility also apply.

The obligations of the borrowers under the Amended ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the Amended ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent.

The obligations under the Amended ABL Facility, and the guarantees thereof, are secured by a first priority lien on our accounts receivable, inventory, certain deposit accounts, associated intangibles and certain other specified assets of the Company and a second priority lien on the assets securing the term loan under the Credit Agreement on a first-lien basis, in each case subject to certain exceptions.

The Amended ABL Facility contains a number of covenants that, among other things, limit or restrict our ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of our business and engage in certain transactions with affiliates.

Under the Amended ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s, the borrowers’ and the other guarantors’ concentration accounts to the repayment of the loans outstanding under the Amended ABL Facility, subject to the Intercreditor Agreement and certain specified exceptions. In addition, during such Dominion Event, we are required to make mandatory payments on our Amended ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Amended ABL Facility.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain at least $15.0 million of borrowing capacity. Although our Amended ABL Facility did not require any financial covenant compliance, at January 27, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.07:1:00 and 4.09:1:00, respectively.

Loans under the Amended ABL Facility bear interest, at our option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility.

At both January 27, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn Amended ABL Facility with $97.7 million available at January 27, 2013 and $25.8 million of unrestricted cash at January 27, 2013. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $21 million and $24 million for the remainder of fiscal 2013 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended January 27, 2013 under the stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Acquisition of Metl-Span LLC

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. Metl-Span assets acquired through the Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels.

See Note 2 — Acquisition to the consolidated financial statements for more information on the Acquisition.

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted diluted earnings (loss) per common share and adjusted EBITDA. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and business segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Credit Agreement and Amended ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended January 27, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,542	$6,072	$4,041	$(15,257)	$398
Acquisition-related costs	—	—	—	—	—
“Adjusted” operating income (loss)	$5,542	$6,072	$4,041	$(15,257)	$398

	For the Three Months Ended January 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,302	$5,541	$7,596	$(14,154)	$4,285
Acquisition-related costs	—	—	—	396	396
“Adjusted” operating income (loss)	$5,302	$5,541	$7,596	$(13,758)	$4,681

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	2 nd Quarter April 29, 2012	3 rd Quarter July 29, 2012	4 th Quarter October 28, 2012	1 st Quarter January 27, 2013	Trailing 12 Months January 27, 2013
Net income (loss)	$1,321	$(3,267)	$6,270	$(3,627)	$697
Add:
Depreciation and amortization	5,841	7,248	10,355	9,122	32,566
Consolidated interest expense, net	3,034	4,159	6,226	6,244	19,663
Provision (benefit) for income taxes	942	(663)	3,379	(1,825)	1,833
Acquisition-related costs	1,494	2,946	153	—	4,593
Transaction costs	—	6,437	—	—	6,437
Executive retirement	508	—	—	—	508
Non-cash charges:
Stock-based compensation	2,119	2,090	3,116	3,442	10,767
Asset impairments (recoveries)	—	(22)	13	—	(9)
Embedded derivative	(6)	(5)	(5)	(5)	(21)
Adjusted EBITDA	$15,253	$18,923	$29,507	$13,351	$77,034

	2 nd Quarter May 1, 2011	3 rd Quarter July 31, 2011	4 th Quarter October 30, 2011	1 st Quarter January 29, 2012	Trailing 12 Months January 29, 2012
Net income (loss)	$(3,229)	$2,593	$3,411	$589	$3,364
Add:
Depreciation and amortization	7,187	7,187	6,753	6,158	27,285
Consolidated interest expense, net	3,870	3,864	3,685	3,296	14,715
Provision (benefit) for income taxes	(1,786)	—	398	426	(962)
Acquisition-related costs	—	—	—	396	396
Cash restructuring charges (recovery)	—	(575)	283	—	(292)
Non-cash charges:
Stock-based compensation	1,671	1,776	1,776	1,972	7,195
Asset impairments (recoveries)	—	(93)	1,214	—	1,121
Embedded derivative	(6)	(6)	(6)	(5)	(23)
Adjusted EBITDA	$7,707	$14,746	$17,514	$12,832	$52,799

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Net loss per diluted common share, GAAP basis	$(0.19)	$(0.54)
Convertible preferred stock beneficial conversion feature	—	0.22
Acquisition-related costs, net of taxes	—	0.01
“Adjusted” diluted loss per common share	$(0.19)	$(0.31)

	Fiscal Three Months Ended
	January 27, 2013	January 29, 2012
Net loss applicable to common shares, GAAP basis	$(3,627)	$(10,039)
Convertible preferred stock beneficial conversion feature	—	4,020
Acquisition-related costs, net of taxes	—	244
“Adjusted” net loss applicable to common shares	$(3,627)	$(5,775)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 27, 2013, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

There have been no material changes in our future contractual obligations since the end of fiscal 2012 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 28, 2012 for more information on contractual obligations. See Note 2 — Acquisition for more information on the material terms of our Equity Purchase Agreement. See Note 9 — Long-Term Debt to the consolidated financial statements for more information on the material terms of our Credit Agreement and Amended ABL Facility.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation, contingencies and beneficial conversion features and dividend policy, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 28, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance is effective for our first quarter in fiscal 2014 and is only expected to impact the presentation of our consolidated financial statements and related notes.

DISCLOSURE UNDER SECTION 13(R) OF THE EXCHANGE ACT

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, Clayton, Dublier & Rice, LLC (“CD&R”), has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts during 2012 at Bank Melli, an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that in 2012, an indirect subsidiary of SPIE received payments into the Bank Melli accounts for €2,497,733 from PetroIran Development Company (“PEDCO”) and €11,063 from Iran Oil Pipelines & Telecommunication Group (“IOPTC”), in partial payment of amounts that were owed to certain indirect subsidiaries of SPIE for goods and services delivered in prior years, indirectly transferred approximately €430,000 from the accounts to France through the use of an intermediary, indirectly transferred approximately €360,000 from the accounts to the U.A.E. through other intermediaries (part of which has not yet been received), and used the accounts to pay office rent, the salary of one employee and other administrative expenses. SPIE understands that PEDCO and IOPTC are companies owned or controlled by the Government of Iran. CD&R has informed us that the relevant SPIE entities received authorization from the French Ministry of the Economy, Finances and Industry for the receipt of the funds and the transfer to France, that SPIE and its subsidiaries obtained no revenue or profit from these transactions, apart from payment of the two receivables described above, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli, PEDCO or IOPTC in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 27, 2013, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume ® -coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expanded capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our March or April steel purchase deliveries based on current lead-times. Due to current market conditions, the most recent CRU prices have been based on a lower than normal trading volume.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first three months of fiscal 2013, we purchased approximately 29% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2013. Due to unfavorable market conditions and our inventory supply requirements, during the first three months of fiscal 2013, we purchased less than 10% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 70% of our cost of sales for the fiscal three months ended January 27, 2013, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.7 million for the three months ended January 27, 2013, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 27, 2013, we had $240.0 million outstanding under our Credit Agreement, before the applicable debt discount. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement at January 27, 2013 was approximately $241.2 million compared to the face value of $228.7 million, net of the unamortized discount of $11.3 million. The fair value of our Credit Agreement at October 28, 2012 was approximately $248.8 million compared to the face value of $236.9 million, net of the unamortized discount of $11.8 million.

See Note 9 — Long-Term Debt to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) for both the three month periods ended January 27, 2013 and January 29, 2012 was insignificant.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month periods ended January 27, 2013 and January 29, 2012 was $0.1 million and $(0.1) million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three month periods ended January 27, 2013 and January 29, 2012 was insignificant.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 27, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 27, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the acquisition of Metl-Span, on June 22, 2012. Metl-Span represents approximately 27.8% of our total assets as of January 27, 2013 and 15.5% and 12.7% of revenues and net income (loss), respectively, for the three month period then ended. The Acquisition had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of January 27, 2013 excluded an assessment of the internal control over financial reporting of Metl-Span.

We are now in the process of integrating Metl-Span’s operations including internal controls and processes. We are in the process of extending to Metl-Span our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Other than changes resulting from the Metl-Span acquisition discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 14, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 28, 2012. The risks disclosed in our Annual Report on Form 10-K and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended October 28, 2012. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 28, 2012.

Transactions engaged in by the CD&R Funds or our directors or executives involving our Common Stock or Preferred Stock may have an adverse effect on the price of our stock.

Our officers, directors and the CD&R Funds collectively control approximately 76% of our issued and outstanding Common Stock, accounting for the CD&R Funds’ ownership of Common Stock on an as-converted basis. As of January 27, 2013 the CD&R Funds own 72.3% of the voting power and Common Stock of the Company on an as-converted basis. See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the CD&R Equity Investment. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

From time to time our directors, executive officers, or the CD&R Funds may sell shares of our Common Stock on the open market or otherwise, for a variety of reasons, which may be related or unrelated to the performance of our business. These sales will be publicly disclosed in filings made with the SEC. Our stockholders may perceive these sales as a reflection on management's view of the business which may result in a drop in the price of our stock or cause some stockholders to sell their shares of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the first quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)

October 29, 2012 to November 25, 2012	746	$10.54	—	129,218

November 26, 2012 to December 23, 2012	167,953	$13.92	—	129,218

December 24, 2012 to January 27, 2013	—	—	—	129,218

Total	168,699	$13.91	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the first quarter of fiscal 2013, we did not repurchase any shares of Common Stock. At January 27, 2013, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: March 6, 2013	By:	/s/ Mark E. Johnson
Mark E. Johnson Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

3.5	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)

3.6	Amended and Restated Certificate of Designations, preferences and rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

