Form 10-Q
period 2013-04-28
NCI BUILDING SYSTEMS INC
filed 2013-06-06
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 74,793,763 shares as of May 31, 2013

PART I — FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 28, 2013	October 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,538	$55,158
Restricted cash	—	1,375
Accounts receivable, net	112,563	133,475
Inventories, net	125,779	106,015
Deferred income taxes	28,716	21,926
Income tax receivable	1,341	549
Investments in debt and equity securities, at market	4,315	4,076
Prepaid expenses and other	18,388	16,864
Assets held for sale	2,397	2,397

Total current assets	321,037	341,835

Property, plant and equipment, net	265,703	268,875
Goodwill	76,856	76,746
Intangible assets, net	51,002	53,028
Other assets, net	9,970	11,000

Total assets	$724,568	$751,484

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$2,500	$2,500
Note payable	1,481	515
Accounts payable	97,752	113,177
Accrued compensation and benefits	42,431	43,066
Accrued interest	3,102	345
Other accrued expenses	57,132	60,455

Total current liabilities	204,398	220,058

Long-term debt, net	225,111	234,444
Deferred income taxes	36,572	35,565
Other long-term liabilities	11,939	11,995

Total long-term liabilities	273,622	282,004

Series B cumulative convertible participating preferred stock	619,950	619,950
Stockholders’ deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 20,658,219 and 20,357,183 shares issued at April 28, 2013 and October 28, 2012, respectively; 20,656,817 and 20,354,217 shares outstanding at April 28, 2013 and October 28, 2012, respectively	925	925
Additional paid-in capital	11,128	4,991
Accumulated deficit	(378,819)	(369,850)
Accumulated other comprehensive loss	(6,613)	(6,568)
Treasury stock, at cost (1,402 and 2,966 shares at April 28, 2013 and October 28, 2012, respectively)	(23)	(26)

Total stockholders’ deficit	(373,402)	(370,528)

Total liabilities and stockholders’ deficit	$724,568	$751,484

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Sales	$293,399	$250,231	$590,983	$493,834
Cost of sales	232,562	192,229	469,277	382,210

Gross profit	60,837	58,002	121,706	111,624
Engineering, selling, general and administrative expenses	62,782	51,564	123,253	100,505
Acquisition-related costs	––	1,494	––	1,890

Income (loss) from operations	(1,945)	4,944	(1,547)	9,229
Interest income	42	28	72	56
Interest expense	(6,191)	(3,062)	(12,465)	(6,386)
Other income, net	246	353	640	379

Income (loss) before income taxes	(7,848)	2,263	(13,300)	3,278
Provision (benefit) for income taxes	(2,506)	942	(4,331)	1,368

Net income (loss)	$(5,342)	$1,321	$(8,969)	$1,910
Convertible preferred stock dividends and accretion	––	9,744	––	16,352
Convertible preferred stock beneficial conversion feature	––	7,858	––	11,878

Net loss applicable to common shares	$(5,342)	$(16,281)	$(8,969)	$(26,320)

Loss per common share:
Basic	$(0.28)	$(0.86)	$(0.46)	$(1.40)

Diluted	$(0.28)	$(0.86)	$(0.46)	$(1.40)

Weighted average number of common shares outstanding:
Basic	19,416	18,832	19,326	18,760
Diluted	19,416	18,832	19,326	18,760

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Comprehensive income (loss):
Net income (loss)	$(5,342)	$1,321	$(8,969)	$1,910
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other, net of taxes (1)	(21)	6	(45)	1
Gains (losses) in fair value of foreign currency derivative, net of taxes (2)	––	72	––	(17)

Other comprehensive income (loss)	(21)	78	(45)	(16)

Comprehensive income (loss)	$(5,363)	$1,399	$(9,014)	$1,894

(1) Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both of the three months ended April 28, 2013 and April 29, 2012 and $0 in both the six months ended April 28, 2013 and April 29, 2012.

(2) Gains (losses) in fair value of foreign currency derivative are presented net of taxes of $(10) in the three months ended April 29, 2012 and $46 in the six months ended April 29, 2012.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Deficit
Balance, October 28, 2012	20,357,183	$925	$4,991	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)

Treasury stock purchases	—	—	(17)	—	—	(168,923)	(2,352)	(2,369)

Retirement of treasury shares	(170,487)	—	(2,355)	—	—	170,487	2,355	—

Issuance of restricted stock	395,381	—	—	—	—	—	—	—

Stock options exercised	76,142	—	674	—	—	—	—	674

Excess tax benefits from share-based compensation arrangements	—	—	948	—	—	—	—	948

Foreign exchange translation gain (loss) and other	—	—	—	—	(45)	—	—	(45)

Share-based compensation	—	—	6,887	—	—	—	—	6,887

Net loss	—	—	—	(8,969)	—	—	—	(8,969)

Balance, April 28, 2013	20,658,219	$925	$11,128	$(378,819)	$(6,613)	(1,402)	$(23)	$(373,402)

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	April 28, 2013	April 29, 2012
Cash flows from operating activities:
Net income (loss)	$(8,969)	$1,910
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,103	14,427
Share-based compensation expense	6,887	4,093
Loss on sale of property, plant and equipment	—	13
Provision for doubtful accounts	1,100	(692)
Provision (benefit) from deferred income taxes	(4,772)	1,147
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,812	12,561
Inventories	(19,764)	(18,373)
Income tax receivable	(381)	169
Prepaid expenses and other	286	(2,972)
Accounts payable	(15,425)	(2,899)
Accrued expenses	(2,389)	656
Other, net	(911)	(51)

Net cash (used in) provided by operating activities	(4,423)	9,989

Cash flows from investing activities:
Capital expenditures	(12,715)	(13,899)
Proceeds from sale of property, plant and equipment	—	37

Net cash used in investing activities	(12,715)	(13,862)

Cash flows from financing activities:
Proceeds from stock options exercised	674	—
Decrease in restricted cash	1,375	2,836
Payments on term loan	(10,375)	(2,200)
Payments on note payable	(593)	(403)
Payment of financing costs	(97)	(50)
Excess tax benefits from share-based compensation arrangements	948	1
Purchase of treasury stock	(2,369)	(1,510)

Net cash used in financing activities	(10,437)	(1,326)

Effect of exchange rate changes on cash and cash equivalents	(45)	73
Net decrease in cash and cash equivalents	(27,620)	(5,126)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$27,538	$73,856

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

APRIL 28, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and six month periods ended April 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2013. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 2 — ACQUISITION

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”), which includes $4.7 million of cash acquired. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Acquisition has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. For the period from October 29, 2012 to April 28, 2013, Metl-Span contributed revenue and operating income of $91.7 million and $6.0 million, respectively. Metl-Span assets acquired through the Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. The Acquisition resulted in goodwill of $71.7 million. During the three and six month periods ended April 29, 2012, we recognized $1.5 million and $1.9 million, respectively, in acquisition-related costs.

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the fiscal three and six months ended April 29, 2012 in the table below was prepared based on financial information for Metl-Span for the calendar months of October through March. The unaudited pro forma financial information for the fiscal three months ended April 28, 2013 and April 29, 2012 and the fiscal six months ended April 28, 2013 and April 29, 2012 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

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

	Unaudited Pro Forma		Unaudited Pro Forma
	Fiscal Three Months Ended		Fiscal Six Months Ended
(In thousands except per share amounts)	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012

Sales	$293,399	$285,532	$590,983	$574,496

Net income (loss)	$(5,342)	$212	$(8,969)	$796

Net loss applicable to common shares	$(5,342)	$(17,390)	$(8,969)	$(27,434)

Earnings per share:

Basic	$(0.28)	$(0.92)	$(0.46)	$(1.46)

Diluted	$(0.28)	$(0.92)	$(0.46)	$(1.46)

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

NOTE 4 — RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a bank account securing our agent bank. As of April 28, 2013, we no longer had cash collateralized letters of credit outstanding. As of October 28, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our Amended ABL Facility. See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. Restricted cash as of October 28, 2012 is classified as current as the underlying letters of credit expire within one year of that date.

NOTE 5 — INVENTORIES

The components of inventory are as follows (in thousands):

	April 28, 2013	October 28, 2012
Raw materials	$76,450	$77,459
Work in process and finished goods	49,329	28,556
	$125,779	$106,015

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of April 28, 2013 and April 29, 2012, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon retirement and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

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

During the six month periods ended April 28, 2013 and April 29, 2012, we granted 2,101 and 92,832 stock options, respectively, and the grant-date fair value of options granted during the six month periods ended April 28, 2013 and April 29, 2012 was $7.22 and $5.12, respectively. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the six months ended April 28, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the six months ended April 28, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the six months ended April 28, 2013 and April 29, 2012, we granted restricted stock awards with a fair value of $6.3 million or 442,198 shares and $6.8 million or 666,110 shares, respectively.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares (1)	$(5,342)	$(16,281)	$(8,969)	$(26,320)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	19,416	18,832	19,326	18,760

Basic and Diluted loss per common share	$(0.28)	$(0.86)	$(0.46)	$(1.40)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. These participating securities will be allocated earnings when applicable.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards and Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Preferred Shares from the numerator and excludes the dilutive impact of those shares from the denominator. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and six month periods ended April 28, 2013 and April 29, 2012 as the unvested restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock and Preferred Shares. As of April 28, 2013 and April 29, 2012, the Preferred Shares were convertible into 54.1 million and 48.9 million shares of Common Stock, respectively.

For both the three and six month periods ended April 28, 2013 and April 29, 2012, all options, unvested restricted shares and PSUs were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	April 28, 2013	April 29, 2012
Beginning balance	$23,236	$17,941
Warranties sold	1,355	1,479
Revenue recognized	(973)	(803)
Costs incurred and other	––	(109)

Ending balance	$23,618	$18,508

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	April 28, 2013	October 28, 2012
Credit Agreement, due May 2018 (variable interest, at 8.0% on April 28, 2013 and October 28, 2012)	$238,375	$248,750
Asset-Based Lending Facility, due May 2017 (interest at 4.75%)	––	––
Unamortized discount on Credit Agreement, net	(10,764)	(11,806)
Current portion of long-term debt	(2,500)	(2,500)

Total long-term debt, less current portion	$225,111	$234,444

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

Subject to certain exceptions, the term loan under the Credit Agreement will be subject to mandatory prepayment in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and 75% of annual excess cash flow (as defined in the Credit Agreement) for any fiscal year ending on or after November 3, 2013, subject to reduction to 50%, 25% or 0% if specified leverage ratio targets are met.

At the Company’s election, the interest rates applicable to the term loan under the Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted London Interbank Offered Rate, or “LIBOR,” or (2) an alternate base rate, in each case, plus a borrowing margin. At both April 28, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 8.0%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

In addition, under the Credit Agreement the Company is subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of April 28, 2013 and October 28, 2012 was 2.81:1.00 and 2.23:1.00, respectively.

During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge of $5.1 million, related to the deferred financing costs of the amended and restated credit agreement, due April 2014.

ABL Facility

On May 2, 2012, we entered into an Amended Asset-Based Lending Facility (“Amended ABL Facility”) to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the ABL Facility Amendment, in our third quarter of fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At April 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $103.0 million and $111.1 million, respectively. There were no revolving loans outstanding under the Amended ABL Facility at both April 28, 2013 and October 28, 2012. In addition, at April 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $9.9 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity of between $15.0 million and $22.5 million. The minimum level of borrowing capacity as of April 28, 2013 and October 28, 2012 was $15.4 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at April 28, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.36:1.00 and 4.09:1.00, respectively.

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

At both April 28, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At April 28, 2013 and October 28, 2012, the unamortized balance in deferred financing costs related to both the Credit Agreement and the ABL Facility was $10.0 million and $11.0 million, respectively.

Insurance Note Payable

As of April 28, 2013 and October 28, 2012, we had outstanding a note payable in the amount of $1.5 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and CD&R Friends & Family Fund VIII, L.P. (the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At April 28, 2013 and October 28, 2012, the CD&R Funds own 72.4% and 72.7%, respectively, of the voting power and Common Stock of the Company on an as-converted basis.

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

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the CD&R Funds to receive approximately 54.1 million shares of Common Stock, representing 72.4% of the voting power and Common Stock of the Company on an as-converted basis as of April 28, 2013.

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

Accounting for Convertible Preferred Stock

In accordance with Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging , and ASC Topic 480, Distinguishing Liabilities from Equity, we classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of our Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains certain milestone redemption rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of both April 28, 2013 and October 28, 2012, the fair value carrying amount of the embedded derivative was immaterial.

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

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per share of Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CD&R Funds manager in connection with the CD&R Equity Investment, and thus was $241.4 million as of October 20, 2009. At both April 28, 2013 and October 28, 2012, all of the potentially 54.1 million shares of Common Stock issuable upon conversion of the Preferred Shares, which includes paid-in-kind dividends, were authorized and unissued.

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we qualitatively evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $106.7 million in the Consolidated Balance Sheets. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations. As of both April 28, 2013 and October 28, 2012, the Preferred Shares and accrued dividends were convertible into 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

During the three months ended April 29, 2012, the Company recorded accretion and accrued dividends of $0.7 million and $9.0 million, respectively. During the six months ended April 29, 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively. During the three and six month periods ended April 29, 2012, we recorded a net beneficial conversion feature charge of $7.9 million and $11.9 million, respectively, related to dividends that have accrued and are convertible into shares of Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at April 28, 2013 and October 28, 2012 are as follows (in thousands):

	April 28, 2013	October 28, 2012
Liquidation preference	$339,293	$339,293
Accrued dividends	5,775	5,775

Aggregate liquidation preference	$345,068	$345,068

At both April 28, 2013 and October 28, 2012, we had 339,293 Preferred Shares outstanding.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of April 28, 2013 and October 28, 2012 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	April 28, 2013		October 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement (1)	$227,611	$241,951	$236,944	$248,750

(1) Carrying amount of Credit Agreement includes an unamortized discount of $10.8 million and $11.8 million at April 28, 2013 and October 28, 2012, respectively.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at April 28, 2013 and October 28, 2012.

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

 The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 28, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$413	$—	$—	$413
Mutual funds — Growth	623	—	—	623
Mutual funds — Blend	2,086	—	—	2,086
Mutual funds — Foreign blend	632	—	—	632
Mutual funds — Fixed income	—	561	—	561

Total short-term investments in deferred compensation plan	3,754	561	—	4,315

Total assets	$3,754	$561	$—	$4,315

Liabilities:
Deferred compensation plan liability	$—	$(4,845)	$—	$(4,845)

Total liabilities	$—	$(4,845)	$—	$(4,845)

(1)	Unrealized holding gains (losses) for the three months ended April 28, 2013 and April 29, 2012 were $0.1 million and $0.2 million, respectively. Unrealized holding gains (losses) for the six months ended April 28, 2013 and April 29, 2012 were $0.3 million and $0.2 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of April 28, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Acquisition. See Note 2 — Acquisition for more information on our acquisition of Metl-Span. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or level 3 fair value measurements (goodwill and intangible assets). On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which does not preclude the payment of contingent default dividends. To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. See Note 10 — Series B Cumulative Convertible Participating Preferred Stock for more information on the Convertible Preferred Stock. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012 and it is a level 3 in the fair value hierarchy. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	6.9%	4.8%	4.4%	4.7%
Domestic production activities deduction	(5.8)%	––	(1.6)%	––
Canada valuation allowance	(4.2)%	––	(6.0)%	––
Non-deductible expenses	1.5%	1.9%	2.5%	1.9%
Other	(1.5)%	(0.1)%	(1.7)%	0.1%

Effective tax rate	31.9%	41.6%	32.6%	41.7%

The total amount of unrecognized tax benefit at both April 28, 2013 and October 28, 2012 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 13 — OPERATING SEGMENTS

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense and other (expense) income.

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Total sales:
Metal coil coating	$49,790	$48,839	$99,061	$97,922
Metal components	147,163	106,742	301,067	212,494
Engineered building systems	148,095	148,715	295,661	289,013
Intersegment sales	(51,649)	(54,065)	(104,806)	(105,595)

Total sales	$293,399	$250,231	$590,983	$493,834

External sales:
Metal coil coating	$21,887	$19,572	$41,108	$39,810
Metal components	129,181	85,324	265,709	172,620
Engineered building systems	142,331	145,335	284,166	281,404

Total sales	$293,399	$250,231	$590,983	$493,834

Operating income (loss):
Metal coil coating	$4,755	$4,890	$10,297	$10,192
Metal components	5,137	9,018	11,209	14,559
Engineered building systems	4,196	6,740	8,237	14,336
Corporate	(16,033)	(15,704)	(31,290)	(29,858)

Total operating income (loss)	$(1,945)	$4,944	$(1,547)	$9,229
Unallocated other expense	(5,903)	(2,681)	(11,753)	(5,951)

Income (loss) before income taxes	$(7,848)	$2,263	$(13,300)	$3,278

	April 28, 2013	October 28, 2012
Total assets:
Metal coil coating	$68,137	$60,169
Metal components	381,577	381,028
Engineered building systems	210,067	214,227
Corporate	64,787	96,060

Total assets	$724,568	$751,484

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

NOTE 15 – SUBSEQUENT EVENTS

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we have issued the CD&R Funds 54,136,817 shares of our Common Stock. Under the terms of the Preferred Shares, no consideration is required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. The Conversion will eliminate all the outstanding Convertible Preferred Stock and increase stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	the substantial rights, seniority and dilutive effect on our common stockholders of the common stock underlying the Convertible Preferred Stock issued to the investment funds affiliated with Clayton, Dubilier & Rice, LLC (the “CD&R Funds”);
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations;
•	our ability to integrate Metl-Span LLC with our business and to realize the anticipated benefits of such acquisition (the “Acquisition”);
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K as filed with the SEC.

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

We assess performance across our operating segments by analyzing and evaluating (i) gross profit, operating income and whether or not each segment has achieved its projected sales goals, and (ii) non-financial efficiency indicators such as gross profit per employee, man hours per ton of steel produced and shipped tons per day. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

Second Fiscal Quarter

The metal coil coating segment increased total sales and third party sales by 2% and 12%, respectively, in the second quarter of fiscal 2013 compared to the same period in the prior year. Operating income decreased 3% to $4.8 million in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 primarily as the result of start-up costs for the new plant in Middletown, Ohio. The ramp-up of this new plant is progressing well and the facility remains on track to be incrementally profitable in the fourth quarter of fiscal 2013.

The metal components segment increased total sales by 38% in the second quarter of fiscal 2013 compared to the same period in the prior year and produced a 51% increase in third-party sales over the same period, demonstrating the benefits of the Metl-Span acquisition. Operating income declined to $5.1 million in the second quarter of fiscal 2013, compared to $9.0 million in the same period in the prior year. This decline was as a result of several factors: increased pricing pressure in the seasonally weaker period, an unfavorable comparison to the prior year, which included $2.9 million of benefit from legal and bad debt recoveries, $1.3 million of current year investments in growth initiatives, $1.7 million of integration costs and investments for the Metl-Span acquisition and the ramp-up of the new Mattoon, Illinois panel plant.

The engineered building systems segment’s total sales in the second quarter of fiscal 2013 were flat with the second quarter of fiscal 2012, and third party sales were down approximately 2% over the same period. Sales and margins during the second quarter of fiscal 2013 compared to the same period in the prior year were both impacted by pricing pressures associated with the seasonally weak second quarter, and the impact was exacerbated by notably poor weather conditions for construction activity. Operating profit in the second quarter of fiscal 2013 compared to the same period in the prior year declined 38% to $4.2 million due to the aforementioned reasons, as well as investments made in additional manufacturing personnel to support an expected higher level of activity in the second half of fiscal 2013.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and a period of historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1967 as compiled and reported by McGraw-Hill:

 Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in April 2013, indicates an expected increase of 8% in square footage and an increase of 6% in dollar value as compared to the prior calendar year. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 16% in square footage and an increase of 14% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for April 2013 was below 50 at 48.6 and the commercial and industrial component of the index was at 49.2 for April 2013.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal six months ended April 28, 2013, steel represented approximately 71% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 0.1% from October 2012 to April 2013 and was 10.1% lower in April 2013 compared to April 2012.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other (expense) income. See Note 13 — Operating Segments to the consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	April 28, 2013%		April 29, 2012%		April 28, 2013%		April 29, 2012%
Total sales:
Metal coil coating	$49,790	17	$48,839	20	$99,061	17	$97,922	20
Metal components	147,163	50	106,742	43	301,067	51	212,494	43
Engineered building systems	148,095	50	148,715	59	295,661	50	289,013	59
Intersegment sales	(51,649)	(17)	(54,065)	(22)	(104,806)	(18)	(105,595)	(22)

Total sales	$293,399	100	$250,231	100	$590,983	100	$493,834	100

Operating income (loss):
Metal coil coating	$4,755		$4,890		$10,297		$10,192
Metal components	5,137		9,018		11,209		14,559
Engineered building systems	4,196		6,740		8,237		14,336
Corporate	(16,033)		(15,704)		(31,290)		(29,858)

Total operating income (loss)	$(1,945)		$4,944		$(1,547)		$9,229
Unallocated other expense	(5,903)		(2,681)		(11,753)		(5,951)

Income (loss) before income taxes	$(7,848)		$2,263		$(13,300)		$3,278

FISCAL THREE MONTHS ENDED APRIL 28, 2013 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 29, 2012

Consolidated sales increased by 17.3%, or $43.2 million for the three months ended April 28, 2013, compared to the three months ended April 29, 2012. This increase resulted from higher tonnage volumes in our metal coil coating, metal components and engineered building systems segments for the three months ended April 28, 2013 compared to the same period in 2012 which was driven by the inclusion of Metl-Span in the current period and slightly improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by weather-related shipment delays, lower sales prices related to competitive pricing pressure and lower input costs and less favorable engineered buildings product mix shipped in the current period.

Consolidated cost of sales increased by 21.0%, or $40.3 million for the three months ended April 28, 2013, compared to the three months ended April 29, 2012. Gross margins were 20.7% for the three months ended April 28, 2013 compared to 23.2% for the same period in the prior year. The decrease in gross margins was the result of lower sales prices as a result of competitive pricing pressures and lower steel costs, a less favorable product mix in our engineered building systems segment, the additional costs associated with the ramp-up of the new Middletown facility, integration cost for our Metl-Span acquisition, and our decision to retain and train skilled manufacturing workers in order to capture additional efficiencies in the seasonally stronger second half of our fiscal year. The decrease was partially offset by higher tonnage volumes in our metal coil coating, engineered building systems segments and metal components due to the inclusion of Metl-Span in the current period.

Metal coil coating sales increased by 1.9%, or $1.0 million to $49.8 million in the three months ended April 28, 2013, compared to $48.8 million in the same period in the prior year. Sales to third parties for the three months ended April 28, 2013 increased by 11.8% to $21.9 million from $19.6 million in the same period in the prior year, primarily as a result of continued focus on diversified end markets and higher package sales mix compared to toll processing sales mix and a 1.5% increase in external tons shipped. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.4 million represents a decrease in intersegment sales for the three months ended April 28, 2013 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.5% of total consolidated third-party sales in the three months ended April 28, 2013 compared to 7.8% in the three months ended April 29, 2012.

Operating income of the metal coil coating segment decreased to $4.8 million in the three months ended April 28, 2013, compared to $4.9 million in the same period in the prior year. The $0.1 million decrease resulted primarily from the additional cost associated with the ramp up of the new Middletown facility, mostly offset by improved intersegment sales.

Metal components sales increased 37.9%, or $40.4 million to $147.2 million in the three months ended April 28, 2013, compared to $106.7 million in the same period in the prior year. This increase was primarily due to a 31.5% increase in external tons shipped, partially offset by lower sales prices driven by competitive pricing pressure and lower steel costs and a 24.6% reduction in internal volume. The volume increase was driven by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve in the three months ended April 28, 2013 compared to the same period in the prior year. Metl-Span was acquired on June 22, 2012 and, after completion of certain operational integration activities, contributed $45.5 million of sales in the second quarter of fiscal 2013. Sales to third parties for the three months ended April 28, 2013 increased $43.9 million to $129.2 million from $85.3 million in the same period in the prior year. The remaining $3.4 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 44.0% of total consolidated third-party sales in the three months ended April 28, 2013 compared to 34.1% in the three months ended April 29, 2012.

Operating income of the metal components segment decreased to $5.1 million in the three months ended April 28, 2013, compared to $9.0 million in the same period in the prior year. The $3.9 million decrease resulted from a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge, a $1.7 million cost related to the integration and plant start-up costs for insulated metal panels, a $1.3 million cost related to growth initiatives and a $0.6 million increase bad debt expense due to a significant collection of a significantly aged account in the same period of the prior year. The decrease in operating income was partially offset by an increase in external tons shipped as noted above and the inclusion of Metl-Span. Metl-Span, after completion of certain operational integration activities, contributed $3.0 million of operating income during the second quarter of fiscal 2013.

Engineered building systems sales decreased 0.4%, or $0.6 million to $148.1 million in the three months ended April 28, 2013, compared to $148.7 million in the same period in the prior year. This decrease resulted from lower sales prices as a result of competitive pricing pressure, lower steel costs, and less favorable product mix shipped in the three months ended April 28, 2013 compared to the same period in the prior year. This decrease was partially offset by a 2.7% increase in external tons shipped. Sales to third parties for the three months ended April 28, 2013 decreased $3.0 million to $142.3 million from $145.3 million in the same period in the prior year. The remaining $2.4 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 48.5% of total consolidated third-party sales in the three months ended April 28, 2013 compared to 58.1% in the three months ended April 29, 2012.

Operating income of the engineered building systems segment decreased to $4.2 million in the three months ended April 28, 2013 compared to $6.7 million in the same period in the prior year. This $2.5 million decline resulted from a $3.5 million decrease in gross profit due to lower sales prices as a result of competitive pricing pressure, lower steel costs, a less favorable product mix and increased labor costs incurred in anticipation of higher volumes in the seasonally stronger second half of our fiscal year, partially offset by a $0.9 million decrease in engineering, selling and administrative expenses primarily due to a $0.5 million decrease in marketing and advertising costs.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $62.8 million in the three months ended April 28, 2013, compared to $51.6 million in the same period in the prior year. The $11.2 million increase in engineering, selling and administrative expenses was primarily due to a $6.4 million increase in operating expenses as a result of the Acquisition, a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge, a $1.3 million increase in share-based compensation expense and a $1.3 million cost related to growth initiatives. As a percentage of sales, engineering, selling, general and administrative expenses were 21.4% for the three months ended April 28, 2013 as compared to 20.6% for the three months ended April 29, 2012.

Acquisition-related costs for the three months ended April 29, 2012 were $1.5 million. There was no amount recorded for the three months ended April 28, 2013. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. See “Liquidity and Capital Resources––Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $6.2 million for the six months ended April 28, 2013, compared to $3.1 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012.

Consolidated provision (benefit) for income taxes was a $2.5 million benefit for the three months ended April 28, 2013, compared to a $0.9 million provision for the same period in the prior year. The effective tax rate for the three months ended April 28, 2013 was 31.9% compared to 41.6% for the same period in the prior year. The decrease in the effective tax rate for the three months ended April 28, 2013 compared to the same period in the prior year was the result of the availability of the domestic production activities deduction which was not available to us in the prior year and the utilization during this fiscal year of certain Canadian net operating loss carry forwards which have been previously reserved.

Consolidated Convertible Preferred Stock dividends and accretion was $9.7 million for the three months ended April 29, 2012. There was no amount recorded for the three months ended April 28, 2013. The $9.7 million related primarily to our paying accrued dividends on our Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”), which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We do not expect to pay dividends on the Preferred Shares in future periods as a result of amending the terms of our Convertible Preferred Stock on May 8, 2012 and the subsequent conversion of the Preferred Shares into shares of our Common Stock. See “Liquidity and Capital Resources—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $7.9 million for the three months ended April 29, 2012. There was no amount recorded for the three months ended April 28, 2013. The $7.9 million related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The decrease was the result of an Amendment Agreement with the CD&R Funds, the holders of our Convertible Preferred Stock on May 8, 2012 to eliminate our quarterly dividend obligation on the Preferred Shares. See “Liquidity and Capital Resources—Convertible Preferred Stock.”

Diluted loss per common share declined to a loss of $(0.28) per diluted common share for the three months ended April 28, 2013, compared to a loss of $(0.86) per diluted common share for the same period in the prior year. The decline in the diluted loss per common share was primarily due to the $10.9 million decline in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At April 28, 2013, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented.

FISCAL SIX MONTHS ENDED APRIL 28, 2013 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 29, 2012

Consolidated sales increased by 19.7%, or $97.1 million for the six months ended April 28, 2013, compared to the six months ended April 29, 2012. This increase resulted from higher tonnage volumes in our metal components and engineered building systems segments for the six months ended April 28, 2013 compared to the same period in 2012 which was driven by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by weather-related shipment delays, lower sales prices related to competitive pricing pressure, lower input costs and less favorable engineered buildings product mix in the current period.

Consolidated cost of sales increased by 22.8%, or $87.1 million for the six months ended April 28, 2013, compared to the six months ended April 29, 2012. Gross margins were 20.6% for the six months ended April 28, 2013 compared to 22.6% for the same period in the prior year. The decrease in gross margins was the result of lower sales prices as a result of competitive pricing pressure, lower steel costs, a less favorable product mix in our engineered metal buildings segment, the additional costs associated with the ramp-up of the new Middletown facility, integration cost for our Metl-Span acquisition and our decision to retain and train skilled manufacturing workers in order to capture additional efficiencies in the seasonally stronger second half of our fiscal year. The decrease was partially offset by higher tonnage volumes in our engineered building systems segments and metal components due to the inclusion of Metl-Span in the current period.

Metal coil coating sales increased by 1.2%, or $1.1 million to $99.1 million in the six months ended April 28, 2013, compared to $97.9 million in the same period in the prior year. Sales to third parties for the six months ended April 28, 2013 increased by 3.3% to $41.1 million from $39.8 million in the same period in the prior year, primarily as a result of higher package sales mix compared to toll processing sales mix, partially offset by lower sales prices as a result of changes in material costs and a 1.1% decrease in external tons shipped as a result of our decision to curtail certain lower margin products. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $0.2 million represents a decrease in intersegment sales for the six months ended April 28, 2013 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.0% of total consolidated third-party sales in the six months ended April 28, 2013 compared to 8.1% in the six months ended April 29, 2012.

Operating income of the metal coil coating segment increased to $10.3 million in the six months ended April 28, 2013, compared to $10.2 million in the same period in the prior year. The $0.1 million increase resulted primarily from improved margins on intersegment sales mostly offset by the additional cost associated with the ramp up of the new Middletown facility and a $0.5 million increase in selling and administrative expenses related to a $0.7 million one-time insurance recovery in the same period in the prior year.

Metal components sales increased 41.7%, or $88.6 million to $301.1 million in the six months ended April 28, 2013, compared to $212.5 million in the same period in the prior year. This increase was primarily due to a 35.6% increase in external tons shipped, partially offset by lower sales prices driven by competitive pricing pressure and lower steel costs and an 18.2% reduction in internal volume. The volume increase was driven by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve in the six months ended April 28, 2013 compared to the same period in the prior year. Metl-Span was acquired on June 22, 2012 and, after completion of certain operational integration activities, contributed $91.7 million of sales in the first six months of fiscal 2013. Sales to third parties for the six months ended April 28, 2013 increased $93.1 million to $265.7 million from $172.6 million in the same period in the prior year. The remaining $4.5 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 45.0% of total consolidated third-party sales in the six months ended April 28, 2013 compared to 35.0% in the six months ended April 29, 2012.

Operating income of the metal components segment decreased to $11.2 million in the six months ended April 28, 2013, compared to $14.6 million in the same period in the prior year. The $3.4 million decrease resulted from a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge, a $2.8 million cost related to the integration and plant start-up costs for insulated metal panels, a $1.9 million cost related to growth initiatives and a $1.2 million increase in bad debt expense mainly due to a significant collection of a significantly aged account in the prior year comparative period. The decrease in operating income was partially offset by an increase in external tons shipped as noted above and the inclusion of Metl-Span. Metl-Span, after completion of certain operational integration activities, contributed $6.0 million of operating income during the first six months of fiscal 2013.

Engineered building systems sales increased 2.3%, or $6.6 million to $295.7 million in the six months ended April 28, 2013, compared to $289.0 million in the same period in the prior year. This increase resulted from a 5.8% increase in external tons shipped. This increase was partially offset by lower sales prices as a result of competitive pricing pressure, lower steel costs and less favorable product mix shipped in the six months ended April 28, 2013 compared to the same period in the prior year. Sales to third parties for the six months ended April 28, 2013 increased $2.8 million to $284.2 million from $281.4 million in the same period in the prior year. The remaining $3.9 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 48.1% of total consolidated third-party sales in the six months ended April 28, 2013 compared to 57.0% in the six months ended April 29, 2012.

Operating income of the engineered building systems segment decreased to $8.2 million in the six months ended April 28, 2013 compared to $14.3 million in the same period in the prior year. This $6.1 million decline resulted from a $4.9 million decrease in gross profit due to lower sales prices as a result of competitive pricing pressure, lower steel costs, a less favorable product mix, increased labor costs incurred in anticipation of higher volumes in the seasonally stronger second half of our fiscal year and a $1.2 million increase in engineering, selling and administrative expenses primarily due to a $1.8 million increase in wages and commissions which was mainly the result of higher volume and $0.6 million in bad debt expense, partially offset by various individually insignificant items.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $123.3 million in the six months ended April 28, 2013, compared to $100.5 million in the same period in the prior year. The $22.7 million increase in engineering, selling and administrative expenses was primarily due to a $11.4 million increase in operating expenses as a result of the Acquisition, a $2.7 million increase in share-based compensation expense, $2.4 million increase in wages and commissions mainly the result of higher volumes, a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge, a $1.9 million cost related to growth initiatives and $1.8 million higher bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 20.9% for the six months ended April 28,2013 as compared to 20.4% for the six months ended April 29, 2012.

Acquisition-related costs for the three months ended April 29, 2012 were $1.9 million. There was no amount recorded for the three months ended April 28, 2013. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. See “Liquidity and Capital Resources––Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $12.5 million for the six months ended April 28, 2013, compared to $6.4 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Additionally, interest rates on the Credit Agreement increased from 6.5% to 8% on June 22, 2012.

Consolidated provision (benefit) for income taxes was a $4.3 million benefit for the six months ended April 28, 2013, compared to a $1.4 million provision for the same period in the prior year. The effective tax rate for the six months ended April 28, 2013 was 32.6% compared to 41.7% for the same period in the prior year. The decrease in the effective tax rate for the six months ended April 28, 2013 compared to the same period in the prior year was the result of the utilization during this fiscal year of certain Canadian net operating loss carry forwards which have been previously reserved and the availability of the domestic production activities deduction which was not available to us in the prior year.

Consolidated Convertible Preferred Stock dividends and accretion was $16.4 million for the six months ended April 29, 2012. There was no amount recorded for the six months ended April 28, 2013. The $16.4 million related primarily to our paying accrued dividends on our Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”), which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We do not expect to pay dividends on the Preferred Shares in future periods as a result of amending the terms of our Convertible Preferred Stock on May 8, 2012 and the subsequent conversion of the Preferred Shares into shares of our Common Stock. See “Liquidity and Capital Resources—Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million for the six months ended April 29, 2012. There was no amount recorded for the six months ended April 28, 2013. The $11.9 million related to dividends that have accrued on our Convertible Preferred Stock and are convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The decrease was the result of an Amendment Agreement with the CD&R Funds, the holders of our Convertible Preferred Stock on May 8, 2012 to eliminate our quarterly dividend obligation on the Preferred Shares. See “Liquidity and Capital Resources—Convertible Preferred Stock.”

Diluted loss per common share declined to a loss of $(0.46) per diluted common share for the six months ended April 28, 2013, compared to a loss of $(1.40) per diluted common share for the same period in the prior year. The decline in the diluted loss per common share was primarily due to the $17.4 million decline in net loss applicable to shares of our Common Stock resulting from the factors described above in this section. At April 28, 2013, the Preferred Shares were convertible into 54.1 million shares of Common Stock. The Convertible Preferred Stock and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $55.2 million to $27.5 million during the six months ended April 28, 2013. The following table summarizes our consolidated cash flows for the six months then ended April 28, 2013 and April 29, 2012 (dollars in thousands):

	Fiscal Six Months Ended
	April 28, 2013	April 29, 2012

Net cash (used in) provided by operating activities	(4,423)	9,989
Net cash used in investing activities	(12,715)	(13,862)
Net cash used in financing activities	(10,437)	(1,326)
Effect of exchange rate changes on cash and cash equivalents	(45)	73
Net decrease in cash and cash equivalents	(27,620)	(5,126)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$27,538	$73,856

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

Net cash used in operating activities was $4.4 million during the six months ended April 28, 2013 compared to $10.0 million of net cash provided by operating activities in the comparable period of fiscal 2012. This difference was largely driven by changes in working capital and the decrease in earnings over the comparable period of the prior year.

The primary driver for our increased use of cash for working capital needs was a $12.5 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments during the current period were significantly higher due to the fact that the fourth quarter of the prior year had shown significant year-over-year revenue growth requiring an increase in raw material used. A significant portion of that year-over-year growth was driven by the acquisition of Metl-Span on June 22, 2012. In addition, our days payable outstanding (“DPO”) as of April 28, 2013 decreased to 33 days from 36 days at April 29, 2012. Beyond the seasonally higher payments, we increased the speed with which we paid our suppliers during the current period to take advantage of discounts offered, which increased the amount of cash used for accounts payable as compared to the prior year period.

Cash generated from accounts receivable was $7.3 million higher in the current six month period than the comparable period of the prior year. This increase was also driven by the significant year-over-year revenue growth in the fourth fiscal quarter of 2012. This growth was partially offset by an increase in days sales outstanding (“DSO”) to 36 days as of April 28, 2013 from 31 days at April 29, 2012. The increase in DSO is partially due to the inclusion of Metl-Span, which has historically had a slower customer payment cycle, in the current period. In addition, we experienced slower customer payments as our customers are beginning to experience growth in their businesses after several years of decline, putting additional pressure on the customers’ working capital needs and timeliness of payments. The slower customer payments have resulted in additional provision for doubtful accounts accordingly.

Cash used during the period to invest in inventory was $19.8 million for the six months ended April 28, 2013 which was higher than the $18.4 million invested in the comparable period of the prior year. The increase was driven by an increase in inventory purchases due to anticipated increased sales in the second half of fiscal 2013 compared to the same period in fiscal 2012, partially offset by a decrease in our days inventory on-hand (“DIO”), as our DIO was 49 days as of April 28, 2013 as compared to 52 days at April 29, 2012.

Investing Activities

Investing activities of $12.7 million during the six months ended April 28, 2013 were similar to the $13.9 million in the comparable period of the prior year and relate predominantly to capital expenditures.

Financing Activities

Cash used in financing activities increased to $10.4 million from $1.3 million in the comparable prior year period. This increase resulted primarily from the $10.4 million of payments made to reduce our outstanding term loan during the six months ended April 28, 2013 compared to $2.2 million of payments in the same period of the prior year.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which at that time represented 68.4% of the voting power and Common Stock of the Company on an as-converted basis. As of both April 28, 2013 and October 28, 2012, the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into approximately 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

At both April 28, 2013 and October 28, 2012, we had 339,293 Preferred Shares outstanding. In addition, at both April 28, 2013 and October 28, 2012, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million. As of both April 28, 2013 and October 28, 2012, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million.

Under the terms of the Certificate of Designations relating to the Preferred Shares, we were contractually obligated to pay quarterly dividends to the holders of the Preferred Shares from October 20, 2009, through October 20, 2019, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

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

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitle the CD&R Funds to receive approximately 54.1 million shares of Common Stock, representing 72.4% of the voting power and Common Stock of the Company on an as-converted basis as of April 28, 2013.

The Amendment Agreement with the CD&R Funds was approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the Securities and Exchange Commission and the listing standards of the New York Stock Exchange, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

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

During the three months ended April 29, 2012, the Company recorded accretion and accrued dividends of $0.7 million and $9.0 million, respectively. During the six months ended April 29, 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively. In the three and six month periods ended April 29, 2012, we recorded a net beneficial conversion feature charge of $7.9 million and $11.9 million, respectively, related to dividends that have accrued and are convertible into shares of Common Stock.

See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we have issued the CD&R Funds 54,136,817 shares of our Common Stock. Under the terms of the Preferred Shares, no consideration is required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. The Conversion will eliminate all the outstanding Convertible Preferred Stock and increase stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

During the three months ended April 28, 2013, the Company filed, pursuant to the Registration Rights Agreement dated as of October 20, 2009 among the Company and the CD&R Funds, a registration statement on Form S-3 for the offer and sale of common stock from time to time by the CD&R Funds of their common stock. The registration statement became effective on March 28, 2013.

Debt

We have a Credit Agreement, which includes an initial $250 million term loan. The term loan under the Credit Agreement will mature on May 2, 2018 and, prior to that date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At April 28, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $238.4 million and $248.8 million, respectively.

In addition to our Credit Agreement we have entered into the Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. At April 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $103.0 million and $111.1 million, respectively. There were no revolving loans outstanding under the Amended ABL Facility at both April 28, 2013 and October 28, 2012. In addition, at April 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $9.9 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

Credit Agreement. On June 22, 2012, in connection with the Acquisition, the Company entered into the Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as the Term Agent, and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. At April 28, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $238.4 million and $248.8 million, respectively.

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

In addition, under the Credit Agreement the Company is subject to a financial covenant that requires the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter. The ratio steps down by 0.5 to 3.25:1.00 beginning with the quarter ending November 3, 2013. This ratio steps down by another 0.5 to 2.75:1.00 beginning with the quarter ending November 2, 2014. Our consolidated total net debt to EBITDA leverage ratio as of April 28, 2013 and October 28, 2012 was 2.81:1.00 and 2.23:1.00, respectively.

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

Term Loan Refinancing. In conjunction with the Conversion, we are seeking to refinance our existing $240.0 million senior secured credit facility. Based on current debt market conditions, we expect this refinancing could result in a significant reduction in annual interest costs while also increasing our overall financial flexibility. Proceeds from this refinancing will be used to repay the existing term loan under our Credit Agreement and related fees and expenses. As a result of the refinancing, in our third quarter of fiscal 2013, we expect to recognize a one-time debt extinguishment charge of approximately $20 to $22 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors, subject to the funding of the term loan.

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

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At April 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $103.0 million and $111.1 million, respectively. There were no revolving loans outstanding under the Amended ABL Facility at both April 28, 2013 and October 28, 2012. In addition, at April 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $9.9 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity of between $15.0 million and $22.5 million. The minimum level of borrowing capacity as of April 28, 2013 and October 28, 2012 was $15.4 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at April 28, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.36:1.00 and 4.09:1.00, respectively.

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

At both April 28, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, we have an undrawn Amended ABL Facility with $103.0 million available at April 28, 2013 and $27.5 million of unrestricted cash at April 28, 2013. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $14 million and $17 million for the remainder of fiscal 2013 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended April 28, 2013 under the stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Acquisition of Metl-Span LLC

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, pursuant to the terms of the Equity Purchase Agreement, among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash. The purchase price is also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc.

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

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted diluted earnings (loss) per common share and adjusted EBITDA. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Credit Agreement and Amended ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended April 28, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$4,755	$5,137	$4,196	$(16,033)	$(1,945)

	For the Three Months Ended April 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$4,890	$9,018	$6,740	$(15,704)	$4,944
Acquisition-related costs	––	––	––	1,494	1,494
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508

“Adjusted” operating income (loss)	$4,890	$7,089	$6,740	$(13,702)	$5,017

	For the Six Months Ended April 28, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$10,297	$11,209	$8,237	$(31,290)	$(1,547)

	For the Six Months Ended April 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$10,192	$14,559	$14,336	$(29,858)	$9,229
Acquisition-related costs	—	—	––	1,890	1,890
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508

“Adjusted” operating income (loss)	$10,192	$12,630	$14,336	$(27,460)	$9,698

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	3rd Quarter July 29, 2012	4th Quarter October 28, 2012	1st Quarter January 27, 2013	2nd Quarter April 28, 2013	Trailing 12 Months April 28, 2013
Net income (loss)	$(3,267)	$6,270	$(3,627)	$(5,342)	$(5,966)
Add:
Depreciation and amortization	7,248	10,355	9,122	8,809	35,534
Consolidated interest expense, net	4,159	6,226	6,244	6,149	22,778
Provision (benefit) for income taxes	(663)	3,379	(1,825)	(2,506)	(1,615)
Acquisition-related costs	2,946	153	––	––	3,099
Transaction costs	6,437	––	––	––	6,437
Non-cash charges:
Stock-based compensation	2,090	3,116	3,442	3,445	12,093
Asset impairments (recoveries)	(22)	13	––	––	(9)
Embedded derivative	(5)	(5)	(5)	(4)	(19)

Adjusted EBITDA	$18,923	$29,507	$13,351	$10,551	$72,332

	3rd Quarter July 31, 2011	4th Quarter October 30, 2011	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	Trailing 12 Months April 29, 2012
Net income	$2,593	$3,411	$589	$1,321	$7,914
Add:
Depreciation and amortization	7,187	6,753	6,158	5,841	25,939
Consolidated interest expense, net	3,864	3,685	3,296	3,034	13,879
Provision (benefit) for income taxes	—	398	426	942	1,766
Acquisition-related costs	—	––	396	1,494	1,890
Cash restructuring charges (recovery)	(575)	283	––	––	(292)
Executive retirement	—	––	––	508	508
Non-cash charges:
Stock-based compensation	1,776	1,776	1,972	2,119	7,643
Asset impairments (recoveries)	(93)	1,214	––	––	1,121
Embedded derivative	(6)	(6)	(5)	(6)	(23)

Adjusted EBITDA	$14,746	$17,514	$12,832	$15,253	$60,345

The following tables reconcile adjusted diluted loss per common share to loss per diluted common share and adjusted loss applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net loss per diluted common share, GAAP basis	$(0.28)	$(0.86)	$(0.46)	$(1.40)
Convertible preferred stock beneficial conversion feature	––	0.42	––	0.63
Acquisition-related costs, net of taxes	––	0.05	––	0.06
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	(0.06)	––	(0.06)
Executive retirement, net of taxes	––	0.02	––	0.02

“Adjusted” net loss per diluted common share	$(0.28)	$(0.44)	$(0.46)	$(0.75)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 28, 2013	April 29, 2012	April 28, 2013	April 29, 2012
Net loss applicable to common shares, GAAP basis	$(5,342)	$(16,281)	$(8,969)	$(26,320)
Convertible preferred stock beneficial conversion feature	––	7,858	––	11,878
Acquisition-related costs, net of taxes	––	920	––	1,164
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	(1,188)	––	(1,188)
Executive retirement, net of taxes	––	313	––	313

“Adjusted” net loss applicable to common shares	$(5,342)	$(8,378)	$(8,969)	$(14,153)

(1)	The Company did not incur special charges during the three and six months ended April 28, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 28, 2013, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

There have been no material changes in our future contractual obligations since the end of fiscal 2012 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 28, 2012 for more information on contractual obligations. See Note 2 — Acquisition to the consolidated financial statements for more information on the material terms of our Equity Purchase Agreement. See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Credit Agreement and Amended ABL Facility. See Note 15 — Subsequent Events to the consolidated financial statements for more information on the material terms of our Convertible Preferred Stock Conversion.

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

DISCLOSURE UNDER SECTION 13(R) OF THE EXCHANGE ACT

Under Section 13(r) of the Securities Exchange Act of 1934, as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, Clayton, Dubilier & Rice, LLC (“CD&R”), has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report. Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary’s accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank’s official exchange rate. CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 28, 2013, steel constituted approximately 71% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume ® -coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expanded capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

 Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the April index would likely approximate our June steel purchase deliveries based on current lead-times. Due to current market conditions, the most recent CRU prices have been based on a lower than normal trading volume.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the first six months of fiscal 2013, we purchased approximately 25% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the first three months of fiscal 2013. During the first six months of fiscal 2013, we purchased less than 20% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 71% of our cost of sales for the fiscal six months ended April 28, 2013, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $3.4 million for the six months ended April 28, 2013, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At April 28, 2013, we had $238.4 million outstanding under our Credit Agreement, before the applicable debt discount. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement at April 28, 2013 was approximately $242.0 million compared to the face value of $227.6 million, net of the unamortized discount of $10.8 million. The fair value of our Credit Agreement at October 28, 2012 was approximately $248.8 million compared to the face value of $236.9 million, net of the unamortized discount of $11.8 million.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains for both the three and six month periods ended April 28, 2013 were $0.1 million. Net foreign currency re-measurement losses for both the three and six month periods ended April 29, 2012 were $0.1 million.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended April 28, 2013 was insignificant and was $0.1 million for the three month period ended April 29, 2012. The net foreign currency exchange gains (losses) included in net income for the six month period ended April 28, 2013 was $0.1 million and was insignificant for the six month period ended April 29, 2012. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three and six month periods ended April 28, 2013 was $(0.9) million and was insignificant for both the three and six month periods ended April 29, 2012.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the acquisition of Metl-Span, on June 22, 2012. Metl-Span represents approximately 26.5% of our total assets as of April 28, 2013 and 15.5% and 10.3% of revenues and net income (loss), respectively, for the six month period then ended. The Acquisition had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of April 28, 2013 excluded an assessment of the internal control over financial reporting of Metl-Span.

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

Our officers, directors and the CD&R Funds collectively control approximately 74% of our issued and outstanding Common Stock, accounting for the CD&R Funds’ ownership of Common Stock on an as-converted basis. On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion. In connection with the Conversion request, we have issued to the CD&R Funds 54,136,817 shares of our Common Stock. See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the CD&R Equity Investment. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the second quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
January 28, 2013 to February 24, 2013	—	—	—	129,218
February 25, 2013 to March 24, 2013	1,402	$16.39	—	129,218
March 25, 2013 to April 28, 2013	—	—	—	129,218

Total	1,402	$16.39	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the second quarter of fiscal 2013, we did not repurchase any shares of Common Stock. At April 28, 2013, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC. (Registrant)

Date: June 5, 2013	By:	/s/ Mark E. Johnson
Mark E. Johnson Executive Vice President, Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

3.5	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)

3.6	Amended and Restated Certificate of Designations, preferences and rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

