Form 10-Q
period 2013-07-28
NCI BUILDING SYSTEMS INC
filed 2013-09-06
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 28, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 1-14315

_______________________

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

_______________________

Delaware	76-0127701
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10943 N. Sam Houston Parkway W.
Houston, TX	77064
(Address of principal executive offices)	(Zip Code)

(281) 897-7788

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

_______________________

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

Common Stock, $.01 par value - 74,784,977 shares as of September 2, 2013

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	July 28, 2013	October 28, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,149	$55,158
Restricted cash	—	1,375
Accounts receivable, net	118,905	133,475
Inventories, net	135,201	106,015
Deferred income taxes	36,933	21,926
Income tax receivable	2,068	549
Investments in debt and equity securities, at market	4,601	4,076
Prepaid expenses and other	21,709	16,864
Assets held for sale	2,879	2,397

Total current assets	338,445	341,835

Property, plant and equipment, net	262,118	268,875
Goodwill	75,226	76,746
Intangible assets, net	49,989	53,028
Deferred financing costs, net	4,538	11,000

Total assets	$730,316	$751,484

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,384	$2,500
Note payable	835	515
Accounts payable	103,707	113,177
Accrued compensation and benefits	40,641	43,066
Accrued interest	255	345
Other accrued expenses	56,316	60,455

Total current liabilities	204,138	220,058

Long-term debt, net	240,991	234,444
Deferred income taxes	35,592	35,565
Other long-term liabilities	11,866	11,995

Total long-term liabilities	288,449	282,004

Series B cumulative convertible participating preferred stock	––	619,950
Stockholders’ equity deficit:
Common stock, $.01 par value, 100,000,000 shares authorized; 74,790,671 and 20,357,183 shares issued at July 28, 2013 and October 28, 2012, respectively; 74,784,977 and 20,354,217 shares outstanding at July 28, 2013 and October 28, 2012, respectively	1,466	925
Additional paid-in capital	634,011	4,991
Accumulated deficit	(391,011)	(369,850)
Accumulated other comprehensive loss	(6,645)	(6,568)
Treasury stock, at cost (5,694 and 2,966 shares at July 28, 2013 and October 28, 2012, respectively)	(92)	(26)

Total stockholders’ equity (deficit)	237,729	(370,528)

Total liabilities and stockholders’ equity (deficit)	$730,316	$751,484

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Sales	$317,201	$298,488	$908,184	$792,322
Cost of sales	250,163	232,903	719,440	615,113

Gross profit	67,038	65,585	188,744	177,209
Engineering, selling, general and administrative expenses	62,761	55,605	186,014	156,110
Acquisition-related costs	––	2,946	––	4,836

Income from operations	4,277	7,034	2,730	16,263
Interest income	29	44	101	100
Interest expense	(5,159)	(4,203)	(17,624)	(10,589)
Debt extinguishment costs, net	(21,491)	(6,437)	(21,491)	(6,437)
Other income (expense), net	219	(368)	859	11

Loss before income taxes	(22,125)	(3,930)	(35,425)	(652)
Provision (benefit) for income taxes	(9,933)	(663)	(14,264)	705

Net loss	$(12,192)	$(3,267)	$(21,161)	$(1,357)
Convertible preferred stock dividends and accretion	––	––	––	16,352
Convertible preferred stock beneficial conversion feature	––	––	––	11,878
Convertible preferred stock amendment	––	48,803	––	48,803

Net loss applicable to common shares	$(12,192)	$(52,070)	$(21,161)	$(78,390)

Loss per common share:
Basic	$(0.19)	$(2.74)	$(0.62)	$(4.16)
Diluted	$(0.19)	$(2.74)	$(0.62)	$(4.16)

Weighted average number of common shares outstanding:
Basic	64,217	18,997	34,290	18,830
Diluted	64,217	18,997	34,290	18,830

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Comprehensive loss:
Net loss	$(12,192)	$(3,267)	$(21,161)	$(1,357)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other, net of taxes(1)	(32)	3	(77)	4
Gains (losses) in fair value of foreign currency derivative, net of taxes(2)	––	––	––	(17)
Other comprehensive income (loss)	(32)	3	(77)	(13)
Comprehensive loss	$(12,224)	$(3,264)	$(21,238)	$(1,370)

_______________

(1)	Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both of the three months ended July 28, 2013 and July 29, 2012 and $0 in both the nine months ended July 28, 2013 and July 29, 2012.
(2)	Gains (losses) in fair value of foreign currency derivative are presented net of taxes of $46 in the nine months ended July 29, 2012.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	(Deficit)
Balance, October 28, 2012	20,357,183	$925	$4,991	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)
Conversion of Convertible Preferred Stock	54,136,817	541	619,409	—	—	––	––	619,950
Treasury stock purchases	—	—	(17)	—	—	(173,215)	(2,421)	(2,438)
Retirement of treasury shares	(170,487)	—	(2,355)	—	—	170,487	2,355	—
Issuance of restricted stock	391,016	—	—	—	—	—	—	—
Stock options exercised	76,142	—	674	—	—	—	—	674
Excess tax benefits from share-based compensation arrangements	—	—	974	—	—	—	—	974
Foreign exchange translation gain (loss) and other	—	—	—	—	(77)	—	—	(77)
Share-based compensation	—	—	10,335	—	—	—	—	10,335
Net loss	—	—	—	(21,161)	—	—	—	(21,161)
Balance, July 28, 2013	74,790,671	$1,466	$634,011	$(391,011)	$(6,645)	(5,694)	$(92)	$237,729

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012
Cash flows from operating activities:
Net loss	$(21,161)	$(1,357)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	29,991	21,992
Share-based compensation expense	10,335	6,183
Non-cash debt extinguishment costs	17,582	6,436
(Gain) loss on sale of property, plant and equipment	(38)	20
Provision for doubtful accounts	1,424	(409)
Provision (benefit) from deferred income taxes	(14,865)	86
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	13,146	5,143
Inventories	(29,186)	(16,330)
Income tax receivable	(1,859)	(146)
Prepaid expenses and other	(2,624)	(1,610)
Accounts payable	(5,561)	(3,072)
Accrued expenses	(5,160)	3,281
Other, net	(1,167)	28

Net cash (used in) provided by operating activities	(9,143)	20,245

Cash flows from investing activities:
Acquisition, net of cash acquired	––	(140,991)
Capital expenditures	(17,545)	(22,288)
Proceeds from sale of property, plant and equipment	—	55

Net cash used in investing activities	(17,545)	(163,224)

Cash flows from financing activities:
Proceeds from stock options exercised	674	—
Decrease in restricted cash	1,375	1,461
Proceeds on term loan	––	237,499
Payments on term loan	(10,375)	(131,325)
Payments on note payable	(1,239)	(1,193)
Proceeds from Amended ABL Facility	5,000	––
Payment of financing costs	(6,215)	(8,679)
Excess tax benefits from share-based compensation arrangements	974	1
Purchase of treasury stock	(2,438)	(1,524)

Net cash (used in) provided by financing activities	(12,244)	96,240

Effect of exchange rate changes on cash and cash equivalents	(77)	75
Net decrease in cash and cash equivalents	(39,009)	(46,664)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$16,149	$32,318

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JULY 28, 2013

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended July 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending November 3, 2013. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 2 — ACQUISITION

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”), which includes $4.7 million of cash acquired. The purchase price was also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Acquisition has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. For the period from October 29, 2012 to July 28, 2013, Metl-Span contributed revenue and operating income of $137.6 million and $8.0 million, respectively. Metl-Span assets acquired through the Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. The Acquisition resulted in goodwill of $70.0 million. During the three and nine month periods ended July 29, 2012, we recognized $2.9 million and $4.8 million, respectively, in acquisition-related costs.

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the fiscal three and nine months ended July 29, 2012 in the table below was prepared based on financial information for Metl-Span for the calendar months of October through June. The unaudited pro forma financial information for the fiscal three months ended July 28, 2013 and July 29, 2012 and the fiscal nine months ended July 28, 2013 and July 29, 2012 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

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

	Unaudited Pro Forma		Unaudited Pro Forma
	Fiscal Three Months Ended		Fiscal Nine Months Ended
(In thousands except per share amounts)	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Sales	$317,201	$325,974	$908,184	$899,596
Net income (loss)	$(12,192)	$(1,686)	$(21,161)	$3,090
Net loss applicable to common shares	$(12,192)	$(50,489)	$(21,161)	$(73,943)
Earnings per share:
Basic	$(0.19)	$(2.66)	$(0.62)	$(3.93)
Diluted	$(0.19)	$(2.66)	$(0.62)	$(3.93)

The following table summarizes the fair values of the assets acquired and liabilities assumed as part of the Acquisition. The fair value of certain assets acquired and liabilities assumed were finalized during the third quarter of fiscal 2013, including the finalization of certain contingent assets and liabilities which resulted in a $1.5 million decrease to goodwill during the third quarter of fiscal 2013. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. Additionally, as these plans are finalized, we may identify integration charges that are required to be recognized.

(In thousands)	June 22, 2012
Current assets	$35,197
Current deferred income taxes	1,166
Property, plant and equipment	57,572
Intangible assets	32,760
Assets acquired	$126,695
Current liabilities	$22,242
Deferred income taxes	27,404
Lease liability	1,392
Liabilities assumed	$51,038
Fair value of net assets acquired	$75,657
Total consideration paid	145,682
Goodwill	$70,025

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

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $70.0 million was recorded in our metal components segment. None of the goodwill recorded as a result of this transaction is expected to be deductible for tax purposes.

NOTE 3 — ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 — RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a bank account securing our agent bank. As of July 28, 2013, we no longer had cash collateralized letters of credit outstanding. As of October 28, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our Amended ABL Facility. See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. Restricted cash as of October 28, 2012 is classified as current as the underlying letters of credit expire within one year of that date.

NOTE 5 — INVENTORIES

The components of inventory are as follows (in thousands):

	July 28, 2013	October 28, 2012
Raw materials	$100,230	$77,459
Work in process and finished goods	34,971	28,556
	$135,201	$106,015

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of July 28, 2013 and July 29, 2012, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

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

During the nine month periods ended July 28, 2013 and July 29, 2012, we granted 2,101 and 92,832 stock options, respectively, and the grant-date fair value of options granted during the nine month periods ended July 28, 2013 and July 29, 2012 was $7.22 and $5.12, respectively. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the nine months ended July 28, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the nine months ended July 28, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended July 28, 2013 and July 29, 2012, we granted restricted stock awards with a fair value of $6.3 million or 442,198 shares and $6.8 million or 666,110 shares, respectively.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares(1)	$(12,192)	$(52,070)	$(21,161)	$(78,390)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	64,217	18,997	34,290	18,830

Basic and Diluted loss per common share	$(0.19)	$(2.74)	$(0.62)	$(4.16)

(1)	Participating securities consist of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company, and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

On May 14, 2013, the Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”) and Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”), the holders of 339,293 Preferred Shares, as defined below, delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we have issued the CD&R Funds 54,136,817 shares of our Common Stock. The Conversion eliminated all the outstanding Convertible Preferred Stock during our third quarter of fiscal 2013.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards and Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to the unvested restricted stock awards and our Preferred Shares prior to their Conversion from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to unvested restricted stock or Preferred Shares for the three and nine month periods ended July 28, 2013 and July 29, 2012 as the unvested restricted stock and Preferred Shares do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock. On July 29, 2012, the Preferred Shares were convertible into 54.1 million shares of Common Stock.

For both the three and nine month periods ended July 28, 2013 and July 29, 2012, all options, unvested restricted shares and PSUs were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012
Beginning balance	$23,236	$17,941
Warranties sold	2,604	2,365
Revenue recognized	(1,460)	(1,609)
Costs incurred and other	(2,234)	1,107

Ending balance	$22,146	$19,804

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	July 28, 2013	October 28, 2012
Credit Agreement, due June 2019 (variable interest, at 4.25% on July 28, 2013)	$238,375	$––
Credit Agreement, due May 2018 (variable interest, 8.0% on October 28, 2012)	––	248,750
Asset-Based Lending Facility, due May 2017 (interest at 4.75%)	5,000	––
Unamortized discount on Credit Agreement, net	––	(11,806)
Current portion of long-term debt	(2,384)	(2,500)

Total long-term debt, less current portion	$240,991	$234,444

Credit Agreement

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. As a result of the Amendment, in our third quarter of fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the lenders.

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At July 28, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

The Tranche B Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Initial Term Loans under the Term Loan Facility.  Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months.

Pursuant to the Amendment, NCI will no longer be subject to a financial covenant requiring NCI to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

Subject to certain exceptions, the term loan under the Amendment will be subject to mandatory prepayment in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and
•	50% of annual excess cash flow (as defined in the Amendment), subject to reduction to 0% if specified leverage ratio targets are met.

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

Prior to the Amendment, the term loan under the Credit Agreement was prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement was subject to a prepayment premium equal to 2% of the principal amount of the term loan so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loan so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

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

Under the Credit Agreement, prior to the Amendment, the Company was subject to a financial covenant that required the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio was required to be no more than 3.75:1.00 each quarter. Our consolidated total net debt to EBITDA leverage ratio as of October 28, 2012 was 2.23:1.00. Pursuant to the Amendment, NCI is no longer subject to a financial covenant requiring NCI to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods.

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

As a result of the Amended ABL Facility, in our third quarter of fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $112.7 million and $111.1 million, respectively. At July 28, 2013, we had $5.0 million of revolving loans outstanding under the Amended ABL Facility and at October 28, 2012, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at July 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $10.2 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity of between $15.0 million and $22.5 million. The minimum level of borrowing capacity as of July 28, 2013 and October 28, 2012 was $16.9 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at July 28, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.19:1.00 and 4.09:1.00, respectively.

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

At both July 28, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At July 28, 2013 and October 28, 2012, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $4.5 million and $11.0 million, respectively.

Insurance Note Payable

As of July 28, 2013 and October 28, 2012, we had outstanding a note payable in the amount of $0.8 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 — SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At July 28, 2013, the CD&R Funds own 72.4% of the voting power and Common Stock of the Company and on October 28, 2012, the CD&R Funds owned 72.7% of the voting power and Common Stock of the Company on an as-converted basis.

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

On May 8, 2012, we entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the Preferred Shares. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). However, this did not preclude the payment of contingent default dividends, if applicable.

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

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations.

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of July 28, 2013, we no longer have an embedded derivative. As of October 28, 2012, the fair value carrying amount of the embedded derivative was immaterial.

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

In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock. The Conversion on May 14, 2013 eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during our third quarter of fiscal 2013. As of October 28, 2012, the Preferred Shares and accrued dividends were convertible into 54.1 million shares of Common Stock. All of these shares were authorized and unissued at October 28, 2012.

During the nine months ended July 29, 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively. During the nine month period ended July 29, 2012, we recorded a net beneficial conversion feature charge of $11.9 million related to dividends that have accrued and are convertible into shares of Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at October 28, 2012 were as follows (in thousands):

October 28, 2012
Liquidation preference	$339,293
Accrued dividends	5,775

Aggregate liquidation preference	$345,068

At October 28, 2012, we had 339,293 Preferred Shares outstanding.

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of July 28, 2013 and October 28, 2012 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our Consolidated Balance Sheets at the respective fiscal period ends were (in thousands):

	July 28, 2013		October 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$238,375	$241,951	$––	$––
Credit Agreement, due May 2018 (1)	$––	$––	$236,944	$248,750

(1)	Carrying amount of the Credit Agreement, due May 2018 includes an unamortized discount of $11.8 million at October 28, 2012.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at July 28, 2013 and October 28, 2012.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 28, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$483	$—	$—	$483
Mutual funds — Growth	693	—	—	693
Mutual funds — Blend	2,242	—	—	2,242
Mutual funds — Foreign blend	646	—	—	646
Mutual funds — Fixed income	—	537	—	537

Total short-term investments in deferred compensation plan	4,064	537	—	4,601
Total assets	$4,064	$537	$—	$4,601

Liabilities:
Deferred compensation plan liability	$—	$(4,761)	$—	$(4,761)
Total liabilities	$—	$(4,761)	$—	$(4,761)

(1)	Unrealized holding gains (losses) for the three months ended July 28, 2013 and July 29, 2012 were $0.3 million and $(0.1) million, respectively. Unrealized holding gains (losses) for the nine months ended July 28, 2013 and July 29, 2012 were $0.6 million and $0.1 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of July 28, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Acquisition. See Note 2 — Acquisition for more information on our acquisition of Metl-Span. These assets and liabilities were recorded at their fair value upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or level 3 fair value measurements (goodwill and intangible assets). On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which did not preclude the payment of contingent default dividends. To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. See Note 10 — Series B Cumulative Convertible Participating Preferred Stock for more information on the Convertible Preferred Stock. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012 and it is a level 3 in the fair value hierarchy. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012

Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.8%	2.3%	2.1%	(8.9)%
Non-deductible acquisition costs	––	(22.1)%	––	(133.2)%
Canada valuation allowance	1.4%	(3.8)%	1.0%	(3.8)%
Non-deductible expenses	(1.0)%	3.0%	(1.9)%	3.0%
Other	6.7%	2.5%	4.1%	(0.2)%

Effective tax rate	44.9%	16.9%	40.3%	(108.1)%

The total amount of unrecognized tax benefit at July 28, 2013 and October 28, 2012 was $0.4 million and $0.3 million, respectively, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Total sales:
Metal coil coating	$56,478	$54,342	$155,539	$152,264
Metal components	161,008	142,092	462,075	354,586
Engineered building systems	158,369	164,265	454,030	453,278
Intersegment sales	(58,654)	(62,211)	(163,460)	(167,806)

Total sales	$317,201	$298,488	$908,184	$792,322

External sales:
Metal coil coating	$23,028	$19,415	$64,136	$59,225
Metal components	140,441	119,814	406,150	292,434
Engineered building systems	153,732	159,259	437,898	440,663

Total sales	$317,201	$298,488	$908,184	$792,322

Operating income (loss):
Metal coil coating	$5,521	$5,112	$15,818	$15,304
Metal components	8,054	9,372	19,263	23,931
Engineered building systems	6,123	9,078	14,360	23,414
Corporate	(15,421)	(16,528)	(46,711)	(46,386)

Total operating income (loss)	$4,277	$7,034	$2,730	$16,263
Unallocated other expense	(26,402)	(10,964)	(38,155)	(16,915)

Income (loss) before income taxes	$(22,125)	$(3,930)	$(35,425)	$(652)

	July 28, 2013	October 28, 2012
Total assets:
Metal coil coating	$69,836	$60,169
Metal components	385,542	381,028
Engineered building systems	223,714	214,227
Corporate	51,224	96,060

Total assets	$730,316	$751,484

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

NOTE 15 — SUBSEQUENT EVENT

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. There were no injuries or damage to the high value assets in the plant. Steps have been taken to divert orders to our Ohio and Georgia facilities, as required, to ensure customers continue to receive product with no disruption in service. We are working to restore the damaged ovens in order to resume full plant operations at Jackson, Mississippi as quickly as possible. In the fourth quarter of fiscal 2013, we anticipate taking a charge of between $0.5 million and $1.0 million for incremental operating costs as we temporarily re-route customer and internal orders. Over the next year, we anticipate recouping the majority of those costs from our insurance carrier.

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

We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit, operating income and whether or not each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

Third Fiscal Quarter

Third party sales in our metal coil coating segment increased 18.6% in the third quarter of fiscal 2013 compared to the same period in the prior year and increased 5.2% compared to the second quarter of fiscal 2013. Operating income increased to $5.5 million in the third quarter of fiscal 2013 compared to $5.1 million in the third quarter of fiscal 2012 and increased from $4.8 million in the second quarter of fiscal 2013. The performance of the segment was led by HVAC, lighting fixtures, and appliance sales and strong shipments of heavy gauge packages to construction markets.

The metal components segment produced a 17.2% increase in third-party sales in the third quarter of fiscal 2013 compared to the same period in the prior year and an 8.7% increase compared to the second quarter of fiscal 2013. Operating income declined to $8.1 million in the third quarter of fiscal 2013 from $9.4 million in the same period in the prior year and rose from $5.1 million in the second quarter of fiscal 2013. The year-over-year decline in operating income was due to the added costs associated with the integration of Metl-Span, the ramping-up of the recently renovated Mattoon, Illinois plant, as well as identifiable costs associated with investments in sales and marketing resources and systems. These costs were partially offset by increased volume in insulated metal panels as a result of the Metl-Span acquisition.

The engineered building systems segment’s total sales were down 3.6% in the third quarter of fiscal 2013 compared to the same period in the prior year, and third-party sales declined 3.5% over the same period. Third party sales grew 8.0% in the third quarter of fiscal 2013 compared to the second quarter of fiscal 2013. Operating income declined to $6.1 million in the third quarter of fiscal 2013 compared to $9.1 million in the comparable quarter last year and rose from $4.2 million in the second quarter of fiscal 2013. The performance of the engineered building systems segment was impacted by continued pricing pressures in the low demand environment as well as lower leverage on fixed costs.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and a period of historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced a decrease in orders and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1967 as compiled and reported by McGraw-Hill:

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in July 2013, indicates an expected increase of 5% in square footage and an increase of 1% in dollar value as compared to the prior calendar year. This represented a downward revision of the 2013 forecast published in April, which indicated an expected increase of 8% in square footage and an increase of 6% in dollar value as compared to 2012. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 17% in square footage and an increase of 14% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for July 2013 was above 50 at 52.7 and the commercial and industrial component of the index was at 54.2 for July 2013. This represents an improvement over those indices for April 2013, when both AIA’s ABI and the commercial and industrial component of the index were below 50.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal nine months ended July 28, 2013, steel represented approximately 72% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 3.3% from October 2012 to July 2013 and was 3.4% higher in July 2013 compared to July 2012 and represents purchases for forward delivery, according to a lead time, which will vary. For example, the July index would likely approximate our September steel purchase deliveries based on current lead times.

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

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	July 28, 2013%		July 29, 2012%		July 28, 2013%		July 29, 2012%
Total sales:
Metal coil coating	$56,478	18	$54,342	18	$155,539	17	$152,264	19
Metal components	161,008	51	142,092	48	462,075	51	354,586	45
Engineered building systems	158,369	50	164,265	55	454,030	50	453,278	57
Intersegment sales	(58,654)	(19)	(62,211)	(21)	(163,460)	(18)	(167,806)	(21)

Total sales	$317,201	100	$298,488	100	$908,184	100	$792,322	100

Operating income (loss):
Metal coil coating	$5,521		$5,112		$15,818		$15,304
Metal components	8,054		9,372		19,263		23,931
Engineered building systems	6,123		9,078		14,360		23,414
Corporate	(15,421)		(16,528)		(46,711)		(46,386)

Total operating income (loss)	$4,277		$7,034		$2,730		$16,263
Unallocated other expense	(26,402)		(10,964)		(38,155)		(16,915)

Loss before income taxes	$(22,125)		$(3,930)		$(35,425)		$(652)

FISCAL THREE MONTHS ENDED JULY 28, 2013 COMPARED TO FISCAL THREE MONTHS ENDED JULY 29, 2012

Consolidated sales increased by 6.3%, or $18.7 million for the three months ended July 28, 2013, compared to the three months ended July 29, 2012. This increase resulted from higher tonnage volumes in each of our operating segments for the three months ended July 28, 2013 compared to the same period in 2012 which was driven primarily by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by lower sales prices related to competitive pricing pressure and lower input costs in the current period.

Consolidated cost of sales increased by 7.4%, or $17.3 million for the three months ended July 28, 2013, compared to the three months ended July 29, 2012. Gross margins were 21.1% for the three months ended July 28, 2013 compared to 22.0% for the same period in the prior year. The decrease in gross margins was the result of lower sales prices as a result of competitive pricing pressures and lower steel costs and the integration cost for our Metl-Span acquisition. The decrease was partially offset by higher tonnage volumes in each of our operating segments.

Metal coil coating sales increased by 3.9%, or $2.1 million to $56.5 million in the three months ended July 28, 2013, compared to $54.3 million in the same period in the prior year. Sales to third parties for the three months ended July 28, 2013 increased by 18.6% to $23.0 million from $19.4 million in the same period in the prior year, primarily as a result of an 14.9% increase in external tons shipped, higher sales prices as a result of changes in material costs and higher package sales mix compared to toll processing sales mix. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.5 million represents a decrease in intersegment sales for the three months ended July 28, 2013 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.3% of total consolidated third-party sales in the three months ended July 28, 2013 compared to 6.5% in the three months ended July 29, 2012.

Operating income of the metal coil coating segment increased to $5.5 million in the three months ended July 28, 2013, compared to $5.1 million in the same period in the prior year. The $0.4 million increase resulted primarily from external volume as noted above, partially offset by the additional cost associated with the ramp up of the new Middletown facility which was partially offset by improved efficiencies at other facilities.

Metal components sales increased 13.3%, or $18.9 million to $161.0 million in the three months ended July 28, 2013, compared to $142.1 million in the same period in the prior year. This increase was primarily due to a 11.2% increase in external tons shipped, partially offset by lower sales prices driven by competitive pricing pressure and lower steel costs and a 10.9% reduction in internal volume. The volume increase was driven by the inclusion of Metl-Span in the current period. Metl-Span was acquired on June 22, 2012 and, after completion of certain operational integration activities, contributed an incremental $28.2 million of sales in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012. Sales to third parties for the three months ended July 28, 2013 increased $20.6 million to $140.4 million from $119.8 million in the same period in the prior year. The remaining $1.7 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 44.3% of total consolidated third-party sales in the three months ended July 28, 2013 compared to 40.1% in the three months ended July 29, 2012.

Operating income of the metal components segment decreased to $8.1 million in the three months ended July 28, 2013, compared to $9.4 million in the same period in the prior year. The $1.3 million decrease resulted primarily from a $1.6 million cost related to growth initiatives and a $1.2 million cost related to the integration of Metl-Span’s operations with our existing operations and the finalization of certain purchase accounting matters. The decrease in operating income was partially offset by an increase in external tons shipped as noted above due to the inclusion of Metl-Span. Metl-Span, after completion of certain operational integration activities, contributed an incremental $1.4 million of operating income during the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.

Engineered building systems sales decreased 3.6%, or $5.9 million to $158.4 million in the three months ended July 28, 2013, compared to $164.3 million in the same period in the prior year. This decrease resulted from lower sales prices as a result of competitive pricing pressure and lower steel costs in the three months ended July 28, 2013 compared to the same period in the prior year. This decrease was partially offset by a 3.7% increase in external tons shipped. Sales to third parties for the three months ended July 28, 2013 decreased $5.5 million to $153.7 million from $159.3 million in the same period in the prior year. The remaining $0.4 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 48.5% of total consolidated third-party sales in the three months ended July 28, 2013 compared to 53.4% in the three months ended July 29, 2012.

Operating income of the engineered building systems segment decreased to $6.1 million in the three months ended July 28, 2013 compared to $9.1 million in the same period in the prior year. This $3.0 million decline resulted from a $2.2 million decrease in gross profit due to lower sales prices as a result of competitive pricing pressure and lower steel costs, partially offset by an increase in external tons shipped. The decline in operating income was also the result of a $0.8 million increase in engineering, selling and administrative expenses primarily due to a $0.5 million increase in wages, commissions and benefit costs.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $62.8 million in the three months ended July 28, 2013, compared to $55.6 million in the same period in the prior year. The $7.2 million increase in engineering, selling and administrative expenses was primarily due to a $3.9 million increase in operating expenses attributable to the inclusion of Metl-Span, a $1.5 million increase in wages, commissions and benefits mainly the result of higher volumes and a $1.3 million increase in share-based compensation expense. As a percentage of sales, engineering, selling, general and administrative expenses were 19.8% for the three months ended July 28, 2013 as compared to 18.6% for the three months ended July 29, 2012.

Acquisition-related costs for the three months ended July 29, 2012 were $2.9 million. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. There was no amount recorded for the three months ended July 28, 2013. See “Liquidity and Capital Resources––Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $5.2 million for the three months ended July 28, 2013, compared to $4.2 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million. The increase in interest expense was partial offset by interest rates on the Credit Agreement, which decreased on June 24, 2013 from 8% to 4.25%, but had increased from 6.5% to 8% on June 22, 2012.

Debt extinguishment costs for the three months ended July 28, 2013 were $21.5 million, compared to $6.4 million in the same period in the prior year. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors. During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Consolidated provision (benefit) for income taxes was a $(9.9) million benefit for the three months ended July 28, 2013, compared to a $(0.7) million benefit for the same period in the prior year. The effective tax rate for the three months ended July 28, 2013 was 44.9% compared to 16.9% for the same period in the prior year. The increase in the income tax benefit for the three months ended July 28, 2013 compared to the same period in the prior year was primarily the result of the non-deductible acquisition costs during the three months ended July 29, 2012.

Consolidated Convertible Preferred Stock amendment for the three months ended July 29, 2012 was $48.8 million and related to the Amendment Agreement (the “Amendment Agreement”) which we entered into on May 8, 2012 with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the Preferred Shares. There was no amount recorded for the three months ended July 28, 2013. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). As a result of the transactions in the Amendment Agreement, we have determined the Series B Cumulative Convertible Participating Preferred Stock, par value $1.00 per share (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million. As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. See “—Convertible Preferred Stock.”

Diluted loss per common share improved to a loss of $(0.19) per diluted common share for the three months ended July 28, 2013, compared to a loss of $(2.74) per diluted common share for the same period in the prior year. The improvement in the diluted loss per common share was primarily due to the $39.9 million improvement in net loss applicable to shares of our Common Stock resulting from the factors described above in this section and the Conversion of our Convertible Preferred Stock into shares of our Common Stock in the third quarter of fiscal 2013. The Convertible Preferred Stock prior to its Conversion and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented.

FISCAL NINE MONTHS ENDED JULY 28, 2013 COMPARED TO FISCAL NINE MONTHS ENDED JULY 29, 2012

Consolidated sales increased by 14.6%, or $115.9 million for the nine months ended July 28, 2013, compared to the nine months ended July 29, 2012. This increase resulted from higher tonnage volumes in our metal coil coating, metal components and engineered building systems segments for the nine months ended July 28, 2013 compared to the same period in 2012, which was driven primarily by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by lower sales prices related to competitive pricing pressure, lower input costs and weather-related shipment delays in the current period.

Consolidated cost of sales increased by 17.0%, or $104.3 million for the nine months ended July 28, 2013, compared to the nine months ended July 29, 2012. Gross margins were 20.8% for the nine months ended July 28, 2013 compared to 22.4% for the same period in the prior year. The decrease in gross margins was the result of lower sales prices as a result of competitive pricing pressure, lower steel costs, the additional costs associated with the integration cost for our Metl-Span acquisition, the ramp-up of the new Middletown facility and our decision to retain and train skilled manufacturing workers in order to capture additional efficiencies in the seasonally stronger second half of our fiscal year. The decrease was partially offset by higher tonnage volumes in our metal coil coating, engineered building systems and metal components segments due to the inclusion of Metl-Span in the current period.

Metal coil coating sales increased by 2.2%, or $3.3 million to $155.5 million in the nine months ended July 28, 2013, compared to $152.3 million in the same period in the prior year. Sales to third parties for the nine months ended July 28, 2013 increased by 8.3% to $64.1 million from $59.2 million in the same period in the prior year, primarily as a result of higher package sales mix compared to toll processing sales mix and a 4.2% increase in external tons shipped. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $1.6 million represents a decrease in intersegment sales for the nine months ended July 28, 2013 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.1% of total consolidated third-party sales in the nine months ended July 28, 2013, compared to 7.5% in the nine months ended July 29, 2012.

Operating income of the metal coil coating segment increased to $15.8 million in the nine months ended July 28, 2013, compared to $15.3 million in the same period in the prior year. The $0.5 million increase resulted primarily from improved margins on intersegment sales mostly offset by the additional cost associated with the ramp up of the new Middletown facility and a $0.7 million increase in selling and administrative expenses related to a $0.7 million one-time insurance recovery in the same period in the prior year.

Metal components sales increased 30.3%, or $107.5 million to $462.1 million in the nine months ended July 28, 2013, compared to $354.6 million in the same period in the prior year. This increase was primarily due to a 25.2% increase in external tons shipped, partially offset by lower sales prices driven by competitive pricing pressure and lower steel costs and a 15.6% reduction in internal volume. The volume increase was driven by the inclusion of Metl-Span in the current period. Metl-Span was acquired on June 22, 2012 and, after completion of certain operational integration activities, contributed an incremental $119.8 million of sales in the nine months ended July 28, 2013 compared to the nine months ended July 29, 2012. Sales to third parties for the nine months ended July 28, 2013 increased $113.7 million to $406.2 million from $292.4 million in the same period in the prior year. The remaining $6.2 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 44.7% of total consolidated third-party sales in the nine months ended July 28, 2013 compared to 36.9% in the nine months ended July 29, 2012.

Operating income of the metal components segment decreased to $19.3 million in the nine months ended July 28, 2013, compared to $23.9 million in the same period in the prior year. The $4.7 million decrease resulted from a $4.0 million cost related to the integration of Metl-Span’s operations with our existing operations and the finalization of certain purchase accounting matters, a $3.5 million cost related to growth initiatives, a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge, a $1.3 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and a $1.0 million increase in bad debt expense mainly due to a significant collection of a significantly aged account in the prior year comparative period. The decrease in operating income was partially offset by an increase in external tons shipped as noted above due to the inclusion of Metl-Span. Metl-Span, after completion of certain operational integration activities, contributed an incremental $7.6 million of operating income during the nine months ended July 28, 2013 compared to the nine months ended July 29, 2012.

Engineered building systems sales increased 0.2%, or $0.8 million to $454.0 million in the nine months ended July 28, 2013, compared to $453.3 million in the same period in the prior year. This increase resulted from a 5.0% increase in external tons shipped. This increase was partially offset by lower sales prices as a result of competitive pricing pressure and lower steel costs in the nine months ended July 28, 2013 compared to the same period in the prior year. Sales to third parties for the nine months ended July 28, 2013 decreased $2.8 million to $437.9 million from $440.7 million in the same period in the prior year. The remaining $3.5 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 48.2% of total consolidated third-party sales in the nine months ended July 28, 2013 compared to 55.6% in the nine months ended July 29, 2012.

Operating income of the engineered building systems segment decreased to $14.4 million in the nine months ended July 28, 2013, compared to $23.4 million in the same period in the prior year. This $9.1 million decline resulted from a $7.1 million decrease in gross profit due to lower sales prices as a result of competitive pricing pressure and lower steel costs, increased labor costs incurred in anticipation of higher volumes in the seasonally stronger second half of our fiscal year and a $2.0 million increase in engineering, selling and administrative expenses primarily due to a $2.1 million increase in wages, commissions and benefit costs which was mainly the result of higher volume and $0.9 million in bad debt expense, partially offset by various individually insignificant items.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $186.0 million in the nine months ended July 28, 2013, compared to $156.1 million in the same period in the prior year. The $29.9 million increase in engineering, selling and administrative expenses was primarily due to a $16.5 million increase in operating expenses attributable to the inclusion of Metl-Span, a $4.0 million increase in share-based compensation expense, $4.9 million increase in wages, commissions and benefits mainly the result of higher volumes, a $2.4 million cost related to growth initiatives, a one-time $1.9 million recovery in the prior year related to an actuarially determined general liability charge and $1.9 million higher bad debt expense. As a percentage of sales, engineering, selling, general and administrative expenses were 20.5% for the nine months ended July 28, 2013 as compared to 19.7% for the nine months ended July 29, 2012.

Acquisition-related costs for the nine months ended July 29, 2012 were $4.8 million. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. There was no amount recorded for the nine months ended July 28, 2013. See “Liquidity and Capital Resources –– Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $17.6 million for the nine months ended July 28, 2013, compared to $10.6 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span acquisition and the Company entering into a Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million.

Debt extinguishment costs for the nine months ended July 28, 2013 were $21.5 million, compared to $6.4 million in the same period in the prior year. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors. During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the ABL Facility Amendment, in our third fiscal quarter 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Consolidated provision (benefit) for income taxes was a $(14.3) million benefit for the nine months ended July 28, 2013, compared to a $0.7 million provision for the same period in the prior year. The effective tax rate for the nine months ended July 28, 2013 was 40.3% compared to (108.1)% for the same period in the prior year. The improvement to an income tax benefit from an income tax provision for the nine months ended July 28, 2013 compared to the same period in the prior year was primarily the result of the non-deductible acquisition costs during the nine months ended July 29, 2012.

Consolidated Convertible Preferred Stock dividends and accretion was $16.4 million for the nine months ended July 29, 2012. There was no amount recorded for the nine months ended July 28, 2013. The $16.4 million related primarily to our paying accrued dividends on our Convertible Preferred Stock, which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the conversion of all of the Preferred Shares into shares of our Common Stock. See “Liquidity and Capital Resources — Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million for the nine months ended July 29, 2012. There was no amount recorded for the nine months ended July 28, 2013. The $11.9 million related to dividends that have accrued on our Convertible Preferred Stock and were convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The decrease was the result of an Amendment Agreement with the CD&R Funds, the holders of our Convertible Preferred Stock, on May 8, 2012 to eliminate our quarterly dividend obligation on the Preferred Shares. See “Liquidity and Capital Resources — Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock amendment for the nine months ended July 29, 2012 was $48.8 million and related to the Amendment Agreement. There was no amount recorded for the nine months ended July 28, 2013. As a result of the transactions in the Amendment Agreement, we have determined the Convertible Preferred Stock should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, was recorded at fair value in the amount of $620.0 million. As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, funds managed by CD&R held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. See “—Convertible Preferred Stock.”

Diluted loss per common share improved to a loss of $(0.62) per diluted common share for the nine months ended July 28, 2013, compared to a loss of $(4.16) per diluted common share for the same period in the prior year. The improvement in the diluted loss per common share was primarily due to the $57.2 million decline in net loss applicable to shares of our Common Stock resulting from the factors described above in this section and the Conversion of our Convertible Preferred Stock into shares of our Common Stock in the third quarter of fiscal 2013. The Convertible Preferred Stock prior to its Conversion and the unvested restricted Common Stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $55.2 million to $16.1 million during the nine months ended July 28, 2013. The following table summarizes our consolidated cash flows for the nine months then ended July 28, 2013 and July 29, 2012 (dollars in thousands):

	Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012
Net cash (used in) provided by operating activities	(9,143)	20,245
Net cash used in investing activities	(17,545)	(163,224)
Net cash (used in) provided by financing activities	(12,244)	96,240
Effect of exchange rate changes on cash and cash equivalents	(77)	75
Net decrease in cash and cash equivalents	(39,009)	(46,664)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$16,149	$32,318

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

Net cash used in operating activities was $9.1 million during the nine months ended July 28, 2013 compared to $20.2 million of net cash provided by operating activities in the comparable period of fiscal 2012. This difference was largely driven by changes in working capital and the decrease in earnings over the comparable period of the prior year.

Cash generated from accounts receivable was $8.0 million higher in the current nine month period than the comparable period of the prior year. This increase was also driven by the significant year-over-year revenue growth. This growth was partially offset by an increase in days sales outstanding (“DSO”) to 36 days as of July 28, 2013 from 33 days at July 29, 2012. The increase in DSO is partially due to the inclusion of Metl-Span, which has historically had a slower customer payment cycle, in the current period. In addition, we experienced slower customer payments as our customers are beginning to experience growth in their businesses after several years of decline, putting additional pressure on the customers’ working capital needs and timeliness of payments. The slower customer payments have resulted in additional provision for doubtful accounts accordingly.

Cash used during the period to invest in inventory was $29.2 million for the nine months ended July 28, 2013 which was higher than the $16.3 million invested in the comparable period of the prior year. The increase was driven by an increase in inventory purchases to meet seasonal demand in the fourth quarter of fiscal 2013 compared to the same period in fiscal 2012 and by an increase in our days inventory on-hand (“DIO”), as our DIO was 49 days as of July 28, 2013 as compared to 44 days at July 29, 2012.

Investing Activities

Cash used in investing activities of $17.5 million during the nine months ended July 28, 2013 was lower than the $163.2 million invested in the comparable period of the prior year primarily due to the $141.0 million of cash used for the acquisition of Metl-Span, net of cash acquired, on June 22, 2012. In the nine months ended July 28,2013, $17.5 million was used for capital expenditures predominantly related to a new insulated panel system line, the new metal coil coating facility and computer software. In the nine months ended July 29, 2012, $22.3 million was used for capital expenditures predominantly related to two new insulated panel system facilities, machinery and equipment and computer software.

Financing Activities

Cash (used in) provided by financing activities decreased to $12.2 million of cash used in financing activities from $96.2 million of cash provided by financing activities in the comparable prior year period. The $12.2 million used in financing activities during the nine months ended July 28, 2013 was primarily attributable to the $10.4 million of payments made to reduce our outstanding term loan and $6.2 million of payments for financing costs related to an amendment to our Credit Agreement, partially offset by proceeds of $5.0 million from our Amended ABL Facility during the nine months ended July 28, 2013. The $96.2 million of cash provided by financing activities during the nine months ended July 29, 2012 was primarily attributable to the proceeds from borrowings under the Credit Agreement in the amount of $237.5 million and $1.5 million decrease in restricted cash as a result of the release of the restricted cash held as collateral on our letters of credit, partially offset by the extinguishment and payments of the existing amended and restated credit agreement, due April 2014 in the amount of $131.3 million, $8.7 million of financing costs and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock.

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

At October 28, 2012, we had 339,293 Preferred Shares outstanding. In addition, at October 28, 2012, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million. As of October 28, 2012, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million, and the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

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

On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the Preferred Shares. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012, or Dividend Knock-out. However, this did not preclude the payment of contingent default dividends, if applicable. On July 5, 2012, the Company filed an Amended and Restated Certificate of Designations with the Secretary of State for the state of Delaware effecting the elimination of the quarterly dividend obligation on the Preferred Shares.

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

During the nine months ended July 29, 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively. During the nine month period ended July 29, 2012, we recorded a net beneficial conversion feature charge of $11.9 million related to dividends that have accrued and are convertible into shares of Common Stock.

See Note 10 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to dividends or default dividends as specified in the Certificate of Designations. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

The Company filed, pursuant to the Registration Rights Agreement dated as of October 20, 2009 among the Company and the CD&R Funds, a registration statement on Form S-3 for the offer and sale of common stock from time to time by the CD&R Funds of their common stock. The registration statement became effective on March 28, 2013.

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At July 28, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $238.4 million and $248.8 million, respectively. As a result of the Amendment, in our third quarter of fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At July 28, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

The Tranche B Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Initial Term Loans under the Term Loan Facility.  Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months.

Pursuant to the Amendment, NCI will no longer be subject to a financial covenant requiring NCI to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

In addition to our Credit Agreement, we have entered into the Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. At July 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $112.7 million and $111.1 million, respectively. At July 28, 2013, we had $5.0 million of revolving loans outstanding under the Amended ABL Facility and at October 28, 2012, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at July 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $10.2 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

Credit Agreement. On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At July 28, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $238.4 million and $248.8 million, respectively. As a result of the Amendment, in our third quarter of fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25 percent per annum. At July 28, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

The Tranche B Term Loans are secured by the same collateral and guaranteed by the same guarantors as the previous $238.4 million of outstanding term loans (the “Initial Term Loans”) under the Term Loan Facility.  Voluntary prepayments of the Tranche B Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00 percent premium payable in connection with certain repricing transactions within the first six months.

Pursuant to the Amendment, NCI will no longer be subject to a financial covenant requiring NCI to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

Subject to certain exceptions, the term loan under the Amendment will be subject to mandatory prepayment in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and
•	50% of annual excess cash flow (as defined in the Amendment), subject to reduction to 0% if specified leverage ratio targets are met.

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provides for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

Prior to the Amendment, the term loan under the Credit Agreement was prepayable at the Company’s option at any time. Prepayments in connection with a repricing transaction (as defined in the Credit Agreement) during the first two years after the closing of the Credit Agreement was subject to a prepayment premium equal to 2% of the principal amount of the term loan so prepaid during the first year after the closing of the Credit Agreement and 1% of the principal amount of the term loan so prepaid during the second year after the closing of the Credit Agreement. Prepayments may otherwise be made without premium or penalty (other than customary breakage costs).

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

Under the Credit Agreement, prior to the Amendment, the Company was subject to a financial covenant that required the Company to maintain a specified consolidated total net debt to EBITDA leverage ratio for specified periods. The consolidated total net debt to EBITDA leverage ratio must be no more than 3.75:1.00 each quarter. Our consolidated total net debt to EBITDA leverage ratio as of October 28, 2012 was 2.23:1.00. Pursuant to the Amendment, NCI is no longer subject to a financial covenant requiring NCI to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods.

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

In connection with the execution of the Credit Agreement the Company, certain of the Company’s subsidiaries, Wells Fargo Capital Finance, LLC, as administrative agent (the “ABL Agent”) under the Company’s Amended ABL Facility (as defined below), and the Term Agent entered into an amendment (the “Intercreditor Agreement Amendment”) to the Company’s existing Intercreditor Agreement, dated as of October 20, 2009, providing for, among other things, the obligations under the Credit Agreement to become subject to the provisions of the Intercreditor Agreement.

ABL Facility. On May 2, 2012, we entered into the Amended Asset-Based Lending Facility (the “ABL Facility”) to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 28, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $112.7 million and $111.1 million, respectively. At July 28, 2013, we had $5.0 million of revolving loans outstanding under the Amended ABL Facility and at October 28, 2012, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at July 28, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $10.2 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

An unused commitment fee is paid monthly on the Amended ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the Amended ABL Facility also apply.

The obligations of the borrowers under the Amended ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the Amended ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent. In connection with the Acquisition, Metl-Span became a borrower under the ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing Guaranty Agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity of between $15.0 million and $22.5 million. The minimum level of borrowing capacity as of July 28, 2013 and October 28, 2012 was $16.9 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at July 28, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.19:1.00 and 4.09:1.00, respectively.

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

At both July 28, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $112.7 million available at July 28, 2013 and $16.1 million of cash at July 28, 2013. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $10 million and $13 million for the remainder of fiscal 2013 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program though we have no intention to repurchase shares in the near-term. Although we did not purchase any Common Stock during the three months ended July 28, 2013 under the stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

Our corporate strategy seeks potential acquisitions that would provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt. See “— Acquisition of Metl-Span LLC” below.

The Company may repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its Consolidated Balance Sheets.

Recent Development

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. There were no injuries or damage to the high value assets in the plant. Steps have been taken to divert orders to our Ohio and Georgia facilities, as required, to ensure customers continue to receive product with no disruption in service. We are working to restore the damaged ovens in order to resume full plant operations at Jackson, Mississippi as quickly as possible. In the fourth quarter of fiscal 2013, we anticipate taking a charge of between $0.5 million and $1.0 million for incremental operating costs as we temporarily re-route customer and internal orders. Over the next year, we anticipate recouping the majority of those costs from our insurance carrier.

Acquisition of Metl-Span LLC

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, pursuant to the terms of the Equity Purchase Agreement, among VSMA, Inc., Metl-Span, NCI Group, Inc. and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash. The purchase price was also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. The fair value of certain assets acquired and liabilities assumed were finalized during the third quarter of fiscal 2013, including the finalization of certain contingent assets and liabilities which resulted in a $1.5 million decrease to goodwill during the third quarter of fiscal 2013. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc.

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

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include “adjusted” operating income (loss), adjusted EBITDA, “adjusted” net income (loss) per diluted common share and “adjusted” net income (loss) applicable to common shares. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures, on a consolidated and operating segment basis, assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. In addition, certain financial covenants related to our Credit Agreement and Amended ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended July 28, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$5,521	$8,054	$6,123	$(15,421)	$4,277

	For the Three Months Ended July 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,112	$9,372	$9,078	$(16,528)	$7,034
Acquisition-related costs	––	––	––	2,946	2,946

“Adjusted” operating income (loss)	$5,112	$9,372	$9,078	$(13,582)	$9,980

	For the Nine Months Ended July 28, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$15,818	$19,263	$14,360	$(46,711)	$2,730

	For the Nine Months Ended July 29, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$15,304	$23,931	$23,414	$(46,386)	$16,263
Acquisition-related costs	—	—	––	4,836	4,836
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508

“Adjusted” operating income (loss)	$15,304	$22,002	$23,414	$(41,042)	$19,678

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	4th Quarter October 28, 2012	1st Quarter January 27, 2013	2nd Quarter April 28, 2013	3rd Quarter July 28, 2013	Trailing 12 Months July 28, 2013
Net income (loss)	$6,270	$(3,627)	$(5,342)	$(12,192)	$(14,891)
Add:
Depreciation and amortization	10,355	9,122	8,809	9,066	37,352
Consolidated interest expense, net	6,226	6,244	6,149	5,130	23,749
Provision (benefit) for income taxes	3,379	(1,825)	(2,506)	(9,933)	(10,885)
Acquisition-related costs	153	––	––	––	153
Debt-extinguishment costs, net	––	––	––	21,491	21,491
Non-cash charges:
Stock-based compensation	3,116	3,442	3,445	3,448	13,451
Asset impairments (recoveries)	13	––	––	––	13
Embedded derivative	(5)	(5)	(4)	(50)	(64)

Adjusted EBITDA	$29,507	$13,351	$10,551	$16,960	$70,369

	4th Quarter October 30, 2011	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	3rd Quarter July 29, 2012	Trailing 12 Months July 29, 2012
Net income (loss)	$3,411	$589	$1,321	$(3,267)	$2,054
Add:
Depreciation and amortization	6,753	6,158	5,841	7,248	26,000
Consolidated interest expense, net	3,685	3,296	3,034	4,159	14,174
Provision (benefit) for income taxes	398	426	942	(663)	1,103
Acquisition-related costs	––	396	1,494	2,946	4,836
Debt extinguishment costs, net	––	––	––	6,437	6,437
Cash restructuring charges	283	––	––	––	283
Executive retirement	––	––	508	––	508
Non-cash charges:
Stock-based compensation	1,776	1,972	2,119	2,090	7,957
Asset impairments (recoveries)	1,214	––	––	(22)	1,192
Embedded derivative	(6)	(5)	(6)	(5)	(22)

Adjusted EBITDA	$17,514	$12,832	$15,253	$18,923	$64,522

The following tables reconcile adjusted diluted income (loss) per common share to loss per diluted common share and adjusted income (loss) applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net loss per diluted common share, GAAP basis	$(0.19)	$(2.74)	$(0.62)	$(4.16)
Convertible preferred stock beneficial conversion feature and amendment	––	2.57	––	3.22
Acquisition-related costs, net of taxes	––	0.14	––	0.20
Debt extinguishment costs, net of taxes	0.21	0.21	0.39	0.21
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	––	––	(0.06)
Executive retirement, net of taxes	––	––	––	0.02
Adjustment for participating securities interest in earnings, net of taxes	––	(0.13)	––	––

“Adjusted” net income (loss) per diluted common share	$0.02	$0.05	$(0.23)	$(0.57)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 28, 2013	July 29, 2012	July 28, 2013	July 29, 2012
Net loss applicable to common shares, GAAP basis	$(12,192)	$(52,070)	$(21,161)	$(78,390)
Convertible preferred stock beneficial conversion feature and amendment	––	48,803	––	60,681
Acquisition-related costs, net of taxes	––	2,683	––	3,847
Debt extinguishment costs, net of taxes	13,238	3,965	13,238	3,965
Actuarial determined general liability self-insurance charges (recovery), net of taxes	––	––	––	(1,188)
Executive retirement, net of taxes	––	––	––	313
Adjustment for participating securities interest in earnings, net of taxes	––	(2,458)	––	––

“Adjusted” net income (loss) applicable to common shares	$1,046	$923	$(7,923)	$(10,772)

_______________

(1)	The Company did not incur special charges during the three and nine months ended July 28, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 28, 2013, we were not involved in any unconsolidated SPE transactions.

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

DISCLOSURE UNDER SECTION 13(R) OF THE EXCHANGE ACT

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 28, 2013, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume ® — coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Given the level of steel industry consolidation, the expanded capacity on the Gulf Coast and slow economic recovery, we believe steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the July index would likely approximate our September steel purchase deliveries based on current lead-times. Due to current market conditions, the most recent CRU prices have been based on a lower than normal trading volume.

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

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During the nine months ended July 28, 2013, we purchased approximately 25% of our steel requirements from two vendors in the United States. No other vendor accounted for over 10% of our steel requirements during the nine months ended July 28, 2013. During the nine months ended July 28, 2013, we purchased less than 30% of our steel from foreign suppliers. Limiting purchases to domestic suppliers further reduces our available steel supply base.

With steel accounting for approximately 72% of our cost of sales for the fiscal nine months ended July 28, 2013, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $5.2 million for the nine months ended July 28, 2013, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At July 28, 2013, we had $238.4 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement at July 28, 2013 was approximately $242.0 million compared to the face value of $238.4 million. The fair value of our Credit Agreement at October 28, 2012 was approximately $248.8 million compared to the face value of $236.9 million, net of the unamortized discount of $11.8 million.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for the three and nine month periods ended July 28, 2013 were $(0.3) million and $(0.2) million, respectively. Net foreign currency re-measurement losses for the three and nine month periods ended July 29, 2012 were $(0.2) million and $(0.3) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month period ended July 28, 2013 was $0.2 million and was $0.3 million for the nine month period ended July 28, 2013. The net foreign currency exchange gains (losses) included in net income for the three month period ended July 29, 2012 was insignificant and was $(0.1) million for the nine month period ended July 29, 2012. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three and nine month periods ended July 28, 2013 was insignificant and $0.9 million, respectively, and was $0.4 million for both the three and nine month periods ended July 29, 2012.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 28, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

During the fiscal quarter ended July 28, 2013, we converted one of our divisions within our engineered buildings systems segment, representing approximately 21% of our consolidated revenues, to an existing ERP (enterprise resource planning) system, replacing their existing system. We took steps to monitor and maintain appropriate internal controls during this period of change, including procedures to preserve the integrity of the data converted and a review by management to validate the data converted. Additionally, we provided training to individuals using the system to help them perform their responsibilities. We anticipate that the implementation of this software will strengthen the overall system of internal controls due to enhanced automation and integration of related processes. The system change was undertaken to further our operations and integrate systems and was not undertaken in response to any actual or perceived deficiencies in our internal control over financial reporting.

Other than changes resulting from the ERP system conversion discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the third quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
April 29, 2013 to May 26, 2013	1,916	$16.59	—	129,218
May 27, 2013 to June 23, 2013	—	—	—	129,218
June 24, 2013 to July 28, 2013	2,376	$15.43	—	129,218

Total	4,292	$15.95	—	129,218

____________________

(1)	These shares were shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. During the third quarter of fiscal 2013, we did not repurchase any shares of Common Stock. At July 28, 2013, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 5, 2013	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)

3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to the Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)

3.4	Third Amended and Restated By-laws, effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)

10.1	Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 _______________

*	Filed herewith
**	Furnished herewith

