Form 10-K
period 2013-11-03
NCI BUILDING SYSTEMS INC
filed 2013-12-23
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 3, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 28, 2013, was $344,265,289, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the registrant outstanding on December 16, 2013 was 74,785,726.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of November 3, 2013.

i

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental cleanups and liabilities;
•	competitive activity and pricing pressure;
•	the volatility of the Company’s stock price;
•	breaches of our information security system security measures;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations;
•	our ability to integrate Metl-Span LLC (“Metl-Span”) with our business and to realize the anticipated benefits of such acquisition (the “Acquisition”);

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

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

PART I

Item 1. Business.

General

NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $163 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represented approximately 87% of the total nonresidential construction industry during our fiscal year 2013. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of over 3,300 authorized builders across North America in our engineered building systems segment.

We are comprised of a family of companies operating 38 manufacturing facilities spanning the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and a period of relatively low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced a decrease in orders and cancellations of orders for our products in previous periods, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges.

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in October 2013, indicates an expected increase of 5% in square footage and an increase of 4% in dollar value as compared to the prior calendar year. This represented a upward revision of the 2013 forecast published in July, which indicated an expected increase of 5% in square footage and an increase of 1% in dollar value as compared to 2012. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 11% in square footage and an increase of 8% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s Architectural Billing Index (“ABI”) is a closely watched metric, as billings growth for architectural services generally leads to construction spending growth for the following 9 to 12 months. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2013 was above 50 at 51.6 and the commercial and industrial component of the index was at 53.7 for October 2013. The commercial and industrial component of the index represents an improvement over October 2012, when the index was 50.1.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended November 3, 2013, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 3.6% from October 2012 to October 2013 and was 9.4% lower in October 2012 compared to October 2011. Generally, we are able to adjust our sales prices in response to fluctuations in steel costs.

On October 20, 2009, we completed a financial restructuring that resulted in a change of control of the Company. As part of the restructuring, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), purchased an aggregate of 250,000 shares of a newly created class of our convertible preferred stock, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), then representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (the “Equity Investment”). Under the terms of the Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock (the “Certificate of Designations”), as initially adopted in October 2009, we were contractually obligated to pay quarterly dividends to the CD&R Funds, subject to certain dividend “knock-out” provisions.

On May 2, 2012, we entered into an Amended Asset-Based Lending Facility (“Amended ABL Facility”) to (i) permit the acquisition of Metl-Span, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

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

On June 22, 2012, we completed the acquisition of Metl-Span acquiring all of its outstanding membership interests for approximately $145.7 million in cash, which includes $4.7 million of cash acquired. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Metl-Span’s operations are now conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Acquisition has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The term loans under the Credit Agreement will mature on May 2, 2018 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to dividends or default dividends as specified in the Certificate of Designations. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during fiscal 2013.

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

Operating Segments

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

Our total sales, external sales, operating income (loss) and total assets attributable to these operating segments were as follows for the fiscal years indicated (in thousands):

	2013	%	2012	%	2011	%
Total sales:
Metal coil coating	$222,064	17	$210,227	18	$201,098	21
Metal components	663,094	51	534,853	46	437,655	46
Engineered building systems	655,767	50	643,473	56	548,594	57
Intersegment sales	(232,530)	(18)	(234,543)	(20)	(227,770)	(24)
Total net sales	$1,308,395	100	$1,154,010	100	$959,577	100
External sales:
Metal coil coating	$92,970	7	$81,106	7	$75,394	8
Metal components	581,772	44	446,720	39	353,797	37
Engineered building systems	633,653	49	626,184	54	530,386	55
Total net sales	$1,308,395	100	$1,154,010	100	$959,577	100
Operating income (loss):
Metal coil coating	$24,027		$22,322		$17,944
Metal components	36,167		34,147		20,643
Engineered building systems	23,405		37,596		13,011
Corporate	(64,411)		(62,376)		(53,225)
Total operating income (loss)	$19,188		$31,689		$(1,627)
Unallocated other expense	(40,927)		(22,692)		(14,720)
Income (loss) before income taxes	$(21,739)		$8,997		$(16,347)
Total assets as of fiscal year end 2013, 2012 and 2011:
Metal coil coating	$71,118	9	$60,169	8	$55,509	10
Metal components	380,488	49	381,028	51	175,906	31
Engineered building systems	199,551	26	214,227	29	206,232	37
Corporate	129,106	16	96,060	12	123,507	22
Total assets	$780,263	100	$751,484	100	$561,154	100

Metal Coil Coating.

Products.  Metal coil coating consists of cleaning, treating and painting various flat-rolled metals, in coil form, as well as slitting and/or embossing the metal, before the metal is fabricated for use by various industrial users. Light gauge and heavy gauge metal coils that are painted, either for decorative or corrosion protection purposes, are utilized in the building industry by manufacturers of metal components and engineered building systems. In addition, these painted metal coils are utilized by manufacturers of other products, such as water heaters, lighting fixtures, ceiling grids, HVAC and appliances. We clean, treat and coat both heavy gauge (hot-rolled) and light gauge metal coils for our other operating segments and for third party customers, who utilize them in a variety of applications, including construction products, heating and air conditioning systems, water heaters, lighting fixtures, ceiling grids, office furniture, appliances and other products. We provide toll coating services under which the customer provides the metal coil and we provide only the coil coating process. We also provide a painted metal package under which we sell both the metal coil and the coil coating service together.

We believe that pre-painted metal coils provide manufacturers with a higher quality, environmentally cleaner and more cost-effective solution to operating their own in-house painting operations. Pre-painted metal coils also offer manufacturers the opportunity to produce a broader and more aesthetically pleasing range of products.

Manufacturing.  We currently operate six metal coil coating facilities located in six U.S. states. Two of our facilities coat hot-rolled, heavy gauge metal coils and four of our facilities coat light gauge metal coils. In

January 2013, we began commercial operations at our Middletown, Ohio coating facility. This facility was acquired in 2010 and remained idle until we determined that it was needed to support the growth of our business. Additional capital expenditures were invested to meet our purposes and required efficiencies prior to opening the facility.

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

Sales, Marketing and Customers.  We process metal coils to supply substantially all the coating requirements of our own metal components and engineered building systems operating segments. We also process metal coils to supply external customers in a number of different industries.

We market our metal coil coating products and processes under the brand names “Metal Coaters” and “Metal Prep”. Each of our metal coil coating facilities has an independent sales staff.

We sell our products and processes principally to OEM customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2013, the largest customer of our metal coil coating segment accounted for approximately 1.3% of our total consolidated sales and external sales of our metal coil coating segment represented 7.1% of total metal coil coating segment sales for that year.

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

One of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We completed the acquisition of Metl-Span on June 22, 2012. Metl-Span operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products. In fiscal 2013, Metl-Span, after completion of certain operational integration activities, contributed revenue and operating income of $189.5 million and $13.3 million, respectively. For the period from June 22, 2012 to October 28, 2012,

Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively. We retooled one facility in Jackson, Mississippi and another facility in Mattoon, Illinois to manufacture insulated panels and these facilities are now operational. One previously idled facility is being retooled to produce an architectural line for insulated metal panels and is expected to become operational in early 2014. In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and metal and other buildings.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, see “— Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI”, “American Building Components” (“ABC”), “Eco-ficient”, “IPS”, “Metl-Span” and “Metal Depots.” Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots which has nine retail stores throughout the United States and specifically targets end-use consumers and small general contractors.

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

Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2013, our largest customer for metal components accounted for less than 1% of our total consolidated sales and external sales collectively accounted for 44.5% of total metal components segment sales for that year.

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

Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. According to the MBMA, domestic and export sales of engineered building systems by its members, which represent a portion of the number of actual buildings manufactured totaled approximately $2.3 billion and $2.1 billion for 2012 and 2011, respectively. Although final calendar 2013 sales information is not yet available from the MBMA, we estimate that sales in dollars of engineered building systems will increase in 2013 compared with 2012. McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, increased by 2.0% during our fiscal year 2013. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in October 2013, indicates an expected increase of 5% in square footage and an increase of 4% in dollar value as compared to the prior calendar year. This represented an upward revision of the 2013 forecast published in July, which indicated an expected increase of 5% in square footage and an increase of 1% in dollar value as compared to 2012. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 11% in square footage and an increase of 8% in dollar value.

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

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,300 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2013, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales and external sales collectively accounted for 48.4% of total engineered building systems segment sales for that year.

The majority of our sales of engineered building systems are made through our authorized builder networks. We enter into an authorized builder agreement with independent general contractors that market our products and services to users. These agreements generally grant the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party with between 30 and 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. In some cases, we may defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage those businesses to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting and other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders.

Business Strategy

We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•	Corporate-Wide Initiatives. Fixed cost containment as the nonresidential construction market improves is our top corporate-wide initiative. We will continue our focus on leveraging technology and automation to be one of the lowest cost producers, and enhance plant utilization through expanded use of our hub and spoke distribution model. To further distinguish the value of our products and services, we are reorganizing our manufacturing platform as a single, integrated organization, to rapidly incorporate the benefits of lean manufacturing best practices and efficiencies across all of our facilities.
•	Metal Coil Coating Segment. Through diversification of our external customer base, we plan to substantially increase toll and package sales and make the segment somewhat less dependent on the construction industry. We will continue to leverage efficiency improvements to be one of the lowest cost producers.
•	Metal Components Segment. We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base. One previously idled facility is being retooled to produce an architectural line of insulated metal panels and is expected to become operational in early 2014.
•	Engineered Building Systems Segment. We intend to enhance the performance of our differentiated brands by aligning our operations to achieve the best total value building design, delivered complete and on-time, every time. We are focused on providing industry leading cycle times, service and quality, while improving customer satisfaction.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel which we purchase from multiple steel producers. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. We purchased approximately 11% of our product material costs from one vendor in fiscal 2013 and 14% of our product material costs from one vendor in fiscal 2012. No other vendor accounted for over 10% of our product material costs during fiscal 2013 or 2012. Although we believe concentration of our steel purchases among a small group of suppliers that have mills and warehouse facilities close to our facilities enables us, as a large customer of those suppliers, to obtain better pricing, service and delivery, the loss of one or all of these suppliers could have a material adverse effect on our ability to obtain the raw materials required to meet delivery schedules to our customers. These suppliers generally maintain an inventory of the types of materials we require.

Our raw materials on hand increased to $87.6 million at November 3, 2013 from $77.5 million at October 28, 2012 due to higher levels of business activity and the acquisition of Metl-Span.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2013 and 2012, steel prices fluctuated due to market conditions ranging from a high point on the CRU Index of 173 to a low point of 161 in fiscal 2013 and fluctuated from a high point on the CRU Index of 194 to a low point of 165 in fiscal 2012. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

Backlog

At November 3, 2013 and October 28, 2012, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $323.2 million and $304.7 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 10% of this backlog will extend beyond one year.

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

We are comprised of a family of companies operating 38 manufacturing facilities across the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. These facilities are used for the manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic distribution gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.

We compete with a number of other providers of metal coil coating services to manufacturers of metal components and engineered building systems for the building industry, ranging from small local firms to large national firms. Most of these competitors operate on a regional basis. Competition in the metal coil coating industry is intense and is based primarily on quality, service, delivery and price.

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

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring investigative or remedial action to mitigate or address certain environmental conditions that may have been caused by our operations or practices, or discovered to be attributable to former owners or operators at properties we have acquired; or
•	enjoining or restricting the operations of facilities found to be out of compliance with environmental laws and regulations, permits or other legal authorizations issued pursuant to such laws or regulations.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil or criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, the issuance of orders enjoining or limiting current or future operations, or the denial or revocation of permits or other legal authorizations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or industrial wastes have been mismanaged or otherwise released. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or contaminants into the environment.

The trend in environmental regulation is to place more restrictions and limitations on activities that potentially affect human health, welfare or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may differ from what we presently anticipate. However, we strategically anticipate future regulatory requirements that might be imposed and plan accordingly to meet and maintain compliance with such environmental laws and regulations, and to minimize the associated costs of such compliance while not encroaching on our ability to comply.

We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental compliance activities we are presently engaged in are not expected to materially interrupt or diminish our operational ability to manufacture our products. We cannot assure, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions related to our operations will not cause us to incur significant costs.

The following is a discussion of some environmental and safety requirements that relate to our business:

Air Emissions.  Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from various industrial stationary sources, including our manufacturing facilities, and impose various permitting, monitoring, recordkeeping and reporting requirements. Such laws and regulations may require us to: obtain pre-approval for the construction or modification of certain projects or facilities with the potential to produce new or increased air emissions; obtain and strictly comply with operating permits that specify air emissions and operational limitations; or utilize best available emission control technologies to limit or reduce emissions from our facilities.

Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potential administrative civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in conjunction with obtaining and complying with pre-construction authorizations or operating permits for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements.

Greenhouse Gases.  More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduced demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA.

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

In October 2011, the California Air Resources Board (CARB) adopted a cap-and-trade program that will help the state reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Beginning in 2013, cap-and-trade regulations apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new GHG legislation or regulations would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us, our raw material suppliers and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

Hazardous and Solid Industrial Waste.  Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws. RCRA imposes detailed requirements for the handling, storage, treatment and disposal of hazardous wastes. For example, industrial wastes we generate such as paint waste, spent solvents, and used oils may be regulated as hazardous waste. However, RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste, although non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA. We do not believe that our operations will be materially adversely affected by such requirements.

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our typical operations, we use materials and generate industrial solid wastes that may fall within the definition of a “hazardous substance.”

CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health, welfare or the environment and seek to recover from the responsible classes of persons the costs incurred for remedial activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for: the full or partial costs of cleaning up and restoring sites where hazardous substances historically generated by us have been released; for damages to natural resources; and for the costs of certain risk assessment studies.

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

Under such laws, we could be required to remove hazardous substances or previously disposed of industrial wastes (including wastes disposed by prior owners or operators); to investigate or remediate contaminated property (including contaminated soil and groundwater, whether from prior owners or operators or other historic activities or releases); or perform remedial closure operations to control or prevent future contamination. Moreover, neighboring landowners and other affected parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

Wastewater Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and strictly comply with categorical industrial waste water standards and pretreatment or discharge permits containing limits on various water pollutant and discharge parameters.

Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and, potentially, administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for wastewater treatment equipment in connection with maintaining compliance with wastewater pretreatment or discharge permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil and criminal fines or penalties as well as associated remedial obligations. We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Research and Development Costs

Total expenditures for research and development were $1.6 million, $1.6 million and $1.3 million for fiscal 2013, 2012 and 2011, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins, and fasteners.

Employees

As of November 3, 2013, we had approximately 4,484 employees, of whom 3,192 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 11.6% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

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

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the MBMA, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in October 2013, indicates an expected increase of 5% in square footage and an increase of 4% in dollar value as compared to the prior calendar year. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 11% in square footage and an increase of 8% in dollar value. Additionally, we review the AIA survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s ABI is a closely watched metric, as billings growth for architectural services generally leads to construction spending growth for the following 9 to 12 months. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2013 was above 50 at 51.6 and the commercial and industrial component of the index was at 53.7 for October 2013. The commercial and industrial component of the index represents an improvement over October 2012, when the index was 50.1.

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

Discord, conflict, and lack of compromise within and between the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results.

The inability of the legislative and executive branches of the U.S. government to pass in a timely manner a federal government budget, control deficit spending, address tax revenue requirements and effectively manage short and long term U.S. government borrowing, debt ratings, and debt ceiling adjustments could negatively impact U.S. domestic and global financial markets thereby reducing demand by our customers for our products and services thereby reducing our revenues. Similarly, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. These actions could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our results of operations and financial condition.

Regulation from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) could adversely affect our business or financial results.

Changes in regulatory requirements, such as the reporting requirements relating to conflict minerals originating in the Democratic Republic of Congo or adjoining countries included in the Dodd-Frank Act, or evolving interpretations of existing regulatory requirements, may result in increased compliance cost, capital expenditures and other financial obligations that could adversely affect our business or financial results.

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

We have substantial debt service obligations. As of November 3, 2013, we had aggregate indebtedness of approximately $238 million. The debt that we carry may have important consequences to us, including the following:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes may be impaired or additional financing may not be available on favorable terms;
•	We must use a portion of our cash flow to pay the principal and interest on our debt. These payments reduce the funds that would otherwise be available for our operations and future business opportunities;
•	Because we may be more leveraged than some of our competitors, our debt may place us at a competitive disadvantage;
•	A substantial decrease in our net operating cash flows could make it difficult for us to meet our debt service requirements and force us to modify our operations; and
•	We may be more vulnerable to a downturn in our business or the economy generally.

If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can give you no assurance that we can do any of these things on satisfactory terms or at all.

Subject to restrictions in our Credit Agreement and Amended ABL Facility, we may incur substantial additional debt from time to time to finance acquisitions, capital expenditures or for other purposes.

Restrictive covenants in the Credit Agreement and the Amended ABL Facility may adversely affect us.

We must comply with operating and financing restrictions in the Credit Agreement and the Amended ABL Facility. We may also have similar restrictions with any future debt. These restrictions affect, and in many respects limit or prevent us from:

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

Under the Amended ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in the Company’s concentration account to the repayment of the loans outstanding under the Amended ABL Facility, subject to an intercreditor agreement between the lenders under the Credit Agreement and the Amended ABL Facility. In addition, during a Dominion Event, we are required to make mandatory payments on the Amended ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Amended ABL Facility. If excess availability under the Amended ABL Facility falls below certain levels, our asset-based loan facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

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

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2013 and determined that no impairments of our goodwill or long-lived intangibles were required.

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

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. If demand for our products declines, our inventory may increase. We can give you no assurance that steel will remain available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business — Raw Materials” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Steel Prices.”

We rely on a few major suppliers for our supply of steel, which makes us more vulnerable to supply constraints and pricing pressure, as well as the financial condition of those suppliers.

We rely on a few major suppliers for our supply of steel and may be adversely affected by the bankruptcy, financial condition or other factors affecting those suppliers. During fiscal 2013, we purchased approximately 11% of our product material costs from one vendor in the United States. No other vendor accounted for over 10% of our product material costs during fiscal 2013. Due to unfavorable market conditions and our inventory supply requirements during fiscal 2013, we purchased less than 10% of our steel from foreign suppliers. Pricing and lead time limits our use of foreign suppliers. Therefore, production cutbacks or a prolonged labor strike against one or more of our principal domestic suppliers could have a material adverse effect on our operations. Furthermore, if one or more of our current suppliers is unable for financial or any other reason to continue in business or to produce steel sufficient to meet our requirements, essential supply of our primary raw materials could be temporarily interrupted, and our business could be adversely affected.

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

Because we emit and discharge pollutants into the environment, own and operate real property that has historically been used for industrial purposes, and generate and handle hazardous substances and industrial wastes, we incur costs and liabilities to comply with environmental laws and regulations. We may incur significant additional costs as those laws and regulations or their enforcement change in the future if there is a release of hazardous substances into the environment, or if a historical release of hazardous substances, industrial wastes or other contamination is identified.

The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions; (ii) the federal RCRA and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities; and (iii) CERCLA and comparable state laws that impose liability for the investigation and cleanup of hazardous substances or industrial wastes that may have been released at properties currently or previously owned or operated by us, or at locations to which we have sent industrial waste for disposal.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties; the imposition of investigative or remedial requirements; personal injury, property or natural resource damages claims; and the issuance of orders enjoining current or future operations, or the denial or revocation of permits or other legal authorizations. For more information about the effect of environmental laws and regulations on our business, see “Item 1. Business — Environmental Matters.”

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

During fiscal 2013, our stock price on the New York Stock Exchange ranged from a high of $17.85 per share to a low of $10.87 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

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

In connection with the Equity Investment, we entered into a stockholders agreement with the CD&R Funds pursuant to which the CD&R Funds have substantial governance and other rights and setting forth certain terms and conditions regarding the Equity Investment and the ownership of the CD&R Funds’ shares of Common Stock.

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

Transactions engaged in by the CD&R Funds or our directors or executives involving our Common Stock may have an adverse effect on the price of our stock.

Our officers, directors and the CD&R Funds collectively control approximately 74% of our issued and outstanding Common Stock. On May 14, 2013, the CD&R Funds delivered a formal notice requesting the conversion of their 339,293 shares of Preferred Stock into Common Stock (the “Conversion”). In connection with the Conversion request, we issued to the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of our issued and outstanding Common Stock as of November 3, 2013. See Note 13 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the CD&R Equity Investment. Future sales of our Common Stock by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

In October 2011, the California Air Resources Board (CARB) adopted a cap-and-trade program that will help the state reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Beginning in 2013, cap-and-trade regulations apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new GHG legislation or regulations would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on us, our raw material suppliers and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

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

Damage to our computer infrastructure and software systems could harm our business.

The unavailability of any of our primary information management systems for any significant period of time could have an adverse effect on our operations. In particular, our ability to deliver products to our customers when needed, collect our receivables and manage inventory levels successfully largely depend on the efficient operation of our computer hardware and software systems. Through information management systems, we provide inventory availability to our sales and operating personnel, improve customer service through better order and product reference data and monitor operating results. Difficulties associated with upgrades, installations of major software or hardware, and integration with new systems could lead to business interruptions that could harm our reputation, increase our operating costs and decrease our profitability. In addition, these systems are vulnerable to, among other things, damage or interruption from power loss, computer system and network failures, loss of telecommunications services, operator negligence, physical and electronic loss of data, or security breaches and computer viruses.

We have contracted with third-party service providers that provide us with redundant data center services in the event that our major information management systems are damaged. The backup data centers and other protective measures we take could prove to be inadequate. Our inability to restore data completely and accurately could lead to inaccurate and/or untimely filings of our periodic reports with the SEC, tax filings with the IRS or other required filings, all of which could have a significant negative impact on our corporate reputation and could negatively impact our stock price or result in fines or penalties that could impact our financial results.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2. Properties.

As of November 3, 2013, we conduct manufacturing operations at the following facilities.

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,000	Leased
Tolleson, Arizona	Metal components(1)	70,551	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	98,137	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	118,446	Owned
Douglasville, Georgia	Doors and related metal components	87,811	Owned
Marietta, Georgia	Metal coil coating	205,000	Leased
Mattoon, Illinois	Metal components(8)	124,800	Owned
Shelbyville, Indiana	Metal components(1)	70,200	Owned
Shelbyville, Indiana	Metal components(8)	108,300	Leased
Monticello, Iowa	Engineered building systems(4)	231,966	Owned
Oskaloosa, Iowa	Metal components(5)	74,561	Owned
Nicholasville, Kentucky	Metal components(5)	55,000	Owned
Jackson, Mississippi	Metal components(8)	126,340	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	129,682	Owned
Omaha, Nebraska	Metal components(5)	56,716	Owned
Las Vegas, Nevada	Metal components(8)	126,400	Leased
Rome, New York	Metal components(5)	53,700	Owned
Middletown, Ohio	Metal coil coating	170,000	Owned
Caryville, Tennessee	Engineered building systems(4)	211,910	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	84,736	Owned
Houston, Texas	Metal components(3)	264,641	Owned
Houston, Texas	Metal coil coating	40,000	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,572	Owned
Lewisville, Texas	Metal components(8)	91,800	Owned
Lubbock, Texas	Metal components(1)	95,376	Owned
Midlothian, Texas	Metal components(9)	60,000	Owned
San Antonio, Texas	Metal components(5)	65,000	Owned
Salt Lake City, Utah	Metal components(3)	84,800	Owned
Prince George, Virginia	Metal components(8)	101,400	Owned
Spokane, Washington	Engineered building systems(4)	150,560	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,196	Owned
Ancaster, Canada	Engineered building systems(10)	25,025	Leased

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	Polystyrene.
(10)	Sales and distribution.

We also operate nine Metal Depots facilities in our metal components segment that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

Additionally, we own approximately seven acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. We also own approximately ten acres of land at another location in Houston adjacent to one of our manufacturing facilities. We own approximately 14 acres of undeveloped land adjacent to our Garco facility in Spokane, Washington.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 16, 2013, there were 63 holders of record and an estimated 8,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Credit Agreement and Amended ABL Facility either limit or restrict our ability to do so. On May 14, 2013, the CD&R Funds converted all of their Preferred Shares into shares of our Common Stock. As a result of the conversion, the CD&R funds no longer have rights to dividends or default dividends with regard to the Preferred Shares. We paid the December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. The December 15, 2011 dividend payment was paid in-kind at a pro rata rate of 8% per annum while the March 15, 2012 dividend payment that was paid-in-kind was paid at a pro rata rate of 12% per annum.

Fiscal Year 2013 Quarter Ended	High	Low
January 27	$15.38	$10.87
April 28	$17.85	$15.01
July 28	$17.47	$14.00
November 3	$15.17	$11.22

Fiscal Year 2012 Quarter Ended	High	Low
January 29	$11.91	$7.76
April 29	$12.84	$11.04
July 29	$12.15	$8.92
October 28	$12.08	$9.80

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2013:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
July 29, 2013 to August 25, 2013	—	—	—	129,218
August 26, 2013 to September 22, 2013	—	—	—	129,218
September 23, 2013 to November 3, 2013	1,829	$13.29	—	129,218
Total	1,829	$13.29	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy the minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our common stock. There is no time limit on the duration of the program. During the fourth quarter of fiscal 2013, we did not repurchase any shares of Common Stock. At November 3, 2013, there were 129,218 shares of common stock remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 2, 2008 to the end of the fiscal year ended November 3, 2013 with the cumulative total return on the (i) S&P SmallCap Index and (ii) S&P 600 Building Products peer group. The comparison assumes $100 was invested on November 2, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
November 2013

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

Item 6. Selected Financial Data.

The selected financial data for each of the three fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 has been derived from the Audited consolidated financial statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 31, 2010 and November 1, 2009 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2013(1)		2012		2011		2010		2009
	(In thousands, except per share data)
Sales	$1,308,395		$1,154,010		$959,577		$870,526		$965,252
Net income (loss)	(12,885	)(2)	4,913	(3)	(9,950	)(5)	(26,877	)(6)	(750,796	)(7)
Net income (loss) applicable to common shares	(12,885	)(2)	(72,120	)(3)	(47,466	)(5)	(311,227	)(6)	(762,509	)(7)
Earnings (loss) per common share(9):
Basic	(0.29)		(3.81)		(2.58)		(17.07)		(171.18)
Diluted	(0.29	)(2)	(3.81	)(3)	(2.58	)(5)	(17.07	)(6)	(171.18	)(7)
Cash flow from operating activities	64,142		47,722		41,437		6,306		95,336
Total assets	780,263		751,484		561,154		560,524		614,168
Total debt	237,775		236,944	(4)	130,699		136,305		150,249
Convertible Preferred Stock	––		619,950		273,950		256,870		222,815
Stockholders’ equity (deficit)	$252,758		$(370,528)		$(35,690)		$(2,714)		$50,078
Diluted average common shares	44,761	(8)	18,932		18,369		18,229		4,403

(1)	Fiscal 2013 includes 53 weeks of operating activity.
(2)	Includes debt extinguishment costs of $21.5 million ($13.2 million after tax) and proceeds from insurance recovery of $1.0 million ($0.6 million after tax) and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax) in fiscal 2013.
(3)	Includes acquisition-related costs of $5.0 million ($3.7 million after tax), debt extinguishment costs of $6.4 million ($4.0 million after tax), actuarial determined general liability self-insurance of $1.9 million ($1.2 million after tax) and executive retirement costs of $0.5 million ($0.3 million after tax) in fiscal 2012.
(4)	Includes debt discount of $11.8 million.
(5)	Includes restructuring charges of $0.3 million ($0.2 million after tax) and asset impairments of $1.1 million ($0.7 million after tax) in fiscal 2011.
(6)	Includes restructuring charges of $3.5 million ($2.2 million after tax), asset impairments of $1.1 million ($0.7 million after tax) and environmental and other contingency adjustments of $0.2 million ($0.2 million after tax) in fiscal 2010.
(7)	Includes goodwill and other intangible asset impairment of $622.6 million ($600.0 million after tax), debt extinguishment and refinancing costs of $97.6 million ($92.4 million after tax), lower of cost or market charge of $40.0 million ($25.8 million after tax), change in control charges of $11.2 million ($6.9 million after tax), restructuring charges of $9.1 million ($5.6 million after tax), asset impairments of $6.3 million ($3.9 million after tax), interest rate swap of $3.1 million ($1.9 million after tax) and environmental and other contingencies of $1.1 million ($0.7 million after tax) in fiscal 2009.
(8)	In May 2013, the CD&R Funds converted all of their Preferred Shares into 54.1 million shares of our Common Stock.
(9)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

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

We use a  52/53 week year with our fiscal year end on the Sunday closest to October 31. As a result, the fourth quarter of fiscal 2013 included an additional week of operating activity.

We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit, operating income and whether or not each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

Fiscal 2013 Overview

Third party sales in our metal coil coating segment increased 14.6% in fiscal 2013 compared to fiscal 2012. Revenue mix improved with a shift from “tolling” activities to complete packages which include the underlying steel coil. Operating income increased to $24.0 million in fiscal 2013 compared to $22.3 million in fiscal 2012. Earnings growth was outpaced by revenue growth primarily as the result of ramping up the new Middletown, Ohio coating facility, lower operating efficiency caused by an unplanned business interruption in the fourth quarter, as well as the result of operating costs for sales and marketing activities and costs related to the extra week during the fiscal year. The metal coil coating segment experienced a fire-related business interruption in our Jackson, Mississippi facility during the fourth quarter of fiscal 2013. We were able to quickly transfer production requirements to our other metal coil coating facilities, minimizing any disruption for both our internal and external customers. The damaged equipment has been repaired and the plant was fully operational by the end of the fiscal year. In addition, the ramp-up of the Middletown, Ohio operations crossed over the breakeven point and produced operating earnings during the fourth quarter of fiscal 2013.

The metal components segment produced a 30.2% increase in third-party sales in fiscal 2013 compared to fiscal 2012, primarily driven by the inclusion of Metl-Span for the full year of fiscal 2013 and a more favorable product mix. Operating income grew to $36.2 million in fiscal 2013 from $34.1 million in fiscal 2012 primarily resulting from the inclusion of Metl-Span for the full year.

Impacted by weak demand, third party sales in our engineered building systems segment increased 1.2% in fiscal 2013 compared to fiscal 2012. Operating income declined to $23.4 million in fiscal 2013 compared to $37.6 million in fiscal 2012. Operating margins were lower primarily due to competitive pricing and margin compression on projects booked earlier in fiscal 2013. In addition, we incurred approximately $2.6 million in costs for specific growth initiatives that we believe will enhance our sales effectiveness and value delivered to our customers. The foundational systems integration that occurred in the third quarter of fiscal 2013 is now forming the platform for further operational improvement planned in fiscal 2014.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period has adversely affected the ability of our customers to obtain financing for construction projects. As a result, we have experienced decreases in orders and cancellations of orders for our products in previous fiscal quarters, and the ability of our customers to make payments has been adversely affected. Similar factors could cause our suppliers to experience financial distress or bankruptcy, resulting in temporary raw material shortages. While economic growth has either resumed or remains flat, the nonresidential construction industry continues to face significant challenges. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:

McGraw-Hill Nonresidential Construction Activity

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2013, published in October 2013, indicates an expected increase of 5% in square footage and an increase of 4% in dollar value as compared to the prior calendar year. This represented an upward revision of the 2013 forecast published in July, which indicated an expected increase of 5% in square footage and an increase of 1% in dollar value as compared to 2012. In calendar 2014, activity is expected to increase compared to calendar 2013, with an expected increase of 11% in square footage and an increase of 8% in dollar value. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billings growth for architectural services generally leads to construction spending growth for the following 9 to 12 months. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2013 was above 50 at 51.6 and the commercial and industrial component of the index was at 53.7 for October 2013. The commercial and industrial component of the index represents an improvement over October 2012, when the index was 50.1.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal year ended November 3, 2013, steel represented approximately 72% of our costs of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Historically, we have been able to adjust our sales prices in response to increases in steel prices. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 3.6% from October 2012 to October 2013 and was 9.4% lower in October 2012 compared to October 2011. For additional discussion of steel prices, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”

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

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	November 3, 2013	October 28, 2012	October 30, 2011
Sales	100.0%	100.0%	100.0%
Cost of sales, excluding gain on insurance recovery and asset impairments (recoveries)	78.9	77.8	79.0
Gain on insurance recovery	(0.0)	—	—
Asset impairments (recoveries)	—	0.0	0.1
Gross profit	21.1	22.2	20.9
Engineering, selling, general and administrative expenses	19.7	19.0	21.1
Acquisition-related costs	—	0.5	––
Restructuring charges (recovery)	—	—	(0.0)
Income (loss) from operations	1.4	2.7	(0.2)
Interest income	0.0	0.0	0.0
Interest expense	(1.6)	(1.4)	(1.6)
Debt extinguishment costs, net	(1.6)	(0.5)	—
Other income, net	0.1	0.0	0.1
Income (loss) before income taxes	(1.7)	0.8	(1.7)
Provision (benefit) from income taxes	(0.7)	0.4	(0.7)
Net income (loss)	(1.0)%	0.4%	(1.0)%

SUPPLEMENTARY OPERATING SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

The following table represents total sales, external sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	2013	%	2012	%	2011	%
Total sales:
Metal coil coating	$222,064	17	$210,227	18	$201,098	21
Metal components	663,094	51	534,853	46	437,655	46
Engineered building systems	655,767	50	643,473	56	548,594	57
Intersegment sales	(232,530)	(18)	(234,543)	(20)	(227,770)	(24)
Total net sales	$1,308,395	100	$1,154,010	100	$959,577	100
External sales:
Metal coil coating	$92,970	7	$81,106	7	$75,394	8
Metal components	581,772	44	446,720	39	353,797	37
Engineered building systems	633,653	49	626,184	54	530,386	55
Total net sales	$1,308,395	100	$1,154,010	100	$959,577	100
Operating income (loss):
Metal coil coating	$24,027		$22,322		$17,944
Metal components	36,167		34,147		20,643
Engineered building systems	23,405		37,596		13,011
Corporate	(64,411)		(62,376)		(53,225)
Total operating income (loss)	$19,188		$31,689		$(1,627)
Unallocated other expense	(40,927)		(22,692)		(14,720)
Income (loss) before income taxes	$(21,739)		$8,997		$(16,347)

RESULTS OF OPERATIONS FOR FISCAL 2013 COMPARED TO FISCAL 2012

Consolidated sales increased by 13.4%, or $154.4 million for fiscal 2013, compared to fiscal 2012. This increase resulted from higher tonnage volumes in each of our segments, driven primarily by the inclusion of Metl-Span in the current period and improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by lower sales prices related to competitive pricing pressure and lower steel and input costs in the current period.

Consolidated cost of sales, excluding gain on insurance recovery, increased by 15.1%, or $135.4 million for fiscal 2013, compared to fiscal 2012. Gross margins were 21.1% for fiscal 2013 compared to 22.2% for fiscal 2012. The decrease in gross margins was the result of lower sales prices due to competitive pricing pressure and lower steel costs, the additional costs associated with the integration cost for our Metl-Span acquisition, the ramp-up of the new Middletown, OH coating facility and our decision to retain and train skilled manufacturing workers in order to capture additional efficiencies in the seasonally stronger second half of our fiscal year which did not materialize. The decrease was partially offset by higher tonnage volumes in each of our operating segments due factors discussed above.

Consolidated gain on insurance recovery for fiscal 2013 was $1.0 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of 2013, the ovens were repaired and we received insurance proceeds of approximately $1.0 from claims submitted to date. These insurance proceeds have been classified as a “gain on insurance recovery” on the consolidated statement of operations. There was no amount recorded for fiscal 2012. See Note 5 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Metal coil coating sales increased by 5.6%, or $11.9 million to $222.1 million in fiscal 2013, compared to $210.2 million in the same period in the prior year. Sales to third parties for fiscal 2013 increased by 14.6% to $93.0 million from $81.1 million in the same period in the prior year, primarily as a result of a 8.7% increase in external tons shipped and a higher package sales mix compared to toll processing sales mix.

Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. Metal coil coating third-party sales accounted for 7.1% of total consolidated third-party sales in fiscal 2013, compared to 7.0% in fiscal 2012.

Operating income of the metal coil coating segment increased to $24.0 million in fiscal 2013, compared to $22.3 million in the same period in the prior year. The $1.7 million increase resulted primarily from the previously discussed insurance recovery and the increase in external volume, partially offset by the additional costs associated with the ramp-up of the new Middletown facility.

Metal components sales increased 24.0%, or $128.2 million to $663.1 million in fiscal 2013, compared to $534.9 million in the same period in the prior year. This increase was primarily due to a 22.4% increase in external tons shipped and higher sales prices, mainly driven by a more favorable sales mix, partially offset by lower steel costs during the fiscal 2013. The external volume increase was primarily driven by the full year inclusion of Metl-Span in the current period. After completion of certain operational integration activities, Metl-Span contributed an incremental $125.5 million of sales in fiscal 2013 compared to fiscal 2012. Sales to third parties for fiscal 2013 increased $135.1 million to $581.8 million from $446.7 million in the same period in the prior year. The remaining $6.8 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 44.5% of total consolidated third-party sales in fiscal 2013 compared to 38.7% in fiscal 2012.

Operating income of the metal components segment increased to $36.2 million in fiscal 2013, compared to $34.1 million in the same period in the prior year. The $2.0 million increase resulted from an increase in external tons shipped as noted above due to the full year inclusion of Metl-Span, which contributed an incremental $8.6 million of operating income during fiscal 2013 compared to fiscal 2012. The increase in operating income was partially offset by costs related to certain growth initiatives and investments in our sales force. Additionally, the prior year comparative period was favorably impacted by the collection of a significantly aged account in the prior year comparative period.

Engineered building systems sales increased 1.9%, or $12.3 million to $655.8 million in fiscal 2013, compared to $643.5 million in the same period in the prior year. This increase resulted from a 5.5% increase in external tons shipped. This increase was partially offset by lower sales prices as a result of competitive pricing pressure and lower steel costs in fiscal 2013 compared to the same period in the prior year. Sales to third parties for fiscal 2013 increased $7.5 million to $633.7 million from $626.2 million in the same period in the prior year. The remaining $4.8 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 48.4% of total consolidated third-party sales in fiscal 2013 compared to 54.3% in fiscal 2012.

Operating income of the engineered building systems segment decreased to $23.4 million in fiscal 2013, compared to $37.6 million in the same period in the prior year. This $14.2 million decrease was driven by competitive pricing pressure, lower steel costs and increased labor costs from personnel retained in anticipation of higher demand, which did not materialize during the second half of 2013. The decrease in operating income was partially offset by the increase in external tons discussed above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $256.9 million in fiscal 2013, compared to $219.3 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.6% for fiscal 2013 as compared to 19.0% for fiscal 2012. The increase was primarily driven by the full year inclusion of Metl-Span in fiscal 2013 which contributed an additional $15.7 million. In addition, the increase in costs over the prior year was driven by unique expenditures incurred to improve our distribution channels, manufacturing capabilities and customer responsiveness, higher non-cash stock compensation charges, the extra week in fiscal 2013 and variable costs on the increased activity levels.

Acquisition-related costs for fiscal 2012 were $5.0 million. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. There was no amount recorded for fiscal 2013. See “Liquidity and Capital Resources –– Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $21.0 million for fiscal 2013, compared to $16.8 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Acquisition and the Company entering into the Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million.

Consolidated debt extinguishment costs for fiscal 2013 were $21.5 million, compared to $6.4 million in the same period in the prior year. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors. During our third quarter of fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the Amended ABL Facility, in our third fiscal quarter of 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Consolidated provision (benefit) for income taxes was an $(8.9) million benefit for fiscal 2013, compared to a $4.1 million provision for the same period in the prior year. The effective tax rate for fiscal 2013 was (40.7)% compared to 45.4% for fiscal 2012. The change to an income tax benefit from an income tax provision for fiscal 2013 compared to the prior year was primarily the result of the non-deductible acquisition costs during fiscal 2012.

Consolidated Convertible Preferred Stock dividends and accretion was $16.4 million for fiscal 2012. There was no amount recorded for fiscal 2013. The $16.4 million related primarily to our paying accrued dividends on our Convertible Preferred Stock, which prior to May 18, 2012 accrued and accumulated on a daily basis at 12% per annum. We do not expect to pay dividends on the Preferred Shares in future periods as a result of the conversion of all of the Preferred Shares into shares of our Common Stock. See “Liquidity and Capital Resources — Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock beneficial conversion feature charge was $11.9 million in fiscal 2012. There was no amount recorded for fiscal 2013. The $11.9 million related to dividends that have accrued on our Convertible Preferred Stock and were convertible into shares of Common Stock at a conversion price below the prevailing market price of Common Stock during the accrual period. The decrease was the result of the Amendment Agreement with the CD&R Funds, the holders of our Convertible Preferred Stock, on May 8, 2012 to eliminate our quarterly dividend obligation on the Preferred Shares (the “Amendment Agreement”). See “Liquidity and Capital Resources — Convertible Preferred Stock.”

Consolidated Convertible Preferred Stock amendment for fiscal 2012 was $48.8 million and related to the Amendment Agreement. There was no amount recorded for fiscal 2013. As a result of the transactions made in conjunction with the Amendment Agreement, we have determined the Convertible Preferred Stock should be treated as an extinguishment and reissuance and, therefore, as of May 8, 2012, the Convertible Preferred Stock was recorded at fair value in the amount of $620.0 million. Upon the closing of the transactions made in conjunction with the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of $345.1 million. On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. See “— Convertible Preferred Stock.”

Diluted loss per common share improved to a loss of $(0.29) per diluted common share for fiscal 2013, compared to a loss of $(3.81) per diluted common share for the same period in the prior year. The improvement in the diluted loss per common share was primarily due to the $59.2 million decline in net loss applicable to shares of our Common Stock resulting from the factors described above in this section and the Conversion of our Convertible Preferred Stock into shares of our Common Stock in the third quarter of fiscal 2013. The Convertible Preferred Stock prior to its Conversion and the unvested restricted Common Stock related to our 2003 Long-Term Stock Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in both periods presented.

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

Debt extinguishment costs for fiscal 2012 was $6.4 million. There was no amount recorded in the same period of the prior year. During fiscal 2012, we recognized a non-cash debt extinguishment charge related to the deferred financing costs of the amended and restated credit agreement, due April 2014, of $5.1 million. In addition, as a result of the Amended ABL Facility, in fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents increased from $55.2 million to $77.4 million during fiscal 2013. The following table summarizes our consolidated cash flows for fiscal 2013 and fiscal 2012 (dollars in thousands):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012
Net cash provided by operating activities	64,142	47,722
Net cash used in investing activities	(23,329)	(166,150)
Net cash (used in) provided by financing activities	(18,398)	94,550
Effect of exchange rate changes on cash and cash equivalents	(137)	54
Net increase (decrease) in cash and cash equivalents	22,278	(23,824)
Cash and cash equivalents at beginning of period	55,158	78,982
Cash and cash equivalents at end of period	$77,436	$55,158

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

Net cash provided by operating activities was $64.1 million during fiscal 2013 compared to $47.7 million of net cash provided by operating activities in the comparable period of fiscal 2012. This difference was largely driven by changes in working capital, partially offset by a decrease in earnings over the comparable period of the prior year.

A significant driver for our increased cash provided by working capital needs was a $22.5 million increase in our cash generated by accounts payable over the comparable period of the prior year. We decreased the speed with which we paid our suppliers during the current period, as the result of both improved vendor terms and timing of payments, which increased the amount of cash generated by accounts payable as compared to the prior year period. In addition, our days payable outstanding (“DPO”) as of November 3, 2013 increased to 34.2 days from 31.3 days at October 28, 2012.

Cash generated from accounts receivable was $13.1 million higher in the current fiscal period than the comparable period of the prior year. This increase was driven by improvement in our average days sales outstanding, particularly in our fourth quarter. Days sales outstanding (“DSO”) decreased to 32.6 days as of November 3, 2013 from 33.3 days at October 28, 2012.

Cash used during the period to invest in inventory was $16.1 million for fiscal 2013 which was higher than the $9.1 million invested in the comparable period of the prior year. The increase was driven by an increase in inventory purchases to meet expected demand, changes in our supply chain footprint and by an increase in our days inventory on-hand (“DIO”), as our DIO was 40.3 days as of November 3, 2013 as compared to 36.0 days at October 28, 2012.

Investing Activities

Cash used in investing activities of $23.3 million during fiscal 2013 was lower than the $166.2 million invested in the comparable period of the prior year primarily due to the $141.0 million of cash used for the acquisition of Metl-Span, net of cash acquired, on June 22, 2012. In fiscal 2013, $24.4 million was used for capital expenditures predominantly related to a new insulated panel system line, the new metal coil coating facility, the Jackson, Mississippi oven and computer software. In fiscal 2012, $28.2 million was used for capital expenditures predominantly related to two new insulated panel system facilities, machinery and equipment and computer software.

Financing Activities

Cash (used in) provided by financing activities decreased to $18.4 million of cash used in financing activities from $94.6 million of cash provided by financing activities in the comparable prior year period. The $18.4 million used in financing activities during the fiscal 2013 was primarily attributable to the $11.0 million of payments made to reduce our outstanding term loan and $6.3 million of payments for financing costs related to an amendment to our Credit Agreement. The $94.6 million of cash provided by financing activities during fiscal 2012 was primarily attributable to the proceeds from borrowings under the Credit Agreement in the amount of $237.5 million and $1.5 million decrease in restricted cash as a result of the release of the restricted cash held as collateral on our letters of credit, partially offset by the extinguishment and payments of the existing amended and restated credit agreement, due April 2014 in the amount of $131.3 million, $9.4 million of financing costs and $1.5 million of restricted stock that was repurchased as treasury shares to satisfy minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Convertible Preferred Stock

On October 20, 2009, we closed the $250.0 million equity investment by the CD&R Funds in the Company. As a result of that equity investment, the CD&R Funds acquired 250,000 shares of Convertible Preferred Stock (such purchase and sale, the “CD&R Equity Investment”), which at that time represented 68.4% of the then voting power and Common Stock of the Company on an as-converted basis.

At October 28, 2012, we had 339,293 Preferred Shares outstanding, respectively. In addition, at October 28, 2012, we had accrued but unpaid cash and in-kind dividends on the Preferred Shares with a value of $5.8 million. As of October 28, 2012, the aggregate liquidation preference plus aggregate accrued dividends of the Convertible Preferred Stock was $345.1 million, and the Preferred Shares, including shares issued as in-kind dividends on the CD&R Equity Investment, were convertible into 54.1 million shares of Common Stock at an initial conversion price of $6.3740.

Under the terms of the Certificate of Designations relating to the Preferred Shares, we were contractually obligated to pay quarterly dividends to the holders of the Preferred Shares, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

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

The Amendment Agreement with the CD&R Funds was approved by the Company’s independent directors, as “independence” is defined by the rules and regulations of the SEC and the listing standards of the NYSE, as well as by all of the Company’s directors who are independent of and not affiliated with the CD&R Funds.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to dividends or default dividends as specified in the Certificate of Designations. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during fiscal 2013.

The Company filed, pursuant to the Registration Rights Agreement dated as of October 20, 2009 among the Company and the CD&R Funds, a registration statement on Form S-3 for the offer and sale of common stock from time to time by the CD&R Funds of their common stock. The registration statement became effective on March 28, 2013.

See Note 13 — Series B Cumulative Convertible Participating Preferred Stock to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 3, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $237.8 million and $248.8 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At November 3, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively.

In addition to our Credit Agreement, we have entered into an Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

Credit Agreement.  On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between the Company, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 3, 2013 and October 28, 2012, amounts outstanding under the Credit Agreement were $237.8 million and $248.8 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At November 3, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Pursuant to the Amendment, the Company will no longer be subject to a financial covenant requiring us to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

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

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

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

Amended ABL Facility.  On May 2, 2012, we entered into the Amended Asset-Based Lending Facility (the “Amended ABL Facility”) to (i) permit the acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

As a result of the amendment to the ABL Facility, in fiscal 2012, we recognized a non-cash charge of approximately $1.3 million, related to deferred financing costs.

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 3, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $123.2 million and $111.1 million, respectively. At both November 3, 2013 and October 28, 2012, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 3, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $10.2 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

An unused commitment fee is paid monthly on the Amended ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the Amended ABL Facility also apply.

The obligations of the borrowers under the Amended ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the Amended ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Foothill, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent. In connection with the Acquisition, Metl-Span became a borrower under the Amended ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing Guaranty Agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of November 3, 2013 and October 28, 2012 was $18.5 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at November 3, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.29:1.00 and 4.09:1.00, respectively.

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

At both November 3, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $123.2 million available at November 3, 2013 and $77.4 million of unrestricted cash at November 3, 2013. However, we have in the past sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $24 million and $28 million for fiscal 2014 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during fiscal 2013 under the stock repurchase program, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include “adjusted” operating income (loss), adjusted EBITDA, “adjusted” net income (loss) per diluted common share and “adjusted” net income (loss) applicable to common shares. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement and Amended ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended November 3, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$8,209	$16,904	$9,045	$(17,700)	$16,458
Gain on insurance recovery	(1,023)	—	—	––	(1,023)
Unreimbursed business interruption costs	500	—	—	––	500
“Adjusted” operating income (loss)	$7,686	$16,904	$9,045	$(17,700)	$15,935

	For the Three Months Ended October 28, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,018	$10,216	$14,182	$(15,990)	$15,426
Acquisition-related costs	—	—	—	153	153
“Adjusted” operating income (loss)	$7,018	$10,216	$14,182	$(15,837)	$15,579

	For the Fiscal Year Ended November 3, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$24,027	$36,167	$23,405	$(64,411)	$19,188
Gain on insurance recovery	(1,023)	—	—	––	(1,023)
Unreimbursed business interruption costs	500	—	—	––	500
“Adjusted” operating income (loss)	$23,504	$36,167	$23,405	$(64,411)	$18,665

	For the Year Ended October 28, 2012
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$22,322	$34,147	$37,596	$(62,376)	$31,689
Acquisition-related costs	—	—	––	4,989	4,989
Actuarial determined general liability self-insurance charges (recovery)	—	(1,929)	—	—	(1,929)
Executive retirement	—	––	—	508	508
“Adjusted” operating income (loss)	$22,322	$32,218	$37,596	$(56,879)	$35,257

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	1st Quarter January 27, 2013	2nd Quarter April 28, 2013	3rd Quarter July 28, 2013	4th Quarter November 3, 2013	Trailing 12 Months November 3, 2013
Net income (loss)	$(3,627)	$(5,342)	$(12,192)	$8,276	$(12,885)
Add:
Depreciation and amortization	9,122	8,809	9,066	9,012	36,009
Consolidated interest expense, net	6,244	6,149	5,130	3,334	20,857
Provision (benefit) for income taxes	(1,825)	(2,506)	(9,933)	5,410	(8,854)
Debt extinguishment costs, net	—	—	21,491	––	21,491
Gain on insurance recovery	—	—	––	(1,023)	(1,023)
Unreimbursed business interruption costs	—	—	––	500	500
Non-cash charges:
Stock-based compensation	3,442	3,445	3,448	4,565	14,900
Embedded derivative	(5)	(4)	(50)	––	(59)
Adjusted EBITDA	$13,351	$10,551	$16,960	$30,074	$70,936

	1st Quarter January 29, 2012	2nd Quarter April 29, 2012	3rd Quarter July 29, 2012	4th Quarter October 28, 2012	Trailing 12 Months October 28, 2012
Net income (loss)	$589	$1,321	$(3,267)	$6,270	$4,913
Add:
Depreciation and amortization	6,158	5,841	7,248	10,355	29,602
Consolidated interest expense, net	3,296	3,034	4,159	6,226	16,715
Provision (benefit) from income taxes	426	942	(663)	3,379	4,084
Acquisition-related costs	396	1,494	2,946	153	4,989
Debt extinguishment costs, net	—	—	6,437	—	6,437
Executive retirement	—	508	—	—	508
Non-cash charges:
Stock-based compensation	1,972	2,119	2,090	3,117	9,298
Asset impairments (recoveries)	—	—	(22)	13	(9)
Embedded derivative	(5)	(6)	(5)	(6)	(22)
Adjusted EBITDA	$12,832	$15,253	$18,923	$29,507	$76,515

The following tables reconcile adjusted diluted income (loss) per common share to income (loss) per diluted common share and adjusted income (loss) applicable to common shares to income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net income (loss) per diluted common share, GAAP basis	$0.11	$0.08	$(0.29)	$(3.81)
Convertible preferred stock beneficial conversion feature and amendment	—	—	––	3.20
Debt extinguishment costs, net of taxes	––	—	0.30	0.21
Gain on insurance recovery, net of unreimbursed business interruption costs and taxes	(0.01)	––	(0.01)	––
Acquisition-related costs, net of taxes	––	0.00	––	0.19
Actuarial determined general liability self-insurance charges (recovery), net of taxes	—	—	––	(0.06)
Executive retirement, net of taxes	—	—	––	0.02
Adjusted net income (loss) per diluted common share	$0.10	$0.08	$0.00	$(0.25)

	Fiscal Three Months Ended		Fiscal Year Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net income (loss) applicable to common shares, GAAP basis	$8,276	$6,270	$(12,885)	$(72,120)
Convertible preferred stock beneficial conversion feature and amendment	—	—	––	60,681
Debt extinguishment costs, net of taxes	—	—	13,238	3,965
Gain on insurance recovery, net of unreimbursed business interruption costs and taxes	(322)	––	(322)	––
Acquisition-related costs, net of taxes	––	94	––	3,690
Actuarial determined general liability self-insurance charges (recovery), net of taxes	—	—	––	(1,188)
Executive retirement, net of taxes	—	—	––	313
Adjusted net income (loss) applicable to common shares	$7,954	$6,364	$31	$(4,659)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 3, 2013, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of November 3, 2013 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt	$237,775	$2,384	$4,768	$4,768	$225,855
Interest payments on debt(1)	61,281	11,148	21,988	21,578	6,567
Operating leases	27,712	7,020	10,505	5,266	4,921
Other purchase obligations(2)	3,939	3,939	––	—	—
Projected pension obligations(3)	6,429	1,816	2,574	1,838	201
Other long-term obligations(4)	351	276	50	25	—
Total contractual obligations	$337,487	$26,583	$39,885	$33,475	$237,544

(1)	Interest payments were calculated based on rates in effect at November 3, 2013 for variable rate obligations.
(2)	Includes various agreements for steel delivery obligations and gas contracts. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received.
(3)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.
(4)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $10.2 million and $9.9 million at November 3, 2013 and October 28, 2012, respectively.

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

Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $300,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation/Employer Liability deductible is $1,000,000 per occurrence. The Property and Auto Liability deductibles are $50,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $1,000,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.

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

Share-Based Compensation.  Under ASC Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the performance share units (“PSUs”) grant was estimated based on the Company’s stock price as of the date of grant using a

Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount on the PSUs due to the required eighteen month holding period subsequent to vesting. We granted an immaterial amount of options during the fiscal year ended November 3, 2013 and 0.1 million and 0.1 million options during the fiscal years ended October 28, 2012 and October 30, 2011, respectively. We granted 1.0 million PSUs during the fiscal year ended October 28, 2012. We granted 0.4 million, 0.7 million and 0.5 million restricted shares during the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.

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

At November 3, 2013 and October 28, 2012, we had a full valuation allowance in the amount of $4.0 million and $4.7 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

As of November 3, 2013, the $13.1 million net operating loss and tax credit carryforward consisted of $6.1 million for U.S. federal net operating loss carryforward, $3.9 million for foreign loss carryforward, $0.2 million for U.S. federal tax credits and $2.9 million for U.S. state loss carryforwards. The federal net operating loss carryfoward will expire in 20 years, if unused, and the state net operating loss carryforwards which will expire in 1 to 20 years, if unused.

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

In connection with the acquisition of Metl-Span in June 2012, we recorded goodwill of $70.0 million and intangible assets for trade names, backlog, customer relationships and supplier relationships in the amount of

$9.6 million, $1.4 million, $21.6 million and $0.2 million, respectively. All Metl-Span intangible assets are amortized on a straight-line basis over their expected useful lives. Metl-Span’s trade names are being amortized over 15 years based on our expectation of our use of the trade names. Metl-Span’s backlog was amortized over three months because items in Metl-Span’s backlog were expected to be delivered within three months. Metl-Span’s customer lists and relationships are being amortized over 12 years based on a review of the historical length of Metl-Span’s customer retention experience. Metl-Span’s supplier relationship agreement is being amortized over its agreement terms of three years.

In connection with the acquisition of Garco in January 2007, we recorded intangible assets for trade names, backlog, customer relationships and non-competition agreements in the amount of $0.8 million, $0.7 million, $2.5 million and $1.8 million, respectively. All Garco intangible assets are amortized on a straight-line basis over their expected useful lives. Garco’s trade names are being amortized over 15 years based on our expectation of our use of the trade names. Garco’s backlog was amortized over one year because items in Garco’s backlog were expected to be delivered within one year. Garco’s customer lists and relationships are being amortized over fifteen years based on a review of the historical length of Garco’s customer retention experience. Garco’s non-competition agreements are being amortized over their agreement terms of five years.

In connection with the acquisition of RCC in April 2006, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s customer relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 7 — Goodwill and Other Intangible Assets in the Notes to consolidated financial statements, for additional information.

Goodwill of $70.0 million and $5.2 million had been recorded in our metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our two reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2013, 2012 and 2011. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

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

As of November 3, 2013 and October 28, 2012, our goodwill was $75.2 million and $76.7 million, respectively. The results of our fiscal year 2013 annual assessment of the recoverability of goodwill and indefinite lived intangibles indicated that the fair value of the Company’s two reporting units were in excess of the carrying value of that reporting unit, including goodwill, and thus no impairment existed. In fiscal 2013, one of our two reporting units’ fair value would have had to have been lower by more than 20% and the other reporting units’ fair value would have had to have been lower by more than 70% compared to the fair value estimated in our impairment analysis before its carrying value would exceed the fair value of the reporting unit, indicating that goodwill was potentially impaired.

Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. During fiscal years 2013, 2012 and 2011, we established new reserves for doubtful accounts of $1.7 million, $0.1 million and $1.8 million, respectively. Additionally, in each of the three fiscal years ended November 3, 2013, we wrote off uncollectible accounts of $1.6 million, $0.3 million and $1.0 million, respectively, all of which had been previously reserved.

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

If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. We did not identify any asset impairments in fiscal 2013 or 2012. We recorded asset impairments $1.1 million in fiscal 2011. During fiscal 2011, impairments primarily related to facilities classified as held for sale. In determining the impairment for assets held for sale, the fair value of assets was determined based on prices of similar assets in similar condition, adjusted for their remaining useful life.

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

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we qualitatively evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. We evaluated the likelihood that the Dividend Rate Reduction Event would occur absent an amendment, the change in the economic characteristics of the Convertible Preferred Stock with and without dividends, and fundamental change in investment risk to the holders of the Convertible Preferred Stock by the waiver of the contractual mandatory dividends. Based on these qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220):Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. This accounting guidance is effective for our first quarter in fiscal 2014 and is only expected to impact the presentation of our consolidated financial statements and related notes.

DISCLOSURE UNDER SECTION 13(R) OF THE EXCHANGE ACT

Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli during the period covered by this report. Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the accounts were maintained with the approval of the Directorate General of the Treasury in the French Ministry of the Economy, Finances and Industry (the “French Treasury”) pursuant to European Union law and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). CD&R also has informed us that during the period covered by this report, the indirect SPIE subsidiary holding the accounts indirectly transferred approximately €430,000 from the Bank Melli accounts to an affiliate in France through the use of an intermediary; attempted to transfer approximately €360,000 from the accounts to an affiliate in the U.A.E. through other intermediaries, a portion of which could not be transferred and was returned to it in Iran; made several smaller withdrawals from the accounts to pay taxes, office rent, the salary of one employee and other administrative expenses; and received a payment of approximately €120,000 from an unaffiliated vendor into the accounts as a result of a clerical error by the vendor. CD&R has informed us that no transactions in the accounts have taken place since February 2013, the relevant SPIE entities received authorization from the French Treasury for the transfers out of the accounts, SPIE and its subsidiaries obtained no revenue or profit from these transactions, CD&R and SPIE have fully disclosed these matters to OFAC, SPIE and its subsidiaries intended to comply with all applicable laws, and SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the French Treasury and OFAC.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended November 3, 2013, steel constituted approximately 72% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

CRU Steel Price Index North America

Source: www.crugroup.com

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will remain available or that prices will not continue to be volatile.

We rely on a few major suppliers for our supply of steel and may be adversely affected by bankruptcy, change in control, financial condition or other factors affecting those suppliers. During fiscal 2013, we purchased approximately 11% of our product material costs from one vendor in the United States. No other vendor accounted for over 10% of our product material costs during fiscal 2013. During fiscal 2013, we purchased less than 10% of our steel from foreign suppliers. Pricing and lead time limits our use of foreign suppliers.

With steel accounting for approximately 72% of our cost of sales for fiscal 2013, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $7.4 million for our fiscal year ended November 3, 2013, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At November 3, 2013, we had $237.8 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at November 3, 2013 was approximately $237.8 million compared to the face value of $237.8 million. The fair value of our Credit Agreement, due May 2018, at October 28, 2012 was $248.8 million compared to the face value of $236.9 million, net of the unamortized discount of $11.8 million.

See Note 12 — Long-term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of November 3, 2013. Weighted-average variable rates are based on LIBOR rates assuming a 1.00% LIBOR floor at November 3, 2013, plus applicable margins.

	Scheduled Maturity Date(a)							Fair Value
	2014	2015	2016	2017	2018	Thereafter	Total	11/3/2013
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—	—	—	—	—	—	—
Variable Rate	$2.4	$2.4	$2.4	$2.4	$2.4	$225.8	$237.8	$237.8 (b)
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.1) million, $(0.4) million and $(0.4) million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 was $0.4 million, $0.2 million and $(0.1) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.1) million for the fiscal year ended November 3, 2013 and was immaterial for each of the fiscal years ended October 28, 2012 and October 30, 2011.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 3, 2013. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of November 3, 2013, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of November 3, 2013. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of November 3, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited NCI Building Systems, Inc.’s and subsidiaries (the “Company”) internal control over financial reporting as of November 3, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). NCI Building Systems, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI Building Systems, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of November 3, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries as of November 3, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended November 3, 2013 of NCI Building Systems, Inc. and subsidiaries and our report dated December 23, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 23, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. and subsidiaries (the “Company”) as of November 3, 2013 and October 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows and for each of the three years in the period ended November 3, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. and subsidiaries at November 3, 2013 and October 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc. and subsidiaries internal control over financial reporting as of November 3, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 23, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 23, 2013

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In thousands, except per share data)
Sales	$1,308,395	$1,154,010	$959,577
Cost of sales, excluding gain on insurance recovery and asset impairments (recoveries), net	1,033,374	898,001	758,023
Gain on insurance recovery	(1,023)	––	––
Asset impairments (recoveries), net	––	(9)	1,121
Gross profit	276,044	256,018	200,433
Engineering, selling, general and administrative expenses	256,856	219,340	202,352
Acquisition-related costs	––	4,989	––
Restructuring recovery	––	––	(292)
Income (loss) from operations	19,188	31,689	(1,627)
Interest income	131	112	127
Interest expense	(20,988)	(16,827)	(15,723)
Debt extinguishment costs, net	(21,491)	(6,437)	—
Other income, net	1,421	460	876
Income (loss) before income taxes	(21,739)	8,997	(16,347)
Provision (benefit) from income taxes	(8,854)	4,084	(6,397)
Net income (loss)	$(12,885)	$4,913	$(9,950)
Convertible preferred stock dividends and accretion	––	16,352	28,120
Convertible preferred stock beneficial conversion feature	––	11,878	9,396
Convertible preferred stock amendment	––	48,803	––
Net loss applicable to common shares	$(12,885)	$(72,120)	$(47,466)
Loss per common share:
Basic	$(0.29)	$(3.81)	$(2.58)
Diluted	$(0.29)	$(3.81)	$(2.58)
Weighted average number of common shares outstanding:
Basic	44,761	18,932	18,369
Diluted	44,761	18,932	18,369

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$(12,885)	$4,913	$(9,950)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other (net of income tax of $0 in 2013, 2012 and 2011)	(137)	(12)	(19)
Unrecognized actuarial gains (losses) on pension obligation (net of income tax of $(1,414) in 2013, $665 in 2012 and $2,202 in 2011)	2,269	(1,066)	(3,534)
Gains (losses) in fair value of foreign currency derivative (net of income tax of $37 in 2012 and $(37) in 2011)	––	(5)	5
Other comprehensive income (loss)	2,132	(1,083)	(3,548)
Comprehensive income (loss)	$(10,753)	$3,830	$(13,498)

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	November 3, 2013	October 28, 2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,436	$55,158
Restricted cash	––	1,375
Accounts receivable, net	135,368	133,475
Inventories, net	122,105	106,015
Deferred income taxes	27,736	21,926
Income tax receivable	1,112	549
Investments in debt and equity securities, at market	4,892	4,076
Prepaid expenses and other	19,300	16,864
Assets held for sale	2,879	2,397
Total current assets	390,828	341,835
Property, plant and equipment, net	260,918	268,875
Goodwill	75,226	76,746
Intangible assets, net	48,975	53,028
Deferred financing costs, net	4,316	11,000
Total assets	$780,263	$751,484
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,384	$2,500
Note payable	613	515
Accounts payable	144,553	113,177
Accrued compensation and benefits	40,954	41,586
Accrued interest	1,844	345
Other accrued expenses	61,266	61,935
Total current liabilities	251,614	220,058
Long-term debt, net	235,391	234,444
Deferred income taxes	32,185	35,565
Other long-term liabilities	8,315	11,995
Total long-term liabilities	275,891	282,004
Series B cumulative convertible participating preferred stock	––	619,950
Stockholders’ Equity (Deficit):
Common stock, $.01 par value, 100,000,000 shares authorized; 74,793,249 and 20,357,183 shares issued in 2013 and 2012, respectively; and 74,785,726 and 20,354,217 shares outstanding in 2013 and 2012, respectively	1,471	925
Additional paid-in capital	638,574	4,991
Accumulated deficit	(382,735)	(369,850)
Accumulated other comprehensive loss	(4,436)	(6,568)
Treasury stock, at cost (7,523 and 2,966 shares in 2013 and 2012, respectively)	(116)	(26)
Total stockholders’ equity (deficit)	252,758	(370,528)
Total liabilities and stockholders’ equity (deficit)	$780,263	$751,484

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(12,885)	$4,913	$(9,950)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,009	29,602	28,363
Amortization of deferred financing costs and debt discount	3,266	4,238	4,851
Share-based compensation expense	14,900	9,298	6,908
Non-cash debt extinguishment costs	17,582	6,437	—
(Gain) loss on sale of property, plant and equipment	(3)	(556)	50
Provision for doubtful accounts	1,679	(109)	1,844
Provision (benefit) for deferred income taxes	(10,589)	2,177	(6,292)
Asset impairments (recoveries), net	––	(9)	1,121
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,572)	(16,719)	(15,329)
Inventories	(16,090)	(9,108)	(7,145)
Income tax receivable	(724)	1,082	14,382
Prepaid expenses and other	(1,720)	(2,075)	(247)
Accounts payable	34,559	12,047	17,569
Accrued expenses	2,121	6,506	5,668
Other, net	(391)	(2)	(356)
Net cash provided by operating activities:	64,142	47,722	41,437
Cash flows from investing activities:
Acquisition, net of cash acquired	––	(140,991)	––
Capital expenditures	(24,426)	(28,151)	(21,040)
Proceeds from insurance	1,023	––	––
Proceeds from sale of property, plant and equipment	74	2,992	583
Net cash used in investing activities:	(23,329)	(166,150)	(20,457)
Cash flows from financing activities:
Decrease in restricted cash	1,375	1,461	3
Proceeds from stock options exercised	674	––	––
Excess tax benefits from share-based compensation arrangements	977	2	464
Proceeds from Amended ABL facility	57,000	15,098	43
Payments on Amended ABL facility	(57,000)	(15,096)	(43)
Proceeds from term loan	––	237,499	––
Payments on term loan	(10,975)	(131,950)	(5,605)
Payments on note payable	(1,722)	(1,536)	(1,543)
Payment of cash dividends on Convertible Preferred Stock	––	––	(11,039)
Payment of financing costs	(6,265)	(9,399)	(200)
Purchase of treasury stock	(2,462)	(1,529)	(1,477)
Net cash provided by (used in) financing activities:	(18,398)	94,550	(19,397)
Effect of exchange rate changes on cash and cash equivalents	(137)	54	(20)
Net (decrease) increase in cash and cash equivalents	22,278	(23,824)	1,563
Cash and cash equivalents at beginning of period	55,158	78,982	77,419
Cash and cash equivalents at end of period	$77,436	$55,158	$78,982

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, October 31, 2010	19,259,423	$921	$255,248	$(256,946)	$(1,937)	—	$—	$(2,714)
Redeemable common stock	243,033	—	2,744	—	—	—	—	2,744
Treasury stock purchases	—	—	—	—	—	(124,425)	(1,477)	(1,477)
Other transaction costs	—	—	464	—	—	—	—	464
Convertible Preferred Stock dividends and accretion	—	—	(28,120)	—	—	—	—	(28,120)
Issuance of restricted stock	451,867	3	—	—	—	—	—	3
Foreign exchange translation gains (losses) and other	—	—	—	—	(19)	—	—	(19)
Unrecognized actuarial gains (losses) on pension obligation	—	—	—	—	(3,534)	—	—	(3,534)
Gains (losses) in fair value of foreign currency derivative	—	—	—	—	5	—	—	5
Share-based compensation	—	—	6,908	—	—	—	—	6,908
Net loss	—	—	—	(9,950)	—	—	—	(9,950)
Balance, October 30, 2011	19,954,323	$924	$237,244	$(266,896)	$(5,485)	(124,425)	$(1,477)	$(35,690)
Redeemable common stock	61,831	—	834	—	—	—	—	834
Treasury stock purchases	––	—	—	—	—	(156,496)	(1,529)	(1,529)
Retirement of treasury shares	(277,955)	—	(2,980)	—	—	277,955	2,980	––
Other transaction costs	—	—	(124)	(1,148)	—	—	—	(1,272)
Convertible Preferred Stock dividends and accretion	—	—	(16,353)	—	—	—	—	(16,353)
Convertible Preferred Stock extinguishment and reissuance	—	—	(222,928)	(106,719)	—	—	—	(329,647)
Issuance of restricted stock	618,984	1	—	—	—	––	—	1
Foreign exchange translation gains (losses) and other	—	—	—	—	(12)	—	—	(12)
Unrecognized actuarial gains (losses) on pension obligation	—	—	—	—	(1,066)	—	—	(1,066)
Gains (losses) in fair value of foreign currency derivative	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	9,298	—	—	—	—	9,298
Net income	—	—	—	4,913	—	—	—	4,913
Balance, October 28, 2012	20,357,183	$925	$4,991	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)
Conversion of Convertible Preferred Stock	54,136,817	541	619,409	—	—	—	—	619,950
Treasury stock purchases	––	—	(17)	—	—	(175,044)	(2,445)	(2,462)
Retirement of treasury shares	(170,487)	—	(2,355)	—	—	170,487	2,355	––
Issuance of restricted stock	393,594	4	(4)	—	—	––	—	—
Stock options exercised	76,142	1	673	—	—	—	—	674
Excess tax benefits from share-based compensation arrangements	—	—	977	––	—	—	—	977
Foreign exchange translation gains (losses)	—	—	—	—	(137)	—	—	(137)
Unrecognized actuarial gains (losses) on pension obligation	––	––	––	––	2,269	––	––	2,269
Share-based compensation	—	—	14,900	—	—	—	—	14,900
Net loss	—	—	—	(12,885)	—	—	—	(12,885)
Balance, November 3, 2013	74,793,249	$1,471	$638,574	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758

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

On October 20, 2009, the Company issued and sold to Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (together, the “CD&R Funds”), an aggregate of 250,000 shares of a newly created class of convertible preferred stock, par value $1.00 per share, of the Company, designated the Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, the “Preferred Shares”), initially representing approximately 68.4% of the voting power and common stock of the Company on an as-converted basis (such purchase and sale, the “Equity Investment”).

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

We have three operating segments: metal coil coating, metal components and engineered building systems. Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We market the products in each of our operating segments nationwide through a direct sales force and, in the case of our engineered building systems segment, through authorized builder networks.

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

(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

exclusively in high quality money market instruments. As of November 3, 2013, our cash and cash equivalents were only invested in cash.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual paymenadate. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 (in thousands):

	November 3, 2013	October 28, 2012	October 30, 2011
Beginning balance	$6,000	$6,109	$5,232
Provision for bad debts	1,679	149	1,843
Amounts charged against allowance for bad debts, net of recoveries	(1,624)	(258)	(966)
Ending balance	$6,055	$6,000	$6,109

(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using the weighted-average method for steel coils and other raw materials.

The components of inventory are as follows (in thousands):

	November 3, 2013	October 28, 2012
Raw materials	$87,567	$77,459
Work in process and finished goods	34,538	28,556
	$122,105	$106,015

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 (in thousands):

	November 3, 2013	October 28, 2012	October 30, 2011
Beginning balance	$1,521	$1,349	$1,231
Provisions	1,161	725	732
Dispositions	(913)	(553)	(614)
Ending balance	$1,769	$1,521	$1,349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

The principal raw material used in manufacturing of our metal components and engineered building systems segments is steel which we purchase from multiple steel producers. During fiscal 2013, we purchased approximately 11% of our product material costs from one vendor in the United States. No other vendor accounted for over 10% of our product material costs during fiscal 2013.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2011, we recorded impairments on assets held for sale of $1.0 million. The carrying value of assets held for sale is $2.9 million and $2.4 million at November 3, 2013 and October 28, 2012, respectively, and these amounts are included in the engineered building systems segment. All these assets continue to be actively marketed for sale at November 3, 2013.

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analyses. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate. During fiscal 2012, we recorded a gain of $0.6 million in cost of sales related to the final sale of certain assets held for sale within the engineered metal buildings segment.

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

Depreciation expense for fiscal 2013, 2012 and 2011 was $32.0 million, $25.6 million and $26.3 million, respectively. Of this depreciation expense, $8.1 million, $6.3 million and $6.3 million was related to software depreciation for fiscal 2013, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property, plant and equipment consists of the following (in thousands):

	November 3, 2013	October 28, 2012
Land	$22,406	$25,925
Buildings and improvements	182,943	180,363
Machinery, equipment and furniture	279,682	257,357
Transportation equipment	2,907	2,959
Computer software and equipment	98,890	90,087
Construction in progress	26,068	32,892
	612,896	589,583
Less accumulated depreciation	(351,978)	(320,708)
	$260,918	$268,875

Estimated useful lives for depreciation are:

Buildings and improvements	10 – 39 years
Machinery, equipment and furniture	3 – 15 years
Transportation equipment	4 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2013, 2012 and 2011, the total amount of interest capitalized was $0.2 million, $0.9 million and $0.7 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset. Certain construction in progress in the amount of $11.8 million is currently on hold but management believes it is probable the software will be completed and implemented in the foreseeable future.

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

(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. Deferred financing costs are capitalized as incurred and amortized using the straight-line method which approximates the effective interest method over the expected life of the debt. At November 3, 2013 and October 28, 2012, the unamortized balance in deferred financing costs was $4.3 million and $11.0 million, respectively.

(k) Cost of sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of asset impairments (recoveries), net and the gain on insurance recovery because these items are shown below cost of sales on our consolidated statement of operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $2.6 million, $3.5 million and $2.7 million and engineering and drafting costs were $43.0 million, $41.1 million and $40.2 million in each of fiscal 2013, 2012, and 2011, respectively. Approximately $2.4 million and $2.1 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2013 and 2012, respectively.

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

Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $1,000,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $50,000 and $250,000, respectively. The general liability insurance has a $1,000,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.

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

(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $6.6 million, $5.7 million and $5.0 million in fiscal 2013, 2012 and 2011, respectively.

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

(p) Share-Based Compensation.  Compensation expense is recorded for restricted stock awards under the fair value method. On performance share unit awards, we applied a discount due to the required eighteen month holding period subsequent to vesting. We recorded the recurring pretax compensation expense relating to restricted stock awards, stock options and performance share unit awards of $14.9 million, $9.3 million and $6.9 million for fiscal 2013, 2012 and 2011, respectively.

(q) Foreign Currency Re-measurement and Translation.  In accordance ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement gains (losses) were $(0.1) million, $(0.4) million and $(0.4) million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in other income for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

$0.4 million, $0.2 million and $(0.1) million. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.1) million for the fiscal year ended November 3, 2013 and was immaterial for each of the fiscal years ended October 28, 2012 and October 30, 2011.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. At November 3, 2013 and October 28, 2012, we had a full valuation allowance in the amount of $4.0 million and $4.7 million, respectively, on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

(u) Reclassifications.  Certain reclassifications have been made to the prior period amounts in our consolidated balance sheets, consolidated cash flows and notes to the consolidated financial statements to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

3. ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

Presentation of Comprehensive Income Adoption

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

4. ACQUISITION

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation, NCI Group, Inc. acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash (the “Acquisition”), which includes $4.7 million of cash acquired. Upon the closing of the Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Acquisition has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. In fiscal 2013, Metl-Span, after completion of certain operational integration activities, contributed revenue and operating income of $189.5 million and $13.3 million, respectively. For the period from June 22, 2012 to October 28, 2012, Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively. Metl-Span assets acquired through the Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This Acquisition resulted in goodwill of $70.0 million. During fiscal 2012, we recognized $5.0 million in acquisition-related costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

4. ACQUISITION  – (continued)

We report on a fiscal year that ends the Sunday closest to October 31. Metl-Span previously reported on a calendar year that ended on June 30. The unaudited pro forma financial information in the table below was prepared based on financial information for Metl-Span for the calendar months of October through September. The unaudited pro forma financial information for fiscal 2012 and fiscal 2011 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented. The fiscal 2013 consolidated financial statements of NCI includes Metl-Span for the entire fiscal year.

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

	Unaudited Pro Forma
	Fiscal Year Ended
(In thousands except per share amounts)	October 28, 2012	October 30, 2011
Sales	$1,261,284	$1,123,919
Net income (loss)	$10,444	$(10,706)
Net loss applicable to common shares	$(66,589)	$(48,222)
Loss per common share:
Basic	$(3.52)	$(2.63)
Diluted	$(3.52)	$(2.63)

The following table summarizes the final fair values of the assets acquired and liabilities assumed as part of the Acquisition:

(In thousands)	June 22, 2012
Current assets	$35,197
Current deferred income taxes	1,166
Property, plant and equipment	57,571
Intangible assets	32,760
Assets acquired	$126,694
Current liabilities	$22,242
Deferred income taxes	27,404
Lease liability	1,392
Liabilities assumed	$51,038
Fair value of net assets acquired	$75,656
Total consideration paid	145,682
Goodwill	$70,026

The purchase price was subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. As a result, the fair value of certain assets acquired and liabilities assumed were finalized during the third quarter of fiscal 2013, including the finalization of certain contingent assets and liabilities which resulted in a $1.5 million decrease in goodwill during the third quarter of fiscal 2013.

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

5. GAIN ON INSURANCE RECOVERY

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. In the fourth quarter of fiscal 2013, we received $1.0 million from insurance proceeds, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and depreciated over their estimated useful life of 10 years. Over the next year, we anticipate recouping additional equipment costs from our insurance carriers and will record these amounts when received or assured.

6. RESTRICTED CASH

We have entered into a cash collateral agreement with our agent bank to secure letters of credit. The restricted cash is invested in a bank account securing our agent bank. As of November 3, 2013, we no longer had cash collateralized letters of credit outstanding. As of October 28, 2012, we had restricted cash in the amount of $1.4 million as collateral related to our $1.4 million of letters of credit for certain insurance policies, exclusive of letters of credit under our Amended ABL Facility. See Note 12 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. Restricted cash as of October 28, 2012 is classified as current as the underlying letters of credit expire within one year of that date.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of October 30, 2011	$—	$—	$5,200	$5,200
Additions	—	71,546	—	71,546
Balance as of October 28, 2012	—	$71,546	$5,200	$76,746
Finalization of purchase price allocation	––	(1,520)	––	(1,520)
Balance as of November 3, 2013	$—	$70,026	$5,200	$75,226

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

reviewed by management. Management has determined that we have two reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components and engineered building systems segments each have one reporting unit for the purpose of allocating goodwill.

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2013 and determined that no impairments of our goodwill or long-lived intangibles were required.

The following table represents all our intangible assets activity for the fiscal years ended November 3, 2013 and October 28, 2012 (in thousands):

	Range of Life (Years)	November 3, 2013	October 28, 2012
Amortized intangible assets:
Cost:
Trade names	15	$15,187	$15,187
Backlog	0.25	1,410	1,410
Customer lists and relationships	12 – 15	30,310	30,310
Non-competition agreements	5 – 10	8,132	8,132
Supplier relationships	3	150	150
Property rights	7	990	990
		$56,179	$56,179
Accumulated Amortization:
Trade names		$(4,061)	$(3,048)
Backlog		(1,410)	(1,410)
Customer lists and relationships		(6,660)	(4,279)
Non-competition agreements		(7,471)	(6,862)
Supplier relationships		(67)	(17)
Property rights		(990)	(990)
		$(20,659)	$(16,606)
Net book value		$35,520	$39,573
Indefinite-lived intangible assets:
Trade names		$13,455	$13,455
Total intangible assets at net book value		$48,975	$53,028

The Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. These trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our intentions are to maintain these trade names indefinitely.

All other intangible assets are amortized on a basis consistent with the expected future cash flows over their expected useful lives. As of November 3, 2013 and October 28, 2012, the weighted average amortization period for all our intangible assets was 13.3 years and 13.2 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

Amortization expense of intangibles was $4.1 million, $4.0 million and $2.1 million for fiscal 2013, 2012 and 2011, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2014	$4,053
2015	3,477
2016	3,392
2017	3,393
2018	3,393

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability of indefinite-lived intangibles when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.

8. SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of November 3, 2013, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

As a general rule, awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company. A total of approximately 2,770,000 and 1,230,000 shares were available at November 3, 2013 and October 28, 2012, respectively, under the Incentive Plan for the further grants of awards.

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

Our PSUs vest pro rata if an executive’s employment terminates prior to the three-year performance period ending on June 30, 2015 due to death, disability, or termination by NCI without cause or by the executive with good reason. If the executive’s employment terminates for any other reason prior to the end of the performance period, all PSUs are forfeited. If a change in control of NCI occurs prior to the end of the performance period, the performance period will immediately end at the time of the change in control and an executive will earn a percentage of the target number of PSUs based on the TSR achieved determined by reference to the value of NCI common stock at the time of the change in control.

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

The fair value of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. Expected volatility is based on normalized historical volatility of our stock over a preceding period commensurate with the expected term of the option and adjusted to exclude the increased volatility associated with the refinancing the Company experienced in fiscal 2009 because this volatility is not relevant to the expected future volatility of the stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we do not currently pay dividends on our Common Stock and have no current plans to do so in the future. We have estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011. These estimates are based on historical forfeiture behavior exhibited by our employees.

The weighted average assumptions for the equity awards granted on December 17, 2012, December 15, 2011 and December 14, 2010 are noted in the following table:

	December 17, 2012	December 15, 2011	December 14, 2010
Expected volatility	55.24%	54.69%	51.53%
Expected term (in years)	5.75	5.75	5.75
Risk-free interest rate	0.90%	1.02%	1.21%

During fiscal 2013, 2012 and 2011, we granted 2,101, 92,832 and 121,669 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2013, 2012 and 2011 was $7.22, $5.12 and $5.78, respectively.

The following is a summary of stock option transactions during fiscal 2013, 2012 and 2011 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 31, 2010	1,902	$17.33
Granted	122	12.00
Cancelled	(5)	(92.80)
Balance October 30, 2011	2,019	$16.85
Granted	93	10.18
Cancelled	(12)	(94.54)
Balance October 28, 2012	2,100	$16.11
Granted	2	14.28
Exercised	(76)	(8.85)
Cancelled	(18)	(111.55)
Balance November 3, 2013	2,008	$15.55	6.0 years	$10,246
Exercisable at November 3, 2013	1,392	$18.30	5.9 years	$7,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

There were no options exercised during fiscal 2012 or 2011. The following summarizes additional information concerning outstanding options at November 3, 2013 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,922	6.3 years	$9.12
34	0.5 years	141.79
45	0.8 years	161.07
7	2.1 years	225.99
2,008	6.0 years	$15.55

The following summarizes additional information concerning options exercisable at November 3, 2013 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
1,306	$9.02
34	141.79
45	161.07
7	225.99
1,392	$18.30

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During fiscal 2013, 2012 and 2011, we granted restricted stock awards with a fair value of $6.3 million or 442,198 shares, $7.1 million or 696,578 shares and $6.2 million or 515,053 shares, respectively. Restricted stock transactions during fiscal 2013, 2012 and 2011 were as follows (in thousands, except weighted average grant prices):

	Number of Shares	Weighted Average Grant Price
Balance October 31, 2010	1,697	$17.70
Granted	515	12.00
Vested	(375)	9.11
Forfeited	(61)	10.35
Balance October 30, 2011	1,776	$18.11
Granted	697	10.19
Vested	(494)	9.75
Forfeited	(69)	10.38
Balance October 28, 2012	1,910	$17.66
Granted	442	14.28
Vested	(612)	9.98
Forfeited	(48)	11.72
Balance November 3, 2013	1,692	$19.72

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $14.9 million, $9.3 million and $6.9 million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively. Of these amounts, $14.2 million, $8.8 million and $6.6 million were included in engineering, selling, general and administrative expense for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively, with the remaining costs in each period in cost of goods sold. As of November 3, 2013, we do not have any amounts capitalized for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

8. SHARE-BASED COMPENSATION  – (continued)

share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $5.7 million, $3.6 million and $2.7 million for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011, respectively. As of November 3, 2013 and October 28, 2012, there was approximately $18.2 million and $27.0 million, respectively, of total unrecognized compensation cost related to share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 2.3 years and 2.6 years, respectively.

Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during fiscal 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for fiscal 2013. There was no cash received from option exercises during fiscal 2012 or 2011.

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

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares(1)	$(12,885)	$(72,120)	$(47,466)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	44,761	18,932	18,369
Basic and Diluted loss per common share	$(0.29)	$(3.81)	$(2.58)

(1)	Participating securities consist of the holders of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, as defined below, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we have issued the CD&R Funds 54,136,817 shares of our Common Stock. The Conversion eliminated all the outstanding Convertible Preferred Stock during our third quarter of fiscal 2013.

We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share for Common Stock presented here excludes the income, if any, attributable to our Series B Cumulative Convertible Participating Preferred Stock (“Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common Stock of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

9. LOSS PER COMMON SHARE  – (continued)

the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to Preferred Shares or unvested restricted stock for fiscal 2013, 2012 and 2011 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income, a portion of this income will be allocable to the unvested restricted stock.

For the fiscal years ended November 3, 2013 and October 28, 2012, all options, unvested restricted shares and PSUs were anti-dilutive due to the losses incurred and, therefore, not included in the diluted loss per common share calculation.

10. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	November 3, 2013	October 28, 2012
Accrued warranty obligation and deferred warranty revenue	$22,673	$23,236
Other accrued expenses	38,593	38,699
Total other accrued expenses	$61,266	$61,935

11. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended November 3, 2013 and October 28, 2012 (in thousands):

	November 3, 2013	October 28, 2012
Beginning balance	$23,236	$17,941
Warranties sold	3,946	3,303
Revenue recognized	(2,050)	(1,933)
Cost incurred and other(1)	(2,459)	3,925
Ending balance	$22,673	$23,236

(1)	Fiscal 2013 and 2012 primarily represents the fair value of accrued warranty obligations and related adjustments in the amount of $1.6 million assumed in the Metl-Span acquisition. Metl-Span offers weathertightness warranties on its wall and roof panels. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	November 3, 2013	October 28, 2012
Credit Agreement, due June 2019 (variable interest, at 4.25% on November 3, 2013)	$237,775	$—
Credit Agreement, due May 2018 (variable interest, at 8.0% on October 28, 2012)	—	248,750
Amended Asset-Based Lending Facility, due May 2017 (interest at 4.75%)	—	—
Unamortized discount on Credit Agreement, net	—	(11,806)
Current portion of long-term debt	(2,384)	(2,500)
Total long-term debt, less current portion	$235,391	$234,444

The scheduled maturity of our debt is as follows (in thousands):

2014	$2,384
2015	2,384
2016	2,384
2017	2,384
2018 and thereafter	228,239
$237,775

Summary

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. As a result of the Amendment, in fiscal 2013, we recognized a debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to lenders.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At November 3, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively.

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

Credit Agreement

On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time, primarily to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. As a result of the Amendment, in fiscal 2013, we recognized a debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the lenders.

Pursuant to the Amendment, the maturity date of $238 million of Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At November 3, 2013 and October 28, 2012, the interest rate on the term loan under our Credit Agreement was 4.25% and 8.0%, respectively. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

On June 22, 2012, in connection with the Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

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

Amended ABL Facility

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

As a result of the amendment to the ABL Facility, in fiscal 2012, we recognized a non-cash charge of $1.3 million, related to the deferred financing costs.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 3, 2013 and October 28, 2012, our excess availability under the Amended ABL Facility was $123.2 million and $111.1 million, respectively. At both November 3, 2013 and October 28, 2012, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 3, 2013 and October 28, 2012, standby letters of credit related to certain insurance policies totaling approximately $10.2 million and $8.5 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of both November 3, 2013 and October 28, 2012 was $18.5 million and $16.7 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at November 3, 2013 and October 28, 2012, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.29:1.00 and 4.09:1.00, respectively.

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

At both November 3, 2013 and October 28, 2012, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

Deferred Financing Costs

At November 3, 2013 and October 28, 2012, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $4.3 million and $11.0 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

Insurance Note Payable

As of November 3, 2013 and October 28, 2012, we had outstanding a note payable in the amount of $0.6 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK

The CD&R Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”). At November 3, 2013, the CD&R Funds own 72.4% of the voting power and Common Stock of the Company and on October 28, 2012, the CD&R Funds owned 72.7% of the voting power and Common Stock of the Company on an as-converted basis.

In connection with the consummation of the Equity Investment, on October 19, 2009, the Company filed the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock. Each Preferred Share had an initial liquidation preference of $1,000. As of October 28, 2012, the aggregate liquidation value, including accrued but unpaid dividends was $345.1 million.

Under the Certificate of Designations, as originally adopted, dividends on the Convertible Preferred Stock were payable, on a cumulative daily basis, as and if declared by the board of directors, at a rate per annum of 12% of the sum of the liquidation preference of $1,000 per Preferred Share plus accrued and unpaid dividends thereon or at a rate per annum of 8% of the sum of the liquidation preference of $1,000 per Preferred Share plus any accrued and unpaid dividends thereon if paid in cash on the dividend payment date on which such dividends would otherwise compound. If dividends were not paid on the dividend payment date, either in cash or in kind, such dividends compounded on the dividend payment date.

Under the terms of the Certificate of Designations, we were contractually obligated to pay quarterly dividends to the holders of the Preferred Shares, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

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

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we have issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations.

The dividends for the December 15, 2010 and March 15, 2011 dividend payments on the Preferred Shares were paid in cash and totaled $11.0 million. We paid the June 15, 2011, September 15, 2011, December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. As a result of two Consent and Waiver Agreements, the September 15, 2011 and December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum.

On March 15, 2012, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,924.762 shares of Convertible Preferred Stock for the period from December 16, 2011 to March 15, 2012. On December 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,833.491 shares of Convertible Preferred Stock for the period from September 16, 2010 to December 15, 2011. On September 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,781.024 shares of Convertible Preferred Stock for the period from June 16, 2010 to September 15, 2011. On June 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,416.953 shares of Convertible Preferred Stock for the period from March 16, 2011 to June 15, 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

The Company’s Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	1,376
Accrued paid-in-kind dividends(1)	17,894
Reversal of additional 4% accrued dividends(2)	(2,917)
Extinguishment and reissuance	329,647
Subtotal		346,000
Balance as of October 28, 2012		619,950
Conversion to common stock		(619,950)
Balance as of November 3, 2013		$—

(1)	Dividends were accrued at the 12% rate on a daily basis until the dividend declaration date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2010 to December 15, 2010.

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

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. We classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. We then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and we bifurcated and separately recorded these features at fair value. As of November 3, 2013, we no longer have an embedded derivative. As of October 28, 2012, the fair value carrying amount of the embedded derivative was immaterial.

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

In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per Common Stock just prior to the execution of the CD&R Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CDR Funds manager in connection with the CD&R Equity Investment, and thus is $241.4 million as of October 20, 2009.

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we qualitatively evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. SERIES B CUMULATIVE CONVERTIBLE PARTICIPATING PREFERRED STOCK  – (continued)

business purpose of the Amendment Agreement. We evaluated the likelihood that the Dividend Rate Reduction Event would occur absent an amendment, the change in the economic characteristics of the Convertible Preferred Stock with and without dividends, and fundamental change in investment risk to the holders of the Convertible Preferred Stock by the waiver of the contractual mandatory dividends. Based on these qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $106.7 million in the consolidated balance sheet. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations.

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

During fiscal 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively, and during fiscal 2011, the Company recorded accretion and accrued dividends of $2.7 million and $25.4 million, respectively. During fiscal 2012 and fiscal 2011, we recorded a net beneficial conversion feature charge of $11.9 million and $9.4 million, respectively, related to dividends that have accrued and are convertible into shares of Common Stock.

The Company’s aggregate liquidation preference plus accrued dividends of the Convertible Preferred Stock at October 28, 2012 is as follows (in thousands):

October 28, 2012
Liquidation preference	$339,293
Accrued cash and Preferred Stock dividends	5,775
Total	$345,068

At October 28, 2012, we had 339,293 Preferred Shares outstanding.

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

As a result of their respective positions with CD&R, LLC and its affiliates, one or more of Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in certain agreements executed in connection with the Equity Investment. Messrs. Berges, Sleeper and Zrebiec may be deemed to have an indirect material interest in the following agreements:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

14. RELATED PARTIES  – (continued)

•	the Investment Agreement, pursuant to which the CD&R Funds acquired a 68.4% interest in the Company, CD&R Fund VIII’s transaction expenses were reimbursed and a deal fee of $8.25 million was paid to CD&R, Inc., the predecessor to the investment management business of CD&R, LLC, on the Closing Date;
•	the Stockholders Agreement, which sets forth certain terms and conditions regarding the Equity Investment and the CD&R Funds’ ownership of the Preferred Shares, including certain restrictions on the transfer of the Preferred Shares and the shares of our common stock issuable upon conversion thereof and on certain actions of the CD&R Funds and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;
•	a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), between the Company and the CD&R Funds, pursuant to which the Company granted to the CD&R Funds, together with any other stockholder of the Company that may become a party to the Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our common stock issuable upon conversion of the Preferred Shares; and
•	an Indemnification Agreement, dated as of the Closing Date between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Funds and CD&R, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Funds and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Credit Agreement, the Amended ABL Facility, the Exchange Offer, and certain other liabilities and claims.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of November 3, 2013 and October 28, 2012 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal year ends were (in thousands):

	November 3, 2013		October 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Credit agreement, due June 2019	$237,775	$237,775	$—	$—
Credit agreement, due May 2018(1)	$—	$—	$236,944	$248,750

(1)	Carrying amount of the Credit Agreement, due May 2018 includes an unamortized discount of $11.8 million at October 28, 2012.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at November 3, 2013 and October 28, 2012.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$580	$—	$—	$580
Mutual funds – Growth	725	—	—	725
Mutual funds – Blend	2,348	—	—	2,348
Mutual funds – Foreign blend	695	—	—	695
Mutual funds – Fixed income	—	544	—	544
Total short-term investments in deferred compensation plan	4,348	544	—	4,892
Total assets	$4,348	$544	$—	$4,892
Liabilities:
Deferred compensation plan liability	$—	$(5,036)	$—	$(5,036)
Total liabilities	$—	$(5,036)	$—	$(5,036)

(1)	Unrealized holding gains (losses) for the fiscal year ended November 3, 2013, October 28, 2012 and October 30, 2011 were $0.7 million, $0.2 million and $(0.1) million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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

The tables above exclude assets and liabilities measured on a one-time non-recurring basis that were acquired as part of the Acquisition. See Note 4 — Acquisition to the consolidated financial statements for more information on our acquisition of Metl-Span. These assets and liabilities were recorded at their fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

upon acquisition in accordance with generally-accepted accounting principles. Acquisition date fair values represent either level 2 fair value measurements (current assets and liabilities, property, plant and equipment) or level 3 fair value measurements (goodwill and intangible assets). On May 8, 2012, we entered into an Amendment Agreement with the CD&R Funds to eliminate our quarterly dividend obligation with respect to the Preferred Shares, which does not preclude the payment of contingent default dividends. To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. See Note 13 — Series B Cumulative Convertible Participating Preferred Stock for more information on the Convertible Preferred Stock. Based on certain qualitative considerations, we determined an extinguishment and reissuance had occurred and we recorded the Convertible Preferred Stock at fair value as of May 8, 2012 in the amount of $620.0 million and it is a level 3 in the fair value hierarchy. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and our stock price on May 8, 2012 which was $11.29.

16. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax benefit for the fiscal years ended 2013, 2012 and 2011, consisted of the following (in thousands):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Current:
Federal	$748	$1,081	$207
State	987	826	(312)
Total current	1,735	1,907	(105)
Deferred:
Federal	(10,065)	2,298	(6,183)
State	(524)	(121)	(109)
Total deferred	(10,589)	2,177	(6,292)
Total provision (benefit)	$(8,854)	$4,084	$(6,397)

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.9%	6.9%	4.0%
Non-deductible acquisition costs	—	6.9%	—
Canadian valuation allowance	1.9%	(8.0)%	1.2%
Non-deductible expenses	(4.2)%	6.1%	—
Other	6.1%	(1.5)%	(1.1)%
Effective tax rate	40.7%	45.4%	39.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. INCOME TAXES  – (continued)

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2013 and 2012 are as follows (in thousands):

	As of November 3, 2013	As of October 28, 2012
Deferred tax assets:
Inventory obsolescence	$1,414	$1,140
Bad debt reserve	1,410	1,586
Accrued and deferred compensation	20,335	16,222
Accrued insurance reserves	1,501	1,998
Deferred revenue	9,001	9,477
Net operating loss and tax credit carryover	13,095	6,973
Depreciation and amortization	144	266
Pension	3,027	4,441
Other reserves	318	—
Total deferred tax assets	50,245	42,103
Less valuation allowance	(4,046)	(4,700)
Net deferred tax assets	46,199	37,403
Deferred tax liabilities:
Depreciation and amortization	(39,014)	(39,111)
Intangibles	(9,983)	(10,942)
US tax on unremitted foreign earnings	(872)	(549)
Other	(779)	(440)
Total deferred tax liabilities	(50,648)	(51,042)
Total deferred tax (liability) asset	$(4,449)	$(13,639)

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

As of November 3, 2013, the $13.1 million net operating loss and tax credit carryforward consisted of $6.1 million for U.S. federal net operating loss carryforward, $3.9 million for foreign loss carryforward, $0.2 million for U.S. federal tax credits and $2.9 million for U.S. state loss carryforwards. The federal net operating loss carryforward will expire in 20 years, if unused, and the state net operating loss carryforwards will exprire in 1 to 20 years, if unused.

As of November 3, 2013, our foreign operations have a net operating loss carryforward of approximately $13.4 million, representing $3.9 million of the $13.1 million deferred tax asset related to net operating loss and tax credit carryovers, that will start to expire in fiscal 2025, if unused. The utilization of these foreign losses is uncertain and we currently have a full valuation allowance against the deferred tax asset related to this loss carryforward. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 (in thousands):

	November 3, 2013	October 28, 2012	October 30, 2011
Beginning balance	$4,700	$5,417	$5,192
(Reductions) additions	(654)	(717)	225
Ending balance	$4,046	$4,700	$5,417

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. INCOME TAXES  – (continued)

Uncertain tax positions

The total amount of unrecognized tax benefits at November 3, 2013 was $0.4 million, all of which would impact our effective tax rate, if recognized. The total amount of unrecognized tax benefits at October 28, 2012 was $0.3 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2013 and 2012 (in thousands):

	November 3, 2013	October 28, 2012
Unrecognized tax benefits at beginning of year	$293	$272
Additions for tax positions related to prior years	150	21
Unrecognized tax benefits at end of year	$443	$293

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of November 3, 2013.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 28, 2010 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

17. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	November 3, 2013	October 28, 2012
Foreign exchange translation adjustments	$419	$556
Defined benefit pension plan actuarial losses, net of tax	(4,855)	(7,124)
Accumulated other comprehensive loss	$(4,436)	$(6,568)

18. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest paid, taxes paid and non-cash dividends and accretion in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Interest paid, net of amounts capitalized	$16,410	$14,585	$11,059
Taxes paid (refunded)	2,148	1,323	(14,519)
Non-cash dividends and accretion	—	(16,354)	(17,080)
Non-cash Convertible Preferred Stock amendment	—	(329,646)	—

Prior to the Amendment Agreement, the dividends on the Convertible Preferred Stock accrued and accumulated on a daily basis and were included in the liquidation preference. Accrued dividends were recorded into Convertible Preferred Stock on the accompanying consolidated balance sheet. Dividends were accrued at the 12% paid in-kind rate and increased the Convertible Preferred Stock by $15.0 million during fiscal 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

18. SUPPLEMENTARY CASH FLOW INFORMATION  – (continued)

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to dividends or default dividends as specified in the Certificate of Designations. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during fiscal 2013.

19. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of November 3, 2013, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2014	$7,020
2015	6,011
2016	4,493
2017	3,396
2018	1,870
Thereafter	4,921

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2013, 2012 and 2011 was $11.5 million, $9.7 million and $10.0 million, respectively.

20. STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Although we did not repurchase any shares of our common stock during fiscal 2013 and 2012, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At November 3, 2013, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Credit Agreement and Amended ABL Facility apply certain limitations on our repurchase of shares of our common stock.

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 30, 2011	124	$1,477
Purchases	157	1,529
Retirements	(278)	(2,980)
Balance, October 28, 2012	3	$26
Purchases	175	2,445
Retirements	(170)	(2,355)
Balance, November 3, 2013	8	$(116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match employee contributions up to 6% of a participant’s pre-tax deferral of eligible compensation into the plan. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary, and matching contributions were temporarily suspended. Effective July 1, 2011, the matching contributions to the Savings Plan were resumed and allowed us the discretion to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended November 3, 2013, October 28, 2012 and October 30, 2011 were $3.9 million, $3.3 million and $0.7 million, respectively, for matching contributions to the Savings Plan.

Deferred Compensation Plan — We have an Amended and Restated Deferred Compensation Plan (as amended and restated, the “Deferred Compensation Plan”) that allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, mirrors our 401(k) profit sharing plan matching levels based on our Company’s performance. The Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of November 3, 2013 and October 28, 2012, the liability balance of the Deferred Compensation Plan is $5.0 million and $4.1 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, a rabbi trust was established to fund the Deferred Compensation Plan and an administrative committee was formed to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $4.9 million and $4.1 million at November 3, 2013 and October 28, 2012, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

Defined Benefit Plan — With the acquisition of RCC on April 7, 2006, we assumed a defined benefit plan (the “RCC Pension Plan”). Benefits under the RCC Pension Plan are primarily based on years of service and the employee’s compensation. The RCC Pension Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Pension Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds, fixed income securities, master limited partnerships and hedge funds. In accordance with ASC 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Pension Plan and recorded the difference between these two amounts as an assumed liability.

The following table reconciles the change in the benefit obligation for the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 3, 2013	October 28, 2012
Accumulated benefit obligation	$44,322	$48,563
Projected benefit obligation – beginning of fiscal year	$48,563	$48,207
Interest cost	1,703	2,011
Benefit payments	(3,421)	(3,721)
Actuarial (gains) losses	(2,523)	2,066
Projected benefit obligation – end of fiscal year	$44,322	$48,563

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

Actuarial assumptions used to determine benefit obligations were as follows:

	November 3, 2013	October 28, 2012
Assumed discount rate	4.50%	3.65%

The following table reconciles the change in plan assets of the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 3, 2013	October 28, 2012
Fair value of assets – beginning of fiscal year	$37,988	$38,205
Actual return on plan assets	2,435	2,082
Company contributions	273	1,422
Benefit payments	(3,421)	(3,721)
Fair value of assets – end of fiscal year	$37,275	$37,988

The following table sets forth the funded status of the RCC Pension Plan and the amounts recognized in the consolidated balance sheet (in thousands):

	November 3, 2013	October 28, 2012
Fair value of assets	$37,275	$37,988
Benefit obligation	44,322	48,563
Funded status	$(7,047)	$(10,575)
Unrecognized actuarial loss	7,942	11,634
Unrecognized prior service cost	(60)	(68)
Prepaid (accrued) benefit cost	$835	$991

Benefit obligations in excess of fair value of assets of $7.0 million and $10.6 million as of November 3, 2013 and October 28, 2012, respectively, are included in other long-term liabilities in the consolidated balance sheets.

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	November 3, 2013	October 28, 2012
Unrecognized actuarial loss	$7,942	$11,634
Unrecognized prior service cost	(60)	(68)
Total	$7,882	$11,566

Unrecognized actuary losses, net of income tax, of $4.9 million and $7.2 million as of November 3, 2013 and October 28, 2012, respectively, are included in accumulated other comprehensive income in the consolidated balance sheet.

The following table sets forth the components of the net periodic benefit income (in thousands):

	November 3, 2013	October 28, 2012	October 30, 2011
Interest cost	$1,703	$2,011	$2,020
Expected return on assets	(2,172)	(2,379)	(2,368)
Amortization of prior service cost	(9)	(9)	(9)
Amortization of loss	906	641	—
Net periodic benefit cost (income)	$428	$264	$(357)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	November 3, 2013	October 28, 2012	October 30, 2011
Net actuarial gain (loss)	$2,786	$(2,363)	$(5,727)
Amortization of net actuarial loss	906	641	—
Amortization of prior service credit	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$3,683	$(1,731)	$(5,736)

The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement (in thousands):

November 3, 2013
Amortization of prior service cost	(9)
Amortization of loss	507
Total estimated amortization	$498

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2013	Fiscal 2012
Assumed discount rate	3.65%	4.35%
Expected rate of return on plan assets	6.0%	6.5%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 6.0%, net of investment related expenses. In determining the expected return over the forecast period, we used a 10-year median expected return, taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.

The weighted-average asset allocations by asset category are as follows:

Investment Type	November 3, 2013	October 28, 2012
Equity securities	36%	32%
Debt securities	43	48
Hedge funds	0	8
Cash and cash equivalents	12	1
Real estate	5	5
Other	4	6
Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Pension Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Pension Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 45% US bonds, 12% large cap US equities, 9% foreign equity, 8% master limited partnerships, 8% real estate investment trusts, 8% commodity futures, 6% emerging markets and 4% small cap US equities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

The table below presents the fair values of the assets in our RCC Pension Plan at November 3, 2013 and October 28, 2012, by asset category and by levels of fair value as further defined in Note 15 — Fair Value of Financial Instruments and Fair Value Measurements (in thousands).

	November 3, 2013
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$4,537	—	—	$4,537
Mutual funds:
Growth funds(1)	1,408	—	—	1,408
Real estate funds(2)	1,696	—	—	1,696
Commodity linked funds(3)	1,738	—	—	1,738
Government securities(4)	—	9,501	—	9,501
Corporate bonds(5)	—	6,328	—	6,328
Common/collective trusts(6)	—	11,884	—	11,884
Partnerships/Joint venture interest(7)	—	—	182	182
Total as of November 3, 2013	$9,379	27,713	182	$37,274

	October 28, 2012
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$717	—	—	$717
Mutual funds:
Growth funds(1)	1,304	—	—	1,304
Real estate funds(2)	1,749	—	—	1,749
Commodity linked funds(3)	2,058	—	—	2,058
Government securities(4)	—	10,694	—	10,694
Corporate bonds(5)	—	7,260	—	7,260
Common/collective trusts(6)	—	10,982	—	10,982
Partnerships/Joint venture interest(7)	—	—	3,224	3,224
Total as of October 28, 2012	$5,828	28,936	3,224	$37,988

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.
(2)	The portfolio is constructed of Real Estate Investment Trusts (“REITs”) with the potential to provide strong and consistent earnings growth. Eligible investments for the portfolio include publicly traded equity REITs, Real Estate Operating Companies, homebuilders and commercial REITs. The portfolio invests across various sectors and is geographically diverse to manage potential risk.
(3)	The strategy seeks to replicate a diversified basket of commodity futures consistent with the composition of the Dow Jones UBS Commodity index. The strategy is defined to be a hedge against risking inflation and from time to time will allocate a portion of the portfolio to inflation-protected securities and other fixed income securities.
(4)	These holdings represent fixed-income securities issued and backed by the full faith of the United States government. The strategy is designed to lengthen duration to match the duration of the pension plan liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. EMPLOYEE BENEFIT PLANS  – (continued)

(5)	These holdings represent fixed-income securities with varying maturities diversified by issuer, sector and industry. At the time of purchase, the securities must be rated investment grade. This strategy is also taken into consideration with the government bond holdings when matching duration of the liabilities.
(6)	The collective trusts seek long-term growth of capital through index replication strategies designed to match the holdings of the S&P 500, Russell 2000 and MSCI EAFE.
(7)	The strategy seeks long-term growth of capital through a diversified hedge fund of fund offering. The hedge fund of fund will be diversified by strategy and firm seeking bond-like volatility over a full market cycle. When observable prices are not available for these securities, the value is based on a market approach, as defined in the authoritative guidance on fair value measurements, to evaluate the fair value of such Level 3 instruments.

The following table summarizes the fair value activity of partnerships/joint venture interest in the RCC Pension Plan in Level 3 during fiscal 2013 (in thousands):

	November 3, 2013	October 28, 2012
Beginning balance	$3,224	$3,039
Distributions	(3,466)	—
Unrealized gains on plan assets	424	185
Ending balance	$182	$3,224

We expect to contribute $1.8 million to the RCC Pension Plan in fiscal 2014.

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2014	$3,693
2015	3,498
2016	3,258
2017	3,169
2018	3,106
2019 – 2023	14,784

22. OPERATING SEGMENTS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: metal coil coating; metal components; and engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. See Note 4 — Acquisition. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

22. OPERATING SEGMENTS  – (continued)

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

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Total sales:
Metal coil coating	$222,064	$210,227	$201,098
Metal components	663,094	534,853	437,655
Engineered building systems	655,767	643,473	548,594
Intersegment sales	(232,530)	(234,543)	(227,770)
Total net sales	$1,308,395	$1,154,010	$959,577
External sales:
Metal coil coating	$92,970	$81,106	$75,394
Metal components	581,772	446,720	353,797
Engineered building systems	633,653	626,184	530,386
Total net sales	$1,308,395	$1,154,010	$959,577
Operating income (loss):
Metal coil coating	$24,027	$22,322	$17,944
Metal components	36,167	34,147	20,643
Engineered building systems	23,405	37,596	13,011
Corporate	(64,411)	(62,376)	(53,225)
Total operating income (loss)	$19,188	$31,689	$(1,627)
Unallocated other expense	(40,927)	(22,692)	(14,720)
Income (loss) before income taxes	$(21,739)	$8,997	$(16,347)
Depreciation and amortization:
Metal coil coating	$3,285	$3,390	$4,647
Metal components	19,093	11,887	8,986
Engineered building systems	11,937	12,694	13,161
Corporate	4,960	5,869	6,420
Total depreciation and amortization expense	$39,275	$33,840	$33,214

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

22. OPERATING SEGMENTS  – (continued)

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Capital expenditures:
Metal coil coating	$9,350	$6,371	$1,431
Metal components	7,417	16,123	13,017
Engineered building systems	1,405	1,802	2,847
Corporate	6,254	3,855	3,745
Total capital expenditures	$24,426	$28,151	$21,040
Property, plant and equipment, net:
Metal coil coating	$43,789	$37,780
Metal components	143,162	151,915
Engineered building systems	30,791	55,316
Corporate	43,176	23,864
Total property, plant and equipment, net	$260,918	$268,875
Total assets:
Metal coil coating	$71,118	$60,169
Metal components	380,488	381,028
Engineered building systems	199,551	214,227
Corporate	129,106	96,060
	$780,263	$751,484

The following table represents summary financial data attributable to various geographic regions for the periods indicated (in thousands):

	Fiscal Year Ended
	November 3, 2013	October 28, 2012	October 30, 2011
Total sales:
United States of America	$1,192,327	$1,045,483	$893,852
Canada	102,070	82,742	49,100
Mexico	7,378	7,232	4,085
All other	6,620	18,553	12,540
Total net sales	$1,308,395	$1,154,010	$959,577
Long-lived assets:
United States of America	$378,814	$392,062
Canada	114	170
Mexico	6,191	6,417
Total long-lived assets	$385,119	$398,649

Sales are determined based on customers’ requested shipment location.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

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

24. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2013
Sales	$297,584	$293,399	$317,201	$400,211
Gross profit	$60,869	$60,837	$67,038	$87,300
Net income (loss)	$(3,627)	$(5,342)	$(12,192)	$8,276
Net income (loss) applicable to common shares	$(3,627)	$(5,342)	$(12,192)	$8,276
Income (loss) per common share:(1)
Basic	$(0.19)	$(0.28)	$(0.19)	$0.11
Diluted	$(0.19)	$(0.28)	$(0.19)	$0.11
FISCAL YEAR 2012
Sales	$243,603	$250,231	$298,488	$361,688
Gross profit	$53,622	$58,002	$65,585	$78,809
Net income (loss)	$589	$1,321	$(3,267)	$6,270
Net income (loss) applicable to common shares(2)	$(10,039)	$(16,281)	$(52,070)	$6,270	(4)
Loss per common share:(1)(3)
Basic	$(0.54)	$(0.86)	$(2.74)	$0.08
Diluted	$(0.54)	$(0.86)	$(2.74)	$0.08

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
(2)	Included in net income (loss) applicable to common shares is the beneficial conversion feature of $(4.0) million and $(7.9) million for the first and second quarters of fiscal 2012, respectively. In addition, included in net income (loss) applicable to common shares is the Convertible Preferred Stock amendment of $(48.8) million in the third quarter of fiscal 2012.
(3)	During the fourth quarter of fiscal 2012, a portion of the income was allocated to “participating securities.” These participating securities are treated as a separate class in computing earnings per share (see Note 9).
(4)	Undistributed earnings attributable to participating securities was $4.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

24. QUARTERLY RESULTS (Unaudited)  – (continued)

The quarterly income (loss) before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2013
Debt extinguishment costs	$—	$—	$(21,491)	$—
Gain on insurance recovery	—	—	—	1,023
Unreimbursed business interruption costs	—	—	—	(500)
Total special charges in income (loss) before income taxes	$—	$—	$(21,491)	$523
FISCAL YEAR 2012
Acquisition-related costs	$(396)	$(1,494)	$(2,946)	$(153)
Executive retirement	—	(508)	—	—
Debt extinguishment costs	—	—	(6,437)	—
Actuarial determined general liability self-insurance recovery	—	1,929	—	—
Total special charges in income (loss) before income taxes	$(396)	$(73)	$(9,383)	$(153)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of November 3, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 64 and is incorporated herein by reference.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 3, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our website at www.ncigroup.com under the heading “About NCI — Committees and Charters.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Corporate Governance — NCI Guidelines” section of our Internet web site located at www.ncigroup.com. However, the information on our website is not incorporated by reference into this Form 10-K.

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2014 is incorporated by reference herein.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2014 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2014 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2014 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2014 is incorporated by reference herein.

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

Date: December 23, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Norman C. Chambers Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 23, 2013
/s/ Mark E. Johnson Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 23, 2013
/s/ Bradley S. Little Bradley S. Little	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 23, 2013
* Kathleen J. Affeldt	Director	December 23, 2013
* James G. Berges	Director	December 23, 2013
* Gary L. Forbes	Director	December 23, 2013
* John J. Holland	Director	December 23, 2013
* Lawrence J. Kremer	Director	December 23, 2013
* George Martinez	Director	December 23, 2013
* Nathan K. Sleeper	Director	December 23, 2013
* Jonathan L. Zrebiec	Director	December 23, 2013
*By: /s/ Norman C. Chambers Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)
2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)
2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)
2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)
2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)
2.10	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)
2.11	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)
2.12	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)
2.13	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)
3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)

3.3	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)
3.4	Third Amended and Restated By-laws of NCI Building Systems, Inc., effective as of February 19, 2010 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 24, 2010 and incorporated by reference herein)
3.5	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)
3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)
3.7	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.8	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2	Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)
4.3	Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.4	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
4.5	Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)
4.6	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.7	Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

4.8	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.9	Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.10	Guarantee and Collateral Agreement, dated as of October 20, 2009 by the Company and certain of its subsidiaries in favor of Wachovia Bank, National Association as administrative agent and collateral agent (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.11	Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.12	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.13	Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
10.3	Form of Performance Share Award Agreement, effective as of July 30, 2012 (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated August 2, 2012 and incorporated by reference herein)
†10.4	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.5	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.6	2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held February 26, 2013 and incorporated by reference herein)
†10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10.8	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)

†10.9	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
†10.13	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.14	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)
†10.15	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.16	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson (filed as Exhibit 10.16 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.17	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective December 1, 2009) (filed as Exhibit 4.5 to Form S-8 dated April 23, 2010 and incorporated by reference herein)
†10.18	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)
†10.19	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.20	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.21	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
10.22	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and incorporated by reference herein)
10.23	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 12, 2011 and incorporated by reference herein)
†10.24	Consulting Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.25	Form of First Amendment to the Restricted Stock Agreement by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.26	First Amendment to the Nonqualified Stock Option Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.3 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)

10.27	Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements