Form 10-Q
period 2014-02-02
NCI BUILDING SYSTEMS INC
filed 2014-03-12
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 _______________________

FORM 10-Q
_______________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 2, 2014

or

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

Common Stock, $.01 par value - 73,570,925 shares as of March 7, 2014.

PART I — FINANCIAL INFORMATION

Item 1.Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	February 2, 2014	November 3, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,599	$77,436
Accounts receivable, net	111,646	135,368
Inventories, net	137,626	122,105
Deferred income taxes	30,445	27,736
Income tax receivable	1,065	1,112
Investments in debt and equity securities, at market	4,924	4,892
Prepaid expenses and other	19,334	19,300
Assets held for sale	2,879	2,879
Total current assets	324,518	390,828
Property, plant and equipment, net	257,887	260,918
Goodwill	75,226	75,226
Intangible assets, net	47,962	48,975
Deferred financing costs, net	4,053	4,316
Total assets	$709,646	$780,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,384	$2,384
Note payable	131	613
Accounts payable	105,208	144,553
Accrued compensation and benefits	40,062	40,954
Accrued interest	1,956	1,844
Other accrued expenses	56,548	61,266
Total current liabilities	206,289	251,614

Long-term debt, net	234,791	235,391
Deferred income taxes	30,602	32,185
Other long-term liabilities	8,292	8,315
Total long-term liabilities	273,685	275,891
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,782,566 and 74,793,249 shares issued at February 2, 2014 and November 3, 2013, respectively; 73,571,261 and 74,785,726 shares outstanding at February 2, 2014 and November 3, 2013, respectively	1,460	1,471
Additional paid-in capital	623,630	638,574
Accumulated deficit	(386,993)	(382,735)
Accumulated other comprehensive loss	(4,701)	(4,436)
Treasury stock, at cost (211,305 and 7,523 shares at February 2, 2014 and November 3, 2013, respectively)	(3,724)	(116)
Total stockholders’ equity	229,672	252,758
Total liabilities and stockholders’ equity	$709,646	$780,263

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended
	February 2,	January 27,
	2014	2013

Sales	$310,666	$297,584
Cost of sales, excluding gain on insurance recovery	252,428	236,715
Gain on insurance recovery	(987)	—
Gross profit	59,225	60,869
Engineering, selling, general and administrative expenses	62,393	60,471
(Loss) income from operations	(3,168)	398
Interest income	26	30
Interest expense	(3,126)	(6,274)
Other income (expense), net	(496)	394
Loss before income taxes	(6,764)	(5,452)
Benefit from income taxes	(2,506)	(1,825)
Net loss	$(4,258)	$(3,627)
Loss per common share:
Basic	$(0.06)	$(0.19)
Diluted	$(0.06)	$(0.19)
Weighted average number of common shares outstanding:
Basic	73,515	19,237
Diluted	73,515	19,237

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Comprehensive loss:
Net loss	$(4,258)	$(3,627)
Other comprehensive loss, net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(265)	(24)
Other comprehensive loss	(265)	(24)
Comprehensive loss	$(4,523)	$(3,651)
_______________
(1)	Foreign exchange translation losses and other are presented net of taxes of $0 in both of the three months ended February 2, 2014 and January 27, 2013.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 3, 2013	74,793,249	$1,471	$638,574	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758
Treasury stock purchases	—	—	––	—	—	(1,353,782)	(23,325)	(23,325)
Retirement of treasury shares	(1,150,000)	(12)	(19,705)	—	—	1,150,000	19,717	—
Issuance of restricted stock	139,317	1	(1)	—	—	—	—	—
Excess tax benefits from share-based compensation arrangements	—	—	1,583	—	—	—	—	1,583
Foreign exchange translation gain (loss) and other	—	—	—	—	(265)	—	—	(265)
Share-based compensation	—	—	3,179	—	—	—	—	3,179
Net loss	—	—	—	(4,258)	—	—	—	(4,258)
Balance, February 2, 2014	73,782,566	$1,460	$623,630	$(386,993)	$(4,701)	(211,305)	$(3,724)	$229,672

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Cash flows from operating activities:
Net loss	$(4,258)	$(3,627)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,767	9,122
Deferred financing cost amortization	288	1,084
Share-based compensation expense	3,179	3,442
Gain on insurance recovery	(987)	-
Provision for doubtful accounts	1,009	1,305
Benefit from deferred income taxes	(2,564)	(1,990)
Excess tax benefits from share-based compensation arrangements	(1,583)	(941)

Changes in operating assets and liabilities:
Accounts receivable	22,713	23,217
Inventories	(15,521)	(7,755)
Income tax receivable	26	(415)
Prepaid expenses and other	(70)	(615)
Accounts payable	(39,345)	(28,969)
Accrued expenses	(5,498)	(7,181)
Other, net	(131)	151
Net cash used in operating activities	(33,975)	(13,172)

Cash flows from investing activities:
Capital expenditures	(4,735)	(6,071)
Proceeds from insurance	987	-
Net cash used in investing activities	(3,748)	(6,071)

Cash flows from financing activities:
Proceeds from stock options exercised	-	674
Increase in restricted cash	-	(1)
Payments on term loan	(600)	(8,750)
Payments on note payable	(482)	(515)
Proceeds from Amended ABL Facility	20,000	5,001
Payments on Amended ABL Facility	(20,000)	(5,000)
Payment of financing costs	(25)	(68)
Excess tax benefits from share-based compensation arrangements	1,583	941
Purchase of treasury stock	(23,325)	(2,346)
Net cash used in financing activities	(22,849)	(10,064)
Effect of exchange rate changes on cash and cash equivalents	(265)	(24)
Net decrease in cash and cash equivalents	(60,837)	(29,331)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$16,599	$25,827

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 2, 2014
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three month period ended February 2, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2014. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

We use a four-four-five week calendar each quarter with our year end being on the Sunday closest to October 31. The year end for fiscal 2014 is November 2, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013 filed with the Securities and Exchange Commission (the “SEC”) on December 23, 2013.

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted ASU 2013-02 in our first quarter in fiscal 2014. The adoption of ASU 2013-02 did not have any impact on our consolidated financial statements.

NOTE 3 — GAIN ON INSURANCE RECOVERY

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. In the first quarter of fiscal 2014, we received $1.0 million from insurance proceeds, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and depreciated over their estimated useful life of 10 years. Over the next year, we anticipate recouping additional equipment costs from our insurance carriers and will record these amounts when received or assured.

NOTE 4 — INVENTORIES

The components of inventory are as follows (in thousands):

	February 2, 2014	November 3, 2013
Raw materials	$102,689	$87,567
Work in process and finished goods	34,937	34,538
	$137,626	$122,105

NOTE 5 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, performance share awards, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of February 2, 2014 and January 27, 2013, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards.

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

During the three month periods ended February 2, 2014 and January 27, 2013, we granted 5,058 and 2,101 stock options, respectively, and the grant-date fair value of options granted during the three month periods ended February 2, 2014 and January 27, 2013 was $9.09 and $7.22, respectively. There were no options exercised during the three months ended February 2, 2014. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the three months ended January 27, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the three months ended January 27, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended February 2, 2014 and January 27, 2013, we granted restricted stock awards with a fair value of $2.6 million or 147,124 shares and $6.3 million or 442,198 shares, respectively.

 In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the three months ended February 2, 2014, we granted Performance Share Awards with a fair value of $2.2 million.

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

	Fiscal Three Months Ended
	February 2,	January 27,
	2014	2013

Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares(1)	$(4,258)	$(3,627)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	73,515	19,237
Basic and Diluted loss per common share	$(0.06)	$(0.19)
____________________________________________________________
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

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. The calculation of earnings (loss) per share for Common Stock presented here excludes the income, if any, attributable to Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common Stock of the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to unvested restricted stock for the three month period ended February 2, 2014 and no income amount attributable to Preferred Shares or unvested restricted stock for the three month period ended January 27, 2013 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

For both the three month periods ended February 2, 2014 and January 27, 2013, all options, unvested restricted shares and PSUs were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Beginning balance	$22,673	$23,236
Warranties sold	871	646
Revenue recognized	(471)	(490)
Costs incurred and other	––	––
Ending balance	$23,073	$23,392

NOTE 8 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):
	February 2,	November 3,
	2014	2013
Credit Agreement, due June 2019 (variable interest, at 4.25% on February 2, 2014 and November 3, 2013)	$237,175	$237,775
Current portion of long-term debt	(2,384)	(2,384)
Total long-term debt, less current portion	$234,791	$235,391

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

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both February 2, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

On June 22, 2012, in connection with the acquisition of Metl-Span LLC, a Texas limited liability company (the “Acquisition”), the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing.

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

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At February 2, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was $102.5 million and $123.2 million, respectively. At both February 2, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at February 2, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $11.2 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of February 2, 2014 and November 3, 2013 was $15.4 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at February 2, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.31:1.00 and 2.29:1.00, respectively.

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

At both February 2, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At February 2, 2014 and November 3, 2013, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $4.1 million and $4.3 million, respectively.

Insurance Note Payable

As of February 2, 2014 and November 3, 2013, we had outstanding a note payable in the amount of $0.1 million and $0.6 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 9 — EQUITY INVESTMENT

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of convertible preferred stock (the “Convertible Preferred Stock” and shares thereof, the “Preferred Shares”). Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”).

In connection with the consummation of the Equity Investment, on October 19, 2009, the Company filed the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock.

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the conversion (“Conversion”) of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. The Conversion on May 14, 2013 eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the three months ended February 2, 2014. At February 2, 2014 and November 3, 2013, the CD&R Funds owned 58.6% and 72.4%, respectively, of the voting power and Common Stock of the Company.

On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid in capital and treasury stock.

NOTE 10 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of February 2, 2014 and November 3, 2013 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	February 2, 2014		November 3, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Credit Agreement, due June 2019	$237,175	$237,175	$237,775	$237,775

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at February 2, 2014 and November 3, 2013.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of February 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1) :
Money market	$530	$—	$—	$530
Mutual funds — Growth	763	—	—	763
Mutual funds — Blend	2,387	—	—	2,387
Mutual funds — Foreign blend	697	—	—	697
Mutual funds — Fixed income	—	547	—	547
Total short-term investments in deferred compensation plan	4,377	547	—	4,924
Total assets	$4,377	$547	$—	$4,924
Liabilities:
Deferred compensation plan liability	$—	$(5,493)	$—	$(5,493)
Total liabilities	$—	$(5,493)	$—	$(5,493)

___________________________________________________________________________________________________________________________________
(1)
Unrealized holding gains (losses) for the three months ended February 2, 2014 was insignificant and was $0.7 million for the three months ended November 3, 2013. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of February 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(2)	$—	$—	$2,397	$2,397
Total assets	$—	$—	$2,397	$2,397

________________________________________________________
(2)
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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1) :
Money market	$580	$—	$—	$580
Mutual funds — Growth	725	—	—	725
Mutual funds — Blend	2,348	—	—	2,348
Mutual funds — Foreign blend	695	—	—	695
Mutual funds — Fixed income	—	544	—	544
Total short-term investments in deferred compensation plan	$4,348	$544	$—	$4,892
Total assets	$4,348	$544	$—	$4,892
Liabilities:
Deferred compensation plan liability	$—	$(5,036)	$—	$(5,036)
Total liabilities	$—	$(5,036)	$—	$(5,036)

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(3)	$—	$—	$2,397	$2,397
Total assets	$—	$—	$2,397	$2,397

________________________________________________________
(3)
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

NOTE 11 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	February 2,	January 27,
	2014	2013

Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.8%	3.7%
Domestic production activities deduction	(1.5)%	(2.5)%
Canada valuation allowance	(2.1)%	(3.3)%
Non-deductible expenses	2.3%	1.3%
Other	(0.4)%	(0.7)%
Effective tax rate	37.1%	33.5%

The total amount of unrecognized tax benefit at both February 2, 2014 and November 3, 2013 was $0.4 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

NOTE 12 — OPERATING SEGMENTS

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	February 2,	January 27,
	2014	2013
Total sales:
Metal coil coating	$54,267	$49,271
Metal components	158,193	153,904
Engineered building systems	152,237	147,566
Intersegment sales	(54,031)	(53,157)
Total net sales	$310,666	$297,584

External sales:
Metal coil coating	$24,590	$19,221
Metal components	139,346	136,528
Engineered building systems	146,730	141,835
Total net sales	$310,666	$297,584

Operating income (loss):
Metal coil coating	$6,495	$5,542
Metal components	4,111	6,072
Engineered building systems	1,640	4,041
Corporate	(15,414)	(15,257)
Total operating income (loss)	$(3,168)	$398
Unallocated other expense	(3,596)	(5,850)
Loss before income taxes	$(6,764)	$(5,452)

	February 2,	November 3,
	2014	2013
Total assets:
Metal coil coating	$80,974	$71,118
Metal components	373,025	380,488
Engineered building systems	195,102	199,551
Corporate	60,545	129,106
Total assets	$709,646	$780,263

NOTE 13 — CONTINGENCIES

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	increases in energy prices;
•	the volatility of the Company’s stock price;
•	the dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by the selling stockholders;
•	substantial governance and other rights held by the selling stockholders;
•	breaches of our information system security measures and damage to our major information management systems;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations, including the Dodd - Frank Act;
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K as filed with the SEC.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2014, our year end will be November 2, 2014 which is the Sunday closest to October 31.

We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit, operating income and whether or not each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

First Fiscal Quarter

Early reports for new low-rise nonresidential construction starts during our first quarter of fiscal 2014 indicate a year over year decline of 5.5%, which we attribute primarily to the severity and extended nature of the winter weather slowing construction site activity. Despite market declines, our revenue in all three of our segments grew as we continue to pursue growth initiatives. Nevertheless, our operating results were lower than the first quarter of fiscal 2013 primarily due to lower gross margins from weather related disruptions and the resulting unfavorable product mix variations, combined with incremental spending for growth initiatives and costs in connection with the completion of the secondary stock offering of our majority shareholder.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in January 2014, indicates an expected increase of 12% in square footage and an increase of 9% in dollar value as compared to the prior calendar year. This represented a upward revision of the 2014 forecast published in October, which indicated an expected increase of 11% in square footage and an increase of 8% in dollar value as compared to 2013. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 – 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for January 2014 was above 50 at 50.4 and the commercial and industrial component of the index was at 50.9 for January 2014. This represents a decline over those indices for October 2013, when AIA’s ABI was above 50 at 51.6 and the commercial and industrial component of the index was at 51.5 for October 2013.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal three months ended February 2, 2014, steel represented approximately 68% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Historically, we have been able to adjust our sales prices in response to increases in steel prices. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased 5.5% from October 2013 to January 2014 and was 6.1% higher in January 2014 compared to January 2013 and represents purchases for forward delivery, according to a lead time, which will vary. For example, the January index would likely approximate our March steel purchase deliveries based on current lead times.

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

RESULTS OF OPERATIONS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: metal coil coating; metal components; and engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhanced our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other (expense) income. See Note 12 — Operating Segments to the consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Total sales:
Metal coil coating	$54,267	$49,271
Metal components	158,193	153,904
Engineered building systems	152,237	147,566
Intersegment sales	(54,031)	(53,157)
Total sales	$310,666	$297,584

External sales:
Metal coil coating	$24,590	$19,221
Metal components	139,346	136,528
Engineered building systems	146,730	141,835
Total sales	$310,666	$297,584

Operating income (loss):
Metal coil coating	$6,495	$5,542
Metal components	4,111	6,072
Engineered building systems	1,640	4,041
Corporate	(15,414)	(15,257)
Total operating income (loss)	$(3,168)	$398
Unallocated other expense	(3,596)	(5,850)
Loss before income taxes	$(6,764)	$(5,452)

FISCAL THREE MONTHS ENDED FEBRUARY 2, 2014 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 27, 2013

Consolidated sales increased by 4.4%, or $13.1 million for the three months ended February 2, 2014, compared to the three months ended January 27, 2013. This increase resulted from higher tonnage volumes in each of our operating segments for the three months ended February 2, 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by unfavorable weather conditions during the current period.

Consolidated cost of sales, excluding gain on insurance recovery increased by 6.6%, or $15.7 million for the three months ended February 2, 2014, compared to the three months ended January 27, 2013.

Consolidated gain on insurance recovery for the three months ended February 2, 2014 was $1.0 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.0 million during the three months ended February 2, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the three months ended January 27, 2013. See Note 3 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross margins, including the gain on insurance recovery, were 19.1% for the three months ended February 2, 2014 compared to 20.5% for the same period in the prior year. The decrease in gross margins was the result of our product mix and efficiency being significantly impacted by weather related disruptions to our manufacturing processes and our supply chain. In addition, our material costs were impacted by weather related transportation disruptions, causing us to utilize a higher percentage of spot price steel. This decrease was partially offset by the gain on insurance recovery as noted above.

Metal coil coating sales increased by 10.1%, or $5.0 million to $54.3 million in the three months ended February 2, 2014, compared to $49.3 million in the same period in the prior year. Sales to third parties for the three months ended February 2, 2014 increased $5.4 million to $24.6 million from $19.2 million in the same period in the prior year, primarily as a result of a 21.8% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio and higher package sales mix compared to toll processing sales mix. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The increase was partially offset by a decrease of $0.4 million in intersegment sales for the three months ended February 2, 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.9% of total consolidated third-party sales in the three months ended February 2, 2014 compared to 6.5% in the three months ended January 27, 2013.

Operating income of the metal coil coating segment increased to $6.5 million in the three months ended February 2, 2014, compared to $5.5 million in the same period in the prior year. The $1.0 million increase resulted primarily from the gain on insurance recovery and external volume as noted above, partially offset by the additional cost associated with the ramp up of the new Middletown facility.

Metal components sales increased 2.8%, or $4.3 million to $158.2 million in the three months ended February 2, 2014, compared to $153.9 million in the same period in the prior year. This increase was primarily due to a 0.8% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year but was partially offset by unfavorable weather conditions during the period. Sales to third parties for the three months ended February 2, 2014 increased $2.8 million to $139.3 million from $136.5 million in the same period in the prior year. The remaining $1.5 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.9% of total consolidated third-party sales in the three months ended February 2, 2014 compared to 45.9% in the three months ended January 27, 2013.

Operating income of the metal components segment decreased to $4.1 million in the three months ended February 2, 2014, compared to $6.1 million in the same period in the prior year. The $2.0 million decrease was driven by investments in certain growth initiations, unfavorable weather conditions and unfavorable product mix.

Engineered building systems sales increased 3.2%, or $4.7 million to $152.2 million in the three months ended February 2, 2014, compared to $147.6 million in the same period in the prior year. This increase in the three months ended February 2, 2014 compared to the same period in the prior year resulted from a 1.3% increase in external tons shipped and higher sales prices. Sales to third parties for the three months ended February 2, 2014 increased $4.9 million to $146.7 million from $141.8 million in the same period in the prior year. The increase was partially offset by a decrease of $0.4 million in intersegment sales. Engineered building systems third-party sales accounted for 47.2% of total consolidated third-party sales in the three months ended February 2, 2014 compared to 47.7% in the three months ended January 27, 2013.

Operating income of the engineered building systems segment decreased to $1.6 million in the three months ended February 2, 2014 compared to $4.0 million in the same period in the prior year. This $2.4 million decline resulted from higher transportation and manufacturing costs which was partially due to weather disruptions, as well as supply chain disruptions and the carryover of lower prices in backlog from earlier in fiscal 2013. The decline was partially offset by an increase in external tons shipped as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $62.4 million in the three months ended February 2, 2014, compared to $60.5 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 20.1% for the three months ended February 2, 2014 as compared to 20.3% for the three months ended January 27, 2013. The $1.9 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force as well as $0.7 million of expenses relating to the secondary offering by the CD&R Funds during the three months ended February 2, 2014.

Consolidated interest expense decreased to $3.1 million for the three months ended February 2, 2014, compared to $6.3 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated other income (expense), net decreased to $0.5 million expense for the three months ended February 2, 2014, compared to $0.4 million income for the same period of the prior year primarily due to Canadian foreign currency losses in the current period.

Consolidated benefit for income taxes was a $2.5 million benefit for the three months ended February 2, 2014, compared to a $1.8 million benefit for the same period in the prior year. The effective tax rate for the three months ended February 2, 2014 was 37.1% compared to 33.5% for the same period in the prior year. The increase in the income tax benefit was primarily the result of lower utilization of certain Canadian net operating loss carry forwards which have been previously reserved and lower utilization of the domestic production activities deduction and an increase in non-deductible expenses for the three months ended February 2, 2014 compared to the same period in the prior year.

Diluted loss per common share improved to a loss of $(0.06) per diluted common share for the three months ended February 2, 2014, compared to a loss of $(0.19) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding, partially offset by the $0.6 million increase in net loss applicable to shares of our common stock resulting from the factors described above in this section. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $77.4 million to $16.6 million during the three months ended February 2, 2014. The following table summarizes our consolidated cash flows for the three months then ended February 2, 2014 and January 27, 2013 (dollars in thousands):

	Fiscal Three Months Ended
	February 2,	January 27,
	2014	2013

Net cash used in operating activities	(33,975)	(13,172)
Net cash used in investing activities	(3,748)	(6,071)
Net cash used in financing activities	(22,849)	(10,064)
Effect of exchange rate changes on cash and cash equivalents	(265)	(24)
Net decrease in cash and cash equivalents	(60,837)	(29,331)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$16,599	$25,827

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

Net cash used in operating activities was $34.0 million during the three months ended February 2, 2014 compared to $13.2 million of net cash used in operating activities in the comparable period of fiscal 2013. This difference was largely driven by changes in working capital and the decrease in earnings over the comparable period of the prior year.

The significant driver for our increased use of cash for working capital needs was a $10.4 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments during the current quarter were significantly higher due to the fact that the fourth quarter of the prior year had shown significant year-over-year revenue growth requiring an increase in raw material used. Partially offsetting the increase was the change in our days payable outstanding (“DPO”) as of February 2, 2014 which increased to 35.1 days from 32.3 days in the prior year. We reduced the speed with which we paid our suppliers during the current period which decreased the amount of cash used for accounts payable as compared to the prior year period.

Cash used during the period to invest in inventory was $15.5 million for the three months ended February 2, 2014 which was higher than the $7.8 million invested in the comparable period of the prior year. The increase was driven by an increase in our days inventory on-hand (“DIO”), as our DIO was 49.1 days as of February 2, 2014 as compared to 43.1 days at January 27, 2013 due to the anticipation of higher volumes during the current period.

Investing Activities

Cash used in investing activities of $3.7 million during the three months ended February 2, 2014 was lower than the $6.1 million invested in the comparable period of the prior year and relate predominantly to capital expenditures for a new insulated panel system line, machinery and equipment and computer software in the current period. In the three months ended January 27, 2013, $6.1 million was used for capital expenditures predominantly related to the new metal coil coating facility and computer software.

Financing Activities

Cash used in financing activities decreased to $22.8 million of cash used in financing activities from $10.1 million of cash used in financing activities in the comparable prior year period. The $22.8 million used in financing activities during the three months ended February 2, 2014 was primarily attributable to the purchase of treasury stock in the amount of $23.3 million paid primarily to the CD&R Funds in connection with the Stock Repurchase (as defined below) and $0.6 million of payments made to reduce our outstanding term loan, partially offset by $1.6 million of excess tax benefits from share-based compensation arrangements during the three months ended February 2, 2014. The $10.1 million of cash used in financing activities during the three months ended January 27, 2013 was primarily attributable to $8.8 million of payments made to reduce our outstanding term loan during the three months ended January 27, 2013.

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the three months ended February 2, 2014. At February 2, 2014 and November 3, 2013, the CD&R Funds owned 58.6% and 72.4%, respectively, of the voting power and Common Stock of the Company.

On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid in capital and treasury stock.

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At February 2, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $237.2 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both February 2, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%.

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

Credit Agreement. On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At February 2, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $237.2 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25 percent per annum. At both February 2, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

On June 22, 2012, in connection with the acquisition of Metl-Span LLC, a Texas limited liability company (the “Acquisition”), the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

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

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At February 2, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was $102.5 million and $123.2 million, respectively. At both February 2, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at February 2, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $11.2 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of February 2, 2014 and November 3, 2013 was $15.4 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at February 2, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.31:1.00 and 2.29:1.00, respectively.

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

At both February 2, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $102.5 million available at February 2, 2014 and $16.6 million of cash at February 2, 2014. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $20 million and $23 million for the remainder of fiscal 2014 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the first quarter of fiscal 2014 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended February 2, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,495	$4,111	$1,640	$(15,414)	$(3,168)
Gain on insurance recovery	(987)	––	––	––	(987)
Secondary offering costs	––	––	––	704	704
Adjusted operating income (loss)	$5,508	$4,111	$1,640	$(14,710)	$(3,451)

	For the Three Months Ended January 27, 2013
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis (1)	$5,542	$6,072	$4,041	$(15,257)	$398

(1)   The Company did not incur any special charges during the three months ended January 27, 2013.

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Trailing
	April 28,	July 28,	November 3,	February 2,	12 Months
	2013	2013	2013	2014	February 2, 2014
Net income (loss)	$(5,342)	$(12,192)	$8,276	$(4,258)	$(13,516)
Add:
Depreciation and amortization	8,809	9,066	9,012	8,767	35,654
Consolidated interest expense, net	6,149	5,130	3,334	3,100	17,713
Provision (benefit) for income taxes	(2,506)	(9,933)	5,410	(2,506)	(9,535)
Debt extinguishment costs, net	––	21,491	––	––	21,491
Gain on insurance recovery	––	––	(1,023)	(987)	(2,010)
Unreimbursed business interruption costs	––	––	500	––	500
Secondary offering costs	––	––	––	704	704

Non-cash charges:
Stock-based compensation	3,445	3,448	4,565	3,179	14,637
Embedded derivative	(4)	(50)	––	––	(54)
Adjusted EBITDA	$10,551	$16,960	$30,074	$7,999	$65,584

	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	Trailing
	April 29,	July 29,	October 28,	January 27,	12 Months
	2012	2012	2012	2013	January 27, 2013

Net income (loss)	$1,321	$(3,267)	$6,270	$(3,627)	$697
Add:
Depreciation and amortization	5,841	7,248	10,355	9,122	32,566
Consolidated interest expense, net	3,034	4,159	6,226	6,244	19,663
Provision (benefit) for income taxes	942	(663)	3,379	(1,825)	1,833
Acquisition-related costs	1,494	2,946	153	––	4,593
Debt extinguishment costs, net	––	6,437	––	––	6,437
Executive retirement	508	—	—	—	508

Non-cash charges:
Stock-based compensation	2,119	2,090	3,116	3,442	10,767
Asset impairments (recoveries)	––	(22)	13	––	(9)
Embedded derivative	(6)	(5)	(5)	(5)	(21)
Adjusted EBITDA	$15,253	$18,923	$29,507	$13,351	$77,034

The following tables reconcile adjusted diluted income (loss) per common share to loss per diluted common share and adjusted income (loss) applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Net loss per diluted common share, GAAP basis	$(0.06)	$(0.19)
Gain on insurance recovery, net of taxes	(0.01)	––
Secondary offering costs, net of taxes	0.01	––
Foreign exchange loss (gain), net of taxes	0.01	(0.00)
Adjusted net income (loss) per diluted common share	$(0.05)	$(0.19)

	Fiscal Three Months Ended
	February 2, 2014	January 27, 2013
Net loss applicable to common shares, GAAP basis	$(4,258)	$(3,627)
Gain on insurance recovery, net of taxes	(608)	––
Secondary offering costs, net of taxes	434	––
Foreign exchange loss (gain), net of taxes	442	(39)
Adjusted net income (loss) applicable to common shares	$(3,990)	$(3,666)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 2, 2014, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

There have been no material changes in our future contractual obligations since the end of fiscal 2013 other than the normal expiration of existing contractual obligations. See Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 3, 2013 for more information on contractual obligations. See Note 8 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Credit Agreement and Amended ABL Facility.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation, contingencies, beneficial conversion features and dividend policy and convertible preferred stock extinguishment policy, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 3, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended February 2, 2014, steel constituted approximately 68% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel.

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

During the first quarter of fiscal 2014, scheduled material deliveries were delayed due to impassable roads and frozen waterways. As a result, we absorbed higher costs to meet customer delivery schedules.

With steel accounting for approximately 68% of our cost of sales for the fiscal three months ended February 2, 2014, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.7 million for the three months ended February 2, 2014, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At February 2, 2014, we had $237.2 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at February 2, 2014 was approximately $237.2 million compared to the face value of $237.2 million. The fair value of our Credit Agreement at November 3, 2013 was approximately $237.8 million compared to the face value of $237.8 million.

See Note 8 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement losses for the three month period ended February 2, 2014 was $(0.2) million. Net foreign currency re-measurement gains (losses) for the three month period ended January 27, 2013 were insignificant.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the three month periods ended February 2, 2014 and January 27, 2013 was $(0.5) million and insignificant, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month periods ended February 2, 2014 and January 27, 2013 was $0.3 million and insignificant, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of February 2, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 13, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 3, 2013. The risks disclosed in our Annual Report on Form 10-K and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended November 3, 2013. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

Transactions engaged in by the CD&R Funds or our directors or executives involving our Common Stock may have an adverse effect on the price of our stock.

Our officers, directors and the CD&R Funds collectively control approximately 60% of our issued and outstanding Common Stock.. On March 28, 2013, the SEC declared effective our shelf registration statement on Form S-3 which registered the resale by the CD&R Funds, of up to 54,136,818 shares of our Common Stock then issuable to the CD&R Funds upon conversion of their Convertible Preferred Stock. On May 14, 2013, the CD&R Funds requested conversion of their 339,293 Preferred Shares, and we issued to the CD&R Funds 54,136,817 shares of our Common Stock. On January 15, 2014, the CD&R Funds completed the Secondary Offering of 9,775,000 shares of our Common Stock pursuant to our shelf registration statement. In addition, we completed the Stock Repurchase of 1,150,000 shares of Common Stock from the CD&R Funds. See Note 9 — Equity Investment to the consolidated financial statements for more information on the Secondary Offering and Stock Repurchase. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the first quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
November 4, 2013 to December 1, 2013	—	$—	—	129,218
December 2, 2013 to December 29, 2013	201,464	17.59	—	129,218
December 30, 2013 to February 2, 2014	1,152,318	$17.15	—	129,218
Total	1,353,782	$17.21	—	129,218
____________________

(1)	On January 15, 2014, NCI repurchased 1.15 million shares of its Common Stock in the Stock Repurchase. The Stock Repurchase between NCI and CD&R represented a private, non-underwritten transaction that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Secondary Offering and the concurrent Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds. In addition, during the first quarter of fiscal 2014, 203,782 shares of restricted stock were withheld primarily to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. At February 2, 2014, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 12, 2014	By:	/s/ Mark E. Johnson
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

3.4	Fourth Amended and Restated By-laws, effective as of February 25, 2014 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)

10.1
Stock Repurchase Agreement, dated January 6, 2014, among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated January 10, 2014 and incorporated by reference herein)

†*10.2	Form of Performance Cash and Share Award Agreement

†10.3	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
______________
*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements

