Form 10-Q
period 2014-05-04
NCI BUILDING SYSTEMS INC
filed 2014-06-11
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Common Stock, $.01 par value - 73,541,377 shares as of June 6, 2014.

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	May 4, 2014	November 3, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,468	$77,436
Accounts receivable, net	109,651	135,368
Inventories, net	136,245	122,105
Deferred income taxes	33,619	27,736
Income tax receivable	1,114	1,112
Prepaid expenses and other	20,986	19,300
Investments in debt and equity securities, at market	5,249	4,892
Assets held for sale	5,408	2,879
Total current assets	324,740	390,828
Property, plant and equipment, net	252,966	260,918
Goodwill	75,226	75,226
Intangible assets, net	46,949	48,975
Deferred financing costs, net	3,799	4,316
Total assets	$703,680	$780,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,384	$2,384
Note payable	1,461	613
Accounts payable	100,949	144,553
Accrued compensation and benefits	41,128	40,954
Accrued interest	1,731	1,844
Other accrued expenses	56,012	61,266
Total current liabilities	203,665	251,614

Long-term debt, net	234,195	235,391
Deferred income taxes	31,425	32,185
Other long-term liabilities	8,267	8,315
Total long-term liabilities	273,887	275,891
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,775,019 and 74,793,249 shares issued at May 4, 2014 and November 3, 2013, respectively; 73,539,239 and 74,785,726 shares outstanding at May 4, 2014 and November 3, 2013, respectively	1,460	1,471
Additional paid-in capital	625,370	638,574
Accumulated deficit	(391,898)	(382,735)
Accumulated other comprehensive loss	(4,657)	(4,436)
Treasury stock, at cost (235,780 and 7,523 shares at May 4, 2014 and November 3, 2013, respectively)	(4,147)	(116)
Total stockholders’ equity	226,128	252,758
Total liabilities and stockholders’ equity	$703,680	$780,263

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Sales	$305,800	$293,399	$616,466	$590,983
Cost of sales, excluding gain on insurance recovery	246,527	232,562	498,955	469,277
Gain on insurance recovery	(324)	––	(1,311)	––
Gross profit	59,597	60,837	118,822	121,706
Engineering, selling, general and administrative expenses	65,110	62,782	127,503	123,253
Loss from operations	(5,513)	(1,945)	(8,681)	(1,547)
Interest income	24	42	50	72
Interest expense	(3,059)	(6,191)	(6,185)	(12,465)
Other income, net	586	246	90	640
Loss before income taxes	(7,962)	(7,848)	(14,726)	(13,300)
Benefit from income taxes	(3,057)	(2,506)	(5,563)	(4,331)
Net loss	$(4,905)	$(5,342)	$(9,163)	$(8,969)
Loss per common share:
Basic	$(0.07)	$(0.28)	$(0.13)	$(0.46)
Diluted	$(0.07)	$(0.28)	$(0.13)	$(0.46)
Weighted average number of common shares outstanding:
Basic	72,838	19,416	73,177	19,326
Diluted	72,838	19,416	73,177	19,326

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Comprehensive loss:
Net loss	$(4,905)	$(5,342)	$(9,163)	$(8,969)
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other, net of taxes(1)	44	(21)	(221)	(45)
Other comprehensive income (loss)	44	(21)	(221)	(45)
Comprehensive loss	$(4,861)	$(5,363)	$(9,384)	$(9,014)

(1)	Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both of the three months ended May 4, 2014 and April 28, 2013 and $0 in both the six months ended May 4, 2014 and April 28, 2013.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 3, 2013	74,793,249	$1,471	$638,574	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758
Treasury stock purchases	—	—	––	—	—	(1,378,257)	(23,748)	(23,748)
Retirement of treasury shares	(1,150,000)	(12)	(19,705)	—	—	1,150,000	19,717	—
Issuance of restricted stock	131,770	1	(1)	—	—	—	—	—
Excess tax benefits from share-based compensation arrangements	—	—	760	—	—	—	—	760
Foreign exchange translation gain (loss) and other	—	—	—	—	(221)	—	—	(221)
Share-based compensation	—	—	5,742	—	—	—	—	5,742
Net loss	—	—	—	(9,163)	—	—	—	(9,163)
Balance, May 4, 2014	73,775,019	$1,460	$625,370	$(391,898)	$(4,657)	(235,780)	$(4,147)	$226,128

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Six Months Ended
	May 4, 2014	April 28, 2013
Cash flows from operating activities:
Net loss	$(9,163)	$(8,969)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,708	17,932
Deferred financing cost amortization	592	2,171
Share-based compensation expense	5,742	6,887
Gain on insurance recovery	(1,311)	—
Provision for doubtful accounts	585	1,100
Benefit from deferred income taxes	(5,884)	(4,772)
Excess tax benefits from share-based compensation arrangements	(760)	––

Changes in operating assets and liabilities:
Accounts receivable	25,132	19,812
Inventories	(14,140)	(19,764)
Income tax receivable	(2)	(381)
Prepaid expenses and other	862	286
Accounts payable	(43,610)	(15,425)
Accrued expenses	(6,473)	(2,389)
Other, net	214	(278)
Net cash used in operating activities	(30,508)	(3,790)

Cash flows from investing activities:
Capital expenditures	(10,004)	(12,715)
Proceeds from insurance	1,311	—
Net cash used in investing activities	(8,693)	(12,715)

Cash flows from financing activities:
Proceeds from stock options exercised	—	674
Increase in restricted cash	—	1,375
Payments on term loan	(1,196)	(10,375)
Payments on note payable	(547)	(593)
Proceeds from Amended ABL Facility	47,000	17,000
Payments on Amended ABL Facility	(47,745)	(17,633)
Payment of financing costs	(75)	(97)
Excess tax benefits from share-based compensation arrangements	760	948
Purchase of treasury stock	(23,743)	(2,369)
Net cash used in financing activities	(25,546)	(11,070)
Effect of exchange rate changes on cash and cash equivalents	(221)	(45)
Net decrease in cash and cash equivalents	(64,968)	(27,620)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$12,468	$27,538

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 4, 2014

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and six month periods ended May 4, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2014. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 2 — ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires that companies present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted ASU 2013-02 in our first quarter in fiscal 2014. The adoption of ASU 2013-02 did not have any impact on our consolidated financial statements.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively for our first quarter in fiscal 2015 but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. This update is effective prospectively for our first quarter in fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE 3 — GAIN ON INSURANCE RECOVERY

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. During the three and six month periods ended May 4, 2014, we received $0.3 million and $1.3 million, respectively, from insurance proceeds, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase and install assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and depreciated over their estimated useful life of 10 years.

NOTE 4 — INVENTORIES

The components of inventory are as follows (in thousands):

	May 4, 2014	November 3, 2013
Raw materials	$98,170	$87,567
Work in process and finished goods	38,075	34,538
	$136,245	$122,105

NOTE 5 — ASSETS HELD FOR SALE

We record assets held for sale at the lower of the carrying value or fair value less costs to sell. The following criteria are used to determine if property is held for sale: (i) management has the authority and commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition; (iii) there is an active program to locate a buyer and the plan to sell the property has been initiated; (iv) the sale of the property is probable within one year; (v) the property is being actively marketed at a reasonable sale price relative to its current fair value; and (vi) it is unlikely that the plan to sell will be withdrawn or that significant changes to the plan will be made.

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the second quarter of fiscal 2014, we reclassified $2.6 million of property, plant and equipment to assets held for sale related to an idled facility because this facility met the above criteria. The carrying value of assets held for sale is $5.4 million and $2.9 million at May 4, 2014 and November 3, 2013, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at May 4, 2014.

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

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, performance share awards, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of May 4, 2014 and April 28, 2013, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and performance share awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. The vesting of our performance share awards is described below.

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

During the six month periods ended May 4, 2014 and April 28, 2013, we granted 5,058 and 2,101 stock options, respectively, and the grant-date fair value of options granted during the six month periods ended May 4, 2014 and April 28, 2013 was $9.09 and $7.22, respectively. There were no options exercised during the six months ended May 4, 2014. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the six months ended April 28, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the six months ended April 28, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the six months ended May 4, 2014 and April 28, 2013, we granted restricted stock awards with a fair value of $2.6 million or 147,424 shares and $6.3 million or 442,198 shares, respectively.

In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the six months ended May 4, 2014, we granted Performance Share Awards with a fair value of $2.2 million.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Numerator for Basic and Diluted Loss Per Common Share
Net loss allocated to common shares(1)	$(4,905)	$(5,342)	$(9,163)	$(8,969)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average common shares outstanding for basic and diluted loss per share	72,838	19,416	73,177	19,326
Basic and Diluted loss per common share	$(0.07)	$(0.28)	$(0.13)	$(0.46)

(1)	Participating securities consist of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

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

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. The calculation of earnings (loss) per share for Common Stock presented here excludes the income, if any, attributable to Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common Stock of the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to unvested restricted stock for the three and six month periods ended May 4, 2014 and no income amount attributable to Preferred Shares or unvested restricted stock for the three and six month periods ended April 28, 2013 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

For both the three and six month periods ended May 4, 2014 and April 28, 2013, all options, unvested restricted shares and PSUs were anti-dilutive and, therefore, not included in the diluted loss per common share calculation. In addition, the final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards were not included in the diluted loss per common share calculation because the achievement of free cash flow and earnings per share targets has not been achieved as of May 4, 2014.

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	May 4, 2014	April 28, 2013
Beginning balance	$22,673	$23,236
Warranties sold	1,578	1,355
Revenue recognized	(1,001)	(973)
Costs incurred and other	––	––
Ending balance	$23,250	$23,618

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	May 4,	November 3,
	2014	2013
Credit Agreement, due June 2019 (variable interest, at 4.25% on May 4, 2014 and November 3, 2013)	$236,579	$237,775
Current portion of long-term debt	(2,384)	(2,384)
Total long-term debt, less current portion	$234,195	$235,391

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

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both May 4, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 4, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was $115.5 million and $123.2 million, respectively. At both May 4, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at May 4, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $12.4 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of May 4, 2014 and November 3, 2013 was $17.3 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at May 4, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.31:1.00 and 2.29:1.00, respectively.

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

At both May 4, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At May 4, 2014 and November 3, 2013, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $3.8 million and $4.3 million, respectively.

Insurance Note Payable

As of May 4, 2014 and November 3, 2013, we had outstanding a note payable in the amount of $1.5 million and $0.6 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 10 — EQUITY INVESTMENT

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the six months ended May 4, 2014. At May 4, 2014 and November 3, 2013, the CD&R Funds owned 58.6% and 72.4%, respectively, of the voting power and Common Stock of the Company.

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

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of May 4, 2014 and November 3, 2013 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	May 4, 2014		November 3, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Credit Agreement, due June 2019	$236,579	$235,396	$237,775	$237,775

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at May 4, 2014 and November 3, 2013.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of May 4, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$694	$—	$—	$694
Mutual funds — Growth	738	—	—	738
Mutual funds — Blend	2,532	—	—	2,532
Mutual funds — Foreign blend	733	—	—	733
Mutual funds — Fixed income	—	552	—	552
Total short-term investments in deferred compensation plan	4,697	552	—	5,249
Total assets	$4,697	$552	$—	$5,249
Liabilities:
Deferred compensation plan liability	$—	$(5,456)	$—	$(5,456)
Total liabilities	$—	$(5,456)	$—	$(5,456)

(1)	Unrealized holding gains (losses) for both the three months ended May 4, 2014 and April 28, 2013 were $0.1 million. Unrealized holding gains (losses) for the six months ended May 4, 2013 and April 28, 2013 were $0.2 million and $0.3 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of May 4, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(2)	$—	$—	$2,280	$2,280
Total assets	$—	$—	$2,280	$2,280

(2)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

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

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(3)	$—	$—	$2,397	$2,397
Total assets	$—	$—	$2,397	$2,397

(3)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	2.2%	6.9%	2.2%	4.4%
Domestic production activities deduction	1.4%	(5.8)%	1.5%	(1.6)%
Canada valuation allowance	0.9%	(4.2)%	1.0%	(6.0)%
Non-deductible expenses	(3.0)%	1.5%	(3.3)%	2.5%
Other	1.9%	(1.5)%	1.4%	(1.7)%
Effective tax rate	38.4%	31.9%	37.8%	32.6%

The total amount of unrecognized tax benefit at both May 4, 2014 and November 3, 2013 was $0.4 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Total sales:
Metal coil coating	$54,307	$49,790	$108,574	$99,061
Metal components	155,085	147,163	313,278	301,067
Engineered building systems	149,411	148,095	301,648	295,661
Intersegment sales	(53,003)	(51,649)	(107,034)	(104,806)
Total sales	$305,800	$293,399	$616,466	$590,983
External sales:
Metal coil coating	$25,508	$21,887	$50,098	$41,108
Metal components	135,734	129,181	275,080	265,709
Engineered building systems	144,558	142,331	291,288	284,166
Total sales	$305,800	$293,399	$616,466	$590,983
Operating income (loss):
Metal coil coating	$3,893	$4,755	$10,388	$10,297
Metal components	4,559	5,137	8,670	11,209
Engineered building systems	36	4,196	1,676	8,237
Corporate	(14,001)	(16,033)	(29,415)	(31,290)
Total operating loss	$(5,513)	$(1,945)	$(8,681)	$(1,547)
Unallocated other expense	(2,449)	(5,903)	(6,045)	(11,753)
Loss before income taxes	$(7,962)	$(7,848)	$(14,726)	$(13,300)

	May 4, 2014	November 3, 2013
Total assets:
Metal coil coating	$78,492	$71,118
Metal components	374,136	380,488
Engineered building systems	195,350	199,551
Corporate	55,702	129,106
Total assets	$703,680	$780,263

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

Second Fiscal Quarter

The metal coil coating segment’s third party sales increased 16.5% in the three months ended May 4, 2014 compared to the same period in the prior year as coating and tolling sales increased for both light gauge and heavy gauge product lines. Volume improvement was enhanced by favorable mix but the gain was offset by elevated steel costs associated with supply chain disruptions and increased marketing expenditures. Higher utility expenses in the current period related to inclement weather and cold temperatures also contributed to lower earnings.

The metal components segment achieved a 5.1% increase in third-party sales in the three months ended May 4, 2014 compared to the same period in the prior year driven by growth in the legacy single skin products. Pricing was favorable in the current period compared to the same period in the prior year but operating income of $4.6 million declined 11.3% in the current period compared to the same period in the prior year as a result of increased costs over the prior year due to investments in growth initiatives and the weather related decline in commercial and industrial insulated panel volumes.

The engineered building systems segment’s third party sales increased 1.6% in the three months ended May 4, 2014 compared to the same period in the prior year. We began to benefit from value pricing during the current period and achieved improvement in sales margin and product mix. However, this gain was offset by weather induced lower volumes and increased freight expenses.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in April 2014, indicates an expected increase of 10% in square footage and an increase of 10% in dollar value as compared to the prior calendar year. This represented a upward revision of the 2014 forecast published in January, which indicated an expected increase of 12% in square footage and an increase of 9% in dollar value as compared to 2013. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 to 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for April 2014 was below 50 at 49.6 and the commercial and industrial component of the index was above 50 at 50.2 for April 2014. This represents a decline over those indices for January 2014, when AIA’s ABI was above 50 at 50.4 and the commercial and industrial component of the index was at 51.0 for January 2014.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal six months ended May 4, 2014, steel represented approximately 69% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Historically, we have been able to adjust our sales prices in response to increases in steel prices. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased from October 2013 to April 2014 and is higher in April 2014 compared to April 2013. The index represents purchases for forward delivery, according to a lead time, which will vary.

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

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Six Months Ended
	May 4, 2014%		April 28, 2013%		May 4, 2014%		April 28, 2013%
Total sales:
Metal coil coating	$54,307	17	$49,790	17	$108,574	17	$99,061	17
Metal components	155,085	51	147,163	50	313,278	51	301,067	51
Engineered building systems	149,411	49	148,095	50	301,648	49	295,661	50
Intersegment sales	(53,003)	(17)	(51,649)	(17)	(107,034)	(17)	(104,806)	(18)
Total net sales	$305,800	100	$293,399	100	$616,466	100	$590,983	100

External sales:
Metal coil coating	$25,508	8	$21,887	7	$50,098	8	$41,108	7
Metal components	135,734	45	129,181	44	275,080	45	265,709	45
Engineered building systems	144,558	47	142,331	49	291,288	47	284,166	48
Total net sales	$305,800	100	$293,399	100	$616,466	100	$590,983	100
Operating income (loss):
Metal coil coating	$3,893		$4,755		$10,388		$10,297
Metal components	4,559		5,137		8,670		11,209
Engineered building systems	36		4,196		1,676		8,237
Corporate	(14,001)		(16,033)		(29,415)		(31,290)
Total operating loss	$(5,513)		$(1,945)		$(8,681)		$(1,547)
Unallocated other expense	(2,449)		(5,903)		(6,045)		(11,753)
Loss before income taxes	$(7,962)		$(7,848)		$(14,726)		$(13,300)

FISCAL THREE MONTHS ENDED MAY 4, 2014 COMPARED TO FISCAL THREE MONTHS ENDED APRIL 28, 2013

Consolidated sales increased by 4.2%, or $12.4 million for the three months ended May 4, 2014, compared to the three months ended April 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments for the three months ended May 4, 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by lower tonnage volumes in our engineered building systems segment primarily due to the impact of unfavorable weather conditions during the current period.

Consolidated cost of sales, excluding gain on insurance recovery increased by 6.0%, or $14.0 million for the three months ended May 4, 2014, compared to the three months ended April 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.

Consolidated gain on insurance recovery for the three months ended May 4, 2014 was $0.3 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $0.3 million during the three months ended May 4, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the three months ended April 28, 2013. See Note 3 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross profit, including the gain on insurance recovery, was 19.5% for the three months ended May 4, 2014 compared to 20.7% for the same period in the prior year. The decrease in gross margins was the result of an unfavorable product mix and higher transportation and manufacturing costs due to the impact of unfavorable weather conditions which were partially offset by the gain on insurance recovery as noted above.

Metal coil coating sales increased by 9.1%, or $4.5 million to $54.3 million in the three months ended May 4, 2014, compared to $49.8 million in the same period in the prior year. Sales to third parties for the three months ended May 4, 2014 increased $3.6 million to $25.5 million from $21.9 million in the same period in the prior year, primarily as a result of a 15.0% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio and higher package sales mix compared to toll processing sales mix. Package sales include both the painting services and the sale of the steel coil while toll processing services include only the painting service performed on the steel coil already in the customer’s ownership. The remaining $0.9 million represents an increase in intersegment sales for the three months ended May 4, 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.3% of total consolidated third-party sales in the three months ended May 4, 2014 compared to 7.5% in the three months ended April 28, 2013.

Operating income of the metal coil coating segment decreased to $3.9 million in the three months ended May 4, 2014, compared to $4.8 million in the same period in the prior year. The $0.9 million decrease resulted primarily from the additional cost associated with the ramp up of the new Middletown facility and margin compression resulting from higher underlying steel costs, partially offset by external volume and the gain on insurance recovery as noted above.

Metal components sales increased 5.4%, or $7.9 million to $155.1 million in the three months ended May 4, 2014, compared to $147.2 million in the same period in the prior year. This increase was primarily due to a 7.0% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year but was partially offset by unfavorable weather conditions during the period. Sales to third parties for the three months ended May 4, 2014 increased $6.6 million to $135.7 million from $129.2 million in the same period in the prior year. The remaining $1.4 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.4% of total consolidated third-party sales in the three months ended May 4, 2014 compared to 44.0% in the three months ended April 28, 2013.

Operating income of the metal components segment decreased to $4.6 million in the three months ended May 4, 2014, compared to $5.1 million in the same period in the prior year. The $0.6 million decrease was driven by unfavorable product mix and investments in certain growth initiatives.

Engineered building systems sales increased 0.9%, or $1.3 million to $149.4 million in the three months ended May 4, 2014, compared to $148.1 million in the same period in the prior year. This increase in the three months ended May 4, 2014 compared to the same period in the prior year resulted from higher sales prices, partially offset by a 1.3% decrease in external tons shipped. Sales to third parties for the three months ended May 4, 2014 increased $2.2 million to $144.6 million from $142.3 million in the same period in the prior year. The increase was partially offset by a decrease of $0.9 million in intersegment sales. Engineered building systems third-party sales accounted for 47.3% of total consolidated third-party sales in the three months ended May 4, 2014 compared to 48.5% in the three months ended April 28, 2013.

Operating income of the engineered building systems segment decreased to $0.04 million in the three months ended May 4, 2014 compared to $4.2 million in the same period in the prior year. This $4.2 million decline resulted from higher transportation and manufacturing costs which were due to weather disruptions, offset by higher sales prices as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $65.1 million in the three months ended May 4, 2014, compared to $62.8 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 21.3% for the three months ended May 4, 2014 as compared to 21.4% for the three months ended April 28, 2013. The $2.3 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force during the three months ended May 4, 2014.

Consolidated interest expense decreased to $3.1 million for the three months ended May 4, 2014, compared to $6.2 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated other income, net improved to $0.6 million for the three months ended May 4, 2014, compared to $0.2 million for the same period of the prior year primarily due to Canadian foreign currency gains in the current period.

Consolidated benefit for income taxes was a $3.1 million benefit for the three months ended May 4, 2014, compared to a $2.5 million benefit for the same period in the prior year. The effective tax rate for the three months ended May 4, 2014 was 38.4% compared to 31.9% for the same period in the prior year. The increase in the income tax benefit was primarily the result of lower utilization of certain Canadian net operating loss carry forwards which have been previously reserved and lower utilization of the domestic production activities deduction and an increase in non-deductible expenses for the three months ended May 4, 2014 compared to the same period in the prior year.

Diluted loss per common share improved to a loss of $(0.07) per diluted common share for the three months ended May 4, 2014, compared to a loss of $(0.28) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding in the current period, and the $0.4 million decrease in net loss applicable to shares of our common stock resulting from the factors described above in this section. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in the periods presented.

FISCAL SIX MONTHS ENDED MAY 4, 2014 COMPARED TO FISCAL SIX MONTHS ENDED APRIL 28, 2013

Consolidated sales increased by 4.3%, or $25.5 million for the six months ended May 4, 2014, compared to the six months ended April 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments for the six months ended May 4, 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors we serve compared to the prior year. These increases were partially offset by unfavorable weather conditions during the current period.

Consolidated cost of sales, excluding gain on insurance recovery increased by 6.3%, or $29.7 million for the six months ended May 4, 2014, compared to the six months ended April 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.

Consolidated gain on insurance recovery for the six months ended May 4, 2014 was $1.3 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during the six months ended May 4, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the six months ended April 28, 2013. See Note 3 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross profit, including the gain on insurance recovery, was 19.3% for the six months ended May 4, 2014 compared to 20.6% for the same period in the prior year. The decrease in gross margins was the result of an unfavorable product mix and higher transportation and manufacturing costs due to the impact of unfavorable weather conditions which were partially offset by the gain on insurance recovery as noted above.

Metal coil coating sales increased by 9.6%, or $9.5 million to $108.6 million in the six months ended May 4, 2014, compared to $99.1 million in the same period in the prior year. Sales to third parties for the six months ended May 4, 2014 increased $9.0 million to $50.1 million from $41.1 million in the same period in the prior year, primarily as a result of a 18.1% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio and higher package sales mix compared to toll processing sales mix. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $0.5 million represents an increase in intersegment sales for the six months ended May 4, 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.1% of total consolidated third-party sales in the six months ended May 4, 2014 compared to 7.0% in the six months ended April 28, 2013.

Operating income of the metal coil coating segment increased to $10.4 million in the six months ended May 4, 2014, compared to $10.3 million in the same period in the prior year. The $0.1 million increase resulted primarily from the gain on insurance recovery and external volume as noted above, partially offset by the additional cost associated with the ramp up of the new Middletown facility.

Metal components sales increased 4.1%, or $12.2 million to $313.3 million in the six months ended May 4, 2014, compared to $301.1 million in the same period in the prior year. This increase was primarily due to a 3.8% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year but was partially offset by unfavorable weather conditions during the period. Sales to third parties for the six months ended May 4, 2014 increased $9.4 million to $275.1 million from $265.7 million in the same period in the prior year. The remaining $2.8 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.6% of total consolidated third-party sales in the six months ended May 4, 2014 compared to 45.0% in the six months ended April 28, 2013.

Operating income of the metal components segment decreased to $8.7 million in the six months ended May 4, 2014, compared to $11.2 million in the same period in the prior year. The $2.5 million decrease was driven by investments in certain growth initiatives, unfavorable weather conditions and unfavorable product mix.

Engineered building systems sales increased 2.0%, or $6.0 million to $301.6 million in the six months ended May 4, 2014, compared to $295.7 million in the same period in the prior year. This increase in the six months ended May 4, 2014 compared to the same period in the prior year resulted from higher sales prices. Sales to third parties for the six months ended May 4, 2014 increased $7.1 million to $291.3 million from $284.2 million in the same period in the prior year. The increase was partially offset by a decrease of $1.1 million in intersegment sales. Engineered building systems third-party sales accounted for 47.3% of total consolidated third-party sales in the six months ended May 4, 2014 compared to 48.1% in the six months ended April 28, 2013.

Operating income of the engineered building systems segment decreased to $1.7 million in the six months ended May 4, 2014 compared to $8.2 million in the same period in the prior year. This $6.6 million decline resulted from higher transportation and manufacturing costs which were due to weather and supply chain disruptions, partially offset by higher sales prices as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $127.5 million in the six months ended May 4, 2014, compared to $123.3 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 20.7% for the six months ended May 4, 2014 as compared to 20.9% for the six months ended April 28, 2013. The $4.3 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force as well as $0.8 million of expenses relating to the secondary offering by the CD&R Funds during the six months ended May 4, 2014.

Consolidated interest expense decreased to $6.2 million for the six months ended May 4, 2014, compared to $12.5 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated other income, net decreased to $0.1 million for the six months ended May 4, 2014, compared to $0.6 million for the same period of the prior year primarily due to Canadian foreign currency losses in the current period.

Consolidated benefit from income taxes was a $5.6 million benefit for the six months ended May 4, 2014, compared to a $4.3 million benefit for the same period in the prior year. The effective tax rate for the six months ended May 4, 2014 was 37.8% compared to 32.6% for the same period in the prior year. The increase in the income tax benefit was primarily the result of lower utilization of certain Canadian net operating loss carry forwards which have been previously reserved and lower utilization of the domestic production activities deduction and an increase in non-deductible expenses for the six months ended May 4, 2014 compared to the same period in the prior year.

Diluted loss per common share improved to a loss of $(0.13) per diluted common share for the six months ended May 4, 2014, compared to a loss of $(0.46) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding, partially offset by the $0.2 million increase in net loss applicable to shares of our common stock resulting from the factors described above in this section. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $77.4 million to $12.5 million during the six months ended May 4, 2014. The following table summarizes our consolidated cash flows for the six months then ended May 4, 2014 and April 28, 2013 (dollars in thousands):

	Fiscal Six Months Ended
	May 4,	April 28,
	2014	2013
Net cash used in operating activities	(30,508)	(3,790)
Net cash used in investing activities	(8,693)	(12,715)
Net cash used in financing activities	(25,546)	(11,070)
Effect of exchange rate changes on cash and cash equivalents	(221)	(45)
Net decrease in cash and cash equivalents	(64,968)	(27,620)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$12,468	$27,538

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

Net cash used in operating activities was $30.5 million during the six months ended May 4, 2014 compared to $3.8 million of net cash used in operating activities in the comparable period of fiscal 2013. This difference was largely driven by changes in working capital and the decrease in earnings over the comparable period of the prior year.

The primary driver for our increased use of cash for working capital needs was a $28.2 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments during the current period were significantly higher due to the fact that the fourth quarter of the prior year had shown significant year-over-year revenue growth requiring an increase in raw material used. Our days payable outstanding (“DPO”) as of May 4, 2014  was unchanged at 33.3 days compared to 33.3 days in the prior year.

Cash generated from accounts receivable was $5.3 million higher in the current six month period than the comparable period of the prior year. This increase was driven by the significant year-over-year revenue growth in the fourth fiscal quarter of 2013 and a decrease in days sales outstanding (“DSO”) to 33.2 days as of May 4, 2014 from 35.7 days at April 28, 2013. We experienced improved customer payments and increased use of faster electronic payment methods during the current six month period.

Cash used during the period to invest in inventory was $14.1 million for the six months ended May 4, 2014 which was lower than the $19.8 million invested in the comparable period of the prior year. The decrease was driven by lower than anticipated volumes but was partially offset by an increase in our days inventory on-hand (“DIO”), as our DIO was 51.3 days as of May 4, 2014 as compared to 48.8 days at April 28, 2013 due to the anticipation of higher volumes as we move into our seasonally higher demand periods.

Investing Activities

Cash used in investing activities of $8.7 million during the six months ended May 4, 2014 was lower than the $12.7 million invested in the comparable period of the prior year and related predominantly to capital expenditures for a new insulated panel system line, machinery and equipment and computer software in the current period. In the six months ended April 28, 2013, $12.7 million was used for capital expenditures predominantly related to the new metal coil coating facility, computer software and a new insulated panel system line.

Financing Activities

Cash used in financing activities increased to $25.5 million of cash used in financing activities from $11.1 million of cash used in financing activities in the comparable prior year period. The $25.5 million used in financing activities during the six months ended May 4, 2014 was primarily attributable to the purchase of treasury stock in the amount of $23.7 million paid primarily to the CD&R Funds in connection with the Stock Repurchase (as defined below) and $1.2 million of payments made to reduce our outstanding term loan, partially offset by $0.8 million of excess tax benefits from share-based compensation arrangements during the six months ended May 4, 2014. The $11.1 million of cash used in financing activities during the six months ended April 28, 2013 was primarily attributable to $10.4 million of payments made to reduce our outstanding term loan and $2.4 million of treasury stock purchases during the six months ended April 28, 2013.

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the six months ended May 4, 2014. At May 4, 2014 and November 3, 2013, the CD&R Funds owned 58.6% and 72.4%, respectively, of the voting power and Common Stock of the Company.

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

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At May 4, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $236.6 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both May 4, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%.

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

Credit Agreement. On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At May 4, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $236.6 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both May 4, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 4, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was $115.5 million and $123.2 million, respectively. At both May 4, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at May 4, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $12.4 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of May 4, 2014 and November 3, 2013 was $17.3 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at May 4, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.31:1.00 and 2.29:1.00, respectively.

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

At both May 4, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $115.5 million available at May 4, 2014 and $12.5 million of cash at May 4, 2014. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $15 million and $18 million for the remainder of fiscal 2014 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the second quarter of fiscal 2014 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended May 4, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,893	$4,559	$36	$(14,001)	$(5,513)
Gain on insurance recovery	(324)	––	––	––	(324)
Secondary offering costs	––	––	––	50	50
Adjusted operating income (loss)	$3,569	$4,559	$36	$(13,951)	$(5,787)

	For the Three Months Ended April 28, 2013
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$4,755	$5,137	$4,196	$(16,033)	$(1,945)

	For the Six Months Ended May 4, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$10,388	$8,670	$1,676	$(29,415)	$(8,681)
Gain on insurance recovery	(1,311)	––	––	––	(1,311)
Secondary offering costs	––	––	––	754	754
Adjusted operating income (loss)	$9,077	$8,670	$1,676	$(28,661)	$(9,238)

	For the Six Months Ended April 28, 2013
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$10,297	$11,209	$8,237	$(31,290)	$(1,547)

(1)   The Company did not incur any special charges during the three and six months ended April 28, 2013.

The following tables reconcile adjusted EBITDA to Net Income (Loss) for the periods indicated (in thousands):

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Trailing
	July 28,	November 3,	February 2,	May 4,	12 Months
	2013	2013	2014	2014	May 4, 2014
Net income (loss)	$(12,192)	$8,276	$(4,258)	$(4,905)	$(13,079)
Add:
Depreciation and amortization	9,066	9,012	8,767	8,941	35,786
Consolidated interest expense, net	5,130	3,334	3,100	3,035	14,599
Provision (benefit) for income taxes	(9,933)	5,410	(2,506)	(3,057)	(10,086)
Debt extinguishment costs, net	21,491	––	––	––	21,491
Gain on insurance recovery	––	(1,023)	(987)	(324)	(2,334)
Unreimbursed business interruption costs	––	500	––	––	500
Secondary offering costs	––	––	704	50	754

Non-cash charges:
Stock-based compensation	3,448	4,565	3,179	2,563	13,755
Embedded derivative	(50)	––	––	––	(50)
Adjusted EBITDA	$16,960	$30,074	$7,999	$6,303	$61,336

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	Trailing
	July 29,	October 28,	January 27,	April 28,	12 Months
	2012	2012	2013	2013	April 28, 2013

Net income (loss)	$(3,267)	$6,270	$(3,627)	$(5,342)	$(5,966)
Add:
Depreciation and amortization	7,248	10,355	9,122	8,809	35,534
Consolidated interest expense, net	4,159	6,226	6,244	6,149	22,778
Provision (benefit) for income taxes	(663)	3,379	(1,825)	(2,506)	(1,615)
Acquisition-related costs	2,946	153	––	––	3,099
Debt extinguishment costs, net	6,437	––	––	––	6,437

Non-cash charges:
Stock-based compensation	2,090	3,116	3,442	3,445	12,093
Asset impairments (recoveries)	(22)	13	––	––	(9)
Embedded derivative	(5)	(5)	(5)	(4)	(19)
Adjusted EBITDA	$18,923	$29,507	$13,351	$10,551	$72,332

The following tables reconcile adjusted diluted income (loss) per common share to loss per diluted common share and adjusted income (loss) applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Net loss per diluted common share, GAAP basis	$(0.07)	$(0.28)	$(0.13)	$(0.46)
Gain on insurance recovery, net of taxes	(0.00)	––	(0.01)	––
Secondary offering costs, net of taxes	0.00	––	0.01	––
Foreign exchange loss (gain), net of taxes	0.00	––	0.00	––
Adjusted net loss per diluted common share	$(0.07)	$(0.28)	$(0.13)	$(0.46)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 4, 2014	April 28, 2013	May 4, 2014	April 28, 2013
Net loss applicable to common shares, GAAP basis	$(4,905)	$(5,342)	$(9,163)	$(8,969)
Gain on insurance recovery, net of taxes	(199)	––	(807)	––
Secondary offering costs, net of taxes	31	––	465	––
Foreign exchange loss (gain), net of taxes	(211)	––	325	––
Adjusted net loss applicable to common shares	$(5,284)	$(5,342)	$(9,180)	$(8,969)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 4, 2014, we were not involved in any unconsolidated SPE transactions.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively for our first quarter in fiscal 2015 but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. This update is effective prospectively for our first quarter in fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We are currently evaluating the potential impact of this authoritative guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended May 4, 2014, steel constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

Source: www.crugroup.com

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel inventory that has been ordered but is not in our ownership. Therefore, our inventory may increase if demand for our products declines. We can give no assurance that steel will remain available or that prices will not continue to be volatile.

During the first six months of fiscal 2014, scheduled material deliveries were delayed due to impassable roads and frozen waterways. As a result, we absorbed higher costs to purchase steel to meet customer delivery schedules.

With steel accounting for approximately 69% of our cost of sales for the fiscal six months ended May 4, 2014, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $3.4 million for the six months ended May 4, 2014, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At May 4, 2014, we had $236.6 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at May 4, 2014 was approximately $235.4 million compared to the face value of $236.6 million. The fair value of our Credit Agreement at November 3, 2013 was approximately $237.8 million compared to the face value of $237.8 million.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gains (losses) for the three month periods ended May 4, 2014 was insignificant and was $(0.2) million for the six month periods ended May 4, 2014. Net foreign currency re-measurement gains for both the three and six month periods ended April 28, 2013 were $0.1 million.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for the three month period ended May 4, 2014 was $0.2 million and was $(0.1) million for the three month period ended April 28, 2013. The net foreign currency exchange gains (losses) included in net income (loss) for the six month period ended May 4, 2014 was $(0.3) million and was insignificant for the six month period ended April 28, 2013. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month period ended May 4, 2014 was $(0.6) million and was $(0.9) million for the six month period ended May 4, 2014. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three and six month periods ended April 28, 2013 was $(0.9) million.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of May 4, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 14, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 3, 2013 and the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2014. The risks disclosed in our previous Annual Report on Form 10-K, Quarterly Report on Form 10-Q and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the second quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
February 3, 2014 to March 2, 2014	336	$18.71	—	129,218
March 3, 2014 to March 30, 2014	––	––	—	129,218
March 31, 2014 to May 4, 2014	24,139	$16.12	—	129,218
Total	24,475	$16.16	—	129,218

(1)	During the second quarter of fiscal 2014, 24,475 shares of restricted stock were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law and the Certificate of Designations of our Convertible Preferred Stock, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. At May 4, 2014, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: June 11, 2014	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

3.1	Fourth Amended and Restated By-laws, effective as of February 25, 2014 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

