Form 10-Q
period 2014-08-03
NCI BUILDING SYSTEMS INC
filed 2014-09-09
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2014

or

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

Common Stock, $.01 par value – 73,531,748 shares as of September 4, 2014.

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	August 3, 2014	November 3, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,664	$77,436
Accounts receivable, net	133,532	135,368
Inventories, net	136,579	122,105
Deferred income taxes	30,803	27,736
Income tax receivable	1,601	1,112
Prepaid expenses and other	22,003	19,300
Investments in debt and equity securities, at market	5,408	4,892
Assets held for sale	5,732	2,879
Total current assets	363,322	390,828
Property, plant and equipment, net	249,493	260,918
Goodwill	75,226	75,226
Intangible assets, net	45,936	48,975
Deferred financing costs, net	3,553	4,316
Total assets	$737,530	$780,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,384	$2,384
Note payable	836	613
Accounts payable	115,191	144,553
Accrued compensation and benefits	46,606	40,954
Accrued interest	1,856	1,844
Other accrued expenses	62,842	61,266
Total current liabilities	229,715	251,614

Long-term debt, net	233,599	235,391
Deferred income taxes	31,615	32,185
Other long-term liabilities	8,245	8,315
Total long-term liabilities	273,459	275,891
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,770,162 and 74,793,249 shares issued at August 3, 2014 and November 3, 2013, respectively; 73,531,748 and 74,785,726 shares outstanding at August 3, 2014 and November 3, 2013, respectively	1,460	1,471
Additional paid-in capital	627,563	638,574
Accumulated deficit	(385,809)	(382,735)
Accumulated other comprehensive loss	(4,663)	(4,436)
Treasury stock, at cost (238,414 and 7,523 shares at August 3, 2014 and November 3, 2013, respectively)	(4,195)	(116)
Total stockholders’ equity	234,356	252,758
Total liabilities and stockholders’ equity	$737,530	$780,263

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Sales	$361,626	$317,201	$978,092	$908,184
Cost of sales, excluding gain on insurance recovery	282,061	250,163	781,016	719,440
Gain on insurance recovery	––	––	(1,311)	––
Gross profit	79,565	67,038	198,387	188,744
Engineering, selling, general and administrative expenses	65,877	62,761	193,380	186,014
Strategic development costs	1,486	—	1,486	—
Income from operations	12,202	4,277	3,521	2,730
Interest income	60	29	110	101
Interest expense	(3,203)	(5,159)	(9,388)	(17,624)
Debt extinguishment costs, net	––	(21,491)	––	(21,491)
Other income (expense), net	(133)	219	(43)	859
Income (loss) before income taxes	8,926	(22,125)	(5,800)	(35,425)
Provision (benefit) for income taxes	2,837	(9,933)	(2,726)	(14,264)
Net income (loss)	$6,089	$(12,192)	$(3,074)	$(21,161)
Income (loss) per common share:
Basic	$0.08	$(0.19)	$(0.04)	$(0.62)
Diluted	$0.08	$(0.19)	$(0.04)	$(0.62)
Weighted average number of common shares outstanding:
Basic	72,928	64,217	73,093	34,290
Diluted	74,393	64,217	73,093	34,290

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Comprehensive income (loss):
Net income (loss)	$6,089	$(12,192)	$(3,074)	$(21,161)
Other comprehensive income (loss), net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(6)	(32)	(227)	(77)
Other comprehensive loss	(6)	(32)	(227)	(77)
Comprehensive income (loss)	$6,083	$(12,224)	$(3,301)	$(21,238)

__________

(1)	Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both of the three months ended August 3, 2014 and July 28, 2013 and $0 in both the nine months ended August 3, 2014 and July 28, 2013.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 3, 2013	74,793,249	$1,471	$638,574	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758
Treasury stock purchases	—	—	––	—	—	(1,380,891)	(23,796)	(23,796)
Retirement of treasury shares	(1,150,000)	(12)	(19,705)	—	—	1,150,000	19,717	—
Issuance of restricted stock	126,913	1	(1)	—	—	—	—	—
Excess tax benefits from share-based compensation arrangements	—	—	549	—	—	—	—	549
Foreign exchange translation loss and other, net of taxes	—	—	—	—	(227)	—	—	(227)
Share-based compensation	—	—	8,146	—	—	—	—	8,146
Net loss	—	—	—	(3,074)	—	—	—	(3,074)
Balance, August 3, 2014	73,770,162	$1,460	$627,563	$(385,809)	$(4,663)	(238,414)	$(4,195)	$234,356

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013
Cash flows from operating activities:
Net loss	$(3,074)	$(21,161)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,702	26,997
Deferred financing cost amortization	830	2,994
Share-based compensation expense	8,146	10,335
Non-cash debt extinguishment costs	––	17,582
(Gain) loss on sale of property, plant and equipment	41	(38)
Gain on insurance recovery	(1,311)	—
Provision for doubtful accounts	334	1,424
Benefit from deferred income taxes	(3,109)	(14,865)
Excess tax benefits from share-based compensation arrangements	(549)	––

Changes in operating assets and liabilities:
Accounts receivable	1,503	13,146
Inventories	(14,474)	(29,186)
Income tax receivable	(2)	(1,859)
Prepaid expenses and other	(1,287)	(2,624)
Accounts payable	(29,367)	(5,561)
Accrued expenses	5,529	(5,160)
Other, net	34	(1,167)
Net cash used in operating activities	(10,054)	(9,143)

Cash flows from investing activities:
Capital expenditures	(14,529)	(17,545)
Proceeds from insurance	1,311	—
Net cash used in investing activities	(13,218)	(17,545)

Cash flows from financing activities:
Proceeds from stock options exercised	—	674
Decrease in restricted cash	—	1,375
Payments on term loan	(1,792)	(10,375)
Payments on note payable	(1,172)	(1,239)
Proceeds from Amended ABL Facility	72,000	42,000
Payments on Amended ABL Facility	(72,000)	(37,000)
Payment of financing costs	(67)	(6,215)
Excess tax benefits from share-based compensation arrangements	549	974
Purchase of treasury stock	(23,791)	(2,438)
Net cash used in financing activities	(26,273)	(12,244)
Effect of exchange rate changes on cash and cash equivalents	(227)	(77)
Net decrease in cash and cash equivalents	(49,772)	(39,009)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$27,664	$16,149

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 3, 2014

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended August 3, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending November 2, 2014. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

NOTE 3 — GAIN ON INSURANCE RECOVERY

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. During the nine month period ended August 3, 2014, we received $1.3 million from insurance proceeds, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase and install assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and depreciated over their estimated useful life of 10 years.

NOTE 4 — INVENTORIES

The components of inventory are as follows (in thousands):

	August 3, 2014	November 3, 2013
Raw materials	$97,192	$87,567
Work in process and finished goods	39,387	34,538
	$136,579	$122,105

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the third quarter of fiscal 2014, we reclassified $0.3 million of property, plant and equipment to assets held for sale related to an idled facility because this facility met the above criteria. During the second quarter of fiscal 2014, we reclassified $2.6 million of property, plant and equipment to assets held for sale related to an idled facility because this facility met the above criteria. The carrying value of assets held for sale is $5.7 million and $2.9 million at August 3, 2014 and November 3, 2013, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at August 3, 2014.

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

NOTE 6 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, performance share awards, stock appreciation rights, performance share units (“PSUs”), phantom stock awards and cash awards. As of August 3, 2014 and July 28, 2013, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and performance share awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. The vesting of our performance share awards is described below.

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

During the nine month periods ended August 3, 2014 and July 28, 2013, we recorded stock-based compensation expense of $8.1 million and $10.3 million, respectively. During the nine month periods ended August 3, 2014 and July 28, 2013, we granted 5,058 and 2,101 stock options, respectively, and the grant-date fair value of options granted during the nine month periods ended August 3, 2014 and July 28, 2013 was $9.09 and $7.22, respectively. There were no options exercised during the nine months ended August 3, 2014. Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during the nine months ended July 28, 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for the nine months ended July 28, 2013.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended August 3, 2014 and July 28, 2013, we granted time-based restricted stock awards with a fair value of $2.6 million, representing 147,424 shares, and $6.3 million, representing 442,198 shares, respectively. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards.

In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the nine months ended August 3, 2014, we granted Performance Share Awards with a fair value of $2.2 million.

The Compensation Committee of our Board approved a modification to our existing long term incentive plan (“Modification”) on May 29, 2014 (the “Modification Date”). The Modification revised certain financial performance thresholds of the Performance Share Awards by making 50% of the award time-based and 50% of the award performance-based. The Modification did not result in the recognition of any incremental compensation cost on the Modification Date for the 82 employees who were impacted by the Modification.

NOTE 7 — EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings (loss) per common share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Numerator for Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss)	$6,089	$(12,192)	$(3,074)	$(21,161)
Less net income allocated to participating securities (1)	(50)	––	––	––
Net income (loss) allocated to common shares	$6,039	$(12,192)	$(3,074)	$(21,161)
Denominator for Basic and Diluted Earnings (Loss) Per Common Share:
Weighted average basic number of common shares outstanding	72,928	64,217	73,093	34,290
Common stock equivalents:
Employee stock options	756	––	––	––
PSUs and Performance Share Awards	709	––	––	––
Weighted average diluted number of common shares outstanding	74,393	64,217	73,093	34,290
Basic earnings (loss) per common share	$0.08	$(0.19)	$(0.04)	$(0.62)
Diluted earnings (loss) per common share	$0.08	$(0.19)	$(0.04)	$(0.62)

__________

(1)	Participating securities consist of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in any periods presented above. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

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

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. The calculation of earnings (loss) per share for Common Stock presented here excludes the income, if any, attributable to Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common Stock of the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to unvested restricted stock for the nine month period ended August 3, 2014 and no income amount attributable to Preferred Shares or unvested restricted stock for the three and nine month periods ended July 28, 2013 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented approximately 26,319 shares for the three month period ended August 3, 2014. For the three month period ended August 3, 2014, 57,332 shares of the Performance Share Awards were not included in the diluted loss per common share calculation because the achievement of free cash flow and earnings per share targets had not been achieved as of August 3, 2014. In addition, the final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. For both the three and nine month periods ended July 28, 2013 and the nine month period ended August 3, 2014, all options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013
Beginning balance	$22,673	$23,236
Warranties sold	2,178	2,604
Revenue recognized	(1,540)	(1,460)
Costs incurred and other	––	(2,234)
Ending balance	$23,311	$22,146

NOTE 9 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	August 3,	November 3,
	2014	2013
Credit Agreement, due June 2019 (variable interest, at 4.25% on August 3, 2014 and November 3, 2013)	$235,983	$237,775
Current portion of long-term debt	(2,384)	(2,384)
Total long-term debt, less current portion	$233,599	$235,391

Credit Agreement

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

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at NCI’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both August 3, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Amended ABL Facility

On May 2, 2012, the Company entered into an Amended Asset-Based Lending Facility (“Amended ABL Facility”) to (i) permit the Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 3, 2014 and November 3, 2013, the Company’s excess availability under the Amended ABL Facility was $132.6 million and $123.2 million, respectively. At both August 3, 2014 and November 3, 2013, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at August 3, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $8.1 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of August 3, 2014 and November 3, 2013 was $19.9 million and $18.5 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at August 3, 2014 and November 3, 2013, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.95:1.00 and 2.29:1.00, respectively.

Loans under the Amended ABL Facility bear interest, at NCI’s option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 1.50% to 2.00% depending on the quarterly average excess availability under such facility, and
(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 2.50% to 3.00% depending on the quarterly average excess availability under such facility.

At both August 3, 2014 and November 3, 2013, the interest rate on the Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At August 3, 2014 and November 3, 2013, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $3.6 million and $4.3 million, respectively.

Insurance Note Payable

As of August 3, 2014 and November 3, 2013, NCI had an outstanding note payable in the amount of $0.8 million and $0.6 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

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

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the conversion (“Conversion”) of all of their Preferred Shares into shares of the Company’s Common Stock. In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. The Conversion on May 14, 2013 eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning the Company’s stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the nine months ended August 3, 2014. At August 3, 2014 and November 3, 2013, the CD&R Funds owned 58.8% and 72.4%, respectively, of the voting power and Common Stock of the Company.

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

NOTE 11 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of August 3, 2014 and November 3, 2013 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	August 3, 2014		November 3, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Credit Agreement, due June 2019	$235,983	$235,393	$237,775	$237,775

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at August 3, 2014 and November 3, 2013.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of August 3, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$771	$—	$—	$771
Mutual funds — Growth	741	—	—	741
Mutual funds — Blend	2,604	—	—	2,604
Mutual funds — Foreign blend	733	—	—	733
Mutual funds — Fixed income	—	558	—	558
Total short-term investments in deferred compensation plan	4,849	558	—	5,407
Total assets	$4,849	$558	$—	$5,407
Liabilities:
Deferred compensation plan liability	$—	$(5,658)	$—	$(5,658)
Total liabilities	$—	$(5,658)	$—	$(5,658)

__________

(1)	Unrealized holding gains (losses) for the three months ended August 3, 2014 and July 28, 2013 were $(0.1) million and $0.3 million, respectively. Unrealized holding gains (losses) for the nine months ended August 3, 2014 and July 28, 2013 were $0.1 million and $0.6 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of August 3, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(2)	$—	$—	$2,280	$2,280
Total assets	$—	$—	$2,280	$2,280

__________

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

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 3, 2013, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(3)	$—	$—	$2,397	$2,397
Total assets	$—	$—	$2,397	$2,397

(3)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

NOTE 12 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
State income taxes	3.7%	2.8%	(0.1)%	2.1%
Domestic production activities deduction	(0.4)%	—%	4.4%	—%
Canada valuation allowance	(1.1)%	1.4%	4.4%	1.0%
Non-deductible expenses	2.7%	(1.0)%	(12.5)%	(1.9)%
Other	(8.1)%	6.7%	15.8%	4.1%
Effective tax rate	31.8%	44.9%	47.0%	40.3%

The total amount of unrecognized tax benefit at August 3, 2014 and November 3, 2013 was $0.5 million and $0.4 million, respectively, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Total sales:
Metal coil coating	$68,324	$56,478	$176,898	$155,539
Metal components	184,321	161,008	497,599	462,075
Engineered building systems	174,186	158,369	475,834	454,030
Intersegment sales	(65,205)	(58,654)	(172,239)	(163,460)
Total sales	$361,626	$317,201	$978,092	$908,184
External sales:
Metal coil coating	$31,132	$23,028	$81,230	$64,136
Metal components	162,180	140,441	437,259	406,150
Engineered building systems	168,314	153,732	459,603	437,898
Total sales	$361,626	$317,201	$978,092	$908,184
Operating income:
Metal coil coating	$6,665	$5,521	$17,053	$15,818
Metal components	10,437	8,054	19,107	19,263
Engineered building systems	11,454	6,123	13,129	14,360
Corporate	(16,354)	(15,421)	(45,768)	(46,711)
Total operating income	$12,202	$4,277	$3,521	$2,730
Unallocated other expense	(3,276)	(26,402)	(9,321)	(38,155)
Income (loss) before income taxes	$8,926	$(22,125)	$(5,800)	$(35,425)

	August 3, 2014	November 3, 2013
Total assets:
Metal coil coating	$81,857	$71,118
Metal components	377,368	380,488
Engineered building systems	216,277	199,551
Corporate	62,028	129,106
Total assets	$737,530	$780,263

NOTE 14 — CONTINGENCIES

As a manufacturer of products primarily for use in nonresidential building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, NCI and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. The Company insures against these risks to the extent deemed prudent by our management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts we deem prudent and for which we are responsible for payment. In determining the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our debt and obtain future financing;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	increases in energy prices;
•	the volatility of the Company’s stock price;
•	the dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by the selling stockholders;
•	substantial governance and other rights held by the selling stockholders;
•	breaches of our information system security measures and damage to our major information management systems;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations, including the Dodd–Frank Act;
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Part II, Item 1A of this report, in our Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2014 and in our most recent Annual Report on Form 10-K as filed with the SEC.

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

Third Fiscal Quarter

We delivered solid results in the third quarter of fiscal 2014 as conditions improved and we entered our seasonally stronger second half of our fiscal year. We have rebounded from a weak first half, exceeding 2013’s year-to-date revenue by 8% and income from operations by 29%. Our performance in the third quarter of fiscal 2014 demonstrates that our investments in growth initiatives and commercial discipline are beginning to pay dividends reflected in higher third party sales and improving margins. Increasing volumes have allowed us to leverage the improved operational efficiencies created by the recent realignment of manufacturing operations across our operating segments. As growth in the nonresidential construction market continues to gain traction we are committed to maintaining commercial discipline and operational efficiency to maximize the benefits inherent in our integrated business model.

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

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in August 2014, indicates an expected increase of 8% in square footage and an increase of 11% in dollar value as compared to the prior calendar year. This represented a mixed revision of the 2014 forecast published in April, which indicated an expected increase of 10% in square footage and an increase of 10% in dollar value as compared to 2013. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architecture billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth 9 to 12 months forward. We have historically experienced a shorter lag period of 6 to 9 months when comparing the commercial and industrial ABI trends to our volume trends. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for July 2014 was above 50 at 55.8 and the commercial and industrial component of the index was above 50 at 51.2 for July 2014. This represents an increase over those indices for April 2014, when AIA’s ABI was below 50 at 49.6 and the commercial and industrial component of the index was at 50.2 for April 2014.

Another challenge we face both short and long term is the volatility in the price of steel. Our business is heavily dependent on the supply of steel and is significantly impacted by steel prices. For the fiscal nine months ended August 3, 2014, steel represented approximately 69% of our cost of goods sold. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Historically, we have been able to adjust our sales prices in response to increases in steel prices. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions.

The monthly CRU North American Steel Price Index, published by the CRU Group, has increased from October 2013 to July 2014 and is higher in July 2014 compared to July 2013. The index represents purchases for forward delivery, according to a lead time, which will vary.

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

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended				Fiscal Nine Months Ended
	August 3, 2014%		July 28, 2013%		August 3, 2014%		July 28, 2013%
Total sales:
Metal coil coating	$68,324	19	$56,478	18	$176,898	18	$155,539	17
Metal components	184,321	51	161,008	51	497,599	51	462,075	51
Engineered building systems	174,186	48	158,369	50	475,834	49	454,030	50
Intersegment sales	(65,205)	(18)	(58,654)	(19)	(172,239)	(18)	(163,460)	(18)
Total net sales	$361,626	100	$317,201	100	$978,092	100	$908,184	100
External sales:
Metal coil coating	$31,132	9	$23,028	7	$81,230	8	$64,136	7
Metal components	162,180	45	140,441	44	437,259	45	406,150	45
Engineered building systems	168,314	46	153,732	49	459,603	47	437,898	48
Total net sales	$361,626	100	$317,201	100	$978,092	100	$908,184	100
Operating income:
Metal coil coating	$6,665		$5,521		$17,053		$15,818
Metal components	10,437		8,054		19,107		19,263
Engineered building systems	11,454		6,123		13,129		14,360
Corporate	(16,354)		(15,421)		(45,768)		(46,711)
Total operating income	$12,202		$4,277		$3,521		$2,730
Unallocated other expense	(3,276)		(26,402)		(9,321)		(38,155)
Income (loss) before income taxes	$8,926		$(22,125)		$(5,800)		$(35,425)

FISCAL THREE MONTHS ENDED AUGUST 3, 2014 COMPARED TO FISCAL THREE MONTHS ENDED JULY 28, 2013

Consolidated sales increased by 14.0%, or $44.4 million for the three months ended August 3, 2014, compared to the three months ended July 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments for the three months ended August 3, 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors of the nonresidential construction industry that we serve compared to the prior year.

Consolidated cost of sales, excluding gain on insurance recovery increased by 12.8%, or $31.9 million for the three months ended August 3, 2014, compared to the three months ended July 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.

Gross margin was 22.0% for the three months ended August 3, 2014 compared to 21.1% for the same period in the prior year. The increase in gross margins was the result of value pricing and increased operating leverage due to higher tonnage volumes.

Metal coil coating sales increased by 21.0%, or $11.8 million to $68.3 million in the three months ended August 3, 2014, compared to $56.5 million in the same period in the prior year. Sales to third parties for the three months ended August 3, 2014 increased $8.1 million to $31.1 million from $23.0 million in the same period in the prior year, primarily as a result of a 26.5% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio and higher package sales mix compared to toll processing sales mix. Package sales include both the painting services and the sale of the steel coil while toll processing services include only the painting service performed on the steel coil already in the customer’s ownership. The remaining $3.7 million represents an increase in intersegment sales for the three months ended August 3, 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.6% of total consolidated third-party sales in the three months ended August 3, 2014 compared to 7.3% in the three months ended July 28, 2013.

Operating income of the metal coil coating segment increased to $6.7 million in the three months ended August 3, 2014, compared to $5.5 million in the same period in the prior year. The $1.1 million increase resulted primarily from higher external volume as noted above, partially offset by the additional cost associated with the ramp up of the new Middletown facility.

Metal components sales increased 14.5%, or $23.3 million to $184.3 million in the three months ended August 3, 2014, compared to $161.0 million in the same period in the prior year. This increase was primarily due to a 14.8% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year. Sales to third parties for the three months ended August 3, 2014 increased $21.7 million to $162.2 million from $140.4 million in the same period in the prior year. The remaining $1.6 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.8% of total consolidated third-party sales in the three months ended August 3, 2014 compared to 44.3% in the three months ended July 28, 2013.

Operating income of the metal components segment increased to $10.4 million in the three months ended August 3, 2014, compared to $8.1 million in the same period in the prior year. The $2.4 million increase resulted primarily from higher external volume as noted above, partially offset by investments in certain growth initiatives.

Engineered building systems sales increased 10.0%, or $15.8 million to $174.2 million in the three months ended August 3, 2014, compared to $158.4 million in the same period in the prior year. This increase in the three months ended August 3, 2014 compared to the same period in the prior year primarily resulted from higher sales prices as a result of improved product mix supported by value oriented pricing. Sales to third parties for the three months ended August 3, 2014 increased $14.6 million to $168.3 million from $153.7 million in the same period in the prior year. The remaining $1.2 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 46.5% of total consolidated third-party sales in the three months ended August 3, 2014 compared to 48.5% in the three months ended July 28, 2013.

Operating income of the engineered building systems segment increased to $11.5 million in the three months ended August 3, 2014 compared to $6.1 million in the same period in the prior year. This $5.3 million increase resulted from higher sales prices as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $65.9 million in the three months ended August 3, 2014, compared to $62.8 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 18.2% for the three months ended August 3, 2014 as compared to 19.8% for the three months ended July 28, 2013. The $3.1 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force during the three months ended August 3, 2014.

Consolidated strategic development costs for the three months ended August 3, 2014 were $1.5 million. These non-recurring, non-operational costs are related to industry-specific activities that support our future growth targets and performance goals. There was no corresponding amount recorded for the three months ended July 28, 2013.

Consolidated interest expense decreased to $3.2 million for the three months ended August 3, 2014, compared to $5.2 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated debt extinguishment costs, net for the three months ended July 28, 2013 were $21.5 million. There was no corresponding amount recorded for the three months ended August 3, 2014. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Consolidated provision (benefit) for income taxes was a $2.8 million provision for the three months ended August 3, 2014, compared to a $9.9 million benefit for the same period in the prior year. The effective tax rate for the three months ended August 3, 2014 was 31.8% compared to 44.9% for the same period in the prior year. The improvement in the income tax provision (benefit) was primarily the result of lower utilization of certain Canadian net operating loss carry forwards which have been previously reserved, partially offset by an increase in non-deductible expenses for the three months ended August 3, 2014 compared to the same period in the prior year.

Diluted income (loss) per common share improved to income of $0.08 per diluted common share for the three months ended August 3, 2014, compared to a loss of $(0.19) per diluted common share for the same period in the prior year. The change in the diluted income (loss) per common share was primarily due to the $18.2 million improvement in net income (loss) allocated to shares of our common stock resulting from the factors described above in this section, partially offset by the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding in the current period. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in the three months ended July 28, 2013.

FISCAL NINE MONTHS ENDED AUGUST 3, 2014 COMPARED TO FISCAL NINE MONTHS ENDED JULY 28, 2013

Consolidated sales increased by 7.7%, or $69.9 million for the nine months ended August 3, 2014, compared to the nine months ended July 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments for the nine months ended August 3, 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors of the nonresidential construction industry that we serve compared to the prior year. These increases were partially offset by lower tonnage volumes in our engineered building systems segment during the current period.

Consolidated cost of sales, excluding gain on insurance recovery increased by 8.6%, or $61.6 million for the nine months ended August 3, 2014, compared to the nine months ended July 28, 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.

Consolidated gain on insurance recovery for the nine months ended August 3, 2014 was $1.3 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during the nine months ended August 3, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the nine months ended July 28, 2013. See Note 3 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross margin, including the gain on insurance recovery, was 20.3% for the nine months ended August 3, 2014 compared to 20.8% for the same period in the prior year. The decrease in gross margins was the result of an unfavorable product mix and higher transportation and manufacturing costs due to the impact of unfavorable weather conditions earlier in the period which were partially offset by the gain on insurance recovery as noted above.

Metal coil coating sales increased by 13.7%, or $21.4 million to $176.9 million in the nine months ended August 3, 2014, compared to $155.5 million in the same period in the prior year. Sales to third parties for the nine months ended August 3, 2014 increased $17.1 million to $81.2 million from $64.1 million in the same period in the prior year, primarily as a result of a 21.2% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio and higher package sales mix compared to toll processing sales mix. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $4.3 million represents an increase in intersegment sales for the nine months ended August 3, 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.3% of total consolidated third-party sales in the nine months ended August 3, 2014 compared to 7.1% in the nine months ended July 28, 2013.

Operating income of the metal coil coating segment increased to $17.1 million in the nine months ended August 3, 2014, compared to $15.8 million in the same period in the prior year. The $1.2 million increase resulted primarily from the gain on insurance recovery and external volume as noted above, partially offset by the additional cost associated with the ramp up of the new Middletown facility.

Metal components sales increased 7.7%, or $35.5 million to $497.6 million in the nine months ended August 3, 2014, compared to $462.1 million in the same period in the prior year. This increase was primarily due to a 7.6% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year but was partially offset by unfavorable weather conditions earlier in the period. Sales to third parties for the nine months ended August 3, 2014 increased $31.1 million to $437.3 million from $406.2 million in the same period in the prior year. The remaining $4.4 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.7% of total consolidated third-party sales in both the nine months ended August 3, 2014 and July 28, 2013.

Operating income of the metal components segment decreased to $19.1 million in the nine months ended August 3, 2014, compared to $19.3 million in the same period in the prior year. The $0.2 million decrease was driven by investments in certain growth initiatives, unfavorable product mix and unfavorable weather conditions earlier in the period.

Engineered building systems sales increased 4.8%, or $21.8 million to $475.8 million in the nine months ended August 3, 2014, compared to $454.0 million in the same period in the prior year. This increase in the nine months ended August 3, 2014 compared to the same period in the prior year resulted from higher sales prices as a result of improved product mix supported by value oriented pricing. Sales to third parties for the nine months ended August 3, 2014 increased $21.7 million to $459.6 million from $437.9 million in the same period in the prior year. The remaining $0.1 million represents an increase in intersegment sales. Engineered building systems third-party sales accounted for 47.0% of total consolidated third-party sales in the nine months ended August 3, 2014 compared to 48.2% in the nine months ended July 28, 2013.

Operating income of the engineered building systems segment decreased to $13.1 million in the nine months ended August 3, 2014 compared to $14.4 million in the same period in the prior year. This $1.2 million decline resulted from higher transportation and manufacturing costs which were due to weather and supply chain disruptions earlier in the period, partially offset by higher sales prices as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $193.4 million in the nine months ended August 3, 2014, compared to $186.0 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.8% for the nine months ended August 3, 2014 as compared to 20.5% for the nine months ended July 28, 2013. The $7.4 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force as well as $0.8 million of expenses relating to the secondary offering by the CD&R Funds during the nine months ended August 3, 2014.

Consolidated strategic development costs for the nine months ended August 3, 2014 were $1.5 million. These non-recurring, non-operational costs are related to industry-specific activities that support our future growth targets and performance goals. There was no corresponding amount recorded for the nine months ended July 28, 2013.

Consolidated interest expense decreased to $9.4 million for the nine months ended August 3, 2014, compared to $17.6 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated debt extinguishment costs, net for the nine months ended July 28, 2013 were $21.5 million. There was no corresponding amount recorded for the nine months ended August 3, 2014. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Consolidated other income, net decreased to $0.04 million for the nine months ended August 3, 2014, compared to $0.9 million for the same period of the prior year primarily due to Mexico’s foreign currency losses in the current period.

Consolidated provision (benefit) from income taxes was a $2.7 million benefit for the nine months ended August 3, 2014, compared to a $14.3 million benefit for the same period in the prior year. The effective tax rate for the nine months ended August 3, 2014 was 47.0% compared to 40.3% for the same period in the prior year. The decline in the income tax benefit was primarily the result of the lower utilization of the domestic production activities deduction and the lower utilization of certain Canadian net operating loss carry forwards which have been previously reserved, partially offset by and an increase in non-deductible expenses for the nine months ended August 3, 2014 compared to the same period in the prior year.

Diluted income (loss) per common share improved to a loss of $(0.04) per diluted common share for the nine months ended August 3, 2014, compared to a loss of $(0.62) per diluted common share for the same period in the prior year. The change in the diluted loss per common share was primarily due to the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding and the $18.1 million decrease in net income (loss) allocated to shares of our common stock resulting from the factors described above in this section. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in the periods presented.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $77.4 million to $27.7 million during the nine months ended August 3, 2014. The following table summarizes our consolidated cash flows for the nine months then ended August 3, 2014 and July 28, 2013 (dollars in thousands):

	Fiscal Nine Months Ended
	August 3,	July 28,
	2014	2013
Net cash used in operating activities	(10,054)	(9,143)
Net cash used in investing activities	(13,218)	(17,545)
Net cash used in financing activities	(26,273)	(12,244)
Effect of exchange rate changes on cash and cash equivalents	(227)	(77)
Net decrease in cash and cash equivalents	(49,772)	(39,009)
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$27,664	$16,149

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

Net cash used in operating activities was $10.1 million during the nine months ended August 3, 2014 compared to $9.1 million of net cash used in operating activities in the comparable period of fiscal 2013. This difference was largely driven by the increase in earnings, offset by changes in working capital over the comparable period of the prior year.

The primary driver for our increased use of cash for working capital needs was a $23.8 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding (“DPO”) as of August 3, 2014 decreased to 32.0 days compared to 34.8 days in the prior year.

Cash used during the period to invest in inventory was $14.5 million for the nine months ended August 3, 2014 which was lower than the $29.2 million invested in the comparable period of the prior year. The decrease was driven by lower than anticipated volumes and a decrease in our days inventory on-hand (“DIO”), as our DIO was 44.4 days as of August 3, 2014 as compared to 48.7 days at July 28, 2013.

Cash generated from accounts receivable was $11.6 million lower in the current nine month period than the comparable period of the prior year. This decrease was driven by the timing of receipts but was partially offset by significant year-over-year revenue growth and a decrease in days sales outstanding (“DSO”) to 33.1 days as of August 3, 2014 from 35.8 days at July 28, 2013 as a result of improved customer payments during the current nine month period.

Investing Activities

Cash used in investing activities of $13.2 million during the nine months ended August 3, 2014 was lower than the $17.5 million invested in the comparable period of the prior year and related predominantly to capital expenditures for a new insulated panel system line, computer software and machinery and equipment in the current period. In the nine months ended July 28, 2013, $17.5 million was used for capital expenditures predominantly related to a new insulated panel system line, the new metal coil coating facility and computer software.

Financing Activities

Cash used in financing activities increased to $26.3 million of cash used in financing activities from $12.2 million of cash used in financing activities in the comparable prior year period. The $26.3 million used in financing activities during the nine months ended August 3, 2014 was primarily attributable to the purchase of Common Stock in the amount of $23.8 million paid primarily to the CD&R Funds in connection with the Stock Repurchase (as defined below) and $1.8 million of payments made to reduce our outstanding term loan and $1.2 million of payments made to reduce our note payable during the nine months ended August 3, 2014. The $12.2 million of cash used in financing activities during the nine months ended July 28, 2013 was primarily attributable to $10.4 million of payments made to reduce our outstanding term loan, $6.2 million payment of financing costs and $2.4 million of treasury stock purchases, partially offset by $5.0 million of net proceeds on the Amended ABL Facility during the nine months ended July 28, 2013.

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the nine months ended August 3, 2014. At August 3, 2014 and November 3, 2013, the CD&R Funds owned 58.8% and 72.4%, respectively, of the voting power and Common Stock of the Company.

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

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At August 3, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $236.0 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both August 3, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%.

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

Credit Agreement. On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At August 3, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $236.0 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both August 3, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 3, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was $132.6 million and $123.2 million, respectively. At both August 3, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at August 3, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $8.1 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of August 3, 2014 and November 3, 2013 was $19.9 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at August 3, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 1.95:1.00 and 2.29:1.00, respectively.

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

At both August 3, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $132.6 million available at August 3, 2014 and $27.7 million of cash at August 3, 2014. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $10 million and $13 million for the remainder of fiscal 2014 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the third quarter of fiscal 2014 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended August 3, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,665	$10,437	$11,454	$(16,354)	$12,202
Strategic development costs	––	––	––	1,486	1,486
Adjusted operating income (loss)	$6,665	$10,437	$11,454	$(14,868)	$13,688

	For the Three Months Ended July 28, 2013
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$5,521	$8,054	$6,123	$(15,421)	$4,277

	For the Nine Months Ended August 3, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$17,053	$19,107	$13,129	$(45,768)	$3,521
Gain on insurance recovery	(1,311)	––	––	––	(1,311)
Secondary offering costs	––	––	––	754	754
Strategic development costs	––	––	––	1,486	1,486
Adjusted operating income (loss)	$15,742	$19,107	$13,129	$(43,528)	$4,450

	For the Nine Months Ended July 28, 2013
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis(1)	$15,818	$19,263	$14,360	$(46,711)	$2,730

__________

(1)   The Company did not incur any special charges during the three and nine months ended July 28, 2013.

The following tables reconcile adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	4rd Quarter	1th Quarter	2st Quarter	3nd Quarter	Trailing
	November 3,	February 2,	May 4,	August 3,	12 Months
	2013	2014	2014	2014	August 3, 2014
Net income (loss)	$8,276	$(4,258)	$(4,905)	$6,089	$5,202
Add:
Depreciation and amortization	9,012	8,767	8,941	8,994	35,714
Consolidated interest expense, net	3,334	3,100	3,035	3,142	12,611
Provision (benefit) for income taxes	5,410	(2,506)	(3,057)	2,837	2,684
Gain on insurance recovery	(1,023)	(987)	(324)	––	(2,334)
Unreimbursed business interruption costs	500	––	––	––	500
Secondary offering costs	––	704	50	––	754
Strategic development costs	––	––	––	1,486	1,486

Non-cash charges:
Stock-based compensation	4,565	3,179	2,563	2,404	12,711
Adjusted EBITDA	$30,074	$7,999	$6,303	$24,952	$69,328

	4th Quarter	1st Quarter	2nd Quarter	3nd Quarter	Trailing
	October 28,	January 27,	April 28,	July 28,	12 Months
	2012	2013	2013	2013	July 28, 2013

Net income (loss)	$6,270	$(3,627)	$(5,342)	$(12,192)	$(14,891)
Add:
Depreciation and amortization	10,355	9,122	8,809	9,066	37,352
Consolidated interest expense, net	6,226	6,244	6,149	5,130	23,749
Provision (benefit) for income taxes	3,379	(1,825)	(2,506)	(9,933)	(10,885)
Acquisition-related costs	153	––	––	––	153
Debt extinguishment costs, net	––	––	––	21,491	21,491

Non-cash charges:
Stock-based compensation	3,117	3,442	3,445	3,448	13,452
Asset impairments	13	––	––	––	13
Embedded derivative	(5)	(5)	(4)	(50)	(65)
Adjusted EBITDA	$29,507	$13,351	$10,551	$16,960	$70,369

The following tables reconcile adjusted diluted income (loss) per common share to loss per diluted common share and adjusted income (loss) applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Net income (loss) per diluted common share, GAAP basis	$0.08	$(0.19)	$(0.04)	$(0.62)
Debt extinguishment costs, net of taxes	––	0.21	––	0.39
Gain on insurance recovery, net of taxes	––	––	(0.01)	––
Secondary offering costs, net of taxes	––	––	0.00	––
Foreign exchange loss, net of taxes	0.00	––	0.01	––
Strategic development costs, net of taxes	0.02	––	0.01	––
Adjusted net income (loss) per diluted common share	$0.10	$0.02	$(0.03)	$(0.23)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 3, 2014	July 28, 2013	August 3, 2014	July 28, 2013
Net income (loss) applicable to common shares, GAAP basis	$6,089	$(12,192)	$(3,074)	$(21,161)
Debt extinguishment costs, net of taxes		13,238	––	13,238
Gain on insurance recovery, net of taxes	––	––	(808)	––
Secondary offering costs, net of taxes	––	––	464	––
Foreign exchange loss, net of taxes	183	––	508	––
Strategic development costs, net of taxes	915	––	915	––
Adjusted net income (loss) applicable to common shares	$7,187	$1,046	$(1,995)	$(7,923)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 3, 2014, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the nine months ended August 3, 2014, we committed to a natural gas purchase obligation at volumes expected to be used and based on a market index at one of our metal coil coating facilities totaling $1.7 million over the next two years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended August 3, 2014, steel constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils1. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

[1]	Galvalume® is a registered trademark of Biec International, Inc.

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

For the fiscal nine months ended August 3, 2014, scheduled material deliveries were delayed due to impassable roads and frozen waterways during the earlier portion of the period. As a result, we absorbed higher costs to purchase steel to meet customer delivery schedules.

With steel accounting for approximately 69% of our cost of sales for the fiscal nine months ended August 3, 2014, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $5.4 million for the nine months ended August 3, 2014, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 3, 2014, we had $236.0 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at August 3, 2014 was approximately $235.4 million compared to the face value of $236.0 million. The fair value of our Credit Agreement at November 3, 2013 was approximately $237.8 million compared to the face value of $237.8 million.

See Note 9 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gains (losses) for the three month periods ended August 3, 2014 was $(0.4) million and was $(0.6) million for the nine month periods ended August 3, 2014. Net foreign currency re-measurement losses for the three and nine month periods ended July 28, 2013 were $(0.3) million and $(0.2) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for the three month period ended August 3, 2014 was $0.1 million and was $0.2 million for the three month period ended July 28, 2013. The net foreign currency exchange gains (losses) included in net income (loss) for the nine month period ended August 3, 2014 was $(0.2) million and was $0.1 million for the nine month period ended July 28, 2013. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month period ended August 3, 2014 was insignificant and was $0.9 million for the nine month period ended August 3, 2014. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three and nine month periods ended July 28, 2013 was $0.8 million and $(0.1) million, respectively.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of August 3, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 14, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 3, 2013 and the factors discussed in Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2014. The risks disclosed in our previous Annual Report on Form 10-K, Quarterly Report on Form 10-Q and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. Except for the additional information disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended February 2, 2014, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 3, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the second quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
May 5, 2014 to June 1, 2014	258	$15.72	—	129,218
June 2, 2014 to June 29, 2014	2,376	$18.51	—	129,218
June 30, 2014 to August 3, 2014	––	––	—	129,218
Total	2,634	$18.24	—	129,218

__________

(1)	During the third quarter of fiscal 2014, 2,634 shares of restricted stock were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. At August 3, 2014, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 9, 2014	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith
**	Furnished herewith

