Form 10-K
period 2014-11-02
NCI BUILDING SYSTEMS INC
filed 2014-12-22
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to            .

Commission file number 1-14315

NCI BUILDING SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West, Houston, TX	77064
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 897-7788

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 4, 2014, was $472,671,351, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares of common stock of the registrant outstanding on December 17, 2014 was 73,552,346.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of November 2, 2014.

i

FORWARD LOOKING STATEMENTS

This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	ability to service or refinance our existing debt, and ability to obtain future financing, including significant additional debt to finance the acquisition of CENTRIA;
•	the Company’s ability to comply with the financial tests and covenants in its existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	the ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	increases in energy prices;
•	the volatility of the Company’s stock price;
•	the dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;
•	substantial governance and other rights held by our sponsor;
•	breaches of our information system security measures and damage to our major information management systems;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations, including the Dodd–Frank Act;

•	our ability to consummate the acquisition of CENTRIA on a timely basis, or at all;
•	our ability to integrate the acquisition of CENTRIA with the Company’s business and to realize the anticipated benefits of such acquisition;
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.

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

PART I

Item 1. Business.

General

NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $201 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to FW Dodge/McGraw-Hill represented approximately 85% of the total nonresidential construction industry during our fiscal year 2014. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.

We provide metal coil coating services for commercial and construction applications, servicing both internal and external customers. We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of over 3,200 authorized builders across North America in our engineered building systems segment.

We are comprised of a family of companies operating 39 manufacturing facilities spanning the United States and Mexico, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint along with our hub-and-spoke distribution system allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.

The Company was founded in 1984 and reincorporated in Delaware in 1991. In 1998, we acquired Metal Building Components, Inc. (“MBCI”) and doubled our revenue base. As a result of the acquisition of MBCI, we became the largest domestic manufacturer of nonresidential metal components. In 2006, we acquired Robertson-Ceco II Corporation (“RCC”) which operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings industry. The RCC acquisition created an organization with greater product and geographic diversification, a stronger customer base and a more extensive distribution network than either company had individually, prior to the acquisition. In 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company (“Metl-Span”). Metl-Span, prior to the completion of certain operational integration activities, operated five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

In November 2014, we entered into a definitive agreement with CENTRIA, a Pennsylvania general partnership, to purchase CENTRIA for $245 million in cash. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a new manufacturing facility in China. To fund this acquisition, we expect to incur $250 million of indebtedness. The transaction is subject to customary closing conditions and regulatory clearance and is expected to close during our first quarter of fiscal 2015.

The metal coil coating, metal components and engineered building systems businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of the fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is slowly recovering from a recession and a period of relatively low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we experienced a decrease in orders and cancellations of orders for our products. While economic growth has either resumed or remained flat, the nonresidential construction industry continues to be below previous cyclical troughs.

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw-Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in October 2014, indicates an expected increase of 5% in square footage as compared to the prior calendar year. This represented a decrease in the 2014 forecast published in August, which indicated an expected increase of 8% in square footage as compared to 2013. In calendar 2015, activity is expected to increase compared to calendar 2014, with an expected increase of 11% in square footage. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. The AIA’s architectural billings index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth in the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2014 was above 50 at 53.7 and the mixed use component of the index was at 54.1 for October 2014. The mixed use component of the index represents an improvement over October 2013, when the index was 53.0.

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

On June 22, 2012, we completed the acquisition of Metl-Span (“the Metl-Span Acquisition”) acquiring all of its outstanding membership interests for approximately $145.7 million in cash, which includes $4.7 million of cash acquired. Upon the closing of the Metl-Span Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Metl-Span’s operations are now conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Metl-Span Acquisition has strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.

On June 22, 2012, in connection with the Metl-Span Acquisition, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Metl-Span Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Metl-Span Acquisition and the Refinancing.

On May 14, 2013, the CD&R Funds delivered a formal notice requesting the conversion of all of their Preferred Shares into shares of our Common Stock (the “Conversion”). In connection with the Conversion request, we issued the CD&R Funds 54,136,817 shares of our Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to dividends or default dividends as specified in the Certificate of Designations. The Conversion eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during fiscal 2013.

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

Our total sales, external sales, operating income (loss) and total assets attributable to these operating segments were as follows for the fiscal years indicated (in thousands):

	2014	%	2013	%	2012	%
Total sales:
Metal coil coating	$246,582	18	$222,064	17	$210,227	18
Metal components	694,858	51	663,094	51	534,853	46
Engineered building systems	669,843	49	655,767	50	643,473	56
Intersegment sales	(240,743)	(18)	(232,530)	(18)	(234,543)	(20)
Total net sales	$1,370,540	100	$1,308,395	100	$1,154,010	100
External sales:
Metal coil coating	$113,602	8	$92,970	7	$81,106	7
Metal components	607,594	45	581,772	44	446,720	39
Engineered building systems	649,344	47	633,653	49	626,184	54
Total net sales	$1,370,540	100	$1,308,395	100	$1,154,010	100
Operating income (loss):
Metal coil coating	$23,982		$24,027		$22,322
Metal components	33,306		36,167		34,147
Engineered building systems	32,525		23,405		37,596
Corporate	(64,717)		(64,411)		(62,376)
Total operating income	$25,096		$19,188		$31,689
Unallocated other expense	(12,421)		(40,927)		(22,692)
Income (loss) before income taxes	$12,675		$(21,739)		$8,997
Total assets as of fiscal year end 2014, 2013 and 2012:
Metal coil coating	$84,519	11	$71,118	9	$60,169	8
Metal components	365,874	48	380,488	49	381,028	51
Engineered building systems	209,281	28	199,551	26	214,227	29
Corporate	99,009	13	129,106	16	96,060	12
Total assets	$758,683	100	$780,263	100	$751,484	100

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

We sell our products and processes principally to original equipment manufacturer customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2014, the largest customer of our metal coil coating segment accounted for less than 2% of our total consolidated sales and external sales of our metal coil coating segment represented 8.3% of total consolidated sales for that year.

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

Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are continuously developing and marketing new products such as our Eco-ficientTM panel systems, SoundwallTM, Nu-RoofTM system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry. We custom produce purlins and girts for our customers and offer one of the widest selections of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.

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

Manufacturing.  We currently operate 25 facilities in 13 states used for manufacturing of metal components for the nonresidential construction industry, including three facilities for our door operations and seven facilities for our insulated panel systems.

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

One of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We completed the acquisition of Metl-Span on June 22, 2012. Metl-Span operates seven manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in

North America, providing our customers a comprehensive suite of building products. In fiscal 2014 and 2013, Metl-Span, after completion of certain operational integration activities, contributed revenue of $195.2 million and $189.5 million, respectively, and contributed operating income of $8.5 million and $13.3 million, respectively. For the period from June 22, 2012 to October 28, 2012, Metl-Span contributed revenue and operating income of $64.0 million and $4.7 million, respectively. We retooled one facility in Jackson, Mississippi and another facility in Mattoon, Illinois to manufacture insulated panels and these facilities are now operational. One previously idled facility was retooled to produce an architectural line for insulated metal panels and became operational in early 2014.

Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, see “— Business Strategy.”

We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI”, “American Building Components” (“ABC”), “Eco-ficient”, “Metl-Span” and “Metal Depots.” In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and metal and other buildings. Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots, which has eight retail stores throughout the United States and specifically targets end-use consumers and small general contractors.

We market our components products within six market segments: commercial/industrial, architectural, standing seam roof systems, agricultural, residential and cold storage. In addition, our previously mentioned insulated panel product lines service each of our six market segments. Customers include small, medium and large contractors, specialty roofers, regional fabricators, regional engineered building fabricators, post frame contractors, material resellers and end users. Commercial and industrial businesses, including self-storage, are heavy users of metal components and metal buildings systems. Standing seam roof and architectural customers have emerged as an important part of our customer base. As metal buildings become a more acceptable building alternative and aesthetics become an increasingly important consideration for end users of metal buildings, we believe that architects will participate more in the design and purchase decisions and will use metal components to a greater extent. Wood frame builders also purchase our metal components through distributors, lumberyards, cooperative buying groups and chain stores for various uses, including agricultural buildings.

Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2014, our largest customer for metal components accounted for less than 2% of our total consolidated sales and external sales of our metal components segment accounted for 44.3% of total consolidated sales for that year.

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

After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. From time to time, depending on our volume, we outsource to third parties portions of our drafting requirements.

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

Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. According to the MBMA, domestic and export sales of engineered building systems by its members, which represent a portion of the number of actual buildings manufactured totaled approximately $2.4 billion and $2.3 billion for 2013 and 2012, respectively. Although final calendar 2014 sales information is not yet available from the MBMA, we estimate that sales in dollars of engineered building systems will increase in 2014 compared with 2013. McGraw-Hill Construction reported that the low-rise nonresidential market, measured in square footage, increased by 4.1% during our fiscal year 2014. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in October 2014, indicates an expected increase of 5% in square footage as compared to the prior calendar year. This represented a decrease in the 2014 forecast published in August, which indicated an expected increase of 8% in square footage as compared to 2013. In calendar 2015, activity is expected to increase compared to calendar 2014, with an expected increase of 11% in square footage.

We believe the cost of an engineered building system, excluding the cost of the land, generally represents approximately 15% to 20% of the total cost of constructing a building, which includes such elements as labor, plumbing, electricity, heating and air conditioning systems, installation and interior finish. Technological advances in products and materials, as well as significant improvements in engineering and design techniques, have led to the development of structural systems that are compatible with more traditional construction materials. Architects and designers now often combine an engineered building system with masonry, concrete, glass and wood exterior facades to meet the aesthetic requirements of end users while preserving the inherent characteristics of engineered building systems. As a result, the uses for engineered building systems now include office buildings, showrooms, retail shopping centers, banks, schools, places of worship, warehouses, factories, distribution centers, government buildings and community centers for which aesthetics and architectural features are important considerations of the end users. In addition, advances in our products such as insulated steel panel systems for roof and wall applications give buildings the desired balance of strength, thermal efficiency and aesthetic attractiveness.

We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,200 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”) which is a direct-response, phone-based sales organization and Steelbuilding.com which allows customers to design, price and buy small metal buildings online. During fiscal 2014, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales and external sales of our engineered building systems segment accounted for 47.4% of total consolidated sales for that year.

The majority of our sales of engineered building systems are made through our authorized builder networks. We enter into an authorized builder agreement with independent general contractors that market our products and services to users. These agreements generally grant the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party with between 30 and 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. In some cases, we may defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage those businesses to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting, subcontracting and/or other other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders.

Business Strategy

We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•	Corporate-Wide Initiatives. We will continue our focus on leveraging technology, automation and supply chain efficiencies to be one of the lowest cost producers, and improve plant utilization through expanded use of our integrated business model. To further distinguish the value of our products and services, our manufacturing platform has been reorganized into a single, integrated organization, to rapidly incorporate the benefits of lean manufacturing best practices and efficiencies across all of our facilities.
•	Metal Coil Coating Segment. Through diversification of our external customer base and national footprint, we plan to grow non-construction sales as a supply chain partner to national manufacturers. We will continue to leverage efficiency improvements to be one of the lowest cost producers.
•	Metal Components Segment. We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base by providing industry leading customer service. One previously idled facility was retooled to produce an architectural line of insulated metal panels and became operational in early 2014.
•	Engineered Building Systems Segment. We intend to enhance the performance of our differentiated brands by aligning our operations to achieve the best total value building solution, delivered complete and on-time, every time. We are focused on providing industry leading cycle times, service and quality, while improving customer satisfaction.

Raw Materials

The principal raw material used in manufacturing of our metal components and engineered building systems is steel which we purchase from multiple steel producers. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, hot-rolled coils and galvanized or Galvalume®-coated coils.

Our raw materials on hand increased to $93.4 million at November 2, 2014 from $87.6 million at November 3, 2013 due to higher levels of business activity.

Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2014 and 2013, steel prices fluctuated due to market conditions ranging from a high point on the CRU Index of 183 to a low point of 172 in fiscal 2014 and fluctuated from a high point on the CRU Index of 173 to a low point of 161 in fiscal 2013. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

Backlog

At November 2, 2014 and November 3, 2013, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $334.7 million and $323.2 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 10% of this backlog will extend beyond one year.

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

Consolidation

Over the last several years, there has been a consolidation of competitors within the industries of the metal coil coating, metal components and engineered building systems segments, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase anticipated long-term manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. We entered into a definitive agreement to acquire CENTRIA in November 2014, and we acquired Metl-Span in 2012, Garco Building Systems, Inc. in 2007 and RCC in 2006. For more information, see “— Acquisitions.”

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

In November 2014, we entered into a definitive agreement with CENTRIA, a Pennsylvania general partnership, to purchase CENTRIA for $245 million in cash. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a new manufacturing facility in China. The transaction is subject to customary closing conditions and regulatory clearance and is expected to close during our first quarter of fiscal 2015. In June 2012, we completed the acquisition of Metl-Span which operates five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment.

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

Environmental Matters

The operation of our business is subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of manufacturing facilities, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	requiring investigative or remedial action to mitigate or control certain environmental conditions that may have been caused by our operations or practices, or by former owners or operators at properties we have acquired; or
•	enjoining or restricting the operations of facilities found to be out of compliance with environmental laws and regulations, permits or other legal authorizations issued pursuant to such laws or regulations.

The trend in environmental regulation is to place more restrictions and limitations on activities that potentially impact human health and welfare or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation efforts, and actual future expenditures may differ from what we presently anticipate. However, we strategically anticipate future regulatory requirements that might be imposed and plan accordingly to meet and maintain compliance with such environmental laws and regulations, and minimize the associated costs of compliance while not intruding on our ability to comply.

Failure to comply with these environmental laws and regulations may trigger a variety of administrative, civil or criminal enforcement measures, including the assessment of monetary penalties, the imposition of investigative or remedial requirements, the issuance of orders enjoining or limiting current or future operations, or the denial or revocation of permits or other legal authorizations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances or industrial wastes have been mismanaged or otherwise released. Moreover, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by the release of substances or contaminants into the environment.

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

The following are representative environmental and safety requirements relating to our business:

Air Emissions.  Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from industrial stationary sources (including our manufacturing facilities) and impose various permitting, monitoring, recordkeeping and reporting requirements. Such laws and regulations may require us to: obtain pre-approval for the construction or modification of applicable projects or facility changes with the potential to produce new or increased air emissions; obtain and comply with operating permits that restrict air emissions or certain operational parameters; or employ best available emission control technologies to minimize or reduce emissions from our facilities.

Our failure to comply with these requirements could subject us to monetary penalties, injunctions, restrictions on operations, and potential administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in conjunction with obtaining and complying with pre-construction authorizations or operating permits for air emissions. We do not believe that our operations will be materially adversely affected by such requirements.

Greenhouse Gases.  More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduced demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases, according to the EPA, contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA.

The EPA adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multistep process, with the largest sources first subject to permitting. In June 2014, the Supreme Court restricted applicability of the Tailoring Rule to GHG-emitting stationary sources that also emit conventional non-GHG National Ambient Air Quality Standard criteria pollutants at levels greater than PSD and Title V threshold amounts.

Several North American state and multi-state climate change initiatives are either actively studying, or have already implemented, measures to reduce GHG emissions, primarily through the development of emission source performance standards, GHG tracking systems and GHG emission cap-and-trade programs. These programs typically require major sources of GHGs to acquire and surrender emission allowances and offsets, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved.

In October 2011, the California Air Resources Board adopted a cap-and-trade program that will require the state to reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Effective January 1, 2013, cap-and-trade regulations apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new GHG legislation or regulations would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on our facilities, raw material suppliers, the transportation and distribution of our products, and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

Hazardous and Solid Industrial Waste.  Our operations generate industrial solid wastes, including some hazardous wastes that are subject to the federal Resource Conservation and Recovery Act, or RCRA, and comparable state laws. RCRA imposes requirements for the handling, storage, treatment and disposal of hazardous wastes. Industrial wastes we generate, such as paint waste, spent solvents and used oils, may be regulated as hazardous waste. However, RCRA currently exempts many of our manufacturing wastes from classification as hazardous waste, although non-hazardous or exempted industrial wastes are still regulated under state law or the less stringent industrial solid waste requirements of RCRA. We do not believe that our operations will be materially adversely affected by such requirements.

Site Remediation.  The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or CERCLA, and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at off-site locations such as landfills. In the course of our typical operations, we use materials and generate industrial solid wastes that fall within the definition of a “hazardous substance.”

CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health and welfare or the environment and seek to recover from the responsible classes of persons the costs incurred for remedial activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for: the full or partial costs of cleaning up and restoring sites where hazardous substances historically generated by us have been released; for damages to natural resources; and for the costs of risk assessment studies and containment measures.

We currently own or lease, and have in the past owned or leased, numerous properties that for many decades have been used for industrial manufacturing operations. Hazardous substances or industrial wastes may have been mismanaged, disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes have been transported for disposal. In addition, some of these properties have been operated by third parties or previous owners whose management, release or disposal of hazardous substances or wastes were not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws.

Under such laws, we could be required to remove hazardous substances or previously disposed of industrial wastes (including wastes disposed by prior owners or operators); to investigate or remediate contaminated property (including contaminated soil and groundwater, whether from prior owners or operators or other historic activities or releases); or perform remedial closure activities to control or prevent future contamination. Moreover, neighboring landowners and other affected parties may file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment.

Wastewater Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and comply with categorical industrial waste water standards and pretreatment or discharge permits containing limits on various water pollutant and discharge parameters.

Our failure to comply with these requirements could subject us to monetary penalties, injunctions, restrictions on operations, and potential, administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for wastewater treatment equipment in connection with maintaining compliance with wastewater pretreatment or discharge permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil or criminal penalties as well as associated remedial obligations. We do not believe that our operations will be materially adversely affected by such requirements.

Employee Health and Safety.  We are subject to the requirements of the Occupational Safety and Health Act, or OSHA, and comparable state laws that regulate the protection of the health and safety of our workers. In addition, the OSHA hazard communication standard requires that information about hazardous materials used or produced by our operations be maintained and is available to our employees, state and local government authorities, and citizens. We do not expect that our operations will be materially adversely affected by these requirements.

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

Patents, Licenses and Proprietary Rights

We have a number of United States patents, pending patent applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. The patents on our Long Bay® System expire in 2021. We also have several registered trademarks and pending registrations in the United States.

Research and Development Costs

Total expenditures for research and development were $1.6 million for fiscal years 2014, 2013 and 2012. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins and fasteners.

Employees

As of November 2, 2014, we had approximately 4,556 employees, of whom 3,267 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 11.8% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

Item 1A. Risk Factors.

The proposed acquisition of CENTRIA may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the acquisition.

As previously described, on November 7, 2014, NCI Group, Inc. (“NCI”) entered into a definitive agreement with CENTRIA (“CENTRIA”), to purchase CENTRIA for $245 million in cash (such acquisition, the “CENTRIA Acquisition”). Our obligation to consummate the CENTRIA Acquisition is subject to satisfaction or waiver, to the extent permitted under applicable law, of a number of conditions including expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), the accuracy of the representations and warranties of CENTRIA under the interest purchase agreement and the absence of a material adverse effect on CENTRIA’s business, operations or financial condition.

The satisfaction of all of the required conditions could delay the completion of the acquisition for a significant period of time or prevent it from occurring. Any delay in completing the CENTRIA Acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the CENTRIA Acquisition is successfully completed within its expected timeframe. Further, there can be no assurance the conditions to the closing of the acquisition will be satisfied or waived or that the CENTRIA Acquisition will be completed.

Even if the CENTRIA Acquisition were completed, the successful integration of CENTRIA’s business and operations into those of our own and our ability to realize the expected synergies and benefits of the transaction are subject to a number of risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, among other things:

•	our ability to complete the timely integration of organizations, operations, procedures, policies and technologies, as well as the harmonization of differences in the business cultures of the two companies and retention of key personnel;
•	our ability to minimize the diversion of management attention from ongoing business concerns during the process of integrating the two companies; and
•	our ability to preserve customer, supplier and other important relationships of both NCI and CENTRIA and resolve potential conflicts that may arise.

In addition, the CENTRIA Acquisition may not be accretive to earnings and may cause dilution to our earnings per share, which may negatively affect the price of our common stock following consummation of the CENTRIA Acquisition.

If we are unable to complete the proposed CENTRIA Acquisition, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business. Even if we consummate the proposed CENTRIA Acquisition, any will still have incurred substantial expenses but may not realize the anticipated cost synergies and other benefits of the CENTRIA Acquisition. Given the size and significance of the CENTRIA Acquisition, we may encounter difficulties in the integration of the operations of the CENTRIA business, which could adversely affect our combined business and financial performance. Any failure to realize the full benefits and synergies of the CENTRIA Acquisition could adversely impact our business, results of operation and financial condition.

We currently expect to incur significant additional indebtedness to finance the CENTRIA Acquisition, and such increased debt levels could adversely affect our business, cash flow and results of operations.

We expect to incur a substantial amount of indebtedness in connection with our acquisition of CENTRIA. As a result of this indebtedness, our interest payment obligations will increase. The degree to which we are leveraged could have adverse effects on our business, including the following:

•	Making it difficult for us to satisfy our obligations under our credit facility and contractual and commercial commitments;

•	Requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•	Limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	Restricting us from making additional strategic acquisitions or exploiting business opportunities;
•	Placing us at a competitive disadvantage compared to our competitors that have less debt;
•	Limiting our ability to refinance indebtedness, or increasing the associated costs;
•	Limiting our ability to borrow additional funds; and
•	Decreasing our ability to compete effectively or operate successfully under adverse economic and industry conditions.

If we incur additional debt in the future, these risks will intensify. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Although we have a financing commitment from lenders for this indebtedness, the commitment is subject to certain conditions, and we cannot assure that those conditions will be satisfied.

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

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the MBMA, which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in October 2014, indicates an expected increase of 5% in square footage as compared to the prior calendar year. In calendar 2015, activity is expected to increase compared to calendar 2014, with an expected increase of 11% in square footage. Additionally, we review the AIA survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s ABI is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth in the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2014 was above 50 at 53.7 and the mixed use component of the index was at 54.1 for October 2014. The mixed use component of the index represents an improvement over October 2013, when the index was 53.0.

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

We cannot predict the timing or severity of any future economic or industry downturns. A prolonged economic downturn, particularly in states where many of our sales are made, would have a material adverse effect on our results of operations and financial condition, including potential asset impairments.

The ongoing uncertainty and volatility in the financial markets and the state of the worldwide economic recovery may adversely affect our operating results.

The markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Additionally, political issues in the United States resulting in discord, conflict or lack of compromise between the legislative and executive branches of the U.S. government may affect the national debt, debt ceiling limit or federal government budget, which could in turn adversely affect our results of operations. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies’ underlying financial strength. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In recent years, certain Euro Zone countries have faced uncertainty regarding their ability to service their sovereign debt, which in turn created volatility in the global capital markets. If global economic and market conditions, or economic conditions in Europe, the U.S. or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their purchases of our metal products, which may adversely affect our cash flows and results of operations.

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

War, civil conflict, terrorism, natural disasters and public health issues including domestic or international pandemic have caused and could cause damage or disruption to domestic or international commerce by creating economic or political uncertainties. Additionally, any volatility in the financial markets could negatively impact our business. These events could result in a decrease in demand for our products, make it difficult or impossible to deliver orders to customers or receive materials from suppliers, affect the availability or pricing of energy sources or result in other severe consequences that may or may not be predictable. As a result, our business, financial condition and results of operations could be materially adversely affected.

We may not be able to service our debt, obtain future financing or may be limited operationally.

We have substantial debt service obligations. As of November 2, 2014, we had aggregate indebtedness of approximately $235 million. The debt that we carry may have important consequences to us, including the following:

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

In addition, we expect to incur an additional $250 million of indebtedness to finance the acquisition of CENTRIA. This indebtedness will increase our total outstanding indebtedness and related interest expense and impose additional restrictions on our ability to undertake certain activities. Although we have a financing commitment from lenders for this indebtedness, the agreement is subject to certain conditions and we cannot assure you that those conditions will be satisfied.

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

We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2014 and determined that no impairments of our goodwill or long-lived intangibles were required.

Our businesses are seasonal, and our results of operations during our first two fiscal quarters may be adversely affected by weather conditions.

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

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel inventory that has been ordered but is not in our possession. If demand for our products declines, our inventory may increase. We can give you no assurance that steel will remain available, that prices will not continue to be volatile or that we will be able to purchase steel on favorable or commercially reasonable terms. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, we may, for competitive or other reasons, not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to our customers, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For more information about steel pricing trends in recent years, see “Item 1. Business — Raw Materials” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk — Steel Prices.”

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

Because we emit and discharge pollutants into the environment, own and operate real property that has historically been used for industrial purposes and generate and handle hazardous substances and industrial wastes, we incur costs and liabilities to comply with environmental laws and regulations. We may incur significant additional costs as those laws and regulations or their enforcement change in the future if there is a release of hazardous substances into the environment, or if a historical release of hazardous substances, industrial wastes or other contamination is identified.

The operations of our manufacturing facilities are subject to stringent and complex federal, state and local environmental laws and regulations. These include, for example, (i) the federal Clean Air Act and comparable state laws and regulations that impose obligations related to air emissions; (ii) the federal Clean Water Act and comparable state laws and regulations that impose obligations related to wastewater and storm water discharges; (iii) the federal Resource Conservation and Recovery Act and comparable state laws that impose requirements for the storage, treatment, handling and disposal of waste from our facilities; and (iv) Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws that impose liability for the investigation and cleanup of hazardous substances or industrial wastes that may have been released at properties currently or previously owned or operated by us, or at locations to which we have sent industrial waste for disposal.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties; the imposition of investigative or remedial requirements; personal injury, property or natural resource damages claims; and the issuance of orders enjoining current or future operations, or the denial or revocation of permits or other legal authorizations. For more information about the effect of environmental laws and regulations on our business, see “Business — Environmental Matters.”

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

During fiscal 2014, our stock price on the New York Stock Exchange (“NYSE”) ranged from a high of $21.68 per share to a low of $14.38 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.

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

Our incurrence of additional debt, contingent liabilities and expenses in connection with any future acquisitions could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions. In addition, we may be unable to consummate any acquisition once announced, including the CENTRIA Acquisition, and if unable to consummate an acquisition we may be liable for termination fees.

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

Further, effective as of the closing of the Equity Investment, the Company has taken all corporate action and filed all election notices or other documentation with the NYSE necessary to elect to take advantage of the exemptions to the requirements of sections 303A.01, 303A.04 and 303A.05 of the NYSE Listed Company Manual and, for so long as we qualify as a “controlled company” within the meaning set forth in the NYSE Listed Company Manual or any similar provision in the rules of a stock exchange on which the securities of the Company are quoted or listed for trading, we have agreed to use our reasonable best efforts to take advantage of the exemptions therein. Such exemptions exempt us from compliance with the NYSE’s requirements for companies listed on the NYSE to have (1) a majority of independent directors, (2) a nominating/corporate governance committee and a compensation committee, in each case, composed entirely of independent directors, and (3) charters for the nominating/corporate governance committee and the compensation committee, in each case, addressing certain specified matters.

Transactions engaged in by the CD&R Funds or our directors or executives involving our Common Stock may have an adverse effect on the price of our stock.

Our officers, directors and the CD&R Funds collectively control approximately 60% of our issued and outstanding Common Stock. On March 28, 2013, the SEC declared effective our shelf registration statement on Form S-3 which registered the resale by the CD&R Funds, the shares of our Common Stock then issuable to the CD&R Funds upon conversion of their Convertible Preferred Stock. On May 14, 2013, the CD&R Funds requested conversion of their 339,293 Preferred Shares, and we issued to the CD&R Funds 54,136,817 shares of our Common Stock. On January 15, 2014, the CD&R Funds completed the Secondary Offering of 9,775,000 shares of our Common Stock pursuant to our shelf registration statement. In addition, we completed the Stock Repurchase of 1,150,000 shares of Common Stock from the CD&R Funds. See Note 11 — Equity Investment to the consolidated financial statements for more information on the Secondary Offering and Stock Repurchase. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.

From time to time our directors, executive officers, or the CD&R Funds may sell shares of our Common Stock on the open market or otherwise, for a variety of reasons, which may be related or unrelated to the performance of our business. These sales will be publicly disclosed in filings made with the SEC. Our stockholders may perceive these sales as a reflection on management’s view of the business which may result in a drop in the price of our stock or cause some stockholders to sell their shares of our Common Stock.

Volatility in energy prices may impact our operating costs, and we may be unable to pass any resulting increases to our customers in the form of higher prices for our products.

Volatility in energy prices may increase our operating costs and may reduce our profitability and cash flows if we are unable to pass any resulting increases to our customers. We use energy in the manufacture and transport of our products. In particular, our manufacturing plants use considerable electricity and natural gas. Consequently, our operating costs typically increase if energy costs rise. During periods of higher energy costs, we may not be able to recover our operating cost increases through price increases without reducing demand for our products. To the extent we are not able to recover these cost increases through price increases or otherwise, our profitability and cash flow will be adversely impacted. We partially hedge our exposure to higher prices via fixed forward positions.

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduced demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases, according to the EPA, contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA.

The EPA adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in a multistep process, with the largest sources first subject to permitting. In June 2014, the Supreme Court restricted applicability of the Tailoring Rule to GHG-emitting stationary sources that also emit conventional non-GHG National Ambient Air Quality Standard criteria pollutants at levels greater than PSD and Title V threshold amounts.

Several North American state and multi-state climate change initiatives are either actively studying, or have already implemented, measures to reduce GHG emissions, primarily through the development of emission source performance standards, GHG tracking systems and GHG emission cap-and-trade programs. These programs typically require major sources of GHGs to acquire and surrender emission allowances and offsets, with the number of allowances available for purchase reduced each year until an overall GHG emission reduction goal is achieved.

In October 2011, the California Air Resources Board adopted a cap-and-trade program that will require the state to reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Effective January 1, 2013, cap-and-trade regulations apply to all major industrial sources and electricity generators, and will expand in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new GHG legislation or regulations would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on our facilities, raw material suppliers, the transportation and distribution of our products and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.

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

Due to the international nature of our business, we could be adversely affected by violations of certain laws.

In addition to the United States, we operate our business in Canada and Mexico, and with the acquisition of CENTRIA, we expect to have operations in China and to make sales in certain other jurisdictions. The policies of our business mandate compliance with certain U.S. and international laws, such as import/export laws and regulations, anti-boycott laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments.

There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2. Properties.

As of November 2, 2014, we conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,000	Leased
Tolleson, Arizona	Metal components(1)	70,551	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	98,137	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	118,446	Owned
Douglasville, Georgia	Doors and related metal components	87,811	Owned
Marietta, Georgia	Metal coil coating	205,000	Leased/Owned
Mattoon, Illinois	Metal components(8)	124,800	Owned
Shelbyville, Indiana	Metal components(1)	70,200	Owned
Shelbyville, Indiana	Metal components(8)	108,300	Leased
Monticello, Iowa	Engineered building systems(4)	231,966	Owned
Oskaloosa, Iowa	Metal components(5)	74,561	Owned
Nicholasville, Kentucky	Metal components(5)	55,000	Owned
Jackson, Mississippi	Metal components(8)	126,340	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	129,682	Owned
Omaha, Nebraska	Metal components(5)	56,716	Owned
Las Vegas, Nevada	Metal components(8)	126,400	Leased
Rome, New York	Metal components(5)	53,700	Owned
Middletown, Ohio	Metal coil coating	170,000	Owned
Caryville, Tennessee	Engineered building systems(4)	211,910	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Ennis, Texas	Metal components(1)	84,736	Owned
Houston, Texas	Metal components(3)	264,641	Owned
Houston, Texas	Metal coil coating	40,000	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,572	Owned
Lewisville, Texas	Metal components(8)	91,800	Owned
Lubbock, Texas	Metal components(1)	95,376	Owned
Midlothian, Texas	Metal components(9)	60,000	Owned
Converse, Texas	Metal components(5)	65,000	Owned
Salt Lake City, Utah	Metal components(3)	84,800	Owned
Colonial Heights, Virginia	Metal components(8)	108,000	Owned
Prince George, Virginia	Metal components(8)	101,400	Owned
Spokane, Washington	Engineered building systems(4)	150,560	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,196	Owned
Ancaster, Canada	Engineered building systems(10)	29,325	Leased

(1)	Secondary structures and metal roof and wall systems.
(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.
(3)	Full components product range.
(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.
(5)	Metal roof and wall systems.
(6)	Primary structures for engineered building systems.
(7)	Structural steel.
(8)	Insulated panel systems.
(9)	Polystyrene.
(10)	Sales and distribution.

We also operate eight Metal Depot facilities in our metal components segment that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our common stock is listed on the NYSE under the symbol “NCS.” As of December 15, 2014, there were 45 holders of record and an estimated 8,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Credit Agreement and Amended ABL Facility either limit or restrict our ability to do so. On May 14, 2013, the CD&R Funds converted all of their Preferred Shares into shares of our Common Stock. As a result of the conversion, the CD&R funds no longer have rights to dividends or default dividends with regard to the Preferred Shares. We paid the December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. The December 15, 2011 dividend payment was paid in-kind at a pro rata rate of 8% per annum while the March 15, 2012 dividend payment that was paid-in-kind was paid at a pro rata rate of 12% per annum.

Fiscal Year 2014 Quarter Ended	High	Low
February 2	$20.14	$14.38
May 4	$18.77	$14.93
August 3	$19.88	$15.54
November 2	$21.68	$16.90

Fiscal Year 2013 Quarter Ended	High	Low
January 27	$15.38	$10.87
April 28	$17.85	$15.01
July 28	$17.47	$14.00
November 3	$15.17	$11.22

The following table shows our purchases of our common stock during the fourth quarter of fiscal 2014:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
August 4, 2014 to August 31, 2014	—	—	—	129,218
September 1, 2014 to September 28, 2014	—	—	—	129,218
September 29, 2014 to November 2, 2014	386	$19.67	—	129,218
Total	386	$19.67	—	129,218

(1)	These shares were shares of restricted stock that were withheld to satisfy the minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our common stock. There is no time limit on the duration of the program. During the fourth quarter of fiscal 2014, we did not repurchase any shares of Common Stock. At November 2, 2014, there were 129,218 shares of common stock remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART

The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from November 1, 2009 to the end of the fiscal year ended November 2, 2014 with the cumulative total return on the (i) S&P SmallCap Index and (ii) S&P 600 Building Products peer group. The comparison assumes $100 was invested on November 1, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
November 2014

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

Item 6. Selected Financial Data.

The selected financial data for each of the three fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 30, 2011 and October 31, 2010 and certain consolidated balance sheet data as of October 28, 2012 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2014		2013(2)		2012		2011		2010
	(In thousands, except per share data)
Sales	$1,370,540		$1,308,395		$1,154,010		$959,577		$870,526
Net income (loss)	11,185	(1)	(12,885	)(3)	4,913	(5)	(9,950	)(7)	(26,877	)(8)
Net income (loss) applicable to common shares	11,085	(1)	(12,885	)(3)	(72,120	)(5)	(47,466	)(7)	(311,227	)(8)
Earnings (loss) per common share(9):
Basic	0.15		(0.29)		(3.81)		(2.58)		(17.07)
Diluted	0.15	(1)	(0.29	)(3)	(3.81	)(5)	(2.58	)(7)	(17.07	)(8)
Cash flow from operating activities	33,566		64,142		47,722		41,437		6,306
Total assets	758,683		780,263		751,484		561,154		560,524
Total debt	235,387		237,775		236,944	(6)	130,699		136,305
Convertible Preferred Stock	—		—		619,950		273,950		256,870
Stockholders’ equity (deficit)	$246,542		$252,758		$(370,528)		$(35,690)		$(2,714)
Diluted average common shares	74,709		44,761	(4)	18,932		18,369		18,229

(1)	Includes proceeds from insurance recovery of $1.3 million ($0.8 million after tax), secondary offering costs of $0.8 million ($0.5 million after tax), foreign exchange losses of $1.1 million ($0.7 million after tax), strategic development and acquisition related costs of $5.0 million ($3.1 million after tax) and reversal of Canadian deferred tax valuation allowance of $2.7 million in fiscal 2014.
(2)	Fiscal 2013 includes 53 weeks of operating activity.
(3)	Includes debt extinguishment costs of $21.5 million ($13.2 million after tax) and proceeds from insurance recovery of $1.0 million ($0.6 million after tax) and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax) in fiscal 2013.
(4)	In May 2013, the CD&R Funds converted all of their Preferred Shares into 54.1 million shares of our Common Stock.
(5)	Includes strategic development and acquisition related costs of $5.0 million ($3.7 million after tax), debt extinguishment costs of $6.4 million ($4.0 million after tax), actuarial determined general liability self-insurance of $1.9 million ($1.2 million after tax) and executive retirement costs of $0.5 million ($0.3 million after tax) in fiscal 2012.
(6)	Includes debt discount of $11.8 million.
(7)	Includes restructuring charges of $0.3 million ($0.2 million after tax) and asset impairments of $1.1 million ($0.7 million after tax) in fiscal 2011.
(8)	Includes restructuring charges of $3.5 million ($2.2 million after tax), asset impairments of $1.1 million ($0.7 million after tax) and environmental and other contingency adjustments of $0.2 million ($0.2 million after tax) in fiscal 2010.
(9)	Adjusted to reflect the 1-for-5 Reverse Stock Split effected on March 5, 2010.

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

Fiscal 2014 Overview

The first half of fiscal 2014 was negatively affected by extreme weather, supply chain disruptions and a stagnant economy. Our operating performance in the second half of fiscal 2014, however, represents our best performance since fiscal 2008. In the second half of fiscal 2014, we grew revenue 5.2% and generated over $61 million in Adjusted EBITDA, a 30% improvement compared to the same period in the prior year, even though the market for buildings five stories and less grew only 2% in volume as reported by McGraw-Hill, in the historically seasonally stronger second half of fiscal 2014. This performance enabled us to increase profitability as we continued to optimize our operational and organizational structure.

Beginning with the reorganization of manufacturing in November 2013, we have taken steps to realign our organization to accelerate efficiency and profitability. We began to see improvement in manufacturing efficiencies in the engineered building systems segment during fiscal 2014 that resulted in level-loaded facilities, declining backorders and shop calls. We expect to see improvements continue in our metal components segment facilities as our manufacturing team continues to reduce costs, empower self-directed work teams and optimize our geographic footprint in order to deliver the highest quality products with timely delivery to customers across our operating segments.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is recovering from a recession and historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we experienced decreases in orders and cancellations of orders for our products. While economic growth has either resumed or remained flat, the nonresidential construction industry continues to be below previous cyclical troughs. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by McGraw-Hill:

McGraw-Hill Nonresidential Construction Activity

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group, which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2014, published in October 2014, indicates an expected increase of 5% in square footage as compared to the prior calendar year. This represented a revision of the 2014 forecast published in August, which indicated an expected increase of 8% in square footage as compared to 2013. In calendar 2015, activity is expected to increase compared to calendar 2014, with an expected increase of 11% in square footage. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth in the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for October 2014 was above 50 at 53.7 and the mixed use component of the index was at 54.1 for October 2014. The mixed use component of the index represents an improvement over October 2013, when the index was 53.0.

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”

RESULTS OF OPERATIONS

The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	November 2, 2014	November 3, 2013	October 28, 2012
Sales	100.0%	100.0%	100.0%
Cost of sales, excluding gain on insurance recovery and asset impairments (recoveries)	78.8	78.9	77.8
Gain on insurance recovery	(0.1)	(0.0)	—
Asset impairments (recoveries)	—	—	0.0
Gross profit	21.3	21.1	22.2
Engineering, selling, general and administrative expenses	19.1	19.7	19.0
Strategic development and acquisition related costs	0.4	—	0.5
Income from operations	1.8	1.4	2.7
Interest income	0.0	0.0	0.0
Interest expense	(0.9)	(1.6)	(1.4)
Debt extinguishment costs, net	—	(1.6)	(0.5)
Other income, net	0.0	0.1	0.0
Income (loss) before income taxes	0.9	(1.7)	0.8
Provision (benefit) from income taxes	0.1	(0.7)	0.4
Net income (loss)	0.8%	(1.0)%	0.4%

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

The following table represents total sales, external sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	2014	%	2013	%	2012	%
Total sales:
Metal coil coating	$246,582	18	$222,064	17	$210,227	18
Metal components	694,858	51	663,094	51	534,853	46
Engineered building systems	669,843	49	655,767	50	643,473	56
Intersegment sales	(240,743)	(18)	(232,530)	(18)	(234,543)	(20)
Total net sales	$1,370,540	100	$1,308,395	100	$1,154,010	100
External sales:
Metal coil coating	$113,602	8	$92,970	7	$81,106	7
Metal components	607,594	45	581,772	44	446,720	39
Engineered building systems	649,344	47	633,653	49	626,184	54
Total net sales	$1,370,540	100	$1,308,395	100	$1,154,010	100
Operating income (loss):
Metal coil coating	$23,982		$24,027		$22,322
Metal components	33,306		36,167		34,147
Engineered building systems	32,525		23,405		37,596
Corporate	(64,717)		(64,411)		(62,376)
Total operating income	$25,096		$19,188		$31,689
Unallocated other expense	(12,421)		(40,927)		(22,692)
Income (loss) before income taxes	$12,675		$(21,739)		$8,997

RESULTS OF OPERATIONS FOR FISCAL 2014 COMPARED TO FISCAL 2013

Consolidated sales increased by 4.7%, or $62.1 million for fiscal 2014, compared to fiscal 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments for fiscal 2014 compared to the same period in 2013 which was driven primarily by improved demand in the end use sectors of the nonresidential construction industry that we serve compared to the prior year. These increases were partially offset by lower tonnage volumes in our engineered building systems segment during the current period.

Consolidated cost of sales, excluding gain on insurance recovery increased by 4.5%, or $46.7 million for fiscal 2014, compared to fiscal 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.

Consolidated gain on insurance recovery increased by 28.2%, or $0.3 million to $1.3 million in fiscal 2014, compared to $1.0 million in the same period in the prior year. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during fiscal 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. We received insurance proceeds of approximately $1.0 million during fiscal 2013. See Note 4 — Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross margin, including the gain on insurance recovery, was 21.3% for fiscal 2014 compared to 21.1% for the same period in the prior year. The increase in gross margins was the result of higher sales prices due to value oriented pricing and higher tonnage volumes as noted above, partially offset by an unfavorable product mix in the metal components segment.

Metal coil coating sales increased by 11.0%, or $25.5 million to $246.6 million in fiscal 2014, compared to $222.1 million in the same period in the prior year. Sales to third parties for fiscal 2014 increased $20.6 million to $113.6 million from $93.0 million in the same period in the prior year, primarily as a result of a 19.2% increase in external tons shipped due to the continued ramping up of our new facility in Middletown, Ohio, partially offset by higher toll processing sales mix compared to package sales mix. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. The remaining $3.9 million represents an increase in intersegment sales for fiscal 2014 compared to the same period in the prior year. Metal coil coating third-party sales accounted for 8.3% of total consolidated third-party sales in fiscal 2014 compared to 7.1% in fiscal 2013.

Operating income of the metal coil coating segment remained relatively flat at $24.0 million in fiscal 2014, primarily due to additional costs associated with the ramp up of the new Middletown facility and other operating costs, which were offset by the increased external volume as noted above.

Metal components sales increased 4.8%, or $31.8 million to $694.9 million in fiscal 2014, compared to $663.1 million in the same period in the prior year. This increase was primarily due to a 2.6% increase in external tons shipped, partially offset by unfavorable product mix. The external volume increase was driven by improved demand in the end use sectors we serve compared to the prior year but was partially offset by unfavorable weather conditions in the first half of fiscal 2014. Sales to third parties for fiscal 2014 increased $25.8 million to $607.6 million from $581.8 million in the same period in the prior year. The remaining $5.9 million represents an increase in intersegment sales. Metal components third-party sales accounted for 44.3% of total consolidated third-party sales in fiscal 2014 compared to 44.5% in fiscal 2013.

Operating income of the metal components segment decreased to $33.3 million in fiscal 2014, compared to $36.2 million in the same period in the prior year. The $2.9 million decrease was driven by investments in certain growth initiatives and the impact of commercial discipline and unfavorable product mix.

Engineered building systems sales increased 2.1%, or $14.1 million to $669.8 million in fiscal 2014, compared to $655.8 million in the same period in the prior year. This increase in fiscal 2014 compared to the same period in the prior year resulted from higher sales prices as a result of improved product mix supported by value oriented pricing, partially offset by a 3.8% decrease in external tons shipped. Sales to third parties for fiscal 2014 increased $15.7 million to $649.3 million from $633.7 million in the same period in the prior year. The remaining $1.6 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 47.4% of total consolidated third-party sales in fiscal 2014 compared to 48.4% in fiscal 2013.

Operating income of the engineered building systems segment increased to $32.5 million in fiscal 2014 compared to $23.4 million in the same period in the prior year. This $9.1 million increase resulted from higher sales prices as noted above, partially offset by lower volumes and higher transportation and manufacturing costs which were due to weather and supply chain disruptions in the first half of fiscal 2014.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $261.7 million in fiscal 2014, compared to $256.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.1% for fiscal 2014 as compared to 19.6% for fiscal 2013. The $4.9 million increase in engineering, selling and administrative expenses was primarily due to an increase in wages, commissions and benefits as a result of higher volumes and certain growth initiatives and investments in our sales force as well as $0.8 million of expenses relating to the secondary offering by the CD&R Funds during fiscal 2014.

Consolidated strategic development and acquisition related costs for fiscal 2014 were $5.0 million. These non-recurring, non-operational costs are related to industry-specific activities that support our future growth targets and performance goals. There was no corresponding amount recorded for fiscal 2013.

Consolidated interest expense decreased to $12.5 million for fiscal 2014, compared to $21.0 million for the same period of the prior year. Interest rates on the Credit Agreement decreased on June 24, 2013 from 8% to 4.25%.

Consolidated debt extinguishment costs, net for fiscal 2013 were $21.5 million. There was no corresponding amount recorded for fiscal 2014. During our third quarter of fiscal 2013, we entered into an amendment to our Credit Agreement and recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the creditors.

Consolidated other income, net, decreased to $0.1 million for fiscal 2014, compared to $1.4 million for the same period of the prior year primarily due to foreign currency losses related to fluctuations in the Mexican Peso / U.S. Dollar exchange rate in the current period in Mexico.

Consolidated provision (benefit) for income taxes was a $1.5 million provision for fiscal 2014, compared to a $(8.9) million benefit for the same period in the prior year. The effective tax rate for fiscal 2014 was 11.8% compared to (40.7)% for the same period in the prior year. Our current year income tax provision includes a $2.7 million benefit for the release of a valuation allowance. During 2014, after evaluating historical and future financial trends in our Canadian business, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026. The remaining decline in the income tax benefit was primarily the result of the increased utilization of the domestic production activities deduction.

Diluted income (loss) per common share improved to income of $0.15 per diluted common share for fiscal 2014, compared to a loss of $(0.29) per diluted common share for the same period in the prior year. The improvement in diluted income (loss) per common share was primarily due to the $24.0 million increase in net income (loss) allocated to shares of our common stock resulting from the factors described above in this section, partially offset by the conversion of our Convertible Preferred Stock into shares of our common stock in the third quarter of fiscal 2013, which increased the weighted average number of shares outstanding. The Convertible Preferred Stock prior to its conversion and the unvested restricted common stock related to our Incentive Plan do not have a contractual obligation to share in losses; therefore, no losses were allocated to these shares in fiscal 2013.

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

Consolidated gain on insurance recovery for fiscal 2013 was $1.0 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of 2013, the ovens were repaired and we received insurance proceeds of approximately $1.0 from claims submitted to date. These insurance proceeds have been classified as a “gain on insurance recovery” on the consolidated statement of operations. There was no amount recorded for fiscal 2012. See Note 4 — Gain on Insurance Recovery to the consolidated financial statements for more information.

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

Consolidated strategic development and acquisition related costs for fiscal 2012 were $5.0 million. These costs represent various services to enter into a definitive agreement to purchase Metl-Span LLC for $145.7 million in cash. There was no amount recorded for fiscal 2013. See “Liquidity and Capital Resources — Acquisition of Metl-Span LLC.”

Consolidated interest expense increased to $21.0 million for fiscal 2013, compared to $16.8 million for the same period of the prior year. Interest expense increased due to a higher term loan balance which increased from $128.5 million to $250.0 million on June 22, 2012 as a result of and in connection with the Metl-Span Acquisition and the Company entering into the Credit Agreement which provided for a term loan credit facility in an aggregate principal amount of $250.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents decreased from $77.4 million to $66.7 million during fiscal 2014. The following table summarizes our consolidated cash flows for fiscal 2014 and fiscal 2013 (dollars in thousands):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013
Net cash provided by operating activities	$33,566	$64,142
Net cash used in investing activities	(16,695)	(23,329)
Net cash used in financing activities	(27,289)	(18,398)
Effect of exchange rate changes on cash and cash equivalents	(367)	(137)
Net increase (decrease) in cash and cash equivalents	(10,785)	22,278
Cash and cash equivalents at beginning of period	77,436	55,158
Cash and cash equivalents at end of period	$66,651	$77,436

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

Net cash provided by operating activities was $33.6 million during fiscal 2014 compared to $64.1 million of net cash provided by operating activities in the comparable period of fiscal 2013. This difference was largely driven by the changes in working capital, partially offset by the increase in earnings over the comparable period of the prior year.

The primary driver for our increased use of cash for working capital needs was a $61.0 million increase in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments can fluctuate significantly based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding (“DPO”) as of November 2, 2014 decreased to 32.6 days compared to 34.2 days in the prior year.

Cash used during the period to invest in inventory was $9.4 million for fiscal 2014 which was lower than the $16.1 million invested in the comparable period of the prior year. The decrease was driven by lower than anticipated volumes, partially offset by an increase in our days inventory on-hand (“DIO”), as our DIO was 42.2 days as of November 2, 2014 as compared to 40.3 days at November 3, 2013.

Cash generated from accounts receivable was $1.8 million lower in fiscal 2014 than the comparable period of the prior year. This decrease was driven by the timing of receipts but was partially offset by significant year-over-year revenue growth and a decrease in days sales outstanding (“DSO”) to 31.2 days as of November 2, 2014 from 32.6 days at November 3, 2013 as a result of improved timing of customer payments during the current period.

Investing Activities

Cash used in investing activities of $16.7 million during fiscal 2014 was lower than the $23.3 million invested in the comparable period of the prior year and related predominantly to capital expenditures for a new architectural panel system line, computer software and machinery and equipment in the current period. In fiscal 2013, $24.4 million was used for capital expenditures predominantly related to a new insulated panel system line, the new metal coil coating facility, the Jackson, Mississippi oven and computer software.

Financing Activities

Cash used in financing activities increased to $27.3 million from $18.4 million of cash used in financing activities in the comparable prior year period. The $27.3 million used in financing activities during fiscal 2014 was primarily attributable to the purchase of Common Stock in the amount of $23.8 million paid to the CD&R Funds in connection with the Stock Repurchase (as defined below) and $2.4 million of payments made to reduce our outstanding term loan and $1.6 million of payments made to reduce our note payable related to financed insurance premiums during fiscal 2014. The $18.4 million of cash used in financing activities during fiscal 2013 was primarily attributable to $11.0 million of payments made to reduce our outstanding term loan and $6.3 million payment of financing costs related to an amendment to our Credit Agreement.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

Equity Investment

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its advisors of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”).

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters for the Secondary Offering also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for fiscal 2014. At November 2, 2014 and November 3, 2013, the CD&R Funds beneficially owned 58.8% and 72.4%, respectively, of the voting power and Common Stock of the Company.

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

See Note 11 — Equity Investment to the consolidated financial statements for more information on the material terms of our Amendment Agreement.

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 2, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $235.4 million and $237.8 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both November 2, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%.

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

Credit Agreement.  On June 22, 2012, in connection with the acquisition of Metl-Span LLC, a Texas limited liability company (the “Metl-Span Acquisition”), the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

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

On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 2, 2014 and November 3, 2013, amounts outstanding under the Credit Agreement were $235.4 million and $237.8 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred issuance costs, non-cash initial debt discount write-off, pre-payment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both November 2, 2014 and November 3, 2013, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Amended ABL Facility.  On May 2, 2012, we entered into the Amended Asset-Based Lending Facility (the “Amended ABL Facility”) to (i) permit the acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing Term Loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder.

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 2, 2014 and November 3, 2013, our excess availability under the Amended ABL Facility was 135.4 million and $123.2 million, respectively. At both November 2, 2014 and November 3, 2013, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 2, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $8.1 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

An unused commitment fee is paid monthly on the Amended ABL Facility at an annual rate of 0.50% based on the amount by which the maximum credit exceeds the average daily principal balance of outstanding loans and letter of credit obligations. Additional customary fees in connection with the Amended ABL Facility also apply.

The obligations of the borrowers under the Amended ABL Facility are guaranteed by the Company and each direct and indirect domestic subsidiary of the Company (other than any domestic subsidiary that is a foreign subsidiary holding company or a subsidiary of a foreign subsidiary that is insignificant) that is not a borrower under the Amended ABL Facility. The obligations of the Company under certain specified bank products agreements are guaranteed by each borrower and each other direct and indirect domestic subsidiary of the Company and the other guarantors. These guarantees are made pursuant to a guarantee agreement, dated as of October 20, 2009, entered into by the Company and each other guarantor with Wells Fargo Capital Finance, LLC (formerly known as Wells Fargo Foothill, LLC), as administrative agent. In connection with the Metl-Span Acquisition, Metl-Span became a borrower under the ABL Facility, and the Company, certain subsidiaries of the Company, and the ABL Agent entered into an amendment (the “ABL Guaranty Amendment”) to the Company’s existing Guaranty Agreement, dated as of October 20, 2009, providing for, among other things, the guarantee of the obligations of Metl-Span under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of November 2, 2014 and November 3, 2013 was $20.3 million and $18.5 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at November 2, 2014 and November 3, 2013, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.30:1.00 and 2.29:1.00, respectively.

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

At both November 2, 2014 and November 3, 2013, the interest rate on our Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

On November 7, 2014, the Company, Steelbuilding.com, Inc. (together with the Company, the “Guarantors”) and the Company’s subsidiaries NCI and Robertson-Ceco II Corporation (each a “Borrower” and collectively, the “Borrowers”) entered into Amendment No. 3 to the Loan and Security Agreement (the

“Loan and Security Agreement”) among the Borrowers, the Guarantors, Wells Fargo Capital Finance, LLC as administrative agent and co-collateral agent, Bank of America, N.A. as co-collateral agent and syndication agent and certain other lenders under the Loan and Security Agreement, in order to amend the Loan and Security Agreement to (i) permit the CENTRIA Acquisition, (ii) permit the entry by the Company into documentation with respect to certain debt financing to be incurred in connection with the CENTRIA Acquisition and the incurrence of debt with respect thereto, (iii) extend the maturity date to June 24, 2019, (iv) decrease the applicable margin with respect to borrowings thereunder and (v) make certain other amendments and modifications to provide greater operational and financial flexibility.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $135.4 million available at November 2, 2014 and $66.7 million of cash at November 2, 2014. However, we have in the past sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $22 million and $26 million for fiscal 2015 and expansion when needed.

We expect to fund the CENTRIA Acquisition with approximately $250 million of indebtedness, which will increase our interest expense in future periods.

We expect to contribute $1.2 million to the RCC Pension Plan in fiscal 2015.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the fourth quarter of fiscal 2014 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Definitive Agreement with CENTRIA

In November 2014, we entered into a definitive agreement with CENTRIA a Pennsylvania general partnership, to purchase CENTRIA for $245 million in cash. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a new manufacturing facility in China. To fund this acquisition, we expect to incur $250 million of new indebtedness and our Amended ABL Facility will have sufficient availability to fund working capital needs subsequent to the CENTRIA Acquisition. The transaction is subject to customary closing conditions and regulatory clearance and is expected to close during our first quarter of fiscal 2015.

Acquisition of Metl-Span LLC

On June 22, 2012, we completed the acquisition of Metl-Span LLC, a Texas limited liability company, pursuant to the terms of the Equity Purchase Agreement, dated as of May 2, 2012, as amended (the “Equity Purchase Agreement”), among VSMA, Inc., Metl-Span, NCI and BlueScope Steel North America Corporation. Pursuant to the terms of the Equity Purchase Agreement, NCI acquired all of the outstanding membership interests of Metl-Span for approximately $145.7 million in cash. The purchase price was also subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. The fair value of certain assets acquired and liabilities assumed were finalized during the third quarter of fiscal 2013, including the finalization of certain contingent assets and liabilities which resulted in a $1.5 million decrease to goodwill during the third quarter of fiscal 2013. Upon the closing of the Metl-Span Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. Metl-Span’s operations are now conducted through NCI Group, Inc.

Accordingly, the results of Metl-Span’s operations from June 22, 2012 are included in our consolidated financial statements. Metl-Span assets acquired through the Metl-Span Acquisition include five manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended November 2, 2014
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,929	$14,198	$19,397	$(18,949)	$21,575
Strategic development costs	—	109	—	3,403	3,512
Adjusted operating income (loss)	$6,929	$14,307	$19,397	$(15,546)	$25,087

	For the Three Months Ended November 3, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$8,209	$16,904	$9,045	$(17,700)	$16,458
Gain on insurance recovery	(1,023)	—	—	—	(1,023)
Unreimbursed business interruption costs	500	—	—	—	500
Adjusted operating income (loss)	$7,686	$16,904	$9,045	$(17,700)	$15,935

	For the Fiscal Year Ended November 2, 2014
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$23,982	$33,306	$32,525	$(64,717)	$25,096
Gain on insurance recovery	(1,311)	—	—	—	(1,311)
Secondary offering costs	—	—	—	754	754
Strategic development costs	—	109	—	4,889	4,998
Adjusted operating income (loss)	$22,671	$33,415	$32,525	$(59,074)	$29,537

	For the Year Ended November 3, 2013
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$24,027	$36,167	$23,405	$(64,411)	$19,188
Gain on insurance recovery	(1,023)	—	—	—	(1,023)
Unreimbursed business interruption costs	500	—	—	—	500
Adjusted operating income (loss)	$23,504	$36,167	$23,405	$(64,411)	$18,665

The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	1st Quarter February 2, 2014	2nd Quarter May 4, 2014	3rd Quarter August 3, 2014	4th Quarter November 2, 2014	Trailing 12 Months November 2, 2014
Net income (loss)	$(4,258)	$(4,905)	$6,089	$14,259	$11,185
Add:
Depreciation and amortization	8,767	8,941	8,994	9,220	35,922
Consolidated interest expense, net	3,100	3,035	3,142	3,053	12,330
Provision (benefit) for income taxes	(2,506)	(3,057)	2,837	4,215	1,489
Gain on insurance recovery	(987)	(324)	—	—	(1,311)
Secondary offering costs	704	50	—	—	754
Strategic development costs	—	—	1,486	3,512	4,998
Non-cash charges:
Stock-based compensation	3,179	2,563	2,404	2,022	10,168
Adjusted EBITDA	$7,999	$6,303	$24,952	$36,281	$75,535

	1st Quarter January 27, 2013	2nd Quarter April 28, 2013	3rd Quarter July 28, 2013	4th Quarter November 3, 2013	Trailing 12 Months November 3, 2013
Net income (loss)	$(3,627)	$(5,342)	$(12,192)	$8,276	$(12,885)
Add:
Depreciation and amortization	9,122	8,809	9,066	9,012	36,009
Consolidated interest expense, net	6,244	6,149	5,130	3,334	20,857
Provision (benefit) for income taxes	(1,825)	(2,506)	(9,933)	5,410	(8,854)
Debt extinguishment costs, net	—	—	21,491	—	21,491
Gain on insurance recovery	—	—	—	(1,023)	(1,023)
Unreimbursed business interruption costs	—	—	—	500	500
Non-cash charges:
Stock-based compensation	3,442	3,445	3,448	4,565	14,900
Embedded derivative	(5)	(4)	(50)	—	(59)
Adjusted EBITDA	$13,351	$10,551	$16,960	$30,074	$70,936

The following tables reconcile adjusted diluted income (loss) per common share to income (loss) per diluted common share and adjusted income (loss) applicable to common shares to income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net income (loss) per diluted common share, GAAP basis	$0.19	$0.11	$0.15	$(0.29)
Debt extinguishment costs, net of taxes	—	—	—	0.30
Gain on insurance recovery, net of unreimbursed business interruption costs and taxes	—	(0.01)	(0.01)	(0.01)
Secondary offering costs, net of taxes	—	—	0.00	—
Foreign exchange loss, net of taxes	0.00	—	0.01	—
Strategic development costs, net of taxes	0.03	—	0.04	—
Reversal of Canadian deferred tax valuation allowance	(0.03)	—	(0.03)	—
Adjusted net income per diluted common share	$0.19	$0.10	$0.16	$0.00

	Fiscal Three Months Ended		Fiscal Year Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net income (loss) applicable to common shares, GAAP basis	$14,259	$8,276	$11,185	$(12,885)
Debt extinguishment costs, net of taxes	—	—	—	13,238
Gain on insurance recovery, net of unreimbursed business interruption costs and taxes	—	(322)	(808)	(322)
Secondary offering costs, net of taxes	—	—	464	—
Foreign exchange loss, net of taxes	178	—	676	—
Strategic development costs, net of taxes	2,163	—	3,079	—
Reversal of Canadian deferred tax valuation allowance	(2,718)	—	(2,718)	—
Adjusted net income applicable to common shares	$13,882	$7,954	$11,878	$31

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 2, 2014, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

The following table shows our contractual obligations as of November 2, 2014 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt	$235,387	$2,384	$4,768	$228,235	$—
Interest payments on debt(1)	50,086	10,998	21,783	17,304	—
Operating leases	23,253	6,705	9,394	2,745	4,409
Other purchase obligations(2)	3,107	2,453	654	—	—
Projected pension obligations(3)	16,950	1,169	3,044	3,364	9,373
Other long-term obligations(4)	550	310	225	15	—
Total contractual obligations	$329,333	$24,019	$39,868	$251,663	$13,782

(1)	Interest payments were calculated based on rates in effect at November 2, 2014 for variable rate obligations.
(2)	Includes various agreements for steel delivery obligations and gas contracts. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received.
(3)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plan and bond rates.
(4)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

CONTINGENT LIABILITIES AND COMMITMENTS

Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $8.1 million and $10.2 million at November 2, 2014 and November 3, 2013, respectively.

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

Revenue recognition.  We recognize revenues when all of the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. In instances where an order is partially shipped, we recognize revenue based on the relative sales value of the materials shipped. Provisions are made upon the sale for estimated product returns. Costs associated with shipping and handling our products are included in cost of sales.

Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $300,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation deductible is $500,000 per occurrence. The Property and Auto Liability deductibles are $50,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $1,000,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.

We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because, as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% above expected outstanding claims would result in a financial impact of $0.5 million.

Share-Based Compensation.  Under ASC Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the performance share units (“PSUs”) grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. For the fiscal year ended November 2, 2014, the forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 7.5% for our non-officers and 0% for our officers. For the fiscal years ended November 3, 2013 and October 28, 2012, the forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount on the PSUs due to the required eighteen month holding period subsequent to vesting. We granted an immaterial amount of options during the fiscal years ended November 2, 2014 and November 3, 2013 and 0.1 million options during the fiscal year ended October 28, 2012. We granted 1.0 million PSUs during the fiscal year ended October 28, 2012. We granted 0.2 million, 0.4 million and 0.7 million restricted shares during the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, respectively.

In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on our stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During fiscal 2014, we granted 0.1 million Performance Share Awards.

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

At November 3, 2013, we had a full valuation allowance in the amount of $4.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary. During fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026.

As of November 2, 2014, the $5.1 million net operating loss and tax credit carryforward included $2.2 million for U.S. state loss carryforwards and $2.9 million for foreign loss carryforward. The state net operating loss carryforwards will expire in 1 to 19 years, if unused. During fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards. As a result, we reversed the entire valuation allowance on our net Canadian deferred tax asset.

As of November 3, 2013, the $13.1 million net operating loss and tax credit carryforward consisted of $6.1 million for U.S. federal net operating loss carryforward, $3.9 million for foreign loss carryforward, $0.2 million for U.S. federal tax credits and $2.9 million for U.S. state loss carryforwards. The federal net operating loss carryfoward will expire in 20 years, if unused, and the state net operating loss carryforwards will expire in 1 to 20 years, if unused.

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

In connection with the acquisition of RCC in April 2006, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s customer relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See Note 5 — Goodwill and Other Intangible Assets in the Notes to consolidated financial statements, for additional information.

Goodwill of $70.0 million and $5.2 million had been recorded in our metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and acquisition multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our two reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2014, 2013 and 2012. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.

We perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends. See Note 5 — Goodwill and Other Intangible Assets in the Notes to the consolidated financial statements.

As of both November 2, 2014 and November 3, 2013, our goodwill was $75.2 million. We completed our annual goodwill impairment test in the fourth quarter for each of our reporting units. We have the option of performing an assessment of certain qualitative factors (“step zero”) to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative analysis (“step one”).

Since each of the reporting units had a fair value in excess of 20% of their respective carrying value as of the most recent step one test, which was July 29, 2013, and no events were noted that would significantly decrease the fair value of the reporting unit, we elected to apply the qualitative assessment under the step zero testing approach for each of our reporting units as of August 4, 2014. Based on the results of these tests, no step one tests were determined to be necessary.

When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. Examples of qualitative factors that management assesses include the Company’s financial performance, market and competitive factors in the nonresidential construction industry, the amount of excess fair value over the carrying value of each reporting unit evident in prior years and other events specific to our reporting units.

Management considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the last step one test. Management reviewed current projections of cash flows and compared these current projections to the projections included in the most recent step one test. Also, economic factors over the past year did not significantly affect the discount rates used for the valuation of these reporting units. Management concluded that events occurring since the last step one test did not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a step one goodwill impairment test for these reporting units as the fair value of each reporting unit appeared to exceed its respective carrying value.

Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. In fiscal 2014, 2013 and 2012, we established new reserves for doubtful accounts of $0.3 million, $1.7 million and $0.1 million, respectively. Additionally, in fiscal year 2014, we had a recovery of uncollectible accounts of an immaterial amount. In fiscal years 2014, 2013 and 2012, we wrote off uncollectible accounts of $0.2 million, $1.6 million and $0.3 million, respectively, all of which had been previously reserved.

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

If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life. We did not identify any asset impairments in fiscal 2014, 2013 or 2012.

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

Beneficial conversion features and dividend policy.  Prior to conversion to common shares in fiscal 2013, our Convertible Preferred Stock contained beneficial conversion features. In fiscal 2012 we recorded a net $11.9 million beneficial conversion feature charge related to dividends that have accrued and are convertible into shares of Common Stock. Prior to the Amendment Agreement, our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy was reasonable as our policy matched the legal transfer and conversion rights of the majority shareholder.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively for our first quarter in fiscal 2015 but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for our first quarter in fiscal 2017, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended November 2, 2014, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils1. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

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

[1]	Galvalume® is a registered trademark of Biec International, Inc.

December steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experienced in our average cost of steel.

CRU Steel Price Index North America

Source: www.crugroup.com

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. In addition, it is our current practice to purchase all steel inventory that has been ordered but is not in our possession. Therefore, our inventory may increase if demand for our products declines. We can give no assurance that steel will remain available or that prices will not continue to be volatile.

For the fiscal year ended November 2, 2014, scheduled material deliveries were delayed due to impassable roads and frozen waterways during the earlier portion of the period. As a result, we absorbed higher costs to purchase steel to meet customer delivery schedules.

With steel accounting for approximately 70% of our cost of sales for fiscal 2014, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $7.5 million for our fiscal year ended November 2, 2014. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At November 2, 2014, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At November 2, 2014, we had $235.4 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.4 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at November 2, 2014 and November 3, 2013 was approximately $230.1 million and $237.8 million, respectively, compared to the face value of $235.4 and $237.8 million, respectively.

See Note 10 — Long-term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of November 2, 2014. Weighted-average variable rates are based on LIBOR rates assuming a 1.00% LIBOR floor at November 2, 2014, plus applicable margins.

	Scheduled Maturity Date(a)							Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	11/2/2014
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$—	$—	$—
Interest Rate	—	—	—	—	—	—	—
Variable Rate	$2.4	$2.4	$2.4	$2.4	$225.8	$—	$235.4	$230.1 (b)
Average interest rate	4.3%	4.3%	4.3%	4.3%	4.3%	—%	4.3%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.
(b)	Based on recent trading activities of comparable market instruments.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.9) million, $(0.1) million and $(0.4) million for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 was $(0.2) million, $0.2 million and $0.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.4) million and $(0.1) million for the fiscal years ended November 2, 2014 and November 3, 2013, respectively, and was immaterial for each of the fiscal years ended October 28, 2012.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 2, 2014. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (“COSO”). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of November 2, 2014, the Company’s internal control over financial reporting was effective.

Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of November 2, 2014. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of November 2, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited NCI Building Systems, Inc.’s (the “Company”) internal control over financial reporting as of November 2, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). NCI Building Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 2, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc. as of November 2, 2014 and November 3, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended November 2, 2014 of NCI Building Systems, Inc. and our report dated December 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 22, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of NCI Building Systems, Inc.

We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of November 2, 2014 and November 3, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows and for each of the three years in the period ended November 2, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. at November 2, 2014 and November 3, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 2, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc.’s internal control over financial reporting as of November 2, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated December 22, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
December 22, 2014

CONSOLIDATED STATEMENTS OF OPERATIONS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In thousands, except per share data)
Sales	$1,370,540	$1,308,395	$1,154,010
Cost of sales, excluding gain on insurance recovery and asset impairments (recoveries), net	1,080,027	1,033,374	898,001
Gain on insurance recovery	(1,311)	(1,023)	—
Asset impairments (recoveries), net	—	—	(9)
Gross profit	291,824	276,044	256,018
Engineering, selling, general and administrative expenses	261,730	256,856	219,340
Strategic development and acquisition related costs	4,998	—	4,989
Income from operations	25,096	19,188	31,689
Interest income	126	131	112
Interest expense	(12,455)	(20,988)	(16,827)
Debt extinguishment costs, net	—	(21,491)	(6,437)
Other income (expense), net	(92)	1,421	460
Income (loss) before income taxes	12,675	(21,739)	8,997
Provision (benefit) for income taxes	1,490	(8,854)	4,084
Net income (loss)	$11,185	$(12,885)	$4,913
Convertible preferred stock dividends and accretion	—	—	16,352
Convertible preferred stock beneficial conversion feature	—	—	11,878
Convertible preferred stock amendment	—	—	48,803
Net income allocated to participating securities	(100)	—	—
Net income (loss) applicable to common shares	$11,085	$(12,885)	$(72,120)
Income (loss) per common share:
Basic	$0.15	$(0.29)	$(3.81)
Diluted	$0.15	$(0.29)	$(3.81)
Weighted average number of common shares outstanding:
Basic	73,079	44,761	18,932
Diluted	74,709	44,761	18,932

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$11,185	$(12,885)	$4,913
Other comprehensive income (loss), net of tax:
Foreign exchange translation losses and other (net of income tax of $0 in 2014, 2013 and 2012)	(367)	(137)	(12)
Unrecognized actuarial gains (losses) on pension obligation (net of income tax of $2,453 in 2014, $(1,414) in 2013 and $665 in 2012)	(3,936)	2,269	(1,066)
Gains (losses) in fair value of foreign currency derivative (net of income tax of $37 in 2012)	—	—	(5)
Other comprehensive income (loss)	(4,303)	2,132	(1,083)
Comprehensive income (loss)	$6,882	$(10,753)	$3,830

See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

NCI BUILDING SYSTEMS, INC.

	November 2, 2014	November 3, 2013
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$66,651	$77,436
Accounts receivable, net	136,923	135,368
Inventories, net	131,497	122,105
Deferred income taxes	21,447	27,736
Income tax receivable	—	1,112
Investments in debt and equity securities, at market	5,549	4,892
Prepaid expenses and other	22,773	19,300
Assets held for sale	5,690	2,879
Total current assets	390,530	390,828
Property, plant and equipment, net	244,714	260,918
Goodwill	75,226	75,226
Intangible assets, net	44,923	48,975
Deferred financing costs, net	3,290	4,316
Total assets	$758,683	$780,263
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,384	$2,384
Note payable	418	613
Accounts payable	118,164	144,553
Accrued compensation and benefits	50,666	40,954
Accrued interest	1,820	1,844
Other accrued expenses	72,259	61,266
Total current liabilities	245,711	251,614
Long-term debt, net	233,003	235,391
Deferred income taxes	20,219	32,185
Other long-term liabilities	13,208	8,315
Total long-term liabilities	266,430	275,891
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,769,095 and 74,793,249 shares issued in 2014 and 2013, respectively; and 73,530,295 and 74,785,726 shares outstanding in 2014 and 2013, respectively	737	748
Additional paid-in capital	630,297	639,297
Accumulated deficit	(371,550)	(382,735)
Accumulated other comprehensive loss, net	(8,739)	(4,436)
Treasury stock, at cost (238,800 and 7,523 shares in 2014 and 2013, respectively)	(4,203)	(116)
Total stockholders’ equity	246,542	252,758
Total liabilities and stockholders’ equity	$758,683	$780,263

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$11,185	$(12,885)	$4,913
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,876	36,009	29,602
Amortization of deferred financing costs and debt discount	1,076	3,266	4,238
Share-based compensation expense	10,168	14,900	9,298
Non-cash debt extinguishment costs	—	17,582	6,437
Loss (gain) on sale of property, plant and equipment	123	(3)	(565)
(Gain) on insurance recovery	(1,311)	(1,023)	—
(Recovery of) provision for doubtful accounts	256	1,679	(109)
(Benefit) provision for deferred income taxes	(3,423)	(9,612)	2,177
Excess tax benefits from share-based compensation arrangements	(538)	(977)	(2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,811)	(3,572)	(16,719)
Inventories	(9,391)	(16,090)	(9,108)
Income tax receivable	1,599	(724)	1,082
Prepaid expenses and other	(4,579)	(697)	(2,075)
Accounts payable	(26,394)	34,559	12,047
Accrued expenses	19,949	2,121	6,506
Other, net	781	(391)	—
Net cash provided by operating activities:	33,566	64,142	47,722
Cash flows from investing activities:
Acquisition, net of cash acquired	—	—	(140,991)
Capital expenditures	(18,020)	(24,426)	(28,151)
Proceeds from insurance	1,311	1,023	—
Proceeds from sale of property, plant and equipment	14	74	2,992
Net cash used in investing activities:	(16,695)	(23,329)	(166,150)
Cash flows from financing activities:
Decrease in restricted cash	—	1,375	1,461
Proceeds from stock options exercised	—	674	—
Excess tax benefits from share-based compensation arrangements	538	977	2
Proceeds from Amended ABL facility	72,000	57,000	15,098
Payments on Amended ABL facility	(72,000)	(57,000)	(15,096)
Proceeds from term loan	—	—	237,499
Payments on term loan	(2,388)	(10,975)	(131,950)
Payments on note payable	(1,590)	(1,722)	(1,536)
Payment of financing costs	(51)	(6,265)	(9,399)
Purchase of treasury stock	(23,798)	(2,462)	(1,529)
Net cash provided by (used in) financing activities:	(27,289)	(18,398)	94,550
Effect of exchange rate changes on cash and cash equivalents	(367)	(137)	54
Net (decrease) increase in cash and cash equivalents	(10,785)	22,278	(23,824)
Cash and cash equivalents at beginning of period	77,436	55,158	78,982
Cash and cash equivalents at end of period	$66,651	$77,436	$55,158

See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, October 30, 2011(1)	19,954,323	$200	$237,968	$(266,896)	$(5,485)	(124,425)	$(1,477)	$(35,690)
Redeemable common stock	61,831	1	833	—	—	—	—	834
Treasury stock purchases	—	—	—	—	—	(156,496)	(1,529)	(1,529)
Retirement of treasury shares	(277,955)	(3)	(2,977)	—	—	277,955	2,980	—
Other transaction costs	—	—	(124)	(1,148)	—	—	—	(1,272)
Convertible Preferred Stock dividends and accretion	—	—	(16,353)	—	—	—	—	(16,353)
Convertible Preferred Stock extinguishment and reissuance	—	—	(222,928)	(106,719)	—	—	—	(329,647)
Issuance of restricted stock	618,984	6	(5)	—	—	—	—	1
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(12)	—	—	(12)
Unrecognized actuarial losses on pension obligation	—	—	—	—	(1,066)	—	—	(1,066)
Losses in fair value of foreign currency derivative	—	—	—	—	(5)	—	—	(5)
Share-based compensation	—	—	9,298	—	—	—	—	9,298
Net income	—	—	—	4,913	—	—	—	4,913
Balance, October 28, 2012	20,357,183	$204	$5,712	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)
Conversion of Convertible Preferred Stock	54,136,817	541	619,409	—	—	—	—	619,950
Treasury stock purchases	—	—	(17)	—	—	(175,044)	(2,445)	(2,462)
Retirement of treasury shares	(170,487)	(2)	(2,353)	—	—	170,487	2,355	—
Issuance of restricted stock	393,594	4	(4)	—	—	—	—	—
Stock options exercised	76,142	1	673	—	—	—	—	674
Excess tax benefits from share-based compensation arrangements	—	—	977	—	—	—	—	977
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(137)	—	—	(137)
Unrecognized actuarial gains on pension obligation	—	—	—	—	2,269	—	—	2,269
Share-based compensation	—	—	14,900	—	—	—	—	14,900
Net loss	—	—	—	(12,885)	—	—	—	(12,885)
Balance, November 3, 2013	74,793,249	$748	$639,297	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758
Treasury stock purchases	—	—	—	—	—	(1,381,277)	(23,804)	(23,804)
Retirement of treasury shares	(1,150,000)	(12)	(19,705)	—	—	1,150,000	19,717	—
Issuance of restricted stock	125,846	1	(1)	—	—	—	—	—
Excess tax benefits from share-based compensation arrangements	—	—	538	—	—	—	—	538
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(367)	—	—	(367)
Unrecognized actuarial losses on pension obligation	—	—	—	—	(3,936)	—	—	(3,936)
Share-based compensation	—	—	10,168	—	—	—	—	10,168
Net income	—	—	—	11,185	—	—	—	11,185
Balance, November 2, 2014	73,769,095	$737	$630,297	$(371,550)	$(8,739)	(238,800)	$(4,203)	$246,542

(1)	Compared to the prior year presentation there was a correction related to the stock split effected on March 5, 2010 that resulted in a reclassification between Common Stock and Additional Paid-in Capital.

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

We use a  52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2014 is November 2, 2014. Fiscal 2013 had 53 weeks of operating activity compared to 52 weeks of activity in fiscal 2012 and 2014.

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

(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

exclusively in high quality money market instruments. As of November 2, 2014, our cash and cash equivalents were only invested in cash.

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

We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 (in thousands):

	November 2, 2014	November 3, 2013	October 28, 2012
Beginning balance	$6,055	$6,000	$6,109
Provision for (recovery of) bad debts	256	1,679	149
Amounts charged against allowance for bad debts, net of recoveries	(235)	(1,624)	(258)
Ending balance	$6,076	$6,055	$6,000

(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using First-In, First-Out Method (FIFO) for steel coils and other raw materials.

The components of inventory are as follows (in thousands):

	November 2, 2014	November 3, 2013
Raw materials	$93,367	$87,567
Work in process and finished goods	38,130	34,538
	$131,497	$122,105

The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 (in thousands):

	November 2, 2014	November 3, 2013	October 28, 2012
Beginning balance	$1,769	$1,521	$1,349
Provisions	648	1,161	725
Dispositions	(674)	(913)	(553)
Ending balance	$1,743	$1,769	$1,521

The principal raw material used in the manufacturing of our metal components and engineered building systems segments is steel which we purchase from multiple steel producers.

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2014, we reclassified $2.9 million of property, plant and equipment to assets held for sale related to an idled facility because this facility met the above criteria. The carrying value of assets held for sale is $5.7 million and $2.9 million at November 2, 2014 and November 3, 2013, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at November 2, 2014.

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

Depreciation expense for fiscal 2014, 2013 and 2012 was $31.7 million, $32.0 million and $25.6 million, respectively. Of this depreciation expense, $8.2 million, $8.1 million and $6.3 million was related to software depreciation for fiscal 2014, 2013 and 2012.

Property, plant and equipment consists of the following (in thousands):

	November 2, 2014	November 3, 2013
Land	$20,482	$22,406
Buildings and improvements	184,880	182,943
Machinery, equipment and furniture	289,833	279,682
Transportation equipment	2,943	2,907
Computer software and equipment	103,454	98,890
Construction in progress	17,854	26,068
	619,446	612,896
Less accumulated depreciation	(374,732)	(351,978)
	$244,714	$260,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Estimated useful lives for depreciation are:

Buildings and improvements	15 – 39 years
Machinery, equipment and furniture	3 – 15 years
Transportation equipment	4 – 10 years
Computer software and equipment	3 – 7 years

We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2014, 2013 and 2012, the total amount of interest capitalized was $0.2 million, $0.2 million and $0.9 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset. Certain construction in progress in the amount of $10.6 million is currently on hold but management believes it is probable that software in the amount of $0.8 million and machinery and equipment in the amount of $9.8 million will be completed and placed into service in the foreseeable future.

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

(i) Revenue Recognition.  We recognize revenues when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectability is reasonably assured. Generally, these criteria are met at the time product is shipped or services are complete. In instances where an order is partially shipped, we recognize revenue based on the relative sales value of the materials shipped.

(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. Deferred financing costs are capitalized as incurred and amortized using the straight-line method which approximates the effective interest method over the expected life of the debt. At November 2, 2014 and November 3, 2013, the unamortized balance in deferred financing costs was $3.3 million and $4.3 million, respectively.

(k) Cost of sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of asset impairments (recoveries), net and the gain on insurance recovery because these items are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

shown below cost of sales on our consolidated statement of operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $3.8 million, $2.6 million and $3.5 million and engineering and drafting costs were $44.9 million, $43.0 million and $41.1 million in each of fiscal 2014, 2013, and 2012, respectively. Approximately $3.0 million and $2.4 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2014 and 2013, respectively.

(l) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to 20 years. We sell two types of warranties, standard and Single Sourcetm, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Sourcetm warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. See Note 9 — Warranty.

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

Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated lag factor and (iii) an estimated growth factor to provide for those claims that have been incurred but not yet reported and paid. We use an actuary to determine the claims lag and estimated liability for IBNR claims.

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

(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $7.6 million, $6.6 million and $5.7 million in fiscal 2014, 2013 and 2012, respectively.

(o) Impairment of Long-Lived Assets.  We assess impairment of property, plant and equipment in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, such as a significant decrease in market value of the assets or a significant change in our business conditions. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset over its fair value. The fair value of assets is determined based on prices of similar assets adjusted for their remaining useful life.

(p) Share-Based Compensation.  Compensation expense is recorded for restricted stock awards under the fair value method. In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). Compensation expense is recorded for Performance Share Awards based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. On performance share unit awards, we applied a discount due to the required eighteen month holding period subsequent to vesting. We recorded the recurring pretax compensation expense relating to restricted stock awards, Performance Share Awards, stock options and performance share unit awards of $10.2 million, $14.9 million and $9.3 million for fiscal 2014, 2013 and 2012, respectively.

(q) Foreign Currency Re-measurement and Translation.  In accordance ASC Topic 830, Foreign Currency Matters, the functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement gains (losses) were $(0.9) million, $(0.1) million and $(0.4) million for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, respectively.

The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in other income for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 was $(0.2) million, $0.2 million and $0.3 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $(0.4) million and $(0.1) million for the fiscal years ended November 2, 2014 and November 3, 2013, respectively, and was immaterial for the fiscal year ended October 28, 2012.

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

(s) Beneficial conversion features and dividend policy.  Our Convertible Preferred Stock contained beneficial conversion features. Prior to the Amendment Agreement, discussed in Note 11, our policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock. We believe this recognition policy was reasonable as our policy matched the legal transfer and conversion rights of the majority shareholder.

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

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. Our current year income tax provision includes a $2.7 million benefit for the release of a valuation allowance. During fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026. At November 3, 2013, we had a full valuation allowance in the amount of $4.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.

(u) Reclassifications.  Certain reclassifications have been made to the prior period amounts in our consolidated balance sheets, consolidated cash flows and notes to the consolidated financial statements to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

3. ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

Presentation of Comprehensive Income Adoption

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. This amendment is effective prospectively for our first quarter in fiscal 2015 but allows optional retrospective adoption (for all periods presented). We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification 718, Compensation-Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for our first quarter in fiscal 2017, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

4. GAIN ON INSURANCE RECOVERY

On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. During the fiscal years ended November 2, 2014 and November 3, 2013, we received $1.3 million and $1.0 million from insurance proceeds, respectively, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase and install assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and depreciated over their estimated useful life of 10 years.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of October 28, 2012	$—	$71,546	$5,200	$76,746
Finalization of purchase price allocation	—	(1,520)	—	(1,520)
Balance as of November 2, 2014 and November 3, 2013	$—	$70,026	$5,200	$75,226

On June 22, 2012, we completed the acquisition of Metl-Span LLC (“Metl-Span”), a Texas limited liability company (“the Metl-Span Acquisition”). Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. The purchase price was subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. As a result, the fair value of certain assets acquired and liabilities assumed were finalized during the third quarter of fiscal 2013, including the finalization of certain contingent assets and liabilities which resulted in a $1.5 million decrease in goodwill during the third quarter of fiscal 2013.

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

At the beginning of the fourth quarter of each fiscal year, we perform an annual assessment of the recoverability of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2014 and we elected to apply the qualitative assessment for each of our reporting units and the indefinite lived intangibles as of August 4, 2014. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of the two reporting units or the indefinite lived intangibles are less than their respective carrying amounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

5. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

The following table represents all our intangible assets activity for the fiscal years ended November 2, 2014 and November 3, 2013 (in thousands):

	Range of Life (Years)	November 2, 2014	November 3, 2013
Amortized intangible assets:
Cost:
Trade names	15	$15,187	$15,187
Customer lists and relationships	12 – 15	30,310	30,310
Non-competition agreements	5 – 10	8,132	8,132
Supplier relationships	3	150	150
		$53,779	$53,779
Accumulated Amortization:
Trade names		$(5,073)	$(4,061)
Customer lists and relationships		(9,040)	(6,660)
Non-competition agreements		(8,081)	(7,471)
Supplier relationships		(117)	(67)
		$(22,311)	$(18,259)
Net book value		$31,468	$35,520
Indefinite-lived intangible assets:
Trade names		$13,455	$13,455
Total intangible assets at net book value		$44,923	$48,975

The Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. These trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our intentions are to maintain these trade names indefinitely.

All other intangible assets are amortized on a basis consistent with the expected future cash flows over their expected useful lives. As of November 2, 2014 and November 3, 2013, the weighted average amortization period for all our intangible assets was 13.3 years.

Amortization expense of intangibles was $4.1 million, $4.1 million and $4.0 million for fiscal 2014, 2013 and 2012, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2015	$3,477
2016	3,393
2017	3,393
2018	3,393
2019	3,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

5. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the remaining useful life of these intangible assets on an annual basis. We also review for recoverability of indefinite-lived intangibles when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.

6. SHARE-BASED COMPENSATION

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

As of November 2, 2014, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

A total of approximately 2,538,000 and 2,770,000 shares were available at November 2, 2014 and November 3, 2013, respectively, under the Incentive Plan for the further grants of awards.

Our option awards and time-based restricted stock awards are typically subject to graded vesting over a service period, which is typically four years. Our performance-based and market-based restricted stock awards are typically subject to cliff vesting at the end of the service period, which is typically three years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for each annual award grant. In addition, certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. SHARE-BASED COMPENSATION  – (continued)

The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $10.2 million, $14.9 million and $9.3 million for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, respectively. Of these amounts, $8.9 million, $14.2 million and $8.8 million were included in engineering, selling, general and administrative expense for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, respectively, with the remaining costs in each period in cost of goods sold. As of November 2, 2014, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3.9 million, $5.7 million and $3.6 million for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012, respectively.

Stock Option Awards

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

Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during fiscal 2013. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for fiscal 2013. There was no cash received from option exercises during fiscal 2014 or fiscal 2012.

The weighted average assumptions for the equity awards granted on December 16, 2013, December 17, 2012 and December 15, 2011 are noted in the following table:

	December 16, 2013	December 17, 2012	December 15, 2011
Expected volatility	54.29%	55.24%	54.69%
Expected term (in years)	5.75	5.75	5.75
Risk-free interest rate	1.75%	0.90%	1.02%

During fiscal 2014, 2013 and 2012, we granted 5,058, 2,101 and 92,832 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2014, 2013 and 2012 was $9.09, $7.22 and $5.12, respectively. As of November 2, 2014 and November 3, 2013, there was approximately $0.3 million and $0.9 million, respectively, of total unrecognized compensation cost related to stock option share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 1.4 years and 0.9 years, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. SHARE-BASED COMPENSATION  – (continued)

The following is a summary of stock option transactions during fiscal 2014, 2013 and 2012 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 30, 2011	2,019	$16.85
Granted	93	10.18
Cancelled	(12)	(94.54)
Balance October 28, 2012	2,100	$16.11
Granted	2	14.28
Exercised	(76)	(8.85)
Cancelled	(18)	(111.55)
Balance November 3, 2013	2,008	$15.55
Granted	5	17.79
Cancelled	(65)	(148.82)
Balance November 2, 2014	1,948	$11.05	5.2	$20,675
Exercisable at November 2, 2014	1,788	$11.12	5.2	$19,127

There were no options exercised during fiscal 2012. The following summarizes additional information concerning outstanding options at November 2, 2014 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,922	5.3 years	$9.12
12	4.1 years	104.46
14	0.6 years	203.55
1,948	5.2 years	$11.05

The following summarizes additional information concerning options exercisable at November 2, 2014 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
1,767	$9.05
7	165.95
14	203.55
1,788	$11.12

Restricted stock and performance awards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. SHARE-BASED COMPENSATION  – (continued)

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

The fair value and compensation expense of the PSU grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Though the value of the PSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the PSU. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense for the PSUs is based on historical experience and is estimated at 0% for our officers. The risk-free rate for the expected term of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the Monte Carlo simulation since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount due to the required eighteen month holding period subsequent to vesting. The weighted average assumptions for the PSUs granted on August 1, 2012 are noted in the following table:

August 1, 2012
Expected volatility	56.9%
Expected term (in years)	2.92
Risk-free interest rate	0.30%
Lack of marketability discount	20%

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

In December 2013, we granted long-term incentive Performance Share Awards with performance conditions that will be paid 50% in cash and 50% in stock. The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. SHARE-BASED COMPENSATION  – (continued)

from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During fiscal 2014, we granted Performance Share Awards with a fair value of $2.2 million.

The Committee approved a modification to our existing long term incentive plan (“Modification”) on May 29, 2014 (the “Modification Date”). The Modification revised certain financial performance thresholds of the Performance Share Awards by making 50% of the award time-based and 50% of the award performance-based. The Modification did not result in the recognition of any incremental compensation cost on the Modification Date for the 82 employees who were impacted by the Modification.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. We have estimated a forfeiture rate of 7.5% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal year ended November 2, 2014. We estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended November 3, 2013 and October 28, 2012. These estimates are based on historical forfeiture behavior exhibited by our employees. During fiscal 2014, 2013 and 2012, we granted time-based restricted stock awards with a fair value of $3.5 million or 192,005 shares, $6.4 million or 446,566 shares and $7.1 million or 694,397 shares, respectively. As of November 2, 2014 and November 3, 2013, there was approximately $7.7 million and $10.5 million, respectively, of total unrecognized compensation cost related to time-based restricted stock share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 2.5 years and 2.8 years, respectively. As of November 2, 2014 and November 3, 2013, there was approximately $4.2 million and $6.8 million respectively, of total unrecognized compensation cost related to performance-based and market-based restricted stock share-based compensation arrangements and this cost is expected to be recognized over a weighted average remaining period of 1.2 years and 1.7 years, respectively. Restricted stock and performance award transactions during fiscal 2014, 2013 and 2012 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance October 30, 2011	1,590	$12.40	—	$—	—	$—
Granted	694	10.17	—	—	1,028	11.71
Vested	(494)	10.61	—	—	—	—
Forfeited	(70)	10.38	—	—	—	—
Balance October 28, 2012	1,720	$12.09	—	$—	1,028	$11.71
Granted	447	14.30	—	—	—	—
Vested	(612)	9.98	—	—	—	—
Forfeited	(46)	11.69	—	—	—	—
Balance November 3, 2013	1,509	$13.62	—	$—	1,028	$11.71
Granted	192	18.28	125	17.47	—	—
Vested	(765)	13.01	—	—	—	—
Forfeited	(81)	13.49	(8)	17.47	—	—
Balance November 2, 2014	855	$15.22	117	$17.47	1,028	$11.71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

6. SHARE-BASED COMPENSATION  – (continued)

(1)	The number of restricted stock shown reflects the shares that would be granted if the target level of performance is achieved. The number of shares actually issued may vary.

7. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is computed by dividing net loss allocated to common shares by the weighted average number of common shares outstanding. Diluted income per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted loss per common share is as follows (in thousands, except per share data):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Numerator for Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss) applicable to common shares(1)	$11,085	$(12,885)	$(72,120)
Denominator for Basic and Diluted Earnings (Loss) Per Common Share:
Weighted average basic number of common shares outstanding	73,079	44,761	18,932
Common stock equivalents:
Employee stock options	729	—	—
PSUs and Performance Share Awards	901	—	—
Weighted average diluted number of common shares outstanding	74,709	44,761	18,932
Basic earnings (loss) per common share	$0.15	$(0.29)	$(3.81)
Diluted earnings (loss) per common share	$0.15	$(0.29)	$(3.81)

(1)	Net income (loss) applicable to common shares includes an allocation of earnings to participating securities. Participating securities consist of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in fiscal 2013 or 2012. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan was allocated earnings in fiscal 2014.

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

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. The calculation of earnings (loss) per share for Common Stock presented here excludes the income, if any, attributable to Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

7. EARNINGS (LOSS) PER COMMON SHARE  – (continued)

Stock of the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to Preferred Shares or unvested restricted stock for fiscal 2013 and 2012 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented approximately 20,458 shares for fiscal 2014. For the fiscal year ended November 2, 2014, 57,332 shares of the Performance Share Awards were not included in the diluted income (loss) per common share calculation because the achievement of free cash flow and earnings per share targets had not been achieved as of November 2, 2014. In addition, the final number of Performance Share Awards earned for these awards granted in December 2013 will be based in part on the achievement of free cash flow and earnings per share targets over a three-year period. For both fiscal years ended November 3, 2013 and October 28, 2012, all options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

8. OTHER ACCRUED EXPENSES

Other accrued expenses are comprised of the following (in thousands):

	November 2, 2014	November 3, 2013
Accrued warranty obligation and deferred warranty revenue	$23,685	$22,673
Other accrued expenses	48,574	38,593
Total other accrued expenses	$72,259	$61,266

9. WARRANTY

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended November 2, 2014 and November 3, 2013 (in thousands):

	November 2, 2014	November 3, 2013
Beginning balance	$22,673	$23,236
Warranties sold	3,241	3,946
Revenue recognized	(2,229)	(2,050)
Cost incurred and other(1)	—	(2,459)
Ending balance	$23,685	$22,673

(1)	Fiscal 2013 primarily represents the fair value of accrued warranty obligations and related adjustments in the amount of $1.6 million assumed in the Metl-Span acquisition. Metl-Span offers weathertightness warranties on its wall and roof panels. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

10. LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	November 2, 2014	November 3, 2013
Credit Agreement, due June 2019 (variable interest, at 4.25% on November 2, 2014 and November 3, 2013)	$235,387	$237,775
Amended Asset-Based lending facility, due May 2017 (interest at 4.75%)	—	—
Current portion of long-term debt	(2,384)	(2,384)
Total long-term debt, less current portion	$233,003	$235,391

The scheduled maturity of our debt is as follows (in thousands):

2015	$2,384
2016	2,384
2017	2,384
2018	2,384
2019 and thereafter	225,851
$235,387

Summary

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between the Company, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. As a result of the Amendment, in fiscal 2013, the Company recognized a debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to lenders.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both November 2, 2014 and November 3, 2013, the interest rate on the term loan under the Credit Agreement was 4.25%.

In addition to the Credit Agreement, the Company entered into the Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of May 2, 2017 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

Credit Agreement

On June 22, 2012, in connection with the acquisition of Metl-Span LLC, a Texas limited liability company, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

10. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

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

On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between the Company, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time, primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. As a result of the Amendment, in fiscal 2013, the Company recognized a debt extinguishment charge of approximately $21.5 million, related to the write-off of non-cash existing deferred debt issuance costs, non-cash initial debt discount write-off, prepayment penalty and fees to the lenders.

Pursuant to the Amendment, the maturity date of $238 million of Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both November 2, 2014 and November 3, 2013, the interest rate on the term loan under the Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Pursuant to the Amendment, the Company will no longer be subject to a financial covenant requiring it to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

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

On June 22, 2012, in connection with the Metl-Span Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Term Agent, and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Metl-Span Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Metl-Span Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

10. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

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

Amended ABL Facility

On May 2, 2012, the Company entered into an Amended Asset-Based Lending Facility (“Amended ABL Facility”) to (i) permit the Metl-Span Acquisition, the entry by the Company into the Credit Agreement and the incurrence of debt thereunder and the repayment of existing indebtedness under NCI’s existing term loan, (ii) increase the amount available for borrowing thereunder to $150 million (subject to a borrowing base), (iii) increase the amount available for letters of credit thereunder to $30 million, and (iv) extend the final maturity thereunder to May 2, 2017.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 2, 2014 and November 3, 2013, the Company’s excess availability under the Amended ABL Facility was $135.4 million and $123.2 million, respectively. At November 2, 2014 and November 3, 2013, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 2, 2014 and November 3, 2013, standby letters of credit related to certain insurance policies totaling approximately $8.1 million and $10.2 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

The Amended ABL Facility contains a number of covenants that, among other things, limit or restrict the Company’s ability to dispose of assets, incur additional indebtedness, incur guarantee obligations, engage in sale and leaseback transactions, prepay other indebtedness, modify organizational documents and certain other agreements, create restrictions affecting subsidiaries, make dividends and other restricted payments, create liens, make investments, make acquisitions, engage in mergers, change the nature of their business and engage in certain transactions with affiliates.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if the Company fails to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of both November 2, 2014 and November 3, 2013 was $20.3 million and $18.5 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at November 2, 2014 and November 3, 2013, the Company’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.30:1.00 and 2.29:1.00, respectively.

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

At both November 2, 2014 and November 3, 2013, the interest rate on the Amended ABL Facility was 4.75%. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

10. LONG-TERM DEBT AND NOTE PAYABLE  – (continued)

Deferred Financing Costs

At November 2, 2014 and November 3, 2013, the unamortized balance in deferred financing costs related to both the Credit Agreement and the Amended ABL Facility was $3.3 million and $4.3 million, respectively.

Insurance Note Payable

As of November 2, 2014 and November 3, 2013, the Company had an outstanding note payable in the amount of $0.4 million and $0.6 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

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

Under the terms of the Certificate of Designations, NCI was contractually obligated to pay quarterly dividends to the holders of the Preferred Shares, subject to certain dividend “knock-out” provisions. The dividend “knock-out” provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.

On May 8, 2012, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the CD&R Funds, the holders of our Preferred Shares, to eliminate our quarterly dividend obligation on the Preferred Shares. The Amendment Agreement provided for the Certificate of Designations to be amended to terminate the dividend obligation from and after March 15, 2012 (the “Dividend Knock-out”). However, this did not preclude the payment of contingent default dividends, if applicable.

As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

11. EQUITY INVESTMENT  – (continued)

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

On May 14, 2013, the CD&R Funds, the holders of 339,293 Preferred Shares, delivered a formal notice requesting the Conversion of all of their Preferred Shares into shares of our Common Stock. In connection with the Conversion request, NCI issued the CD&R Funds 54,136,817 shares of NCI’s Common Stock, representing 72.4% of the Common Stock of the Company then outstanding. Under the terms of the Preferred Shares, no consideration was required to be paid by the CD&R Funds to the Company in connection with the Conversion of the Preferred Shares. As a result of the Conversion, the CD&R Funds no longer have rights to default dividends as specified in the Certificate of Designations. The Conversion on May 14, 2013 eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning the Company’s stockholders’ equity to a positive balance during our third quarter of fiscal 2013.

The Company paid December 15, 2011 and March 15, 2012 dividend payments on the Preferred Shares in-kind. As a result of the Consent and Waiver Agreement, the December 15, 2011 dividend payments were paid in-kind, at a pro rata rate of 8% per annum.

On March 15, 2012, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 8,924.762 shares of Convertible Preferred Stock for the period from December 16, 2011 to March 15, 2012. On December 15, 2011, the Company paid to the holders of Convertible Preferred Stock, the CD&R Funds, a dividend of 5,833.491 shares of Convertible Preferred Stock for the period from September 16, 2011 to December 15, 2011.

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the nine months ended August 3, 2014. At November 2, 2014 and November 3, 2013, the CD&R Funds owned 58.8% and 72.4%, respectively, of the voting power and Common Stock of the Company.

On January 6, 2014, the Company entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid in capital and treasury stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

11. EQUITY INVESTMENT  – (continued)

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

The Company’s Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 30, 2011		$273,950
Accretion	1,376
Accrued paid-in-kind dividends(1)	17,894
Reversal of additional 4% accrued dividends(2)	(2,917)
Extinguishment and reissuance	329,647
Subtotal		346,000
Balance as of October 28, 2012		619,950
Conversion to common stock		(619,950)
Balance as of November 2, 2014 and November 3, 2013		$—

(1)	Dividends were accrued at the 12% rate on a daily basis until the dividend declaration date.
(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2011 to December 15, 2011.

In accordance with ASC Topic 815, Derivatives and Hedging, and ASC Topic 480, Distinguishing Liabilities from Equity, the Company classified the Convertible Preferred Stock as mezzanine equity because the Convertible Preferred Stock (1) can be settled in cash or shares of NCI’s Common Stock, (2) contains change of control rights allowing for early redemption, and (3) contains milestone redemption rights which allow the Convertible Preferred Stock to remain outstanding without a stated maturity date.

In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. NCI classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. NCI then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and NCI bifurcated and separately recorded these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

11. EQUITY INVESTMENT  – (continued)

features at fair value. As of November 2, 2014 and November 3, 2013, the Company no longer has an embedded derivative. As of October 28, 2012, the fair value carrying amount of the embedded derivative was immaterial.

Because the dividends accrued and accumulated on a daily basis and the amount payable upon redemption of the Convertible Preferred Stock is the liquidation preference plus accrued and unpaid dividends, accrued dividends were recorded into Convertible Preferred Stock. Prior to the Amendment Agreement, NCI’s policy was to recognize beneficial conversion feature charges on paid-in-kind dividends based on a daily dividend recognition and the daily closing stock price of our Common Stock.

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

To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we qualitatively evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. The Company evaluated the likelihood that the Dividend Rate Reduction Event would occur absent an amendment, the change in the economic characteristics of the Convertible Preferred Stock with and without dividends, and fundamental change in investment risk to the holders of the Convertible Preferred Stock by the waiver of the contractual mandatory dividends. Based on these qualitative considerations, the Company determined an extinguishment and reissuance had occurred and the Company recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and NCI’s stock price on May 8, 2012 which was $11.29. The increase in fair value reduced Additional Paid In Capital to zero on May 8, 2012, a $222.9 million decrease, and increased Accumulated Deficit by $106.7 million in the consolidated balance sheet. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1 million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations.

In connection with the Conversion request, the Company issued the CD&R Funds 54,136,817 shares of the Company’s Common Stock. The Conversion on May 14, 2013 eliminated all the outstanding Convertible Preferred Stock and increased stockholders’ equity by nearly $620.0 million, returning our stockholders’ equity to a positive balance during the third quarter of fiscal 2013. As of October 28, 2012, the Preferred Shares and accrued dividends were convertible into 54.1 million shares of Common Stock. All of these shares were authorized and unissued at October 28, 2012.

During fiscal 2012, the Company recorded accretion and accrued dividends of $1.4 million and $15.0 million, respectively. During fiscal 2012, the Company recorded a net beneficial conversion feature charge of $11.9 million related to dividends that have accrued and are convertible into shares of Common Stock.

12. RELATED PARTIES

Pursuant to the Investment Agreement and a Stockholders Agreement (the “Stockholders Agreement”), dated as of the Closing Date between the Company and the CD&R Funds, the CD&R Funds have the right to designate a number of directors to NCI’s board of directors that is equivalent to the CD&R Funds’ percentage

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

12. RELATED PARTIES  – (continued)

interest in the Company. Among other directors appointed by the CD&R Funds, NCI’s board of directors appointed to the board of directors James G. Berges, Nathan K. Sleeper and Jonathan L. Zrebiec. Messrs. Berges and Sleeper are partners and Mr. Zrebiec is a principal of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Funds.

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

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of November 2, 2014 and November 3, 2013 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal year ends were (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

	November 2, 2014		November 3, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Credit agreement, due June 2019	$235,387	$230,091	$237,775	$237,775

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at November 2, 2014 and November 3, 2013.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$731	$—	$—	$731
Mutual funds – Growth	791	—	—	791
Mutual funds – Blend	2,743	—	—	2,743
Mutual funds – Foreign blend	723	—	—	723
Mutual funds – Fixed income	—	561	—	561
Total short-term investments in deferred compensation plan	4,988	561	—	5,549
Total assets	$4,988	$561	$—	$5,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred compensation plan liability	$—	$6,093	$—	$6,093
Total liabilities	$—	$6,093	$—	$6,093

(1)	Unrealized holding gains for the fiscal year ended November 2, 2014, November 3, 2013 and October 28, 2012 were $0.2 million, $0.7 million and $0.2 million, respectively. These unrealized holding gains are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(1)	$—	$—	$2,280	$2,280
Total assets	$—	$—	$2,280	$2,280

(1)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

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

14. INCOME TAXES

Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes. The income tax benefit for the fiscal years ended 2014, 2013 and 2012, consisted of the following (in thousands):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Current:
Federal	$3,919	$(198)	$525
State	1,016	987	826
Foreign	516	946	556
Total current	5,451	1,735	1,907
Deferred:
Federal	(198)	(8,928)	2,136
State	(319)	(524)	(121)
Foreign	(3,444)	(1,137)	162
Total deferred	(3,961)	(10,589)	2,177
Total provision (benefit)	$1,490	$(8,854)	$4,084

The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	4.6%	1.9%	6.9%
Non-deductible acquisition costs	—%	—	6.9%
Production activities deduction	(3.7)%	—	—
Canadian valuation allowance	(23.3)%	1.9%	(8.0)%
Non-deductible expenses	7.0%	(4.2)%	6.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

14. INCOME TAXES  – (continued)

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Uncertain tax position adjustment	(2.4)%	—	—
Foreign tax benefit	(4.5)%	—	—
Other	(0.9)%	6.1%	(1.5)%
Effective tax rate	11.8%	40.7%	45.4%

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2014 and 2013 are as follows (in thousands):

	As of November 2, 2014	As of November 3, 2013
Deferred tax assets:
Inventory obsolescence	$1,453	$1,414
Bad debt reserve	881	1,410
Accrued and deferred compensation	21,179	20,335
Accrued insurance reserves	1,481	1,501
Deferred revenue	9,410	9,001
Net operating loss and tax credit carryover	5,086	13,095
Depreciation and amortization	732	144
Pension	5,480	3,027
Other reserves	—	318
Total deferred tax assets	45,702	50,245
Less valuation allowance	—	(4,046)
Net deferred tax assets	45,702	46,199
Deferred tax liabilities:
Depreciation and amortization	(34,074)	(39,014)
Intangibles	(9,356)	(9,983)
US tax on unremitted foreign earnings	(969)	(872)
Other	(75)	(779)
Total deferred tax liabilities	(44,474)	(50,648)
Total deferred tax (liability) asset	$1,228	$(4,449)

We carry out our business operations through legal entities in the U.S., Canada and Mexico. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.

As of November 2, 2014, the $5.1 million net operating loss and tax credit carryforward included $2.2 million for U.S. state loss carryforwards. The state net operating loss carryforwards will expire in 1 to 19 years, if unused. As of November 2, 2014, our foreign operations have a net operating loss carryforward of approximately $10.8 million, representing $2.9 million of the $5.1 million deferred tax asset related to net operating loss and tax credit carryovers, that will start to expire in fiscal 2026, if unused. During fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards. As a result, we reversed the entire valuation allowance on our net Canadian deferred tax asset. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

14. INCOME TAXES  – (continued)

	November 2, 2014	November 3, 2013	October 28, 2012
Beginning balance	$4,046	$4,700	$5,417
(Reductions) additions	(4,046)	(654)	(717)
Ending balance	$—	$4,046	$4,700

Uncertain tax positions

The total amount of unrecognized tax benefits at November 2, 2014 was $0.1 million, all of which would impact our effective tax rate, if recognized. The total amount of unrecognized tax benefits at November 3, 2013 was $0.4 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.

The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2014 and 2013 (in thousands):

	November 2, 2014	November 3, 2013
Unrecognized tax benefits at beginning of year	$443	$293
Additions for tax positions related to prior years	21	150
Reductions resulting from expiration of statute of limitations	(321)	—
Unrecognized tax benefits at end of year	$143	$443

We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of November 2, 2014.

We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 28, 2010 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.

15. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following (in thousands):

	November 2, 2014	November 3, 2013
Foreign exchange translation adjustments	$52	$419
Defined benefit pension plan actuarial losses, net of tax	(8,791)	(4,855)
Accumulated other comprehensive loss	$(8,739)	$(4,436)

16. SUPPLEMENTARY CASH FLOW INFORMATION

The following table sets forth interest paid, taxes paid and non-cash dividends and accretion in each of the three fiscal years presented (in thousands):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Interest paid, net of amounts capitalized	$11,508	$16,410	$14,585
Taxes paid (refunded)	911	2,148	1,323

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

16. SUPPLEMENTARY CASH FLOW INFORMATION  – (continued)

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Non-cash dividends and accretion	—	—	(16,354)
Non-cash Convertible Preferred Stock amendment	—	—	(329,646)

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

17. OPERATING LEASE COMMITMENTS

We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of November 2, 2014, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2015	$6,705
2016	5,390
2017	4,004
2018	1,979
2019	766
Thereafter	4,409

Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2014, 2013 and 2012 was $11.6 million, $11.5 million and $9.7 million, respectively.

18. STOCK REPURCHASE PROGRAM

Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Although we did not repurchase any shares of our common stock during fiscal 2014 and 2013, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At November 2, 2014, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Credit Agreement and Amended ABL Facility apply certain limitations on our repurchase of shares of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

18. STOCK REPURCHASE PROGRAM  – (continued)

Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, October 28, 2012	3	$26
Purchases	175	2,445
Retirements	(170)	(2,355)
Balance, November 3, 2013	8	$116
Purchases	1,381	23,804
Retirements	(1,150)	(19,717)
Balance, November 2, 2014	239	$4,203

19. EMPLOYEE BENEFIT PLANS

Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match employee contributions up to 6% of a participant’s pre-tax deferral of eligible compensation into the plan. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary, and matching contributions were temporarily suspended. Effective July 1, 2011, the matching contributions to the Savings Plan were resumed and allowed us the discretion to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended November 2, 2014, November 3, 2013 and October 28, 2012 were $4.0 million, $3.9 million and $3.3 million, respectively, for matching contributions to the Savings Plan.

Deferred Compensation Plan — We have an Amended and Restated Deferred Compensation Plan (as amended and restated, the “Deferred Compensation Plan”) that allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, mirrors our 401(k) profit sharing plan matching levels based on our Company’s performance. The Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of November 2, 2014 and November 3, 2013, the liability balance of the Deferred Compensation Plan is $6.1 million and $5.0 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.

With the Deferred Compensation Plan, a rabbi trust was established to fund the Deferred Compensation Plan and an administrative committee was formed to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $5.5 million and $4.9 million at November 2, 2014 and November 3, 2013, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

19. EMPLOYEE BENEFIT PLANS  – (continued)

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

The following table reconciles the change in the benefit obligation for the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 2, 2014	November 3, 2013
Accumulated benefit obligation	$48,711	$44,322
Projected benefit obligation – beginning of fiscal year	$44,322	$48,563
Interest cost	1,912	1,703
Benefit payments	(3,045)	(3,421)
Actuarial (gains) losses	5,522	(2,523)
Projected benefit obligation – end of fiscal year	$48,711	$44,322

Actuarial assumptions used to determine benefit obligations were as follows:

	November 2, 2014	November 3, 2013
Assumed discount rate	4.15%	4.50%

The following table reconciles the change in plan assets of the RCC Pension Plan from the beginning of the fiscal year to the end of the fiscal year (in thousands):

	November 2, 2014	November 3, 2013
Fair value of assets – beginning of fiscal year	$37,275	$37,988
Actual return on plan assets	1,005	2,435
Company contributions	1,443	273
Benefit payments	(3,045)	(3,421)
Fair value of assets – end of fiscal year	$36,678	$37,275

The following table sets forth the funded status of the RCC Pension Plan and the amounts recognized in the consolidated balance sheet (in thousands):

	November 2, 2014	November 3, 2013
Fair value of assets	$36,678	$37,275
Benefit obligation	48,711	44,322
Funded status	$(12,033)	$(7,047)
Unrecognized actuarial loss	14,321	7,942
Unrecognized prior service cost	(50)	(60)
Prepaid (accrued) benefit cost	$2,238	$835

Benefit obligations in excess of fair value of assets of $12.0 million and $7.0 million as of November 2, 2014 and November 3, 2013, respectively, are included in other long-term liabilities in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

19. EMPLOYEE BENEFIT PLANS  – (continued)

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income (in thousands):

	November 2, 2014	November 3, 2013
Unrecognized actuarial loss	$14,321	$7,942
Unrecognized prior service cost	(50)	(60)
Total	$14,271	$7,882

Unrecognized actuary losses, net of income tax, of $3.9 million and $2.3 million during fiscal 2014 and 2013, respectively, are included in other comprehensive income (loss) in the consolidated statement of comprehensive income (loss).

The following table sets forth the components of the net periodic benefit income (in thousands):

	November 2, 2014	November 3, 2013	October 28, 2012
Interest cost	$1,912	$1,703	$2,011
Expected return on assets	(2,369)	(2,172)	(2,379)
Amortization of prior service cost	(9)	(9)	(9)
Amortization of loss	507	906	641
Net periodic benefit cost (income)	$41	$428	$264

The following table sets forth the changes in plan assets and benefit obligation recognized in other comprehensive income (in thousands):

	November 2, 2014	November 3, 2013	October 28, 2012
Net actuarial gain (loss)	$(6,886)	$2,786	$(2,363)
Amortization of net actuarial loss	507	906	641
Amortization of prior service credit	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$(6,388)	$3,683	$(1,731)

The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement (in thousands):

November 2, 2014
Amortization of prior service cost	(9)
Amortization of loss	1,443
Total estimated amortization	$1,434

Actuarial gains and losses are amortized using the corridor method based on 10% of the greater of the projected benefit obligation or the market related value of assets over the average remaining service period of active employees.

Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2014	Fiscal 2013
Assumed discount rate	4.50%	3.65%
Expected rate of return on plan assets	6.6%	6.0%

The basis used to determine the overall expected long-term asset return assumption was a ten year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 6.6%, net of investment related expenses. In determining the expected return over the forecast period, we used a 10-year median expected return, taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

19. EMPLOYEE BENEFIT PLANS  – (continued)

The weighted-average asset allocations by asset category are as follows:

Investment Type	November 2, 2014	November 3, 2013
Equity securities	32%	36%
Debt securities	44	43
Master limited partnerships	7	0
Cash and cash equivalents	3	12
Real estate	8	5
Other	6	4
Total	100%	100%

The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels. The RCC Pension Plan strives to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the RCC Pension Plan’s investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the plan as follows: 45% US bonds, 13% large cap US equities, 9% foreign equity, 8% master limited partnerships, 8% commodity futures, 7% real estate investment trusts, 6% emerging markets and 4% small cap US equities.

The table below presents the fair values of the assets in our RCC Pension Plan at November 2, 2014 and November 3, 2013, by asset category and by levels of fair value as further defined in Note 13 — Fair Value of Financial Instruments and Fair Value Measurements (in thousands).

	November 2, 2014
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$1,339	$—	$—	$1,339
Mutual funds:
Growth funds(1)	2,067	—	—	2,067
Real estate funds(2)	2,917	—	—	2,917
Commodity linked funds(3)	2,489	—	—	2,489
Master limited partnerships(4)	2,682	—	—	2,682
Government securities(5)	—	9,630	—	9,630
Corporate bonds(6)	—	6,157	—	6,157
Common/collective trusts(7)	—	9,397	—	9,397
Total as of November 2, 2014	$11,494	$25,184	$—	$36,678

	November 3, 2013
	Level 1	Level 2	Level 3	Total
Asset category:
Cash	$4,537	$—	$—	$4,537
Mutual funds:
Growth funds(1)	1,408	—	—	1,408
Real estate funds(2)	1,696	—	—	1,696
Commodity linked funds(3)	1,738	—	—	1,738

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

19. EMPLOYEE BENEFIT PLANS  – (continued)

	November 3, 2013
	Level 1	Level 2	Level 3	Total
Government securities(5)	—	9,501	—	9,501
Corporate bonds(6)	—	6,328	—	6,328
Common/collective trusts(7)	—	11,885	—	11,885
Partnerships/Joint venture interest(8)	—	—	182	182
Total as of November 3, 2013	$9,379	$27,714	$182	$37,275

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.
(2)	The portfolio is constructed of Real Estate Investment Trusts (“REITs”) with the potential to provide strong and consistent earnings growth. Eligible investments for the portfolio include publicly traded equity REITs, Real Estate Operating Companies, homebuilders and commercial REITs. The portfolio invests across various sectors and is geographically diverse to manage potential risk.
(3)	The strategy seeks to replicate a diversified basket of commodity futures consistent with the composition of the Dow Jones UBS Commodity index. The strategy is defined to be a hedge against risking inflation and from time to time will allocate a portion of the portfolio to inflation-protected securities and other fixed income securities.
(4)	These holdings in Master Limited Partnerships (“MLPs”) are publicly traded partnerships which are limited by the U.S. tax code to engaging in certain natural resource and energy businesses such as petroleum and natural gas extraction and transportation. The strategy of MLPs is to earn a relatively stable income from the transportation of oil, gasoline or natural gas.
(5)	These holdings represent fixed-income securities issued and backed by the full faith of the United States government. The strategy is designed to lengthen duration to match the duration of the pension plan liabilities.
(6)	These holdings represent fixed-income securities with varying maturities diversified by issuer, sector and industry. At the time of purchase, the securities must be rated investment grade. This strategy is also taken into consideration with the government bond holdings when matching duration of the liabilities.
(7)	The collective trusts seek long-term growth of capital through index replication strategies designed to match the holdings of the S&P 500, Russell 2000 and MSCI EAFE.
(8)	The strategy seeks long-term growth of capital through a diversified hedge fund of fund offering. The hedge fund of fund will be diversified by strategy and firm seeking bond-like volatility over a full market cycle. When observable prices are not available for these securities, the value is based on a market approach, as defined in the authoritative guidance on fair value measurements, to evaluate the fair value of such Level 3 instruments.

The following table summarizes the fair value activity of partnerships/joint venture interest in the RCC Pension Plan in Level 3 during fiscal 2014 and fiscal 2013 (in thousands):

	November 2, 2014	November 3, 2013
Beginning balance	$182	$3,224
Distributions	(186)	(3,466)
Unrealized gains on plan assets	4	424
Ending balance	$—	$182

We expect to contribute $1.2 million to the RCC Pension Plan in fiscal 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

19. EMPLOYEE BENEFIT PLANS  – (continued)

We expect the following benefit payments to be made (in thousands):

Fiscal Years Ended	Pension Benefits
2015	$4,311
2016	3,426
2017	3,267
2018	3,248
2019	3,147
2020 – 2024	15,476

20. OPERATING SEGMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

20. OPERATING SEGMENTS  – (continued)

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Total sales:
Metal coil coating	$246,582	$222,064	$210,227
Metal components	694,858	663,094	534,853
Engineered building systems	669,843	655,767	643,473
Intersegment sales	(240,743)	(232,530)	(234,543)
Total net sales	$1,370,540	$1,308,395	$1,154,010
External sales:
Metal coil coating	$113,602	$92,970	$81,106
Metal components	607,594	581,772	446,720
Engineered building systems	649,344	633,653	626,184
Total net sales	$1,370,540	$1,308,395	$1,154,010
Operating income (loss):
Metal coil coating	$23,982	$24,027	$22,322
Metal components	33,306	36,167	34,147
Engineered building systems	32,525	23,405	37,596
Corporate	(64,717)	(64,411)	(62,376)
Total operating income	$25,096	$19,188	$31,689
Unallocated other expense	(12,421)	(40,927)	(22,692)
Income (loss) before income taxes	$12,675	$(21,739)	$8,997
Depreciation and amortization:
Metal coil coating	$4,031	$3,285	$3,390
Metal components	19,643	19,093	11,887
Engineered building systems	10,896	11,937	12,694
Corporate	2,382	4,960	5,869
Total depreciation and amortization expense	$36,952	$39,275	$33,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

20. OPERATING SEGMENTS  – (continued)

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Capital expenditures:
Metal coil coating	$3,935	$9,350	$6,371
Metal components	8,646	7,417	16,123
Engineered building systems	2,569	1,405	1,802
Corporate	2,870	6,254	3,855
Total capital expenditures	$18,020	$24,426	$28,151
Property, plant and equipment, net:
Metal coil coating	$43,690	$43,789	$37,780
Metal components	132,086	143,162	151,915
Engineered building systems	43,876	30,791	55,316
Corporate	25,062	43,176	23,864
Total property, plant and equipment, net	$244,714	$260,918	$268,875
Total assets:
Metal coil coating	$84,519	$71,118	$60,169
Metal components	365,874	380,488	381,028
Engineered building systems	209,281	199,551	214,227
Corporate	99,009	129,106	96,060
	$758,683	$780,263	$751,484

The following table represents summary financial data attributable to various geographic regions for the periods indicated (in thousands):

	Fiscal Year Ended
	November 2, 2014	November 3, 2013	October 28, 2012
Total sales:
United States of America	$1,258,055	$1,192,327	$1,045,483
Canada	92,238	102,070	82,742
Mexico	4,417	7,378	7,232
All other	15,830	6,620	18,553
Total net sales	$1,370,540	$1,308,395	$1,154,010
Long-lived assets:
United States of America	$358,634	$378,814	$392,062
Canada	134	114	170
Mexico	6,095	6,191	6,417
Total long-lived assets	$364,863	$385,119	$398,649

Sales are determined based on customers’ requested shipment location.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

21. CONTINGENCIES

As a manufacturer of products primarily for use in nonresidential building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. The Company insures against these risks to the extent deemed prudent by its management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent and for which the Company is responsible for payment. In determining the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.

22. QUARTERLY RESULTS (Unaudited)

Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2014
Sales	$310,666	$305,800	$361,626	$392,448
Gross profit	$59,225	$59,597	$79,565	$93,437
Net income (loss)	$(4,258)	$(4,905)	$6,089	$14,259
Net income (loss) applicable to common shares	$(4,258)	$(4,905)	$6,039	$14,162
Income (loss) per common share:(1)(2)
Basic	$(0.06)	$(0.07)	$0.08	$0.19
Diluted	$(0.06)	$(0.07)	$0.08 (3)	$0.19	(3)
FISCAL YEAR 2013
Sales	$297,584	$293,399	$317,201	$400,211
Gross profit	$60,869	$60,837	$67,038	$87,300
Net income (loss)	$(3,627)	$(5,342)	$(12,192)	$8,276
Net income (loss) applicable to common shares	$(3,627)	$(5,342)	$(12,192)	$8,182	(3)
Income (loss) per common share:(1)(2)
Basic	$(0.19)	$(0.28)	$(0.19)	$0.11
Diluted	$(0.19)	$(0.28)	$(0.19)	$0.11

(1)	The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.
(2)	During the third and fourth quarter of fiscal 2014 and fourth quarter of fiscal 2013, a portion of the income was allocated to “participating securities.” These participating securities are treated as a separate class in computing earnings per share (see Note 7).
(3)	Undistributed earnings attributable to participating securities was $0.1 million during each of the third and fourth quarters of fiscal 2014 and $0.1 million during the fourth quarter of fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCI BUILDING SYSTEMS, INC.

22. QUARTERLY RESULTS (Unaudited)  – (continued)

The quarterly income (loss) before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2014
Gain on insurance recovery	$987	$324	$—	$—
Secondary offering costs	(704)	(50)	—	—
Foreign exchange gain (loss)	(701)	262	(360)	(298)
Strategic development costs	—	—	(1,486)	(3,512)
Total special charges in income (loss) before income taxes	$(418)	$536	$(1,846)	$(3,810)
FISCAL YEAR 2013
Debt extinguishment costs	$—	$—	$(21,491)	$—
Gain on insurance recovery	—	—	—	1,023
Unreimbursed business interruption costs	—	—	—	(500)
Total special charges in income (loss) before income taxes	$—	$—	$(21,491)	$523

23. SUBSEQUENT EVENT

In November 2014, we entered into a definitive agreement with CENTRIA a Pennsylvania general partnership, to purchase CENTRIA for $245 million in cash (the “CENTRIA Acquisition”). CENTRIA is a recognized leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a new manufacturing facility in China. To fund this acquisition, we expect to incur $250 million of new indebtedness. The transaction is subject to customary closing conditions and regulatory clearance and is expected to close during our first quarter of fiscal 2015.

On November 7, 2014, the Company, Steelbuilding.com, Inc. (together with the Company, the “Guarantors”) and the Company’s subsidiaries NCI and Robertson-Ceco II Corporation (each a “Borrower” and collectively, the “Borrowers”) entered into Amendment No. 3 to the Loan and Security Agreement (the “Loan and Security Agreement”) among the Borrowers, the Guarantors, Wells Fargo Capital Finance, LLC as administrative agent and co-collateral agent, Bank of America, N.A. as co-collateral agent and syndication agent and certain other lenders under the Loan and Security Agreement, in order to amend the Loan and Security Agreement to (i) permit the CENTRIA Acquisition, (ii) permit the entry by the Company into documentation with respect to certain debt financing to be incurred in connection with the CENTRIA Acquisition and the incurrence of debt with respect thereto, (iii) extend the maturity date, (iv) decrease the applicable margin with respect to borrowings thereunder and (v) make certain other amendments and modifications to provide greater operational and financial flexibility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of November 2, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Management’s report on internal control over financial reporting is included in the financial statement pages at page 66 and is incorporated herein by reference.

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 2, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 24, 2015 is incorporated by reference herein.

Item 11. Executive Compensation.

The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 24, 2015 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 24, 2015 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 24, 2015 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 24, 2015 is incorporated by reference herein.

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

Date: December 22, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Norman C. Chambers Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 22, 2014
/s/ Mark E. Johnson Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 22, 2014
/s/ Bradley S. Little Bradley S. Little	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 22, 2014
* Kathleen J. Affeldt	Director	December 22, 2014
* George L. Ball	Director	December 22, 2014
* James G. Berges	Director	December 22, 2014
* Gary L. Forbes	Director	December 22, 2014
* John J. Holland	Director	December 22, 2014
* Lawrence J. Kremer	Director	December 22, 2014
* George Martinez	Director	December 22, 2014
* Nathan K. Sleeper	Director	December 22, 2014
* Jonathan L. Zrebiec	Director	December 22, 2014

*By: /s/ Norman C. Chambers Norman C. Chambers, Attorney-in-Fact

Index to Exhibits

2.1	Stockholders Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.2	Registration Rights Agreement, dated as of October 20, 2009, by and between the Company, Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 2.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.3	Indemnification Agreement, dated as of October 20, 2009, by and between the Company, NCI Group, Inc., Robertson-Ceco II Corporation, Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P. and Clayton, Dubilier & Rice, Inc. (filed as Exhibit 2.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
2.5	Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 19, 2009 and incorporated by reference herein)
2.6	Amendment, dated as of August 28, 2009, to the Investment Agreement, dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice Fund VIII, L.P. (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated August 28, 2009 and incorporated by reference herein)
2.7	Amendment No. 2, dated as of August 31, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed September 1, 2009 and incorporated by reference herein)
2.8	Amendment No. 3, dated as of October 8, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 8, 2009 and incorporated by reference herein)
2.9	Amendment No. 4, dated as of October 16, 2009, to the Investment Agreement (as amended), dated as of August 14, 2009, by and between NCI Building Systems, Inc. and Clayton, Dubilier & Rice, Fund VIII, L.P., including exhibits thereto (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K filed October 19, 2009 and incorporated by reference herein)
2.10	Lock-Up and Voting Agreement, dated as of August 31, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on September 1, 2009)
2.11	Amendment No. 1 to Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.3 to Form 8-K filed with the SEC on October 8, 2009)
2.12	Lock-Up and Voting Agreement, dated as of October 8, 2009, by and among NCI Building Systems, Inc. and the signatories thereto (incorporated by reference to exhibit 2.2 to Form 8-K filed with the SEC on October 8, 2009)
2.13	Equity Purchase Agreement, dated as of May 2, 2012, by and among VSMA, Inc., Metl-Span LLC, NCI Group, Inc. and BlueScope Steel North America Corporation (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated May 8, 2012 and incorporated by reference herein)
2.14	Interest Purchase Agreement, dated as of November 7, 2014, by and among NCI Group, Inc., Steelbuilding.com, Inc., SMST Management Corp., Riverfront Capital Fund and CENTRIA (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)

3.1	Restated Certificate of Incorporation, as amended through September 30, 1998 (filed as Exhibit 3.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended November 2, 2002 and incorporated by reference herein)
3.2	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 12, 2007 (filed as Exhibit 3.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2007 and incorporated by reference herein)
3.3	Certificate of Amendment to Restated Certificate of Incorporation, effective as of March 4, 2010 (filed as Exhibit 4.3 to NCI’s registration statement on Form S-8 filed with the SEC on April 23, 2010 and incorporated by reference herein)
3.4	Fourth Amended and Restated By-laws of NCI Building Systems, Inc., effective as of February 25, 2014 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
3.5	Amendment Agreement, dated as of May 8, 2012 (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated May 14, 2012 and incorporated by reference herein)
3.6	Amended and Restated Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)
3.7	Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
3.8	Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.1	Form of certificate representing shares of NCI’s common stock (filed as Exhibit 1 to NCI’s registration statement on Form 8-A filed with the SEC on July 20, 1998 and incorporated by reference herein)
4.2	Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)
4.3	Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.4	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.5	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
4.6	Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)

4.7	Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.8	Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.9	Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.10	Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.11	Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)
4.12	Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.13	Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)
4.14	Commitment Letter, dated as of November 7, 2014, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS AG, Stamford Branch, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
†10.1	Employment Agreement, dated April 12, 2004, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.2	Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and Norman C. Chambers (filed as Exhibit 10.2 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
10.3	Form of Performance Share Award Agreement, effective as of July 30, 2012 (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated August 2, 2012 and incorporated by reference herein)

†10.4	Stock Option Plan, as amended and restated on December 14, 2000 (filed as Exhibit 10.4 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.5	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000 and incorporated by reference herein)
†10.6	2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012 (filed as Annex A to NCI’s Proxy Statement for the Annual Meeting held February 26, 2013 and incorporated by reference herein)
†10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 4.2 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10.8	Form of Incentive Stock Option Agreement (filed as Exhibit 4.3 to NCI’s registration statement no. 333-111139 and incorporated by reference herein)
†10.9	Form of Restricted Stock Award Agreement for Senior Executive Officers (Electronic) (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
†10.13	Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2004 and incorporated by reference herein)
†10.14	First Amendment, dated October 24, 2005, to Restricted Stock Agreement, dated April 26, 2004, between NCI and Norman C. Chambers (filed as Exhibit 10.21 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 29, 2005 and incorporated by reference herein)
†10.15	Restricted Stock Agreement, effective August 26, 2004, between NCI and Mark Dobbins (filed as Exhibit 10.15 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.16	Restricted Stock Agreement, effective August 26, 2004 between NCI and Charles Dickinson (filed as Exhibit 10.16 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.17	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective December 1, 2009) (filed as Exhibit 4.5 to Form S-8 dated April 23, 2010 and incorporated by reference herein)
†10.18	Form of Employment Agreement between NCI and executive officers (filed as Exhibit 10.25 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 28, 2007 and incorporated by reference herein)
†10.19	Form of Amendment Agreement, dated August 14, 2009, among the Company, NCI Group, L.P. and executive officers (filed as Exhibit 10.20 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2009 and incorporated by reference herein)
†10.20	Form of Indemnification Agreement for Officers and Directors (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated October 22, 2008 and incorporated by reference herein)
†10.21	Form of Director Indemnification Agreement (filed as Exhibit 10.7 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

10.22	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 and incorporated by reference herein)
10.23	Mutual Waiver and Consent (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated December 12, 2011 and incorporated by reference herein)
†10.24	Consulting Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.25	Form of First Amendment to the Restricted Stock Agreement by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.2 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
†10.26	First Amendment to the Nonqualified Stock Option Agreement, effective March 23, 2012, by and between NCI Building Systems, Inc. and Charles W. Dickinson (filed as Exhibit 99.3 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
10.27	Form of 2010 Nonqualified Stock Option Agreement to Top Eight (8) Executive Officers (filed as Exhibit 99.4 to NCI’s Current Report on Form 8-K dated March 26, 2012 and incorporated by reference herein)
10.28	NCI Senior Executive Bonus Plan (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated February 26, 2014 and incorporated by reference herein)
10.29	Form of Performance Cash and Share Award Agreement (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended February 2, 2014 and incorporated by reference herein)
10.30	Stock Repurchase Agreement, dated January 6, 2014, among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P. (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated January 10, 2014 and incorporated by reference herein)
10.31	Form of Restricted Stock and Performance Share Award Agreement (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated December 17, 2014 and incorporated by reference herein)
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements