Form 10-Q
period 2015-02-01
NCI BUILDING SYSTEMS INC
filed 2015-03-11
CIK 883902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2015

or

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

Common Stock, $.01 par value - 73,772,569 shares as of March 5, 2015.

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 1, 2015	November 2, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,716	$66,651
Restricted cash	980	—
Accounts receivable, net	146,160	136,923
Inventories, net	165,626	131,497
Deferred income taxes	21,769	21,447
Income tax receivable	2,439	—
Prepaid expenses and other	29,159	22,773
Investments in debt and equity securities, at market	5,392	5,549
Assets held for sale	5,690	5,690
Total current assets	427,931	390,530
Property, plant and equipment, net	275,395	244,714
Goodwill	195,070	75,226
Intangible assets, net	135,464	44,923
Deferred financing costs, net	12,395	3,290
Total assets	$1,046,255	$758,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,384	$2,384
Note payable	––	418
Accounts payable	128,122	118,164
Accrued compensation and benefits	61,661	50,666
Accrued interest	2,812	1,820
Other accrued expenses	75,330	72,259
Total current liabilities	270,309	245,711
Long-term debt, net	482,407	233,003
Deferred income taxes	23,924	20,219
Other long-term liabilities	21,493	13,208
Total long-term liabilities	527,824	266,430
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 74,022,303 and 73,769,095 shares issued at February 1, 2015 and November 2, 2014, respectively; 73,699,295 and 73,530,295 shares outstanding at February 1, 2015 and November 2, 2014, respectively	740	737
Additional paid-in capital	633,975	630,297
Accumulated deficit	(371,870)	(371,550)
Accumulated other comprehensive income (loss), net	(9,003)	(8,739)
Treasury stock, at cost (323,008 and 238,800 shares at February 1, 2015 and November 2, 2014, respectively)	(5,720)	(4,203)
Total stockholders’ equity	248,122	246,542
Total liabilities and stockholders’ equity	$1,046,255	$758,683

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Fiscal Three Months Ended
	February 1,	February 2,
	2015	2014

Sales	$322,926	$310,666
Cost of sales, excluding gain on insurance recovery	250,787	252,428
Gain on insurance recovery	—	(987)
Gross profit	72,139	59,225
Engineering, selling, general and administrative expenses	62,869	61,380
Strategic development and acquisition related costs	1,729	—
Restructuring costs	1,477	––
Intangible asset amortization	1,493	1,013
Income (loss) from operations	4,571	(3,168)
Interest income	7	26
Interest expense	(3,987)	(3,126)
Foreign exchange loss	(1,401)	(701)
Other income, net	––	205
Loss before income taxes	(810)	(6,764)
Benefit from income taxes	(490)	(2,506)
Net loss	$(320)	$(4,258)
Loss per common share:
Basic	$(0.00)	$(0.06)
Diluted	$(0.00)	$(0.06)
Weighted average number of common shares outstanding:
Basic	73,070	73,515
Diluted	73,070	73,515

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Comprehensive loss:
Net loss	$(320)	$(4,258)
Other comprehensive loss, net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(264)	(265)
Other comprehensive loss	(264)	(265)
Comprehensive loss	$(584)	$(4,523)

_________

(1)	Foreign exchange translation losses and other are presented net of taxes of $0 in both of the three months ended February 1, 2015 and February 2, 2014.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 2, 2014	73,769,095	$737	$630,297	$(371,550)	$(8,739)	(238,800)	$(4,203)	$246,542
Treasury stock purchases	—	—	––	—	—	(84,208)	(1,517)	(1,517)
Issuance of restricted stock	213,208	2	(2)	—	—	—	—	—
Stock options exercised	40,000	1	353	—	—	—	—	354
Excess tax benefits from share-based compensation arrangements	—	—	394	—	—	—	—	394
Foreign exchange translation loss and other, net of taxes	—	—	—	—	(264)	—	—	(264)
Share-based compensation	—	—	2,933	—	—	—	—	2,933
Net loss	—	—	—	(320)	—	—	—	(320)
Balance, February 1, 2015	74,022,303	$740	$633,975	$(371,870)	$(9,003)	(323,008)	$(5,720)	$248,122

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Cash flows from operating activities:
Net loss	$(320)	$(4,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,731	8,767
Deferred financing cost amortization	113	288
Share-based compensation expense	2,933	3,179
Gain on insurance recovery	—	(987)
(Recovery of) provision for doubtful accounts	(149)	1,009
Provision for (benefit from) deferred income taxes	5,602	(2,564)
Excess tax benefits from share-based compensation arrangements	(394)	(1,583)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	28,395	22,713
Inventories	(6,021)	(15,521)
Income tax receivable	(1,374)	26
Prepaid expenses and other	(264)	(70)
Accounts payable	(17,949)	(39,345)
Accrued expenses	(22,521)	(5,498)
Other, net	7	(131)
Net cash used in operating activities	(2,211)	(33,975)
Cash flows from investing activities:
Acquisition, net of cash acquired	(247,123)	—
Capital expenditures	(5,002)	(4,735)
Proceeds from insurance	––	987
Net cash used in investing activities	(252,125)	(3,748)
Cash flows from financing activities:
Proceeds from stock options exercised	353	—
Issuance of debt	250,000	—
Payments on term loan	(596)	(600)
Payments on note payable	(417)	(482)
Proceeds from Amended ABL Facility	—	20,000
Payments on Amended ABL Facility	—	(20,000)
Payment of financing costs	(9,218)	(25)
Excess tax benefits from share-based compensation arrangements	394	1,583
Purchase of treasury stock	(1,517)	(23,325)
Net cash provided by (used in) financing activities	238,999	(22,849)
Effect of exchange rate changes on cash and cash equivalents	(598)	(265)
Net decrease in cash and cash equivalents	(15,935)	(60,837)
Cash and cash equivalents at beginning of period	66,651	77,436
Cash and cash equivalents at end of period	$50,716	$16,599

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 1, 2015

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us,” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three month period ended February 1, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2015. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2015 is November 1, 2015.

Certain reclassifications have been made to prior period amounts to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2014 filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2014.

NOTE 2 — ACQUISITION

On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, LLC, a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), a Pennsylvania general partnership (“CENTRIA”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash, which includes $10.8 million of cash acquired and working capital adjustments. The purchase price is subject to a 60-day post-closing adjustment to net working capital as of the specified time and as defined in the Interest Purchase Agreement. The purchase price was funded through the issuance of $250.0 million of new indebtedness. See Note 13 — Long-Term Debt and Note Payable. CENTRIA is now a wholly-owned subsidiary of NCI.

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the period from January 16, 2015 to February 1, 2015, CENTRIA contributed revenue and operating income of $8.5 million and $(0.8) million, respectively. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.

We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. The unaudited pro forma financial information in the table below was prepared based on financial information for CENTRIA for the calendar months of November through January in each respective period prior to the acquisition, which correlates to the three-month period corresponding to our fiscal period. The unaudited pro forma financial information for the fiscal three months ended February 1, 2015 and February 2, 2014 give effect to the transaction as if it had occurred at the beginning of the earliest fiscal period presented.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. We also expect to realize operating synergies from supply chain optimization, cost reductions, alignment of purchase terms and logistics and pricing optimization. The pro forma information does not reflect these potential synergies or expense reductions.

The following table shows our unaudited pro forma financial information for the three months ended February 1, 2015 and February 2, 2014 (in thousands, expect per share amounts):

	Unaudited Pro Forma
	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Sales	$367,029	$358,134
Net loss	$(12,703)	$(16,705)
Loss per common share:
Basic	$(0.17)	$(0.23)
Diluted	$(0.17)	$(0.23)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the CENTRIA Acquisition as of January 16, 2015. The fair value of all assets acquired and liabilities assumed are preliminary and the final determination of any required acquisition method adjustments will be made upon the completion of our fair value assessments. We are currently completing our plans to functionally integrate the newly acquired operations into our existing operations. Additionally, as these plans are finalized, we may identify integration charges that are required to be recognized. As a result, the initial purchase price allocations may be adjusted for changes in estimates of the fair value of assets acquired and liabilities assumed.

(In thousands)	January 16, 2015
Current assets	$80,904
Property, plant and equipment	33,953
Intangible assets	92,030
Assets acquired	$206,887
Current liabilities	$62,578
Other liabilities	8,312
Liabilities assumed	$70,890
Fair value of net assets acquired	$135,997
Total consideration paid	255,841
Goodwill	$119,844

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Useful Lives
Backlog	$7,000	9 months
Trade names	15,620	15 years
Customer lists and relationships	69,410	20 years
	$92,030

These intangible assets are amortized on a straight-line basis.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. We currently include the results of the CENTRIA Acquisition in the metal components segment. However, we are currently evaluating our management reporting presentation, which may result in changes to our operating segment presentation in future periods. Goodwill of $119.8 million was recorded in our metal components segment. Additionally, because the entity acquired was treated as a partnership for tax purposes, the tax basis of the acquired assets and liabilities have been adjusted to their fair value and goodwill will be deductible for tax purposes.

For all of our intangibles, including those recently acquired as part of the CENTRIA Acquisition and from prior acquisitions, the weighted average estimated useful life is 20.2 years. We recognized $1.4 million in amortization expense for all intangibles dv403242uring the three months ended February 1, 2015. Total accumulated amortization was $25.1 million at February 1, 2015. We expect to recognize amortization expense over the next five fiscal years as follows (in millions):

February 1, 2015 to November 1, 2015	$11,969
2016	7,111
2017	7,111
2018	7,111
2019	7,111

NOTE 3 — ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. We adopted ASU 2013-02 prospectively for our first quarter in fiscal 2015. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification 718, Compensation - Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for our first quarter in fiscal 2017, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 4 —RESTRUCTURING

During the first quarter of fiscal 2015, we approved a plan to consolidate our three engineered buildings systems manufacturing facilities in Tennessee, closing the Caryville facility. We have incurred severence costs at the Caryville facility of approximately $0.9 million during the first quarter of fiscal 2015. We expect to complete the closing of the Caryville facility during March 2015. In addition, we incurred severance related costs of $0.6 million in the metal components segment, primarily in an effort to streamline our management and manufacturing structure to better serve our customers. The following table summarizes our restructuring plan costs and charges related to the restructuring plan during the fiscal three months ended February 1, 2015 (in thousands):

	Fiscal Three Months Ended February 1, 2015	Cost Incurred To Date	Remaining Anticipated Cost	Total Anticipated Cost
General severance	$606	$606	$––	$606
Plant closing severance	$871	$871	$396	$1,267
Total restructuring costs	$1,477	$1,477	$396	$1,873

NOTE 5 — GAIN ON INSURANCE RECOVERY

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

NOTE 6 — RESTRICTED CASH

We have entered into a cash collateral agreement with PNC Bank to secure existing CENTRIA letters of credit until they expire. The restricted cash is invested in a bank account with PNC Bank as the secured party. As of February 1, 2015, we had restricted cash in the amount of $1.0 million as collateral related to our $1.0 million of letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See Note 13 — Long-Term Debt to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. Restricted cash as of February 1, 2015 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. The letters of credit are not expected to be renewed upon expiration.

NOTE 7 — INVENTORIES

The components of inventory are as follows (in thousands):

	February 1, 2015	November 2, 2014
Raw materials	$117,417	$93,367
Work in process and finished goods	48,209	38,130
	$165,626	$131,497

NOTE 8 — ASSETS HELD FOR SALE

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The carrying value of assets held for sale (representing idled facilities) is $5.7 million at both February 1, 2015 and November 2, 2014 and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at February 1, 2015.

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

NOTE 9 — SHARE-BASED COMPENSATION

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. As of February 1, 2015 and February 2, 2014, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over three to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

In December 2014, we granted long-term incentive awards with a three-year performance period to our senior executives (“2014 Executive Awards”). 40% of the value of the long-term incentive awards will consist of time-based restricted stock and 60% of the value of the award will consist of PSUs. The restricted stock is time-vesting based on continued employment, with two-thirds of the restricted stock vesting on December 15, 2016 and one-third vesting on December 15, 2017. The PSUs vest based on the achievement of performance goals and continued employment, with one-half of the award vesting on December 15, 2016 and the remaining one-half vesting on December 15, 2017. The PSU performance goals will be based on three metrics: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. The number of shares that may be received on vesting of the PSUs will depend upon the satisfaction of the performance goals, up to a maximum of 200% of the target number of the PSUs. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, are forfeited and cancelled. If a change in control of NCI occurs prior to the end of the performance period, the PSU payout is calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock shall become vested. If an executive’s employment is terminated by NCI without cause or after reaching normal retirement age, the unvested restricted stock is forfeited. If a change in control of NCI occurs prior to the end of the performance period, the restricted stock fully vests.

The fair value of the 2014 Executive Awards is based on the Company’s stock price as of the date of grant. A portion of the compensation cost of the 2014 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the three months ended February 1, 2015, we granted PSUs with a fair value of approximately $3.9 million.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended February 1, 2015 and February 2, 2014, we granted time-based restricted stock awards with a fair value of $4.1 million, representing 237,177 shares, and $2.6 million, representing 147,424 shares, respectively.

Also in December 2014, we granted Performance Share Awards to our key employees that will be paid 50% in cash and 50% in stock (“2014 Key Employee Awards”). The final number of 2014 Key Employee Awards earned for these awards granted in December 2014 will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. These 2014 Key Employee Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The 2014 Key Employee Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2014 Key Employee Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the three months ended February 1, 2015, we granted 2014 Key Employee Awards with an equity fair value of $1.5 million and a cash value of $1.7 million.

During the three month periods ended February 1, 2015 and February 2, 2014, we recorded stock-based compensation expense for all awards of $2.9 million and $3.2 million, respectively. During the three month periods ended February 1, 2015 and February 2, 2014, we granted 10,543 and 5,058 stock options, respectively, and the grant-date fair value of options granted during the three month periods ended February 1, 2015 and February 2, 2014 was $7.91 and $9.09, respectively. There were 40,000 options exercised during the three months ended February 1, 2015. Cash received from the option exercises was $0.4 million during the three months ended February 1, 2015. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million for the three months ended February 1, 2015.

NOTE 10 — LOSS PER COMMON SHARE

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

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Numerator for Basic and Diluted Loss Per Common Share(1):
Net loss	$(320)	$(4,258)
Denominator for Basic and Diluted Loss Per Common Share
Weighted average basic number of common shares outstanding	73,070	73,515
Basic loss per common share	$(0.00)	$(0.06)
Diluted loss per common share	$(0.00)	$(0.06)

__________

(1)	Participating securities consist of the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in the three months ended February 1, 2015 and February 2, 2014. The Unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. There was no income amount attributable to unvested restricted stock for both the three month periods ended February 1, 2015 and February 2, 2014, as the unvested restricted stock does not contractually share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

For the three month period ended February 1, 2015 and February 2, 2014, all outstanding options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 11 — WARRANTY

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Beginning balance	$23,685	$22,673
Warranties sold	359	871
Revenue recognized	(566)	(471)
Other(1)	2,357	––
Ending balance	$25,835	$23,073

__________

(1)	Represents the preliminary fair value of accrued warranty obligations in the amount of $2.4 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on both a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

NOTE 12 — DEFINED BENEFIT PLANS

RCC Pension Plan – With the acquisition of Robertson-Ceco II Corporation (“RCC”) on April 7, 2006, we assumed a defined benefit plan (the “RCC Pension Plan”). Benefits under the RCC Pension Plan are primarily based on years of service and the employee’s compensation. The RCC Pension Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan assets of the RCC Pension Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds, fixed income securities and master limited partnerships. In accordance with ASC 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Pension Plan and recorded the difference between these two amounts as an assumed liability.

The following table sets forth the components of the net periodic benefit cost (in thousands):

Fiscal Three Months Ended
February 1, 2015
Interest cost	$483
Expected return on assets	(551)
Prior service cost amortization	(2)
Unrecognized net loss	361
Net periodic benefit cost	$291

During the three months ended February 1, 2015, we contributed $0.2 million to the RCC Pension Plan. We expect to contribute an additional $1.0 million to the RCC Pension Plan for the remainder of fiscal 2015.

CENTRIA Benefit Plans – As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”). Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered. CENTRIA has historically sponsored postretirement medical and life insurance plans that cover certain of its employees and their spouses. The contributions to the plans by retirees vary from none to 25% of the total premiums paid. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of equity mutual funds, international equity mutual funds, bonds, mortgages and other funds.

Currently, our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code.

In accordance with ASC Topic 805, Business Combinations, we are in the process of remeasuring the projected benefit obligation and fair value of the plan assets of the CENTRIA Benefit Plans. The difference between these two amounts will be recorded as an assumed liability in the allocation of the purchase price. We have preliminarily used the December 31, 2014 actuarial reports to estimate the fair value of the projected benefit obligation and plan assets. The recognition of the net pension asset or liability in the allocation of the purchase price eliminates any previously unrecognized gain or loss and prior service cost. Actuarial assumptions below are based on the December 31, 2014 actuarial report.

The following table sets forth the preliminary funded status of the CENTRIA Benefit Plans and the amounts recognized in the condensed consolidated balance sheet (in thousands):

	Pension Benefits	Other Benefits
	December 31, 2014	December 31, 2014
Fair value of assets	$14,137	$––
Benefit obligation	13,847	8,153
Funded status and net amount recognized	$290	$(8,153)

Actuarial assumptions used for the CENTRIA Benefit Plans were as follows:

	Pension Benefits	Other Benefits
	December 31, 2014	December 31, 2014
Assumed discount rate	3.85%	3.50%
Expected rate of return on plan assets	7.75%	N/A

The CENTRIA Benefit Plans weighted-average asset allocations by asset category are as follows:

December 31, 2014
Equity mutual funds	83%
Debt securities	17%
Total	100%

We expect the following benefit payments to be made, which reflect expected future service, as appropriate (in thousands):

Years Ended December 31	Pension Benefits	Other Benefits
2015	$764	$675
2016	702	646
2017	699	694
2018	738	722
2019	780	678
Thereafter	4,263	2,600

Employer contributions–Since January 16, 2015, we have not contributed to the CENTRIA Benefit Plans but currently expect to contribute $0.6 million in fiscal 2015 to fund the CENTRIA Benefit Plans.

In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million and the current contract expires on June 1, 2016. If we were to withdraw our participation from this multi-employer plan, we would have a complete withdrawal liability in the amount of $ 0.7 million.

NOTE 13 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	February 1,	November 2,
	2015	2014
Credit Agreement, due June 2019 (variable interest, at 4.25% on February 1, 2015 and November 2, 2014)	$234,791	$235,387
8.25% senior notes, due January 2023	250,000	––
Amended Asset-Based lending facility, due June 2019 (interest at 4.00% on February 1, 2015 and 4.75% on November 2, 2014)	––	––
Current portion of long-term debt	(2,384)	(2,384)
Total long-term debt, less current portion	$482,407	$233,003

8.25% Senior Notes Due January 2023

On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”) to fund the CENTRIA Acquisition. Interest on the Notes accrues at the rate of 8.25% per annum and is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The Notes are guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations (including by reason of being a borrower under the senior secured asset-based revolving credit facility on a joint and several basis with the Company or a guarantor subsidiary) under the senior secured credit facilities. The Notes are unsecured senior indebtedness and rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of its future subordinated obligations. In addition, the Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Company may redeem the Notes at any time prior to January 15, 2018, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. On or after January 15, 2018, the Company may redeem all or a part of the Notes at redemption prices (expressed as percentages of principal amount thereof) equal to 106.188% for the twelve-month period beginning on January 15, 2018, 104.125% for the twelve-month period beginning on January 15, 2019, 102.063% for the twelve-month period beginning on January 15, 2020 and 100.000% for the twelve-month period beginning on January 15, 2021 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes. In addition, prior to January 15, 2018, the Company may redeem the Notes in an aggregate principal amount equal to up to 40.0% of the original aggregate principal amount of the Notes with funds in an equal aggregate amount not exceeding the aggregate proceeds of one or more equity offerings, at a redemption price of 108.250%, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes. The Company incurred $9.2 million in transaction costs related to this issuance, which will be amortized over 8 years.

Credit Agreement

On June 22, 2012, in connection with the acquisition of Metl-Span LLC (the “Metl-Span Acquisition”), a Texas limited liability company, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million.

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

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both February 1, 2015 and November 2, 2014, the interest rate on the term loan under the Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Pursuant to the Amendment, the Company will no longer be subject to a financial covenant requiring the Company to maintain a specified consolidated secured debt to EBITDA leverage ratio for specified periods. The Amendment also includes certain other changes to the Term Loan Facility.

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

On November 7, 2014, the Company, Steelbuilding.com, LLC (together with the Company, the “Guarantors”) and the Company’s subsidiaries NCI Group, Inc. and Robertson-Ceco II Corporation (each a “Borrower” and collectively, the “Borrowers”) entered into Amendment No. 3 to the Loan and Security Agreement (the “ABL Loan and Security Agreement”) among the Borrowers, the Guarantors, Wells Fargo Capital Finance, LLC as administrative agent and co-collateral agent, Bank of America, N.A. as co-collateral agent and syndication agent and certain other lenders under the ABL Loan and Security Agreement, in order to amend the ABL Loan and Security Agreement to (i) permit the CENTRIA Acquisition, (ii) permit the entry by the Company into documentation with respect to certain debt financing to be incurred in connection with the CENTRIA Acquisition and the incurrence of debt with respect thereto, (iii) extend the maturity date to June 24, 2019, (iv) decrease the applicable margin with respect to borrowings thereunder and (v) make certain other amendments and modifications to provide greater operational and financial flexibility.

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At February 1, 2015 and November 2, 2014, the Company’s excess availability under the Amended ABL Facility was $ 119.7 million and $135.4 million, respectively. At both February 1, 2015 and November 2, 2014, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at both February 1, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.1 million were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of February 1, 2015 and November 2, 2014 was $ 17.9 million and $20.3 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at February 1, 2015 and November 2, 2014, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 6.00:1.00 and 2.30:1.00, respectively.

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

At February 1, 2015 and November 2, 2014, the interest rate on the Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At February 1, 2015 and November 2, 2014, the unamortized balance in deferred financing costs related to the Credit Agreement, the Amended ABL Facility and the Notes was $12.4 million and $3.3 million, respectively.

Insurance Note Payable

As of November 2, 2014, the Company had an outstanding note payable in the amount of $0.4 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 14 — CD&R FUNDS

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”), pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of convertible preferred stock (the “Convertible Preferred Stock” and shares thereof, the “Preferred Shares”). Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to CD&R Fund VIII and Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”), and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date (such purchase and sale, the “CD&R Equity Investment”).

In connection with the consummation of the CD&R Equity Investment, on October 19, 2009, the Company filed the Certificate of Designations of the Convertible Preferred Stock (the “Certificate of Designations”) setting forth the terms, rights, powers, and preferences, and the qualifications, limitations and restrictions thereof, of the Convertible Preferred Stock.

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the three months ended February 2, 2014. At February 1, 2015 and November 2, 2014, the CD&R Funds owned 58.6% and 58.8%, respectively, of the voting power and Common Stock of the Company.

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

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of February 1, 2015 and November 2, 2014 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	February 1, 2015		November 2, 2014
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Credit Agreement, due June 2019	$234,791	$232,443	$235,387	$230,091
8.25% senior notes, due January 2023	250,000	253,750	—	—

The fair value of the Credit Agreement and the Notes were based on recent trading activities of comparable market instruments which are level 2 inputs.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at February 1, 2015 and November 2, 2014.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of February 1, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$621	$—	$—	$621
Mutual funds — Growth	753	—	—	753
Mutual funds — Blend	2,725	—	—	2,725
Mutual funds — Foreign blend	716	—	—	716
Mutual funds — Fixed income	—	577	—	577
Total short-term investments in deferred compensation plan	4,815	577	—	5,392
Total assets	$4,815	$577	$—	$5,392
Liabilities:
Deferred compensation plan liability	$—	$(5,396)	$—	$(5,396)
Total liabilities	$—	$(5,396)	$—	$(5,396)

__________

(1)	Unrealized holding gains (losses) as of February 1, 2015 and November 2, 2014 were $(0.1) million and $0.2 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of February 1, 2015, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$731	$—	$—	$731
Mutual funds — Growth	791	—	—	791
Mutual funds — Blend	2,743	—	—	2,743
Mutual funds — Foreign blend	723	—	—	723
Mutual funds — Fixed income	—	561	—	561
Total short-term investments in deferred compensation plan	$4,988	$561	$—	$5,549
Total assets	$4,988	$561	$—	$5,549
Liabilities:
Deferred compensation plan liability	$—	$(6,093)	$—	$(6,093)
Total liabilities	$—	$(6,093)	$—	$(6,093)

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(3)	$—	$—	$2,280	$2,280
Total assets	$—	$—	$2,280	$2,280

__________

(3)	Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value.

NOTE 16 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Statutory federal income tax rate	35.0%	35.0%
State income taxes	5.3%	3.8%
Domestic production activities deduction	(3.1)%	(1.5)%
Canada valuation allowance	––	(2.1)%
Non-deductible expenses	0.8%	2.3%
Adjustment due to tax law change	25.2%	––
Other	(2.8)%	(0.4)%
Effective tax rate	60.4%	37.1%

The total amount of unrecognized tax benefits at both February 1, 2015 and November 2, 2014 was $0.1 million, all of which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months. The increase in the effective tax rate was primarily the result of a true-up to the fiscal 2014 income tax provision as a result of the Tax Increase Prevention Act of 2014 that changed our fiscal 2014 tax calculation but was not signed into law until after our fiscal year had ended.

NOTE 17 — OPERATING SEGMENTS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: metal coil coating; metal components; and engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements. We currently include the results of the CENTRIA Acquisition in the metal components segment. However, we are currently evaluating our management reporting presentation, which may result in changes to our operating segment presentation in future periods.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, strategic development and acquisition related costs and other (expense) income.

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Total sales:
Metal coil coating	$55,610	$54,267
Metal components	172,789	158,193
Engineered building systems	149,799	152,237
Intersegment sales	(55,272)	(54,031)
Total sales	$322,926	$310,666
External sales:
Metal coil coating	$24,404	$24,590
Metal components	154,028	139,346
Engineered building systems	144,494	146,730
Total sales	$322,926	$310,666
Operating income:
Metal coil coating	$3,977	$6,495
Metal components	8,336	4,111
Engineered building systems	8,718	1,640
Corporate	(16,460)	(15,414)
Total operating income (loss)	$4,571	$(3,168)
Unallocated other expense	(5,381)	(3,596)
Loss before income taxes	$(810)	$(6,764)

	February 1, 2015	November 2, 2014
Total assets:
Metal coil coating	$78,919	$84,519
Metal components	688,268	365,874
Engineered building systems	198,781	209,281
Corporate	80,287	99,009
Total assets	$1,046,255	$758,683

NOTE 18 — CONTINGENCIES

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended November 2, 2014.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;
•	challenging economic conditions affecting the nonresidential construction industry;
•	volatility in the U.S. economy and abroad, generally, and in the credit markets;
•	our ability to service or refinance our existing debt, including the Notes, and obtain future financing;
•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;
•	operational limitations or restrictions in connection with our debt;
•	recognition of asset impairment charges;
•	commodity price increases and/or limited availability of raw materials, including steel;
•	our ability to make strategic acquisitions accretive to earnings;
•	retention and replacement of key personnel;
•	enforcement and obsolescence of intellectual property rights;
•	fluctuations in customer demand;
•	costs related to environmental clean-ups and liabilities;
•	competitive activity and pricing pressure;
•	increases in energy prices;
•	the volatility of the Company’s stock price;
•	the dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;
•	substantial governance and other rights held by our sponsor;
•	breaches of our information system security measures and damage to our major information management systems;
•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•	changes in laws or regulations, including the Dodd–Frank Act;
•	our ability to integrate the acquisition of CENTRIA with the Company’s business and to realize the anticipated benefits of such acquisition;
•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and
•	other risks detailed under the caption “Risk Factors” in Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC.

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

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2015, our year end will be November 1, 2015 which is the Sunday closest to October 31.

We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit, operating income and whether or not each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

First Fiscal Quarter

Third party sales during the three months ended February 1, 2015 in the metal coil coating segment were $24.4 million which was relatively flat compared to the same period in the prior year. Operating income declined to $4.0 million in the first quarter of fiscal 2015 compared to $6.5 million reported in the same period in the prior year, which included a $1.0 million benefit for insurance recovery related to the August 2013 fire at the Jackson, Mississippi facility. The metal coil coating segment continues to pursue product and end-market diversification as well as operational efficiencies to drive profitable growth.

The metal components segment generated a $14.7 million, or 11%, increase in third party sales during the first quarter of fiscal 2015 compared to the same period in the prior year. Operating income increased 103% to $8.3 million during the three months ended February 1, 2015 compared to $4.1 million in the same quarter in 2014. Every brand in the metal components segment achieved year-over-year improvement as our organic sales and service growth initiatives continued to enhance performance. On January 16, 2015, we acquired CENTRIA, which contributed $8.5 million in sales from January 16, 2015 to February 1, 2015, and we expect the CENTRIA business to be substantially integrated into NCI’s operations by the end of our fiscal third quarter.

Third party sales in the engineered building systems segment decreased 2% to $144.5 million in the first quarter of fiscal 2015 compared to $146.7 million in the same period in the prior year, primarily due to slightly lower volumes. Operating income increased significantly to $8.7 million in the first quarter of fiscal 2015 compared to $1.6 million in the same period of the prior year. Despite the decline in volumes, the engineered building systems segment continued to benefit from strong margins and backlog growth during the first quarter of fiscal 2015 and expects to maintain operational momentum supported by the commercial discipline and manufacturing efficiencies now in place.

At February 1, 2015 and February 2, 2014, total backlog of orders for our products we believe to be firm was $457.0 million and $312.2 million, respectively. The February 1, 2015 backlog amount includes approximately $123 million for recently acquired CENTRIA. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed.

Industry Conditions

Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects. Our sales are normally lower in the first half of each fiscal year compared to the second half because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is recovering from a recession and historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we experienced decreases in orders and cancellations of orders for our products. While economic growth has remained relatively flat, nonresidential construction starts continue to be below previous cyclical troughs. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1967 as compiled and reported by McGraw-Hill:

McGraw-Hill Nonresidential Construction Activity

Source: McGraw-Hill

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2015, published in January 2015, indicates an expected increase of 10% in square footage as compared to the prior calendar year. This represented a revision of the 2015 forecast published in October 2014, which indicated an expected increase of 11% in square footage as compared to the prior calendar year. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth in the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for January 2015 was below 50 at 49.9 and the mixed use component of the index was at 46.9 for January 2015. The mixed use component of the index represents a decline from October 2014, when the index was 53.2.

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

RESULTS OF OPERATIONS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements. We currently include the results of the CENTRIA Acquisition in the metal components segment. However, we are currently evaluating our management reporting presentation, which may result in changes to our operating segment presentation in future periods.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, strategic development and acquisition related costs and other (expense) income. See Note 17 — Operating Segments to the consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Total sales:
Metal coil coating	$55,610	$54,267
Metal components	172,789	158,193
Engineered building systems	149,799	152,237
Intersegment sales	(55,272)	(54,031)
Total sales	$322,926	$310,666

External sales:
Metal coil coating	$24,404	$24,590
Metal components	154,028	139,346
Engineered building systems	144,494	146,730
Total sales	$322,926	$310,666

Operating income (loss):
Metal coil coating	$3,977	$6,495
Metal components	8,336	4,111
Engineered building systems	8,718	1,640
Corporate	(16,460)	(15,414)
Total operating income (loss)	$4,571	$(3,168)
Unallocated other expense	(5,381)	(3,596)
Loss before income taxes	$(810)	$(6,764)

FISCAL THREE MONTHS ENDED FEBRUARY 1, 2015 COMPARED TO FISCAL THREE MONTHS ENDED FEBRUARY 2, 2014

Consolidated sales increased by 3.9%, or $12.3 million for the three months ended February 1, 2015, compared to the three months ended February 2, 2014. These results were driven by the inclusion of CENTRIA, which contributed $8.5 million of external sales since January 16, 2015 when CENTRIA was acquired. This increase also resulted from a favorable mix of higher complexity work and value oriented pricing in our engineered building systems segment and higher tonnage volumes in our metal components segments, specifically for our single-skin products. These increases were partially offset by lower tonnage volumes in our engineered building systems segment during the current period.

Consolidated cost of sales, excluding gain on insurance recovery decreased by 0.7%, or $1.6 million for the three months ended February 1, 2015, compared to the three months ended February 2, 2014. This decrease resulted from lower tonnage volumes in our engineered building systems segment, as well as lower manufacturing and freight costs.

Consolidated gain on insurance recovery for the three months ended February 2, 2014 was $1.0 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.0 million during the three months ended February 2, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the three months ended February 1, 2015. See Note 5 –– Gain on Insurance Recovery to the consolidated financial statements for more information.

Gross margin, including the gain on insurance recovery, was 22.3% for the three months ended February 1, 2015, compared to 19.1% for the same period in the prior year. The increase in gross margins was the result of the higher sales from higher complexity work, more efficient manufacturing operations and value oriented pricing.

Metal coil coating sales increased by 2.5%, or, $1.3 million to, $55.6 million in the three months ended February 1, 2015, compared to $54.3 million in the same period in the prior year. Sales to third parties for the three months ended February 1, 2015 remained relatively flat year-over-year, decreasing $0.2 million to $24.4 million from $24.6 million in the same period in the prior year. The remaining $1.5 million represents an increase in intersegment sales for the three months ended February 1, 2015, compared to the same period in the prior year. Metal coil coating third-party sales accounted for 7.6% of total consolidated third-party sales in the three months ended February 1, 2015, compared to 7.9% in the three months ended February 2, 2014.

Operating income of the metal coil coating segment decreased to $4.0 million in the three months ended February 1, 2015, compared to $6.5 million in the same period in the prior year. The prior year included insurance proceeds of approximately $1.0 million as noted above. The remaining $1.5 million decrease was primarily due to the lower sales to third parties as noted above, unfavorable product mix and higher material conversion costs.

Metal components sales increased 9.2%, or $14.6 million, to $172.8 million in the three months ended February 1, 2015, compared to $158.2 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA, which contributed $8.5 million of external sales since January 16, 2015 when CENTRIA was acquired. This increase was also due to higher volume of single skin products shipped and value oriented pricing, primarily in our insulated metal panel products. Sales to third parties for the three months ended February 1, 2015 increased $14.7 million to $154.0 million from $139.3 million in the same period in the prior year. The remaining $0.1 million represents a decrease in intersegment sales. Metal components third-party sales accounted for 47.7% of total consolidated third-party sales in the three months ended February 1, 2015, compared to 44.9% in the three months ended February 2, 2014.

Operating income of the metal components segment increased to $8.3 million in the three months ended February 1, 2015, compared to $4.1 million in the same period in the prior year. The $4.2 million increase was driven by the increased sales discussed above, as well as improved manufacturing efficiencies.

Engineered building systems sales decreased 1.6%, or $2.4 million, to $149.8 million in the three months ended February 1, 2015, compared to $152.2 million in the same period in the prior year. This decrease resulted from a decrease in external tons shipped, partially offset by higher sales prices as a result of improved product mix supported by value oriented pricing. Sales to third parties for the three months ended February 1, 2015 decreased $2.2 million to $144.5 million from $146.7 million in the same period in the prior year. The remaining $0.2 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 44.7% of total consolidated third-party sales in the three months ended February 1, 2015, compared to 47.2% in the three months ended February 2, 2014.

Operating income of the engineered building systems segment increased to $8.7 million in the three months ended February 1, 2015, compared to $1.6 million in the same period in the prior year. This $7.1 million increase resulted from higher sales prices noted above, lower manufacturing and transportation costs, partially offset by lower volumes in the three months ended February 1, 2015.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $62.9 million in the three months ended February 1, 2015, compared to $61.4 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.5% for the three months ended February 1, 2015, as compared to 19.8% for the three months ended February 2, 2014. The $1.5 million increase in engineering, selling and administrative expenses was primarily due to the inclusion of CENTRIA, which contributed $1.6 million of engineering, selling, general and administrative expenses since January 16, 2015 when CENTRIA was acquired.

Consolidated strategic development and acquisition related costs for the three months ended February 1, 2015 were $1.7 million. These non-recurring, non-operational costs are primarily related to CENTRIA acquisition costs. There was no corresponding amount recorded for the three months ended February 2, 2014.

Consolidated restructuring charges for the three months ended February 1, 2015 were $1.5 million. In January 2015, we announced plans to consolidate our three Tennessee manufacturing facilities in our engineered building systems segment, closing the Caryville operation. Our Lexington and Elizabethton facilities, both located approximately 125 miles from Caryville, will continue to serve our family of brands within the segment. We believe the leaner footprint will maximize efficiencies and improve supply chain management while increasing the concentration of product and service capabilities at the existing facilities. We have incurred severance costs at the Caryville facility of approximately $0.9 million during the first quarter of fiscal 2015. We expect to complete the closing of the Caryville facility during March 2015. In addition, we incurred general severance costs of approximately $0.6 million in our metal components segment, primarily in an effort to streamline our management and manufacturing structure to better serve our customers. There was no corresponding amount recorded for the three months ended February 2, 2014.

Consolidated intangible amortization increased to $1.5 million in the three months ended February 1, 2015, compared to $1.0 million in the same period in the prior year. This increase is directly related to the valuation of intangible assets related to the CENTRIA Acquisition on January 16, 2015. Intangible amortization amounts for the three months ended February 2, 2014 related to prior acquisitions, including Metl-Span.

Consolidated interest expense increased to $4.0 million for the three months ended February 1, 2015, compared to $3.1 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense.

Consolidated foreign exchange loss, increased to $1.4 million for the three months ended February 1, 2015, compared to $0.7 million for the same period of the prior year primarily due to foreign currency losses in both Mexico and Canada related to fluctuations in the Mexican Peso and Canadian Dollar, relative to the U.S. Dollar exchange rate in the current period.

Consolidated benefit from income taxes was $0.5 million for the three months ended February 1, 2015, compared to a $2.5 million for the same period in the prior year. The effective tax rate for the three months ended February 1, 2015 was 60.4%, compared to 37.1% for the same period in the prior year. The increase in the effective tax rate was primarily the result of a true-up to the fiscal 2014 income tax provision as a result of the Tax Increase Prevention Act of 2014 that changed our fiscal 2014 tax calculation but was not signed into law until after our fiscal year had ended.

Diluted loss per common share improved to $(0.00) per diluted common share for the three months ended February 1, 2015, compared to a loss of $(0.06) per diluted common share for the same period in the prior year. The improvement in diluted loss per common share was primarily due to the $3.9 million improvement in net loss resulting from the factors described above in this section.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $66.7 million to $50.7 million during the three months ended February 1, 2015. The following table summarizes our consolidated cash flows for the three months ended February 1, 2015 and February 2, 2014 (dollars in thousands):

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Net cash used in operating activities	(2,211)	(33,975)
Net cash used in investing activities	(252,125)	(3,748)
Net cash provided by (used in) financing activities	238,999	(22,849)
Effect of exchange rate changes on cash and cash equivalents	(598)	(265)
Net decrease in cash and cash equivalents	(15,935)	(60,837)
Cash and cash equivalents at beginning of period	66,651	77,436
Cash and cash equivalents at end of period	$50,716	$16,599

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

Net cash used in operating activities was $2.2 million during the three months ended February 1, 2015 compared to $34.0 million of net cash used in operating activities in the comparable period of fiscal 2014. Our primary use of cash in operating activities was for working capital needs, with net use of cash being partially offset by the improvement in the net loss over the comparable period of the prior year.

The primary driver for our decreased use of cash for working capital needs was the result of $17.9 million in our cash used for accounts payable during the three months ended February 1, 2015 compared to a use of 39.3 million in the comparable period of the prior year. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding (“DPO”) as of February 1, 2015 increased to 35.4 days compared to 35.1 days in the prior year.

Cash used during the period to invest in inventory was $6.0 million for the three months ended February 1, 2015 which was lower than the $15.5 million invested in the comparable period of the prior year. The decrease was driven by lower than anticipated volumes. Our days inventory on-hand (“DIO”) was 52.7 days as of February 1, 2015 as compared to 49.1 days at February 2, 2014.

Cash generated from accounts receivable was $28.4 million in the current three month period compared to $22.7 million in the comparable period of the prior year. This increase was driven by the timing of receipts and by year-over-year revenue growth but was partially offset by an increase in days sales outstanding (“DSO”) to 38.3 days as of February 1, 2015 from 36.9 days at February 2, 2014 as a result of slower timing of customer payments during the current three month period.

Investing Activities

Cash used in investing activities of $252.1 million during the three months ended February 1, 2015 was higher than the $3.7 million invested in the comparable period of the prior year and primarily attributable to the $247.1 million in purchase price, net of cash acquired, for the CENTRIA Acquisition in the current period. In the three months ended February 1, 2015, $5.0 million was used for capital expenditures predominantly related to a machinery and equipment and computer software. In the three months ended February 2, 2014, $3.7 million was used for capital expenditures predominantly related to a new insulated panel system line, machinery and equipment and computer software.

Financing Activities

Cash provided by financing activities increased to $239.0 million from $22.8 million of cash used in financing activities in the comparable prior year period. The $239.0 million provided by financing activities during the three months ended February 1, 2015 was primarily attributable to the net proceeds to us of the issuance of $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition. The $22.8 million of cash used in financing activities during the three months ended February 2, 2014 was primarily attributable to the purchase of Common Stock in the amount of $23.3 million paid to the CD&R Funds (as defined below) in connection with the Stock Repurchase (as defined below) and $0.6 million of payments made to reduce our outstanding term loan, partially offset by $1.6 of excess tax benefits from share-based compensation arrangements during the three months ended February 2, 2014.

We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.

CD&R Funds

The CD&R Funds own 43,211,817 of our shares as of February 1, 2015, representing approximately 58.6% of our outstanding Common Stock.

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters for the Secondary Offering also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for fiscal 2014. At February 1, 2015 and November 2, 2014, the CD&R Funds beneficially owned 58.6% and 58.8%, respectively, of the voting power and Common Stock of the Company.

On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid in capital and treasury stock. For a description of the CD&R Funds’ investment in our Common Stock, see Note 14 — CD&R Funds to the consolidated financial statements.

Debt

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At February 1, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $234.8 million and $235.4 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both February 1, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%.

In addition to our Credit Agreement, we have entered into the Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility has a maturity of June 24, 2019 and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings.

8.25% Senior Notes Due January 2023. On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”) to fund the CENTRIA Acquisition. Interest on the Notes will accrue at the rate of 8.25% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The Notes are guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations (including by reason of being a borrower under the senior secured asset-based revolving credit facility on a joint and several basis with the Company or a guarantor subsidiary) under the senior secured credit facilities. The Notes are unsecured senior indebtedness and rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of its future subordinated obligations. In addition, the Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.

The Company may redeem the Notes at any time prior to January 15, 2018, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. On or after January 15, 2018, the Company may redeem all or a part of the Notes at redemption prices (expressed as percentages of principal amount thereof) equal to 106.188% for the twelve-month period beginning on January 15, 2018, 104.125% for the twelve-month period beginning on January 15, 2019, 102.063% for the twelve-month period beginning on January 15, 2020 and 100.000% for the twelve-month period beginning on January 15, 2021 and at any time thereafter, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes. In addition, prior to January 15, 2018, the Company may redeem the Notes in an aggregate principal amount equal to up to 40.0% of the original aggregate principal amount of the Notes with funds in an equal aggregate amount not exceeding the aggregate proceeds of one or more equity offerings, at a redemption price of 108.250%, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes. The Company incurred $9.2 million in transaction costs related to this issuance which will be amortized over 8 years.

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

On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At February 1, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $234.8 million and $235.4 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred issuance costs, non-cash initial debt discount write-off, pre-payment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both February 1, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

On November 7, 2014, the Company, Steelbuilding.com, LLC (together with the Company, the “Guarantors”) and the Company’s subsidiaries NCI Group, Inc. and Robertson-Ceco II Corporation (each a “Borrower” and collectively, the “Borrowers”) entered into Amendment No. 3 to the Loan and Security Agreement (the “ABL Loan and Security Agreement”) among the Borrowers, the Guarantors, Wells Fargo Capital Finance, LLC as administrative agent and co-collateral agent, Bank of America, N.A. as co-collateral agent and syndication agent and certain other lenders under the ABL Loan and Security Agreement, in order to amend the ABL Loan and Security Agreement to (i) permit the CENTRIA Acquisition, (ii) permit the entry by the Company into documentation with respect to certain debt financing to be incurred in connection with the CENTRIA Acquisition and the incurrence of debt with respect thereto, (iii) extend the maturity date to June 24, 2019, (iv) decrease the applicable margin with respect to borrowings thereunder and (v) make certain other amendments and modifications to provide greater operational and financial flexibility.

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At both February 1, 2015 and November 2, 2014, our excess availability under the Amended ABL Facility was $119.7 million and $135.4 million, respectively. At both February 1, 2015 and November 2, 2014, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at February 1, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.1 million were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of February 1, 2015 and November 2, 2014 was $17.9 million and $20.3 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at February 1, 2015 and November 2, 2014, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 6.00:1.00 and 2.30:1.00, respectively.

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

At February 1, 2015 and November 2, 2014, the interest rate on our Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $119.7 million available at February 1, 2015 and $50.7 million of cash at February 1, 2015. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $22 million and $26 million for the remainder of fiscal 2015 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the first fiscal quarter of 2015 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

Our corporate strategy seeks potential acquisitions that would provide additional synergies in our metal coil coating, metal components and engineered building systems segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt. See “— Acquisition of CENTRIA” below.

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

We have entered into a cash collateral agreement with PNC Bank to secure existing CENTRIA letters of credit until they expire. The restricted cash is invested in a bank account with PNC Bank as the secured party. As of February 1, 2015, we had restricted cash in the amount of $1.0 million as collateral related to our $1.0 million of letter of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. The letters of credit are not expected to be renewed upon expiration.

Acquisition of CENTRIA

On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, Inc., a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), a Pennsylvania general partnership (“CENTRIA”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash, which includes $10.8 million of cash acquired and working capital adjustments. The purchase price is subject to a 60-day post-closing adjustment to net working capital as of the specified time and as defined in the Interest Purchase Agreement. The purchase price was funded through the issuance of $250.0 million of net indebtedness. CENTRIA is now an indirect, wholly-owned subsidiary of NCI.

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China. See Note 2 — Acquisition to the consolidated financial statements for more information on the CENTRIA Acquisition.

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include “adjusted” operating income (loss), adjusted EBITDA, adjusted net income (loss) per diluted common share and “adjusted” net income (loss) applicable to common shares. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial calculations under our Credit Agreement, Amended ABL Facility and the Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies. The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended February 1, 2015
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$3,977	$8,336	$8,718	$(16,460)	$4,571
Restructuring charges	––	606	871	––	1,477
Strategic development and acquisition related costs	––	–––	––	1,729	1,729
Short lived acquisition method related fair value adjustments	––	972	––	––	972
Adjusted operating income (loss)	$3,977	$9,914	$9,589	$(14,731)	$8,749

	For the Three Months Ended February 2, 2014
			Engineered
	Metal Coil	Metal	Building
	Coating	Components	Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,495	$4,111	$1,640	$(15,414)	$(3,168)
Gain on insurance recovery	(987)	––	––	––	(987)
Secondary offering costs	––	––	––	704	704
Adjusted operating income (loss)	$5,508	$4,111	$1,640	$(14,710)	$(3,451)

The following tables reconcile adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	2nd Quarter May 4, 2014	3rd Quarter August 3, 2014	4th Quarter November 2, 2014	1st Quarter February 1, 2015	Trailing 12 Months February 1, 2015
Net income (loss)	$(4,905)	$6,089	$14,259	$(320)	$15,123
Add:
Depreciation and amortization	8,941	8,994	9,220	9,731	36,886
Consolidated interest expense, net	3,035	3,142	3,053	3,980	13,210
Provision (benefit) for income taxes	(3,057)	2,837	4,215	(490)	3,505
Restructuring charges	––	––	––	1,477	1,477
Gain on insurance recovery	(324)	––	—	—	(324)
Secondary offering costs	50	––	—	—	50
Strategic development and acquisition related costs	––	1,486	3,512	1,729	6,727
Short lived acquisition method inventory fair value adjustments	––	––	––	583	583
Non-cash charges:
Stock-based compensation	2,563	2,404	2,022	2,933	9,922
Adjusted EBITDA	$6,303	$24,952	$36,281	$19,623	$87,159

	2nd Quarter April 28, 2013	3nd Quarter July 28, 2013	4th Quarter November 3, 2013	1st Quarter February 2, 2014	Trailing 12 Months February 2, 2014

Net income (loss)	$(5,342)	$(12,192)	$8,276	$(4,258)	$(13,516)
Add:
Depreciation and amortization	8,809	9,066	9,012	8,767	35,654
Consolidated interest expense, net	6,149	5,130	3,334	3,100	17,713
Provision (benefit) for income taxes	(2,506)	(9,933)	5,410	(2,506)	(9,535)
Debt extinguishment costs, net	––	21,491	––	––	21,491
Gain on insurance recovery	––	––	(1,023)	(987)	(2,010)
Unreimbursed business interruption costs	––	––	500	––	500
Secondary offering costs			––	704	704
Non-cash charges:
Stock-based compensation	3,445	3,448	4,565	3,179	14,637
Embedded derivative	(4)	(50)	––	––	(54)
Adjusted EBITDA	$10,551	$16,960	$30,074	$7,999	$65,584

The following tables reconcile adjusted diluted income (loss) per common share to loss per diluted common share and adjusted income (loss) applicable to common shares to loss applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Net loss per diluted common share, GAAP basis	$(0.00)	$(0.06)
Gain on insurance recovery, net of taxes	––	(0.01)
Secondary offering costs, net of taxes	––	0.01
Foreign exchange loss, net of taxes	––	0.01
Strategic development and acquisition related costs, net of taxes	0.01	––
Restructuring charges, net of taxes	0.01	––
Short lived acquisition method related fair value adjustments, net of taxes	0.01	––
Adjusted net income (loss) per diluted common share	$0.03	$(0.05)

	Fiscal Three Months Ended
	February 1, 2015	February 2, 2014
Net loss applicable to common shares, GAAP basis	$(320)	$(4,258)
Gain on insurance recovery, net of taxes	––	(608)
Secondary offering costs, net of taxes	––	434
Foreign exchange loss, net of taxes	––	442
Strategic development and acquisition related costs, net of taxes	1,065	––
Restructuring charges, net of taxes	910	––
Short lived acquisition method related fair value adjustments, net of taxes	599	––
Adjusted net income (loss) applicable to common shares	$2,254	$(3,990)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of February 1, 2015, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

As a result of the CENTRIA Acquisition on January 16, 2015, there have been significant changes in our contractual obligations since November 2, 2014. The following table shows our contractual obligations as of February 1, 2015 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year (1)	1 – 3 years	4 – 5 years	More than 5 years
Total debt(2)	$484,791	$1,788	$4,768	$228,235	$250,000
Interest payments on debt(3)	218,073	23,880	63,491	59,013	71,689
Operating leases	34,969	7,789	14,937	6,744	5,499
Other purchase obligations(4)	1,814	1,378	436	––	––
Projected pension obligations(5)	17,084	1,142	3,205	3,364	9,373
Other long-term obligations(6)	353	113	225	15	––
Total contractual obligations	$757,084	$36,090	$87,062	$297,371	$336,561

(1)	Represents contractual obligations for the remaining fiscal periods ended November 1, 2015.

(2)	Reflects amounts outstanding under the Credit Agreement, the Amended ABL Facility and the Notes.

(3)	Interest payments were calculated based on rates in effect at February 1, 2015 for variable rate obligations.

(4)	Includes various agreements for steel delivery obligations and gas contracts. In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

(5)	Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the applicable plan and bond rates. Includes obligations in respect of the RCC Pension Plan, the CENTRIA Benefit Plans and the CENTRIA multi-employer plan.

(6)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

See Note 13 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation, contingencies, beneficial conversion features and dividend policy and convertible preferred stock extinguishment policy, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 2, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in FASB Accounting Standards Codification 718, Compensation - Stock Compensation, as it relates to such awards. ASU 2014-12 is effective for our first quarter in fiscal 2017, with early adoption permitted. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended February 1, 2015, steel constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils1. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.

Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

With steel accounting for approximately 69% of our cost of sales for the fiscal three months ended February 1, 2015, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.7 million for the three months ended February 1, 2015, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

__________

[1]	Galvalume® is a registered trademark of Biec International, Inc.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At February 1, 2015, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At February 1, 2015, we had $234.8 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.3 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at February 1, 2015 was approximately $232.4 million compared to the face value of $234.8 million. The fair value of our Credit Agreement at November 2, 2014 was approximately $230.1 million compared to the face value of $235.4 million. The fair value of the Notes, due January 2023, at February 1, 2015 was approximately $253.8 million compared to the face value of $250.0 million.

See Note 13 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement gains (losses) for the three month period ended February 1, 2015 was $(0.9) million. Net foreign currency re-measurement losses for the three month period ended February 2, 2014 was $(0.2) million.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for both the three month period ended February 1, 2015 and February 2, 2014 was $(0.5) million. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for both the three month period ended February 1, 2015 and February 2, 2014 was $(0.3) million.

With the CENTRIA Acquisition, we now have operations in China and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of February 1, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the CENTRIA Acquisition, on January 16, 2015. CENTRIA represents approximately 7.1% of our total assets as of February 1, 2015 and 2.6% and 239.8% of revenues and net income (loss), respectively, for the three month period then ended. The CENTRIA Acquisition had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of February 1, 2015 excluded an assessment of the internal control over financial reporting of CENTRIA.

We are now in the process of integrating CENTRIA’s operations including internal controls and processes. We are in the process of extending to CENTRIA our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.

Except for the CENTRIA Acquisition, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 18, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 2, 2014. The risks disclosed in our previous Annual Report on Form 10-K and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended November 2, 2014. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 2, 2014.

If we are unable to enforce our intellectual property rights, or if such intellectual property rights become obsolete, our competitive position could be adversely affected.

We utilize a variety of intellectual property rights in our services. We have a number of United States copyrights, patents, foreign patents, pending patent and copyright applications and other proprietary rights, including those relating to metal roofing systems, metal overhead doors, our pier and header system, our Long Bay® System and our building estimating and design system. CENTRIA, which we acquired in January 2015, also has a number of U.S. patents, including for its composite joinery apparatus. We and CENTRIA also have a number of registered trademarks and pending registrations in the United States. In addition, CENTRIA has exclusively licensed certain metal building cladding technology from Proclad Enterprises Ltd., which, under certain circumstances, may be converted to a non-exclusive license. We view this portfolio of owned and licensed process and design technologies as one of our competitive strengths. We may not be able to successfully preserve these intellectual property rights in the future and these rights could be invalidated, circumvented, or challenged.

There can be no assurance that the efforts we have taken to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights or those acquired from CENTRIA, or if there are any successful intellectual property challenges or infringement proceedings against us, including in connection with intellectual property of CENTRIA, our business and revenue could be materially and adversely affected.

We may also be subject to future claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. If there is a claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely or cost-efficient basis, our business and competitive position may be adversely affected.

The integration of the CENTRIA business may present significant challenges or result in increased costs.

There is a significant degree of difficulty inherent in the process of integrating the CENTRIA business. These difficulties include:

•	the challenge of integrating the CENTRIA business while also effectively carrying on the ongoing operations of our and CENTRIA’s business;
•	the challenge of integrating the business cultures of each company;
•	the challenge of optimizing our footprint, particularly in areas of geographic overlap;
•	the challenges of managing customer relationships smoothly and maintaining customer accounts;
•	difficulties encountered in any internal reorganization that we may undertake after the CENTRIA Acquisition;
•	the challenge and cost of integrating CENTRIA’s benefit, compensation and pension plans with our plans, including any withdrawal liabilities associated with CENTRIA’s multiemployer pension plans;
•	the challenge and cost associated with determining and eliminating unnecessary duplication and overlap between the two companies’ operations;
•	the challenge and cost of integrating the information technology and financial management systems of each company; and
•	the potential difficulty in retaining key officers and sales personnel of CENTRIA.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our or CENTRIA’s existing businesses and may require us to incur substantial out-of-pocket costs. Members of senior management may be required to devote considerable amounts of time and attention to this integration process, which will decrease the time they will have to manage our business, service existing customers, attract new customers, develop new services or strategies and manage risk. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, the combined business could suffer.

We cannot guarantee that this integration will be able to identify and resolve all issues in the integration time frame contemplated, or at all, or that the integration will not cost more than we have budgeted. Any delay in integrating CENTRIA may have an adverse effect on our results of operations or financial condition.

We may not realize the anticipated synergies, cost savings and growth opportunities from the CENTRIA Acquisition.

The benefits that we expect to achieve as a result of the CENTRIA Acquisition will depend, in part, on our ability to realize anticipated growth opportunities and synergies due to cost reductions, alignment of the purchase terms and logistics and pricing optimization. Our success in realizing these growth opportunities and synergies, and the timing of this realization, depends on the successful integration of the CENTRIA business and operations. Even if we successfully integrate the CENTRIA business with our existing operations, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration within the anticipated time frame or at all. For example, we may be unable to eliminate duplicative costs or could lose suppliers or customers if they do not accept the measures we intend to implement to achieve the anticipated synergies. Moreover, we expect to incur substantial one-time expenses in connection with the integration of CENTRIA’s business. While we anticipate that certain expenses will be incurred, such expenses are difficult to estimate accurately and may exceed current estimates. Accordingly, the benefits from the CENTRIA Acquisition may be offset by costs or delays incurred in integrating the businesses.

Any charges to earnings resulting from acquisition, restructuring and integration costs or to historical factors at the CENTRIA business may adversely affect our financial results.

We will account for the completion of the CENTRIA Acquisition using the acquisition method of accounting. We have preliminarily allocated the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the CENTRIA Acquisition have preliminarily recorded the excess, if any, of the purchase price over those fair values as goodwill. Until our purchase price allocations are finalized for an acquisition (generally about one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment. As we complete the acquisition method accounting process, our allocations of the purchase price may change, and may change materially. Our financial results could be adversely affected by a number of adjustments required in acquisition method accounting.

If infrastructure and network systems integration and planning related to the CENTRIA Acquisition cost more than the amounts that have been budgeted, our business, financial condition and results of operations could be adversely affected. Interruptions to or other problems with our website and interactive user interface, information technology systems or other operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability, consistency, security and availability of our websites, information technology systems and other operations are critical to our reputation and brand and our ability to effectively service our customers. Any interruptions or other problems that cause any of our websites or information technology systems to malfunction, be unavailable or negatively impact our manufacturing processes or other operations, may damage our reputation and brand, result in lost revenue, cause us to incur significant costs seeking to remedy the problem and otherwise substantially harm our business and results of operations.

Moreover, the business interruption insurance that we carry may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our service as a result of system failures.

We have substantial debt and may incur substantial additional debt, which could adversely affect our financial health, reduce our profitability, limit our ability to obtain financing in the future and pursue certain business opportunities and make payments on our indebtedness.

We have substantial indebtedness, which increased as a result of the CENTRIA Acquisition. As of February 1, 2015, we had total indebtedness (comprising long-term debt and current portion of long-term debt) of approximately $484.8 million.

The amount of our debt or such other obligations could have important consequences for us, including, but not limited to:

•	a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for other purposes;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or general corporate purposes and our ability to satisfy our obligations with respect to our outstanding indebtedness may be impaired in the future;

•	we are exposed to the risk of increased interest rates because a portion of our borrowings is at variable rates of interest;

•	we may be at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns;

•	our ability to refinance indebtedness may be limited or the associated costs may increase;

•	our ability to engage in acquisitions without raising additional equity or obtaining additional debt financing may be impaired in the future;

•	it may be more difficult for us to satisfy our obligations to our creditors, resulting in possible defaults on and acceleration of such indebtedness;

•	we may be more vulnerable to general adverse economic and industry conditions; and

•	our flexibility to adjust to changing market conditions and our ability to withstand competitive pressures could be limited, or we may be prevented from making capital investments that are necessary or important to our operations in general, growth strategy and efforts to improve operating margins of our business units.

If we cannot service our debt, we will be forced to take actions such as reducing or delaying acquisitions and/or capital expenditures, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We can give you no assurance that we can do any of these things on satisfactory terms or at all.

The Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes contain restrictions and limitations that could significantly impact our ability and the ability of most of our subsidiaries to engage in certain business and financial transactions.

Indenture Governing the Notes. The indenture governing the Notes contains restrictive covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem stock or make other distributions;

•	voluntarily repurchase, prepay or redeem subordinated indebtedness;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	create restrictions on the ability of our restricted subsidiaries to pay dividends to us or make other intercompany transfers;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

Term Loan Facility and Amended ABL Facility. The Term Loan Facility and the Amended ABL Facility contain a number of covenants that limit our ability and the ability of our restricted subsidiaries (in the case of the Term Loan Facility) or subsidiaries (in the case of the ABL Facility) to:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends, redeem stock or make other distributions;

•	voluntarily repurchase, prepay or redeem subordinated indebtedness or, in the case of the Amended ABL Facility, any indebtedness;

•	make investments;

•	create liens;

•	transfer or sell assets;

•	create restrictions on the ability of our subsidiaries (in the case of the ABL Facility) and our restricted subsidiaries (in the case of the Term Loan Facility) to pay dividends to us or make other intercompany transfers;

•	make negative pledges;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates; and

•	in the case of the Term Loan Facility, designate subsidiaries as unrestricted subsidiaries.

We are required to make mandatory pre-payments under the Term Loan Facility upon the occurrence of certain events including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in our Term Loan Facility.

Under the Amended ABL Facility, a “Dominion Event” occurs if either an event of default is continuing or excess availability falls below certain levels, during which period, and for certain periods thereafter, the administrative agent may apply all amounts in NCI’s concentration account to the repayment of the loans outstanding under the Amended ABL Facility, subject to an intercreditor agreement between the lenders under the Term Loan Facility and the Amended ABL Facility. In addition, during a Dominion Event, we are required to make mandatory repayments on the Amended ABL Facility upon the occurrence of certain events, including the sale of assets and the issuance of debt, in each case subject to certain limitations and conditions set forth in the Amended ABL Facility and the intercreditor agreement. If excess availability under the Amended ABL Facility falls below certain levels, our asset-based loan facility also requires us to satisfy set financial tests relating to our fixed charge coverage ratio.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise could restrict our activities. In addition, under certain circumstances and subject to the limitations set forth in the Term Loan Facility, the Term Loan Facility requires us to pay down our term loan to the extent we generate excess positive cash flow each fiscal year. These restrictions could also adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that would be in our interest.

Our failure to comply with obligations under the indenture governing the Notes, the Amended ABL Facility or the Term Loan Facility would result in an event of default under the indenture, the Amended ABL Facility or the Term Loan Facility, as applicable. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Despite our indebtedness levels, we and our subsidiaries may be able to incur substantially more indebtedness, which may increase the risks to our financial condition created by our substantial indebtedness.

The terms of the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes provide us and our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. As of February 1, 2015, we had total indebtedness (comprising long-term debt and current portion of long-term debt) of approximately $484.8 million. In particular, if we or our subsidiaries are in compliance with certain incurrence ratios set forth in the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes, we may be able to incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of February 1, 2015, we were able to borrow up to approximately $119.7 million under the Amended ABL Facility. All of these borrowings under the Amended ABL Facility would be secured.

We may not be able to repurchase the Notes upon a change of control.

Upon the occurrence of a change of control event specified in the indenture governing the Notes, we will be required to offer to repurchase all outstanding Notes (unless otherwise redeemed) at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. It is possible, however, that we will not have sufficient funds available at the time of the change of control to make the required repurchase of Notes. We may be unable to repay all of that indebtedness or to obtain such consent. Any requirement to offer to repurchase outstanding Notes may therefore require us to refinance our other outstanding debt, which we may not be able to do on commercially reasonable terms, if at all. A change of control may constitute an event of default under the Term Loan Facility and the Amended ABL Facility. In addition, our failure to repurchase the Notes after a change of control in accordance with the terms of the indenture governing the Notes would constitute an event of default under such indenture, which in turn would result in a default under the Amended ABL Facility and the Term Loan Facility, and could ultimately result in the acceleration of the indebtedness represented by the Notes and under the Term Loan Facility and the Amended ABL Facility.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability, decrease our liquidity and impact our solvency.

Our indebtedness under the Amended ABL Facility will bear interest at variable rates and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility will bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of February 1, 2015, assuming all Amended ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percent change in interest rates would result in approximately a $3.5 million change in annual interest expense on the Term Loan Facility and the Amended ABL Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or the Notes, if any, could cause the liquidity or market value of the Notes to decline.

The Notes have been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. Our debt securities, including the Notes, and our debt facilities may in the future be rated by additional rating agencies. We cannot assure you that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as an adverse change to our business, so warrant. The interest rates and other terms within our current credit agreements are not impacted by rating agency actions. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could reduce the liquidity or market value of our outstanding Notes and make our ability to raise new funds or renew maturing debt more difficult.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

Although we believe that our current cash position and the additional committed funding available under our Amended ABL Facility is sufficient for our current operations, any reductions in our available borrowing capacity, or our inability to renew or replace our debt facilities, when required or when business conditions warrant, could have a material adverse effect on our business, financial condition and results of operations. The economic conditions, credit market conditions and economic climate affecting our industry, as well as other factors, may constrain our financing abilities. Our ability to secure additional financing, if available, and to satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, the availability of credit generally, economic conditions and financial, business and other factors, many of which are beyond our control. The market conditions and the macroeconomic conditions that affect our industry could have a material adverse effect on our ability to secure financing on favorable terms, if at all.

We may be unable to secure additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under the indebtedness outstanding from time to time. Furthermore, if financing is not available when needed, or is available on unfavorable terms, we may be unable to take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution.

Our ability to access future financing also may be dependent on regulatory restrictions applicable to banks and other institutions subject to U.S. federal banking regulations, even if the market would otherwise be willing to provide such financing.

We have obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002. Fulfilling these obligations is expensive and time-consuming, and any delays or difficulties in satisfying these obligations could have a material adverse effect on our future results of operations.

We completed our initial public offering in fiscal 1992. As a public company, we are subject to the reporting and corporate governance requirements, NYSE listing standards and the Sarbanes-Oxley Act of 2002, that apply to issuers of listed equity, which imposes certain compliance costs and obligations upon us. Being a public company entails higher auditing, accounting and legal fees and expenses, investor relations expenses, directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses, than for a non-public company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the first quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
November 3, 2014 to November 30, 2014	—	—	—	129,218
December 1, 2014 to December 28, 2014	84,208	$18.01	—	129,218
December 29, 2014 to February 1, 2015	—	—	—	129,218
Total	84,208	$18.01	—	129,218

__________

(1)	Represents shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.
(2)	Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. At February 1, 2015, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 11, 2015	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

2.1	Interest Purchase Agreement, dated as of November 7, 2014, by and among NCI Group, Inc., Steelbuilding.com, Inc., SMST Management Corp., Riverfront Capital Fund and CENTRIA (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.1	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.2	Commitment Letter, dated as of November 7, 2014, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS AG, Stamford Branch, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.3	Indenture, dated as of January 16, 2015, between NCI Building Systems, Inc., NCI Group, Inc., Robertson-Ceco II Corporation, Steelbuilding.com, Inc. and Wilmington Trust, National Association (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)
4.4	First Supplemental Indenture, dated as of January 16, 2015, among NCI Building Systems, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association (filed as Exhibit 4.2 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)
4.5	Second Supplemental Indenture, dated as of January 16, 2015, among NCI Building Systems, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association (filed as Exhibit 4.3 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)
10.1	Form of Restricted Stock and Performance Share Award Agreement (filed as Exhibit 99.1 to NCI’s Current Report on Form 8-K dated December 17, 2014 and incorporated by reference herein)
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________

*	Filed herewith
**	Furnished herewith

