Form 10-Q
period 2015-08-02
NCI BUILDING SYSTEMS INC
filed 2015-09-04
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2015

or

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

Common Stock, $.01 par value - 74,082,045 shares as of August 31, 2015.

i

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	August 2, 2015	November 2, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,277	$66,651
Restricted cash	980	—
Accounts receivable, net	161,546	136,923
Inventories, net	164,251	131,497
Deferred income taxes	24,134	21,447
Income tax receivable	3,698	—
Prepaid expenses and other	32,051	22,773
Investments in debt and equity securities, at market	5,821	5,549
Assets held for sale	6,261	5,690
Total current assets	447,019	390,530
Property, plant and equipment, net	266,239	244,714
Goodwill	193,569	75,226
Intangible assets, net	126,823	44,923
Deferred financing costs, net	11,545	3,290
Total assets	$1,045,195	$758,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,384
Note payable	1,026	418
Accounts payable	146,563	118,164
Accrued compensation and benefits	58,639	50,666
Accrued interest	2,041	1,820
Other accrued expenses	85,649	72,259
Total current liabilities	293,918	245,711
Long-term debt, net	454,147	233,003
Deferred income taxes	23,856	20,219
Other long-term liabilities	22,262	13,208
Total long-term liabilities	500,265	266,430
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 74,526,431 and 73,769,095 shares issued at August 2, 2015 and November 2, 2014, respectively; 74,082,045 and 73,530,295 shares outstanding at August 2, 2015 and November 2, 2014, respectively	745	737
Additional paid-in capital	639,051	630,297
Accumulated deficit	(372,138)	(371,550)
Accumulated other comprehensive loss, net	(9,170)	(8,739)
Treasury stock, at cost (444,386 and 238,800 shares at August 2, 2015 and November 2, 2014, respectively)	(7,476)	(4,203)
Total stockholders’ equity	251,012	246,542
Total liabilities and stockholders’ equity	$1,045,195	$758,683

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Sales	$420,789	$361,626	$1,103,862	$978,092
Cost of sales	319,102	282,061	852,789	781,016
Fair value adjustment of acquired inventory	1,000	—	2,358	—
Gain on insurance recovery	—	—	—	(1,311)
Gross profit	100,687	79,565	248,715	198,387
Engineering, selling, general and administrative expenses	74,520	64,864	210,424	190,340
Intangible asset amortization (including amortization of short lived acquired intangibles)	5,338	1,013	11,206	3,040
Strategic development and acquisition related costs	701	1,486	3,058	1,486
Restructuring costs	750	—	3,695	—
Income from operations	19,378	12,202	20,332	3,521
Interest income	14	60	53	110
Interest expense	(8,149)	(3,203)	(20,448)	(9,388)
Foreign exchange loss	(610)	(360)	(2,021)	(799)
Other income, net	107	227	439	756
Income (loss) before income taxes	10,740	8,926	(1,645)	(5,800)
Provision (benefit) from income taxes	3,520	2,837	(1,057)	(2,726)
Net income (loss)	$7,220	$6,089	$(588)	$(3,074)
Net income allocated to participating securities	(60)	(50)	—	—
Net income (loss) applicable to common shares	$7,160	$6,039	$(588)	$(3,074)

Income (loss) per common share:
Basic	$0.10	$0.08	$(0.01)	$(0.04)
Diluted	$0.10	$0.08	$(0.01)	$(0.04)
Weighted average number of common shares outstanding:
Basic	73,341	72,928	73,170	73,093
Diluted	74,336	74,393	73,170	73,093

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Comprehensive income (loss):
Net income (loss)	$7,220	$6,089	$(588)	$(3,074)
Other comprehensive income (loss), net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(431)	(6)	(431)	(227)
Other comprehensive loss	(431)	(6)	(431)	(227)
Comprehensive income (loss)	$6,789	$6,083	$(1,019)	$(3,301)

(1)
Foreign exchange translation losses and other are presented net of taxes of $0 in both the three months ended August 2, 2015 and August 3, 2014 and $0 in both the nine months ended August 2, 2015 and August 3, 2014.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 2, 2014	73,769,095	$737	$630,297	$(371,550)	$(8,739)	(238,800)	$(4,203)	$246,542
Treasury stock purchases	—	—	—	—	—	(205,586)	(3,273)	(3,273)
Issuance of stock awards	396,383	4	(4)	—	—	—	—	—
Issuance of restricted stock	320,953	3	(3)	—	—	—	—	—
Stock options exercised	40,000	1	353	—	—	—	—	354
Excess tax benefits from share-based compensation arrangements	—	—	706	—	—	—	—	706
Foreign exchange translation loss and other, net of taxes	—	—	—	—	(431)	—	—	(431)
Share-based compensation	—	—	7,702	—	—	—	—	7,702
Net loss	—	—	—	(588)	—	—	—	(588)
Balance, August 2, 2015	74,526,431	$745	$639,051	$(372,138)	$(9,170)	(444,386)	$(7,476)	$251,012

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014
Cash flows from operating activities:
Net loss	$(588)	$(3,074)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	38,038	26,702
Deferred financing cost amortization	1,006	830
Share-based compensation expense	7,702	8,146
Gain on insurance recovery	—	(1,311)
(Gain) loss on sale of property, plant and equipment	(15)	41
(Recovery of) provision for doubtful accounts	(645)	334
Provision for (benefit from) deferred income taxes	5,625	(3,109)
Excess tax benefits from share-based compensation arrangements	(706)	(549)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	13,254	1,503
Inventories	(1,910)	(14,474)
Income tax receivable	(2,634)	(2)
Prepaid expenses and other	1,071	(1,287)
Accounts payable	493	(29,367)
Accrued expenses	(22,106)	5,529
Other, net	6	34
Net cash provided by (used in) operating activities	38,591	(10,054)
Cash flows from investing activities:
Acquisition, net of cash acquired	(247,123)	—
Capital expenditures	(15,330)	(14,529)
Proceeds from sale of property, plant and equipment	28	—
Proceeds from insurance	—	1,311
Net cash used in investing activities	(262,425)	(13,218)
Cash flows from financing activities:
Proceeds from stock options exercised	354	—
Issuance of debt	250,000	—
Payments on term loan	(31,240)	(1,792)
Payments on note payable	(1,103)	(1,172)
Proceeds from Amended ABL Facility	—	72,000
Payments on Amended ABL Facility	—	(72,000)
Payment of financing costs	(9,218)	(67)
Excess tax benefits from share-based compensation arrangements	706	549
Purchase of treasury stock	(3,273)	(23,791)
Net cash provided by (used in) financing activities	206,226	(26,273)
Effect of exchange rate changes on cash and cash equivalents	(766)	(227)
Net decrease in cash and cash equivalents	(18,374)	(49,772)
Cash and cash equivalents at beginning of period	66,651	77,436
Cash and cash equivalents at end of period	$48,277	$27,664

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 2, 2015
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended August 2, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending November 1, 2015. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

Our sales arrangements do not include a general right of return of the delivered product(s). In certain cases, the cancellation terms of a job order provide us with the opportunity to bill for certain incurred costs. In those instances, revenue is not recognized until all revenue recognition criteria are met, including reasonable assurance of collectability.

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

NOTE 2 — ACQUISITION

On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, LLC, a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), a Pennsylvania general partnership (“CENTRIA”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash. The purchase price is subject to a post-closing adjustment to net working capital as provided in the Interest Purchase Agreement. The purchase price was funded through the issuance of $250.0 million of new indebtedness. See Note 12 — Long-Term Debt and Note Payable. CENTRIA is now an indirect, wholly-owned subsidiary of NCI.

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the period from January 16, 2015 to August 2, 2015, CENTRIA contributed revenue of $121.1 million and operating loss of $3.7 million. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.

We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. In accordance with ASC Topic 805, "Business Combinations", the unaudited pro forma financial information for the three and nine month periods ended August 2, 2015 and August 3, 2014 assumes the acquisition was completed on November 4, 2013, the first day of fiscal year 2014.

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

The following table shows our unaudited pro forma financial information for the three and nine month periods ended August 2, 2015 and August 3, 2014 (in thousands, except per share amounts):

	Unaudited Pro Forma
	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Sales	$420,789	$425,000	$1,148,348	$1,145,484
Net income (loss) applicable to common shares	7,547	3,368	(3,727)	(11,718)
Income (loss) per common share
Basic	0.10	0.05	(0.05)	(0.16)
Diluted	$0.10	$0.05	$(0.05)	$(0.16)

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

(In thousands)	January 16, 2015
Current assets	$83,453
Property, plant and equipment	34,127
Intangible assets	93,030
Assets acquired	$210,610
Current liabilities	$64,331
Other liabilities	8,893
Liabilities assumed	$73,224
Fair value of net assets acquired	$137,386
Total consideration paid	255,841
Goodwill	$118,455

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Useful Lives
Backlog	$8,000	9 months
Trade names	15,620	15 years
Customer lists and relationships	69,410	20 years
	$93,030

These intangible assets are amortized on a straight-line basis.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. We include the results of the CENTRIA Acquisition in the metal components segment. Goodwill of $118.5 million was recorded in our metal components segment. Additionally, because the entity acquired was treated as a partnership for tax purposes, the tax basis of the acquired assets and liabilities has been adjusted to their fair value and goodwill will be deductible for tax purposes.

For all of our intangibles, including those recently acquired as part of the CENTRIA Acquisition and from prior acquisitions, the weighted average estimated useful life is 17.5 years. We recognized $11.2 million in amortization expense for all intangibles during the nine months ended August 2, 2015. Total accumulated amortization was $31.7 million at August 2, 2015. We expect to recognize amortization expense over the next five fiscal years as follows (in millions):

August 3, 2015 to November 1, 2015	$3,921
2016	7,905
2017	7,905
2018	7,905
2019	7,905

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can still adopt the amendments as of the original effective date. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820); Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and certain related disclosures. The update requires retrospective application and is effective for our fiscal year ended October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2015, the FASB issues ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and is effective for our fiscal year ended October 28, 2018. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

NOTE 4 —RESTRUCTURING

During the first quarter of fiscal 2015, we approved a plan to consolidate our three engineered buildings systems manufacturing facilities in Tennessee, closing the Caryville facility. We have incurred severance and facility costs at the Caryville facility of approximately $1.6 million during the first nine months of fiscal 2015. We completed the closing of the Caryville facility during March 2015. In addition, during the first nine months of fiscal 2015, we incurred severance related costs of $1.5 million, $0.2 million and $0.2 million in the metal components segment, engineered building systems segment and metal coil coating segment, respectively, primarily in an effort to streamline our management and manufacturing structure to better serve our customers. The following table summarizes our restructuring plan costs and charges related to the restructuring plan during the fiscal nine months ended August 2, 2015 (in thousands):

	Fiscal Three Months Ended
	February 1, 2015	May 3, 2015	August 2, 2015	Cost Incurred To Date	Remaining Anticipated Cost	Total Anticipated Cost
General severance	$606	$764	$750	$2,120	$669	$2,789
Plant closing severance	$871	$704	$—	$1,575	$—	$1,575
Total restructuring costs	$1,477	$1,468	$750	$3,695	$669	$4,364

The following table summarizes our restructuring liability and cash payments made related to the restructuring plan (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at February 1, 2015	$—	$999	$999
Costs incurred	1,875	300	2,175
Cash payments	(2,230)	(1,238)	(3,468)
Accrued severance(1)	535	—	535
Balance at August 2, 2015	$180	$61	$241

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

NOTE 5 — RESTRICTED CASH

We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of August 2, 2015, we had restricted cash in the amount of approximately $1.0 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See Note 12 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Amended ABL Facility. Restricted cash as of August 2, 2015 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.

NOTE 6 — INVENTORIES

The components of inventory are as follows (in thousands):

	August 2, 2015	November 2, 2014
Raw materials	$114,928	$93,367
Work in process and finished goods	49,323	38,130
	$164,251	$131,497

NOTE 7 — ASSETS HELD FOR SALE

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The carrying value of assets held for sale (representing idled facilities) is $6.3 million and $5.7 million at August 2, 2015 and November 2, 2014, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at August 2, 2015.

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in additional impairments if market conditions deteriorate.

NOTE 8 — SHARE-BASED COMPENSATION

Restricted Stock and Performance Awards

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. As of August 2, 2015 and August 3, 2014, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over three to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

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

The fair value of the 2014 Executive Awards is based on the Company’s stock price as of the date of grant. A portion of the compensation cost of the 2014 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the nine months ended August 2, 2015, we granted PSUs with a fair value of approximately $3.7 million.

On August 1, 2012, we granted performance stock unit awards with a fair value of $12.0 million or 1,027,500 units. The performance period ended June 30, 2015 and earned PSU shares vested on July 15, 2015 with an actual payout of 52.675% or 541,240 units. 281,842 shares, net of 114,541 shares withheld for taxes, were issued in July 2015. The remaining 144,857 shares were deferred under the Company's Deferred Compensation Plan. See Deferred Compensation below.

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended August 2, 2015 and August 3, 2014, we granted time-based restricted stock awards with a fair value of $6.6 million, representing 389,323 shares, and $2.6 million, representing 147,424 shares, respectively.

Also in December 2014, we granted Performance Share Awards to our key employees that will be paid 50% in cash and 50% in stock (“2014 Key Employee Awards”). The final number of 2014 Key Employee Awards earned for these awards granted in December 2014 will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. These 2014 Key Employee Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The 2014 Key Employee Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2014 Key Employee Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the nine months ended August 2, 2015, we granted 2014 Key Employee Awards with an equity fair value of $1.5 million and a cash value of $1.7 million.

During the nine month periods ended August 2, 2015 and August 3, 2014, we recorded stock-based compensation expense for all awards of $7.7 million and $8.1 million, respectively. During the nine month periods ended August 2, 2015 and August 3, 2014, we granted 10,543 and 5,058 stock options, respectively, and the grant-date fair value of options granted during the nine month periods ended August 2, 2015 and August 3, 2014 was $7.91 and $9.09, respectively. There were 40,000 options exercised during the nine months ended August 2, 2015. Cash received from the option exercises was $0.4 million during the nine months ended August 2, 2015. The actual tax benefit realized for the tax deductions from option exercises totaled $0.1 million for the nine months ended August 2, 2015.

Deferred Compensation

The Company amended its Deferred Compensation Plan to allow deferral of vested 2012 PSU awards. In connection with this amendment, the Company will hold 144,857 shares in its treasury shares until participants are eligible to receive benefits under the terms of the plan. In accordance with the terms of the plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of shares held on the participant’s behalf.

NOTE 9 — EARNINGS (LOSS) PER COMMON SHARE

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Numerator for Basic and Diluted Income (Loss) Per Common Share(1)
Net income (loss)	$7,220	$6,089	$(588)	$(3,074)
Less net income allocated to participating securities	(60)	(50)	—	—
Net income (loss) allocated to common shares	$7,160	$6,039	$(588)	$(3,074)
Denominator for Basic and Diluted Income (Loss) Per Common Share
Weighted average basic number of common shares outstanding	73,341	72,928	73,170	73,093
Common stock equivalents:
Employee stock options	650	756	—	—
PSUs and Performance Share Awards	345	709	—	—
Weighted average diluted number of common shares outstanding	74,336	74,393	73,170	73,093
Basic income (loss) per common share	$0.10	$0.08	$(0.01)	$(0.04)
Diluted income (loss) per common share	$0.10	$0.08	$(0.01)	$(0.04)

(1)
Participating securities consist of the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in the nine months ended August 2, 2015 and August 3, 2014. The unvested Common Stock related to our Incentive Plan will be allocated earnings when applicable.

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. There was no income amount attributable to unvested restricted stock for the nine month period ended August 2, 2015 and August 3, 2014, as the unvested restricted stock does not contractually share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.

For the nine month period ended August 2, 2015 and August 3, 2014, all outstanding options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 10 — WARRANTY

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

The following table represents the rollforward of our acquired accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014
Beginning balance	$23,685	$22,673
Warranties sold	2,022	2,178
Revenue recognized	(2,025)	(1,540)
Other(1)	1,609	—
Ending balance	$25,291	$23,311

(1)
Represents the preliminary fair value of accrued warranty obligations in the amount of $1.6 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on both a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

NOTE 11 — DEFINED BENEFIT PLANS

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

The following table sets forth the components of the net periodic benefit cost (in thousands):

Fiscal Nine Months Ended August 2, 2015
Interest cost	$1,450
Expected return on assets	(1,653)
Prior service cost amortization	(7)
Unrecognized net loss	1,082
Net periodic benefit cost	$872

During the nine months ended August 2, 2015, we contributed $0.8 million to the RCC Pension Plan. We expect to contribute an additional $0.4 million to the RCC Pension Plan for the remainder of fiscal 2015.

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

The following table sets forth the preliminary funded status of the CENTRIA Benefit Plans and the amounts recognized in the condensed consolidated balance sheet (in thousands):

	Pension Benefits	Other Benefits
	December 31, 2014	December 31, 2014
Fair value of assets	$14,137	$—
Benefit obligation	14,427	8,153
Funded status and net amount recognized	$(290)	$(8,153)

Actuarial assumptions used for the CENTRIA Benefit Plans were as follows:

	Pension Benefits	Other Benefits
	December 31, 2014	December 31, 2014
Assumed discount rate	3.85%	3.50%
Expected rate of return on plan assets	7.75%	N/A

The CENTRIA Benefit Plans weighted-average asset allocations by asset category are as follows:

December 31, 2014
Equity mutual funds	83%
Debt securities	17%
Total	100%

We expect the following benefit payments to be made, which reflect expected future service, as appropriate (in thousands):

Years Ended December 31	Pension Benefits	Other Benefits
2015	$764	$675
2016	702	646
2017	699	694
2018	738	722
2019	780	678
Thereafter	4,263	2,600

Employer contributions – Since January 16, 2015, we have contributed $0.3 million in fiscal 2015 to fund the CENTRIA Benefit Plans.

In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million and the current contract expires on June 1, 2016. If we were to withdraw our participation from this multi-employer plan, we would have a complete withdrawal liability in the amount of $0.7 million.

NOTE 12 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	August 2, 2015	November 2, 2014
Credit Agreement, due June 2019 (variable interest, at 4.25% on August 2, 2015 and November 2, 2014)	$204,147	$235,387
8.25% senior notes, due January 2023	250,000	—
Amended Asset-Based lending facility, due June 2019 (interest at 4.00% on August 2, 2015 and 4.75% on November 2, 2014)	—	—
Current portion of long-term debt	—	(2,384)
Total long-term debt, less current portion	$454,147	$233,003

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

Pursuant to the Amendment, the maturity date of $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both August 2, 2015 and November 2, 2014, the interest rate on the term loan under the Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

Subject to certain exceptions, the term loan under the Amendment will be subject to mandatory prepayment in an amount equal to:

•the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

•50% of annual excess cash flow (as defined in the Amendment), subject to reduction to 0% if specified leverage ratio targets are met.

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

Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 2, 2015 and November 2, 2014, the Company’s excess availability under the Amended ABL Facility was $121.8 million and $135.4 million, respectively. At both August 2, 2015 and November 2, 2014, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at August 2, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.9 million and $8.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of August 2, 2015 and November 2, 2014 was $18.3 million and $20.3 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at August 2, 2015 and November 2, 2014, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.90:1.00 and 3.46:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.

Loans under the Amended ABL Facility bear interest, at NCI’s option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 0.75% to 1.25% depending on the quarterly average excess availability under such facility, and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 1.75% to 2.25% depending on the quarterly average excess availability under such facility.

At August 2, 2015 and November 2, 2014, the interest rate on the Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves.

Deferred Financing Costs

At August 2, 2015 and November 2, 2014, the unamortized balance in deferred financing costs related to the Credit Agreement, the Amended ABL Facility and the Notes was $11.5 million and $3.3 million, respectively.

Insurance Note Payable

As of August 2, 2015 and November 2, 2014, the Company had an outstanding note payable in the amount of $1.0 million and $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 13 — CD&R FUNDS

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

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the nine months ended August 3, 2014. At August 2, 2015 and November 2, 2014, the CD&R Funds owned 58.7% and 58.8%, respectively, of the voting power and Common Stock of the Company.

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

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of August 2, 2015 and November 2, 2014 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	August 2, 2015		November 2, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$204,147	$203,637	$235,387	$230,091
8.25% senior notes, due January 2023	250,000	263,750	—	—

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at August 2, 2015 and November 2, 2014

Money market:   Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of August 2, 2015, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$562	$—	$—	$562
Mutual funds – Growth	826	—	—	826
Mutual funds – Blend	3,003	—	—	3,003
Mutual funds – Foreign blend	760	—	—	760
Mutual funds – Fixed income	—	669	—	669
Total short-term investments in deferred compensation plan	5,151	669	—	5,820
Total assets	$5,151	$669	$—	$5,820
Liabilities:
Deferred compensation plan liability	$—	$(5,474)	$—	$(5,474)
Total liabilities	$—	$(5,474)	$—	$(5,474)

(1)
Unrealized holding losses for the three months ended August 2, 2015 and August 3, 2014 were insignificant and $(0.1) million, respectively. Unrealized holding gains for both the nine months ended August 2, 2015 and August 3, 2014 were $0.1 million. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of August 2, 2015, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 2, 2014, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$731	$—	$—	$731
Mutual funds – Growth	791	—	—	791
Mutual funds – Blend	2,743	—	—	2,743
Mutual funds – Foreign blend	723	—	—	723
Mutual funds – Fixed income	—	561	—	561
Total short-term investments in deferred compensation plan	$4,988	$561	$—	$5,549
Total assets	$4,988	$561	$—	$5,549
Liabilities:
Deferred compensation plan liability	$—	$(6,093)	$—	$(6,093)
Total liabilities	$—	$(6,093)	$—	$(6,093)

(1)	The unrealized holding gain for the fiscal year ended November 2, 2014 was $0.2 million. This unrealized holding gain was primarily offset by changes in the deferred compensation plan liability.

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

NOTE 15 — OPERATING SEGMENTS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: metal coil coating; metal components; and engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements. We include the results of the CENTRIA Acquisition in the metal components segment.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Total sales:
Metal coil coating	$62,383	$68,324	$167,991	$176,898
Metal components	251,191	184,321	645,098	497,599
Engineered building systems	176,519	174,186	469,564	475,834
Intersegment sales	(69,304)	(65,205)	(178,791)	(172,239)
Total sales	$420,789	$361,626	$1,103,862	$978,092
External sales:
Metal coil coating	$26,608	$31,132	$73,816	$81,230
Metal components	221,958	162,180	574,667	437,259
Engineered building systems	172,223	168,314	455,379	459,603
Total sales	$420,789	$361,626	$1,103,862	$978,092
Operating income (loss):
Metal coil coating	$5,497	$6,665	$11,872	$17,053
Metal components	17,025	10,437	32,302	19,107
Engineered building systems	14,363	11,454	25,937	13,129
Corporate	(17,507)	(16,354)	(49,779)	(45,768)
Total operating income	$19,378	$12,202	$20,332	$3,521
Unallocated other expense	(8,638)	(3,276)	(21,977)	(9,321)
Income (loss) before income taxes	$10,740	$8,926	$(1,645)	$(5,800)

	August 2, 2015	November 2, 2014
Total assets:
Metal coil coating	$87,432	$84,519
Metal components	408,021	365,874
Engineered building systems	217,388	209,281
Corporate	332,354	99,009
Total assets	$1,045,195	$758,683

NOTE 16 — CONTINGENCIES

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•industry cyclicality and seasonality and adverse weather conditions;
•challenging economic conditions affecting the nonresidential construction industry;
•volatility in the U.S. economy and abroad, generally, and in the credit markets;
•our ability to service or refinance our existing debt, including the Notes, and obtain future financing;
•our ability to comply with the financial tests and covenants in our existing and future debt obligations;
•operational limitations or restrictions in connection with our debt;
•recognition of asset impairment charges;
•commodity price increases and/or limited availability of raw materials, including steel;
•our ability to make strategic acquisitions accretive to earnings;
•our ability to integrate CENTRIA with the Company's business and to realize the anticipate benefits of such acquisition;
•retention and replacement of key personnel;
•enforcement and obsolescence of intellectual property rights;
•fluctuations in customer demand;
•costs related to environmental clean-ups and liabilities;
•competitive activity and pricing pressure;
•increases in energy prices;
•the volatility of the Company’s stock price;

•	the dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;
•substantial governance and other rights held by our sponsor;
•breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;
•changes in laws or regulations, including the Dodd–Frank Act;

•	our ability to integrate the acquisition of CENTRIA with the Company’s business and to realize the anticipated benefits of such acquisition;
•costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

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

Third Fiscal Quarter

Our third quarter results marked the fifth consecutive quarter of meaningful year-over-year improvement in gross margin and Adjusted EBITDA. Our earnings growth in the quarter is driven equally by increases in our legacy businesses as well as incremental contribution from our CENTRIA acquisition. Our focus on growing and integrating insulated panel products into our building and components businesses as well as improvements we have been making in our production and cost efficiency are resulting in increasing gross margins.

Consolidated revenues increased by approximately 16% from the same period last year. The year-over-year improvement was driven by underlying volume growth in both our legacy engineered building systems and metal components segments, combined with the incremental contribution from CENTRIA, which added approximately $59.3 million to total sales. Our metal components and engineered building systems segments are achieving underlying growth despite headwinds from unusually high precipitation from March through early June, which had a larger negative impact than initially anticipated. These disruptions had a cascading impact on construction schedules and the ability of our customers to accept job site deliveries. In addition, our underlying volume of activity has been offset by the pass through of declining steel prices and due to the $4.5 million decline in third-party revenue in our coatings business.

For market context, low rise new construction starts measured in square feet as reported by Dodge Data & Analytics are down 8% calendar year to date. Even though these measures tend to be revised upward in succeeding periods, we believe the underlying growth we are achieving is outpacing market activity.

All said, we delivered adjusted EBITDA and adjusted diluted earnings per share in the 2015 third quarter that has exceeded prior year’s results by a meaningful amount. With the near term top-line headwinds described earlier, the key driver continues to be margin improvement, not top line growth, as we continue to realize the positive results of our focus on improving our product mix, supply chain management and streamlining our operational efficiency. Gross margin in the third quarter increased by 190 basis points to 23.9% of sales from the same period last year. This is the 5th consecutive quarter demonstrating meaningful year over year improvement in gross margins. We have also kept our engineering, selling, general and administrative expenses relatively flat considering the inclusion of CENTRIA, despite organizational additions and incentive compensation increases.

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

When assessing the state of the metal construction market, we review information from various industry associations, third-party research, and various government reports such as industrial production and capacity utilization. One such industry association is the Metal Building Manufacturers Association (“MBMA”), which provides summary member sales information and promotes the design and construction of metal buildings and metal roofing systems. Another is McGraw-Hill Construction Information Group (“McGraw Hill Construction”), which we review for information regarding actual and forecasted growth in various construction related industries, including the overall nonresidential construction market. McGraw-Hill Construction’s nonresidential construction forecast for calendar 2015, published in July 2015, indicates an expected increase of 5% in square footage as compared to the prior calendar year. This represented a revision of the 2015 forecast published in April 2015, which indicated an expected increase of 10% in square footage as compared to the prior calendar year. Additionally, we review the American Institute of Architects’ (“AIA”) survey for inquiry and billing activity for the industrial, commercial and institutional sectors. AIA’s architectural billing index (“ABI”) is a closely watched metric, as billings growth for architecture services generally leads to construction spending growth in the following 9 to 12 months. An ABI reading above 50 indicates an increase in month-to-month seasonally adjusted billings and a reading below 50 indicates a decrease in month-to-month seasonally adjusted billings. AIA’s ABI published for July 2015 was above 50 at 54.7 and the mixed use component of the index was at 56.8 for July 2015. The mixed use component of the index represents an improvement from April 2015, when the index was 52.0.

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

RESULTS OF OPERATIONS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) metal coil coating; (ii) metal components; and (iii) engineered building systems. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span is included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements. We include the results of the CENTRIA Acquisition in the metal components segment.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, strategic development and acquisition related costs and other (expense) income. See Note 15 — Operating Segments to the consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Total sales:
Metal coil coating	$62,383	$68,324	$167,991	$176,898
Metal components	251,191	184,321	645,098	497,599
Engineered building systems	176,519	174,186	469,564	475,834
Intersegment sales	(69,304)	(65,205)	(178,791)	(172,239)
Total sales	$420,789	$361,626	$1,103,862	$978,092
External sales:
Metal coil coating	$26,608	$31,132	$73,816	$81,230
Metal components	221,958	162,180	574,667	437,259
Engineered building systems	172,223	168,314	455,379	459,603
Total sales	$420,789	$361,626	$1,103,862	$978,092
Operating income (loss):
Metal coil coating	$5,497	$6,665	$11,872	$17,053
Metal components	17,025	10,437	32,302	19,107
Engineered building systems	14,363	11,454	25,937	13,129
Corporate	(17,507)	(16,354)	(49,779)	(45,768)
Total operating income	$19,378	$12,202	$20,332	$3,521
Unallocated other expense	(8,638)	(3,276)	(21,977)	(9,321)
Income (loss) before income taxes	$10,740	$8,926	$(1,645)	$(5,800)

FISCAL THREE MONTHS ENDED AUGUST 2, 2015 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 3, 2014

Consolidated sales increased by 16.4%, or $59.2 million for the three months ended August 2, 2015, compared to the three months ended August 3, 2014. These results were driven by the inclusion of CENTRIA, which contributed $59.3 million of external sales during the three months ended August 2, 2015. This increase also resulted from higher tonnage volumes in both our engineered building systems and our metal components segments partially offset by lower tonnage volumes in our metal coil coating segment during the current period. In general, this increase was partially offset by the continued decline in steel prices experienced during fiscal 2015 which has had an unfavorable impact on our consolidated sales.

Consolidated cost of sales increased by 13.1%, or $37.0 million for the three months ended August 2, 2015, compared to the three months ended August 3, 2014. This increase resulted from the inclusion of CENTRIA which contributed $45.9 million of cost of sales during the three months ended August 2, 2015. This increase was partially offset by lower underlying material costs driven in part by the continued decrease in steel prices experienced during fiscal 2015.

Fair value adjustment of acquired inventory for the three months ended August 2, 2015 was $1.0 million. There was no corresponding amount recorded for the three months ended August 3, 2014.

Gross margin was 23.9% for the three months ended August 2, 2015, compared to 22.0% for the same period in the prior year. The increase in gross margin was the result of continued commercial discipline in the engineered building systems segment, higher margin product mix within our metal components segment, and the inclusion of CENTRIA.

Metal coil coating sales decreased by 8.7%, or $5.9 million, to $62.4 million in the three months ended August 2, 2015, compared to $68.3 million in the same period in the prior year. Sales to third parties for the three months ended August 2, 2015 decreased $4.5 million to $26.6 million from $31.1 million in the same period in the prior year, primarily as a result of a decrease in external tons shipped. Metal coil coating third-party sales accounted for 6.3% of total consolidated third-party sales in the three months ended August 2, 2015, compared to 8.6% in the three months ended August 3, 2014.

Operating income of the metal coil coating segment decreased to $5.5 million in the three months ended August 2, 2015, compared to $6.7 million in the same period in the prior year. The $1.2 million decrease was primarily due to the lower sales to third parties as noted above.

Metal components sales increased 36.3%, or $66.9 million, to $251.2 million in the three months ended August 2, 2015, compared to $184.3 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA, which contributed $59.3 million of external sales during the three months ended August 2, 2015. This increase was also due to higher volume of single skin products shipped and higher margin product mix, primarily in our insulated metal panel products. Sales to third parties for the three months ended August 2, 2015 increased $59.8 million to $222.0 million from $162.2 million in the same period in the prior year. Metal components third-party sales accounted for 52.7% of total consolidated third-party sales in the three months ended August 2, 2015, compared to 44.8% in the three months ended August 3, 2014.

Operating income of the metal components segment increased to $17.0 million in the three months ended August 2, 2015, compared to $10.4 million in the same period in the prior year. The $6.6 million increase was driven by the increased sales discussed above, as well as improved product mix.

Engineered building systems sales increased 1.3%, or $2.3 million, to $176.5 million in the three months ended August 2, 2015, compared to $174.2 million in the same period in the prior year. This increase was primarily driven by higher external tonnage volume. Sales to third parties for the three months ended August 2, 2015 increased $3.9 million to $172.2 million from $168.3 million in the same period in the prior year. The remaining $1.6 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 40.9% of total consolidated third-party sales in the three months ended August 2, 2015, compared to 46.5% in the three months ended August 3, 2014.

Operating income of the engineered building systems segment increased to $14.4 million in the three months ended August 2, 2015, compared to $11.5 million in the same period in the prior year. This $2.9 million increase resulted from higher tonnage volumes noted above as well as improved product mix.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $74.5 million in the three months ended August 2, 2015, compared to $64.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.7% for the three months ended August 2, 2015, as compared to 17.9% for the three months ended August 3, 2014. The $9.7 million increase was primarily due to the inclusion of CENTRIA, which contributed $13.2 million during the three months ended August 2, 2015. Engineering, selling, general and administrative costs excluding the impact of CENTRIA decreased $3.6 million during the three months ended August 2, 2015 compared to the same period in the prior year.

Consolidated intangible amortization increased to $5.3 million in the three months ended August 2, 2015, compared to $1.0 million in the same period in the prior year. This increase is directly related to the valuation of intangible assets related to the CENTRIA Acquisition on January 16, 2015. Intangible amortization amounts for the three months ended August 3, 2014 related to prior acquisitions, including Metl-Span.

Consolidated strategic development and acquisition related costs for the three months ended August 2, 2015 were $0.7 million compared to $1.5 million for the three months ended August 3, 2014. These non-operational costs are related to acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets.

Consolidated restructuring charges for the three months ended August 2, 2015 were $0.8 million. These severance related costs primarily relate to actions taken during the second quarter of 2015 in an effort to streamline our management and manufacturing structure to better serve our customers. There was no corresponding amount recorded for the three months ended August 3, 2014.

Consolidated interest expense increased to $8.1 million for the three months ended August 2, 2015, compared to $3.2 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense.

Consolidated foreign exchange loss, increased to a $0.6 million loss for the three months ended August 2, 2015, compared to a $0.4 million loss for the same period of the prior year, primarily due to foreign currency losses in both Mexico and Canada related to fluctuations in the Mexican Peso and Canadian Dollar, relative to the U.S. Dollar exchange rate in the current period.

Consolidated provision from income taxes was $3.5 million for the three months ended August 2, 2015, compared to $2.8 million for the same period in the prior year. The effective tax rate for the three months ended August 2, 2015 was 32.8%, compared to 31.8% for the same period in the prior year.

Diluted income per common share increased to $0.10 per diluted common share for the three months ended August 2, 2015, compared to $0.08 per diluted common share for the same period in the prior year. The increase in diluted income per common share was primarily due to the $1.1 million increase in net income resulting from the factors described above in this section.

FISCAL NINE MONTHS ENDED AUGUST 2, 2015 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 3, 2014

Consolidated sales increased by 12.9%, or $125.8 million for the nine months ended August 2, 2015, compared to the nine months ended August 3, 2014. These results were driven by the inclusion of CENTRIA, which contributed $121.1 million of external sales since January 16, 2015 when CENTRIA was acquired. This increase also resulted from higher tonnage volumes in our metal components segments, specifically for our single-skin products. In general, this increase was partially offset by the continued decline in steel prices experienced during fiscal 2015, which has had an unfavorable impact on our consolidated sales.

Consolidated cost of sales increased by 9.2%, or $71.8 million for the nine months ended August 2, 2015, compared to the nine months ended August 3, 2014. This increase resulted from the inclusion of CENTRIA which contributed $97.6 million of cost of sales since January 16, 2015 when CENTRIA was acquired. This increase was partially offset by lower underlying material costs driven in part by the continued decrease in steel prices experienced during fiscal 2015.

Fair value adjustment of acquired inventory for the nine months ended August 2, 2015 was $2.4 million. There was no corresponding amount recorded for the three months ended nine months ended August 3, 2014.

Consolidated gain on insurance recovery for the nine months ended August 3, 2014 was $1.3 million. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during the nine months ended August 3, 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. There was no corresponding amount recorded for the nine months ended August 2, 2015.

Gross margin, including the gain on insurance recovery, was 22.5% for the nine months ended August 2, 2015, compared to 20.3% for the same period in the prior year. The increase in gross margin was the result of continued commercial discipline in both the metal components and engineered building systems segments and higher margin product mix as well as the inclusion of CENTRIA.

Metal coil coating sales decreased by 5.0%, or $8.9 million, to $168.0 million in the nine months ended August 2, 2015, compared to $176.9 million in the same period in the prior year. Sales to third parties for the nine months ended August 2, 2015 decreased $7.4 million to $73.8 million from $81.2 million in the same period in the prior year, primarily as a result of a decrease in external tons shipped. The remaining $1.5 million represents a decrease in intersegment sales for the nine months ended August 2, 2015, compared to the same period in the prior year. Metal coil coating third-party sales accounted for 6.7% of total consolidated third-party sales in the nine months ended August 2, 2015, compared to 8.3% in the nine months ended August 3, 2014.

Operating income of the metal coil coating segment decreased to $11.9 million in the nine months ended August 2, 2015, compared to $17.1 million in the same period in the prior year. The prior year included insurance proceeds of approximately $1.3 million as noted above. The remaining decrease was primarily due to the lower sales to third parties as noted above.

Metal components sales increased 29.6%, or $147.5 million, to $645.1 million in the nine months ended August 2, 2015, compared to $497.6 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA, which contributed $121.1 million of external sales since January 16, 2015 when CENTRIA was acquired. This increase was also due to higher volume of single skin products shipped and higher margin product mix, primarily in our insulated metal panel products. Sales to third parties for the nine months ended August 2, 2015 increased $137.4 million to $574.7 million from $437.3 million in the same period in the prior year. The remaining $10.1 million represents an increase in intersegment sales. Metal components third-party sales accounted for 52.1% of total consolidated third-party sales in the nine months ended August 2, 2015, compared to 44.7% in the nine months ended August 3, 2014.

Operating income of the metal components segment increased to $32.3 million in the nine months ended August 2, 2015, compared to $19.1 million in the same period in the prior year. The $13.2 million increase was driven by the increased sales discussed above, as well as improved product mix.

Engineered building systems sales decreased 1.3%, or $6.3 million, to $469.6 million in the nine months ended August 2, 2015, compared to $475.8 million in the same period in the prior year. This decrease resulted from a decrease in external tons shipped, partially offset by improved product mix. Sales to third parties for the nine months ended August 2, 2015 decreased $4.2 million to $455.4 million from $459.6 million in the same period in the prior year. The remaining $2.0 million represents a decrease in intersegment sales. Engineered building systems third-party sales accounted for 41.3% of total consolidated third-party sales in the nine months ended August 2, 2015, compared to 47.0% in the nine months ended August 3, 2014.

Operating income of the engineered building systems segment increased to $25.9 million in the nine months ended August 2, 2015, compared to $13.1 million in the same period in the prior year. This $12.8 million increase resulted from improved product mix noted above, lower material costs and lower transportation costs, partially offset by lower volumes in the nine months ended August 2, 2015.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $210.4 million in the nine months ended August 2, 2015, compared to $190.3 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.1% for the nine months ended August 2, 2015, as compared to 19.5% for the nine months ended August 3, 2014. The $20.1 million increase in engineering, selling and administrative expenses was primarily due to the inclusion of CENTRIA, which contributed $27.2 million of engineering, selling, general and administrative expenses since January 16, 2015 when CENTRIA was acquired. Engineering, selling, general and administrative costs excluding the impact of CENTRIA decreased $7.1 million during the nine months ended August 2, 2015 compared to the same period in the prior year.

Consolidated intangible amortization increased to $11.2 million in the nine months ended August 2, 2015, compared to $3.0 million in the same period in the prior year. This increase is directly related to the valuation of intangible assets related to the CENTRIA Acquisition on January 16, 2015. Intangible amortization amounts for the nine months ended August 3, 2014 related to prior acquisitions, including Metl-Span.

Consolidated strategic development and acquisition related costs for the nine months ended August 2, 2015 were $3.1 million compared to $1.5 million for the nine months ended August 3, 2014. These non-operational costs are related to acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial, and due diligence costs incurred to pursue specific acquisition targets.

Consolidated restructuring charges for the nine months ended August 2, 2015 were $3.7 million. In January 2015, we announced plans to consolidate our three Tennessee manufacturing facilities in our engineered building systems segment, closing the Caryville operation. Our Lexington and Elizabethton facilities, both located approximately 125 miles from Caryville, will continue to serve our family of brands within the segment. We believe the leaner footprint will maximize efficiencies and improve supply chain management while increasing the concentration of product and service capabilities at the existing facilities. We have incurred severance and facility costs at the Caryville facility of approximately $1.6 million during the nine months ended August 2, 2015. We completed the closing of the Caryville facility during March 2015. In addition, we incurred general severance costs of approximately $2.1 million, primarily in an effort to streamline our management and manufacturing structure to better serve our customers. There was no corresponding amount recorded for the nine months ended August 3, 2014.

Consolidated interest expense increased to $20.4 million for the nine months ended August 2, 2015, compared to $9.4 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense.

Consolidated foreign exchange loss, increased to a $2.0 million loss for the nine months ended August 2, 2015, compared to a $0.8 million loss for the same period of the prior year, primarily due to foreign currency losses in both Mexico and Canada related to fluctuations in the Mexican Peso and Canadian Dollar, relative to the U.S. Dollar exchange rate in the current period.

Consolidated benefit from income taxes was $1.1 million for the nine months ended August 2, 2015, compared to $2.7 million for the same period in the prior year. The effective tax rate for the nine months ended August 2, 2015 was 64.3%, compared to 47.0% for the same period in the prior year. The increase in the effective tax rate was primarily the result of an increase in the benefit related to the domestic production activities deduction and a decrease in the detriment related to non-deductible expenses partially offset by a true-up to the fiscal 2014 income tax provision as a result of the Tax Increase Prevention Act of 2014 that changed our fiscal 2014 tax calculation but was not signed into law until after our fiscal year had ended.

Diluted loss per common share improved to $(0.01) per diluted common share for the nine months ended August 2, 2015, compared to a loss of $(0.04) per diluted common share for the same period in the prior year. The improvement in diluted loss per common share was primarily due to the $2.5 million improvement in net loss resulting from the factors described above in this section.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents declined from $66.7 million to $48.3 million during the nine months ended August 2, 2015. The following table summarizes our consolidated cash flows for the nine months ended August 2, 2015 and August 3, 2014 (dollars in thousands):

	Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014
Net cash provided by (used in) operating activities	38,591	$(10,054)
Net cash used in investing activities	(262,425)	(13,218)
Net cash provided by (used in) financing activities	206,226	(26,273)
Effect of exchange rate changes on cash and cash equivalents	(766)	(227)
Net decrease in cash and cash equivalents	(18,374)	(49,772)
Cash and cash equivalents at beginning of period	66,651	77,436
Cash and cash equivalents at end of period	$48,277	$27,664

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

Net cash provided by operating activities was $38.6 million during the nine months ended August 2, 2015 compared to $10.1 million of net cash used in operating activities in the comparable period of fiscal 2014. The increase is primarily due to the improvement in net loss in the current nine months ended August 2, 2015 compared to the same period of 2014. Our primary use of cash in operating activities was for working capital needs.

The primary driver for our decreased use of cash for working capital needs was the result of a reduction in cash used for inventory purchases compared to the comparable period in prior year as well as improved accounts receivables collections in the current period compared to prior year.

Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of August 2, 2015 increased to 37.5 days compared to 32.0 days at August 3, 2014. Our days inventory on-hand was 47.6 days as of August 2, 2015 as compared to 44.4 days at August 3, 2014. Our days sales outstanding increased to 35.2 days as of August 2, 2015 from 33.1 days at August 3, 2014 as a result of slower timing of customer payments during the current nine month period.

Investing Activities

Cash used in investing activities increased during the nine months ended August 2, 2015 to $262.4 million from $13.2 million in the comparable period of the prior year. The increase is primarily attributable to the CENTRIA Acquisition in the current period.

Financing Activities

Cash provided by financing activities increased during the nine months ended August 2, 2015 to $206.2 million from $26.3 million of cash used in financing activities in the comparable prior year period. The increase is primarily due to the issuance of $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, partially offset by $31.2 million of payments of principal and interest on our term loan and $9.2 million of payments for financing costs. During the nine months ended August 3, 2014 cash used in financing activities was primarily attributable to the purchase of Common Stock in the amount of $23.8 million paid to the CD&R Funds (as defined below) in connection with the Stock Repurchase (as defined below).

We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

CD&R Funds

The CD&R Funds own 43,211,817 of our shares as of August 2, 2015, representing approximately 58.7% of our outstanding Common Stock.

On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters for the Secondary Offering also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for fiscal 2014. At August 2, 2015 and November 2, 2014, the CD&R Funds beneficially owned 58.7% and 58.8%, respectively, of the voting power and Common Stock of the Company.

On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid in capital and treasury stock. For a description of the CD&R Funds’ investment in our Common Stock, see Note 13 — CD&R Funds to the consolidated financial statements.

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

On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At August 2, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $204.1 million and $235.4 million, respectively.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both August 2, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%.

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

On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At August 2, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $204.1 million and $235.4 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred issuance costs, non-cash initial debt discount write-off, pre-payment penalty and fees to the creditors.

Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both August 2, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.

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

The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At August 2, 2015 and November 2, 2014, our excess availability under the Amended ABL Facility was $121.8 million and $135.4 million, respectively. At both August 2, 2015 and November 2, 2014, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at August 2, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.9 million and $8.1 million were outstanding but undrawn under the Amended ABL Facility.

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

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of August 2, 2015 and November 2, 2014 was $18.3 million and $20.3 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at August 2, 2015 and November 2, 2014, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 4.90 and 3.46, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.

Loans under the Amended ABL Facility bear interest, at our option, as follows:

(1)
Base Rate loans at the Base Rate plus a margin. “Base Rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate and the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London Interbank Offered Rate adjusted for reserves. The margin ranges from 0.75% to 1.25% depending on the quarterly average excess availability under such facility, and

(2)	LIBOR loans at LIBOR plus a margin. The margin ranges from 1.75% to 2.25% depending on the quarterly average excess availability under such facility.

At August 2, 2015 and November 2, 2014, the interest rate on our Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $121.8 million available at August 2, 2015 and $48.3 million of cash at August 2, 2015. However, we have in the past, sought to raise additional capital.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $24 million and $28 million for the remainder of fiscal 2015 and expansion when needed.

In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the third quarter of fiscal 2015 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of August 2, 2015, we had restricted cash in the amount of approximately $1.0 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.

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

	Three Months Ended August 2, 2015
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$5,497	$17,025	$14,363	$(17,507)	$19,378
Restructuring charges	—	262	138	350	750
Strategic development and acquisition related costs	—	—	—	701	701
Fair value adjustment of acquired inventory	—	1,000	—	—	1,000
Amortization of short lived acquisition intangibles	—	3,334	—	—	3,334
Adjusted operating income (loss)	$5,497	$21,621	$14,501	$(16,456)	$25,163

	Three Months Ended August 3, 2014
			Engineered
	Metal Coil Coating	Metal Components	Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,665	$10,437	$11,454	$(16,354)	$12,202
Strategic development costs	—	—	—	1,486	1,486
Adjusted operating income (loss)	$6,665	$10,437	$11,454	$(14,868)	$13,688

	Nine Months Ended August 2, 2015
			Engineered
	Metal Coil Coating	Metal Components	Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$11,872	$32,302	$25,937	$(49,779)	$20,332
Restructuring charges	254	1,500	1,797	144	3,695
Strategic development and acquisition related costs	—	—	—	3,058	3,058
Fair value adjustment of acquired inventory	—	2,358	—	—	2,358
Short lived acquisition method related fair value adjustments	—	6,057	—	—	6,057
Adjusted operating income (loss)	$12,126	$42,217	$27,734	$(46,577)	$35,500

	Nine Months Ended August 3, 2014
			Engineered
	Metal Coil Coating	Metal Components	Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$17,053	$19,107	$13,129	$(45,768)	$3,521
Gain on insurance recovery	(1,311)	—	—	—	(1,311)
Secondary offering costs	—	—	—	754	754
Strategic development costs	—	—	—	1,486	1,486
Adjusted operating income (loss)	$15,742	$19,107	$13,129	$(43,528)	$4,450

The following tables reconcile Adjusted EBITDA to net income (loss) for the periods indicated (in thousands):

	4th Quarter November 2, 2014	1st Quarter February 1, 2015	2nd Quarter May 3, 2015	3rd Quarter August 2, 2015	Trailing 12 Months August 2, 2015
Net income (loss)	$14,259	$(320)	$(7,488)	$7,220	$13,671
Add:
Depreciation and amortization	9,220	9,731	13,766	14,541	47,258
Consolidated interest expense, net	3,053	3,980	8,280	8,135	23,448
Provision (benefit) for income taxes	4,215	(490)	(4,087)	3,520	3,158
Restructuring charges	—	1,477	1,759	504	3,740
Strategic development and acquisition related costs	3,512	1,729	628	701	6,570
Fair value adjustment of acquired inventory	—	583	775	1,000	2,358
Non-cash charges:
Stock-based compensation	2,022	2,933	2,201	2,568	9,724
Adjusted EBITDA	$36,281	$19,623	$15,834	$38,189	$109,927

	4th Quarter November 3, 2013	1st Quarter February 2, 2014	2nd Quarter May 4, 2014	3rd Quarter August 3, 2014	Trailing 12 Months August 3, 2014
Net income (loss)	$8,276	$(4,258)	$(4,905)	$6,089	$5,202
Add:
Depreciation and amortization	9,012	8,767	8,941	8,994	35,714
Consolidated interest expense, net	3,334	3,100	3,035	3,142	12,611
Provision (benefit) for income taxes	5,410	(2,506)	(3,057)	2,837	2,684
Gain on insurance recovery	(1,023)	(987)	(324)	—	(2,334)
Unreimbursed business interruption costs	500	—	—	—	500
Secondary offering costs	—	704	50	—	754
Strategic development costs	—	—	—	1,486	1,486
Non-cash charges:
Stock-based compensation	4,565	3,179	2,563	2,404	12,711
Adjusted EBITDA	$30,074	$7,999	$6,303	$24,952	$69,328

The following tables reconcile adjusted diluted income (loss) per common share, a non-GAAP measure to income (loss) per diluted common share and adjusted income (loss) applicable to common shares, a non-GAAP measure, to income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income (loss) per diluted common share, GAAP basis	$0.10	$0.08	$(0.01)	$(0.04)
Gain on insurance recovery, net of taxes	—	—	—	(0.01)
Secondary offering costs, net of taxes	—	—	—	—
Foreign exchange loss, net of taxes	—	—	—	0.01
Strategic development and acquisition related costs, net of taxes	—	0.02	0.03	0.01
Restructuring charges, net of taxes	0.01	—	0.03	—
Fair value adjustment of acquired inventory, net of taxes	0.01	—	0.02	—
Amortization of short lived acquisition intangibles, net of taxes	0.03	—	0.05	—
Adjusted net income (loss) per diluted common share	$0.15	$0.10	$0.12	$(0.03)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	August 2, 2015	August 3, 2014	August 2, 2015	August 3, 2014
Net income (loss) applicable to common shares, GAAP basis	$7,160	$6,039	$(588)	$(3,074)
Gain on insurance recovery, net of taxes	—	—	—	(808)
Secondary offering costs, net of taxes	—	—	—	464
Foreign exchange loss, net of taxes	—	183	—	508
Strategic development and acquisition related costs, net of taxes	432	915	1,884	915
Restructuring charges, net of taxes	462	—	2,276	—
Fair value adjustment of acquired inventory, net of taxes	650		1,487
Amortization of short lived acquisition intangibles, net of taxes	2,088	—	3,765	—
Adjusted net income (loss) applicable to common shares	$10,792	$7,137	$8,824	$(1,995)

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of August 2, 2015, we were not involved in any material unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the nine months ended August 2, 2015, we committed to a natural gas purchase obligation at volumes expected to be used and based on a market index at one of our metal coil coating facilities totaling $0.5 million over the next year. There have been no other material changes in our future contractual obligations since the end of fiscal 2014 other than the normal expiration of existing contractual obligations and the changes to our contractual obligations as a result of the CENTRIA Acquisition on January 16, 2015 including $1.5 million for natural gas purchase obligations. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 2, 2014 and Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended February 1, 2015 for more information on our contractual obligations. See Note 12 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. On July 9, 2015, the FASB deferred the effective date by one year to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities can still adopt the amendments as of the original effective date. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820); Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which is measured using the net asset value per share practical expedient and certain related disclosures. The update requires retrospective application and is effective for our fiscal year ended October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended August 2, 2015, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils1. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile. Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

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

With steel accounting for approximately 70% of our cost of sales for the fiscal nine months ended August 2, 2015, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $6.0 million for the nine months ended August 2, 2015, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At August 2, 2015, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At August 2, 2015, we had $204.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $2.0 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at August 2, 2015 was approximately $203.6 million compared to the face value of $204.1 million. The fair value of our Credit Agreement at November 2, 2014 was approximately $230.1 million compared to the face value of $235.4 million. The fair value of the Notes, due January 2023, at August 2, 2015 was approximately $263.8 million compared to the face value of $250.0 million.

See Note 12 — Long-Term Debt and Note Payable to the consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement losses for the three month period ended August 2, 2015 were $(0.5) million and $(1.7) million for the nine month period ending August 2, 2015. Net foreign currency re-measurement losses for the three and nine month periods ended August 3, 2014 were $(0.4) million and $(0.6) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for the three month period ended August 2, 2015 and August 3, 2014 was $(0.2) million and $0.1 million, respectively. The net foreign currency exchange gains (losses) included in net income (loss) for the nine month period ended August 2, 2015 and August 3, 2014 was $(0.4) million and $(0.2) million, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month period ended August 2, 2015 and August 3, 2014 was $(0.4) million and insignificant, respectively. The net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the nine month period ended August 2, 2015 and August 3, 2014 was $(0.4) million and $0.9 million, respectively.

With the CENTRIA Acquisition, we now have operations in China and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese Yuan. The functional currency for our China operations is the Chinese Yuan.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of August 2, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

Internal Control over Financial Reporting

The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-Q, we completed the CENTRIA Acquisition, on January 16, 2015. CENTRIA represents approximately 5.0% of our total assets as of August 2, 2015 and 11.0% and 630.4% of revenues and net loss, respectively, for the nine month period then ended. The CENTRIA Acquisition had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of August 2, 2015 excluded an assessment of the internal control over financial reporting of CENTRIA.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 16, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table shows our purchases of our Common Stock during the third quarter of fiscal 2015:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
May 4, 2015 to May 31, 2015	—	—	—	129,218
June 1, 2015 to June 28, 2015	2,149	$15.66	—	129,218
June 29, 2015 to August 2, 2015	117,925	15.86	—	129,218
Total	120,074	$15.86	—	129,218

(1)
Represents shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)
Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our Common Stock. There is no time limit on the duration of the program. At August 2, 2015, there were 129,218 shares of Common Stock remaining authorized for repurchase under the program.

Item 5. Other Information.
On August 18, 2015, the Company’s non-employee director compensation policy was modified to increase (1) the annual cash retainer payable to each Board member by $15,000 (from $35,000 to $50,000), and (2) the value of the annual equity award to each Board member by $20,000 (from $60,000 to $80,000).  In addition, the policy has been modified to provide that Board committee meeting fees will be paid for committee meetings held on the same day as Board meetings.  (Previously, committee meeting fees would only be paid for meetings held on days that the Board did not also meet.)
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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: September 4, 2015	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

*10.1	Employment Agreement, dated September 1, 2015, by and between the Company and Norman C. Chambers.
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002).

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002).

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002).

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith