Form 10-K
period 2015-11-01
NCI BUILDING SYSTEMS INC
filed 2015-12-22
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 1, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission file number 1-14315
__________________________

NCI BUILDING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West, Houston, TX	77064
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (281) 897-7788
__________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on May 3, 2015 was $451,331,913, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock of the registrant outstanding on December 15, 2015 was 74,020,059.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of November 1, 2015.

i

FORWARD LOOKING STATEMENTS
This Annual Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	ability to generate significant cash flow required to service or refinance our existing debt, including the 8.25% senior notes due 2023, and obtain future financing;

•	ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company's stock price;

•	dilutive effect on the Company's common stockholders of potential future sales of the Company's Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	ability to integrate the acquisition of CENTRIA with our business and to realize the anticipated benefits of such acquisition;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters; and

•	other risks detailed under the caption “Risk Factors” in Item 1A of this report.
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

PART I

Item 1. Business.
General
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the $220 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to Dodge Data & Analytics ("Dodge"), represented approximately 86% of the total nonresidential construction industry during our fiscal year 2015. Our broad range of products are used in repair, retrofit and new construction activities, primarily in North America.
We design, engineer, manufacture and market what we believe is one of the most comprehensive lines of metal components and engineered building systems in the industry, with a reputation for high quality and superior engineering and design. We go to market with well-recognized brands, which allow us to compete effectively within a broad range of end-user markets including industrial, commercial, institutional and agricultural. Our service versatility allows us to support the varying needs of our diverse customer base, which includes general contractors and sub-contractors, developers, manufacturers, distributors and a current network of over 3,100 authorized builders across North America in our engineered building systems segment. We also provide metal coil coating services for commercial and construction applications, servicing both internal and external customers.
We are comprised of a family of companies operating 42 manufacturing facilities, as of November 1, 2015, spanning the United States, Mexico and China, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint, along with our hub-and-spoke distribution system, allows us to efficiently supply a broad range of customers with high quality customer service and reliable deliveries.
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
In January 2015, we acquired CENTRIA (the "CENTRIA Acquisition"), a Pennsylvania general partnership ("CENTRIA"), for $255.8 million in cash, which includes cash acquired of $8.7 million. The transaction is subject to post-closing working capital adjustments. CENTRIA is a leader in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. The acquisition enhances our existing portfolio of cold storage and commercial and industrial ("C&I") solutions and expands our product offering into new high-end IMP capabilities. CENTRIA also contributes new specialty continuous metal coil coating capabilities. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a manufacturing facility in China. CENTRIA's results are included in our metal components segment. To fund this acquisition, we incurred $250.0 million of indebtedness.
In September 2015, we entered into a definitive agreement to acquire a manufacturing plant in Hamilton, Ontario, Canada for CAD 5.5 million in cash. This new plant allows us to service customers more competitively within the Canadian and Northeastern United States IMP markets. We closed the transaction on November 3, 2015.
The engineered building systems, metal components and metal coil coating businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of the fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction.
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
Current market estimates continue to show subdued activity in the nonresidential construction market. Nonresidential construction starts, as measured in square feet, were down 7% in fiscal 2015 as compared to fiscal 2014 according to Dodge Data & Analytics (“Dodge”). Low-rise starts, comprising buildings of one to five stories, were down 6% for fiscal 2015 as compared to fiscal 2014. However, leading indicators for low-rise, nonresidential construction activity continue to indicate modest momentum moving into fiscal 2016.
The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The forward projection of these metrics, based on a nine-month historical lag, indicates modest growth for low-rise starts in the first half of fiscal 2016.
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
As consideration for the Dividend Knock-out, the CD&R Funds received a total of 37,834 additional shares of Convertible Preferred Stock, representing (i) approximately $6.5 million of dividends accrued from March 15, 2012 through May 18, 2012 (20 trading days after April 20, 2012, on which date the dividend “knock-out” measurement period commenced) and (ii) approximately $31.4 million in additional liquidation preference of Convertible Preferred Stock, or 10% of the approximate total $313.7 million of accreted value as of May 18, 2012. Upon the closing of the transactions in the Amendment Agreement, the CD&R Funds held Convertible Preferred Stock with an aggregate liquidation preference and accrued dividends of approximately $345 million. The Convertible Preferred Stock and accrued dividends entitled the funds managed by CD&R to receive approximately 54.1 million shares of Common Stock, representing 72.7% of the voting power and Common Stock of the Company on an as-converted basis.
On June 22, 2012, we completed the acquisition of Metl-Span (the "Metl-Span Acquisition”) acquiring all of its outstanding membership interests for approximately $145.7 million in cash, which includes $4.7 million of cash acquired. Upon the closing of the Metl-Span Acquisition, Metl-Span became a direct, wholly-owned subsidiary of NCI Group, Inc. Metl-Span’s operations are conducted through NCI Group, Inc. and its results are included in the results of our metal components segment. The Metl-Span Acquisition strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.
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
On January 6, 2014, NCI entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid-in capital and treasury stock.
On November 7, 2014, the Company, Steelbuilding.com, LLC (together with the Company, the “Guarantors”) and the Company’s subsidiaries NCI Group, Inc. and Robertson-Ceco II Corporation (each a “Borrower” and collectively, the “Borrowers”) entered into Amendment No. 3 to the Loan and Security Agreement (the “ABL Loan and Security Agreement”) among the Borrowers, the Guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent, Bank of America, N.A., as co-collateral agent and syndication agent, and certain other lenders under the ABL Loan and Security Agreement, in order to amend the ABL Loan and Security Agreement to (i) permit the CENTRIA Acquisition, (ii) permit the entry by the Company into documentation with respect to certain debt financing to be incurred in connection with the CENTRIA Acquisition and the incurrence of debt with respect thereto, (iii) extend the maturity date to June 24, 2019, (iv) decrease the applicable margin with respect to borrowings thereunder and (v) make certain other amendments and modifications to provide greater operational and financial flexibility.
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
Our principal offices are located at 10943 North Sam Houston Parkway West, Houston, Texas 77064, and our telephone number is (281) 897-7788.
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the “SEC”). Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, along with any amendments to those reports, are available free of charge at our corporate website at http://www.ncibuildingsystems.com as soon as practicable after such material is electronically filed with, or furnished to, the SEC. In addition, our website includes other items related to corporate governance matters, including our corporate governance guidelines, charters of various committees of our board of directors and the code of business conduct and ethics applicable to our employees, officers and directors. You may obtain copies of these documents, free of charge, from our corporate website. However, the information on our website is not incorporated by reference into this Form 10-K.
Operating Segments
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: engineered building systems; metal components; and metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span and CENTRIA are included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.
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
Our total sales, external sales, operating income (loss) and total assets attributable to these operating segments were as follows for the fiscal years indicated (in thousands):

	2015	%	2014	%	2013	%
Total sales:
Engineered building systems	$667,166	43	$669,843	49	$655,767	50
Metal components	920,845	59	694,858	51	663,094	51
Metal coil coating	231,732	15	246,582	18	222,064	17
Intersegment sales	(256,050)	(16)	(240,743)	(18)	(232,530)	(18)
Total net sales	$1,563,693	100	$1,370,540	100	$1,308,395	100
External sales:
Engineered building systems	$647,881	41	$649,344	47	$633,653	49
Metal components	815,310	52	607,594	45	581,772	44
Metal coil coating	100,502	6	113,602	8	92,970	7
Total net sales	$1,563,693	100	$1,370,540	100	$1,308,395	100
Operating income (loss):
Engineered building systems	$51,410		$32,525		$23,405
Metal components	50,541		33,306		36,167
Metal coil coating	19,080		23,982		24,027
Corporate	(64,200)		(64,717)		(64,411)
Total operating income	$56,831		$25,096		$19,188
Unallocated other expense	(30,041)		(12,421)		(40,927)
Income (loss) before income taxes	$26,790		$12,675		$(21,739)
Total assets as of fiscal year end 2015, 2014 and 2013:
Engineered building systems	$218,646	20	$209,281	28	$199,551	26
Metal components	654,762	61	365,874	48	380,488	49
Metal coil coating	81,456	8	84,519	11	71,118	9
Corporate	124,865	12	99,009	13	129,106	16
Total assets	$1,079,729	100	$758,683	100	$780,263	100
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
Manufacturing.  We currently operate seven facilities for manufacturing and distributing engineered building systems throughout the United States and in Monterrey, Mexico.
After we receive an order, our engineers design the engineered building system to meet the customer’s requirements and to satisfy applicable building codes and zoning requirements. To expedite this process, we use computer-aided design and engineering systems to generate engineering and erection drawings and a bill of materials for the manufacture of the engineered building system. From time to time, depending on our volume, we outsource portions of our drafting requirements to third parties.
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
Throughout the twentieth century, the applications of metal buildings have significantly evolved from small, portable structures that prospered during World War II into fully customizable building solutions spanning virtually every commercial low-rise end-use market. Current market estimates continue to show subdued activity in nonresidential markets. Nonresidential construction starts, as measured in square feet, were down 7% in fiscal 2015 as compared to fiscal 2014 according to Dodge Data & Analytics (“Dodge”). Low-rise starts, comprising buildings of one to five stories, were down 6% for fiscal 2015 as compared to fiscal 2014. However, leading indicators for low-rise, nonresidential construction activity continue to indicate modest momentum moving into fiscal 2016.
The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The forward projection of these metrics, based on a nine-month historical lag, indicates modest growth for low-rise starts in the first half of fiscal 2016.
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
We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of over 3,100 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”), which is a direct-response, phone-based sales organization, and Steelbuilding.com, which allows customers to design, price and buy small metal buildings online. During fiscal 2015, our largest customer for engineered building systems accounted for less than 1% of our total consolidated sales and external sales of our engineered building systems segment accounted for 41.4% of total consolidated sales for that year.
The majority of our sales of engineered building systems are made through our authorized builder networks. We enter into an authorized builder agreement with independent general contractors that market our products and services to users. These agreements generally grant the builder the non-exclusive right to market our products in a specified territory. Generally, the agreement is cancelable by either party with between 30 and 60 days’ notice. The agreement does not prohibit the builder from marketing engineered building systems of other manufacturers. In some cases, we may defray a portion of the builder’s advertising costs and provide volume purchasing and other pricing incentives to encourage those businesses to deal exclusively or principally with us. The builder is required to maintain a place of business in its designated territory, provide a sales organization, conduct periodic advertising programs and perform construction, warranty and other services for customers and potential customers. An authorized builder usually is hired by an end-user to erect an engineered building system on the customer’s site and provide general contracting, subcontracting and/or other services related to the completion of the project. We sell our products to the builder, which generally includes the price of the building as a part of its overall construction contract with its customer. We rely upon maintaining a satisfactory business relationship for continuing job orders from our authorized builders.
Metal Components.
Acquisition. On January 16, 2015, we acquired CENTRIA. CENTRIA operates four manufacturing facilities in the United States and one manufacturing facility in China. CENTRIA serves the nonresidential building products market with design, engineering and manufacturing of IMP wall and roof systems, and specialty continuous metal coil coating services. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry, providing our customers a comprehensive suite of building products. For the period from January 16, 2015 to November 1, 2015, CENTRIA contributed revenue of $179.4 million and had an operating loss of $4.3 million.
Products.  Metal components include metal roof and wall systems, metal partitions, metal trim, doors and other related accessories. These products are used in new construction and in repair and retrofit applications for industrial, commercial, institutional, agricultural and rural uses. Metal components are used in a wide variety of construction applications, including purlins and girts, roofing, standing seam roofing, walls, doors, trim and other parts of traditional buildings, as well as in architectural applications and engineered building systems. Purlins and girts are medium gauge, roll-formed steel components, which builders use for secondary structural framing. Although precise market data is limited, we estimate the metal components market, including roofing applications, to be a multi-billion dollar market. We believe that metal products have gained and continue to gain a greater share of new construction and repair and retrofit markets due to increasing acceptance and recognition of the benefits of metal products in building applications.
Our metal components consist of individual components, including secondary structural framing, metal roof and wall systems and associated metal trims. We sell directly to contractors or end users for use in the building industry, including the construction of metal buildings. We also stock and market metal component parts for use in the maintenance and repair of existing buildings. Specific component products we manufacture include metal roof and wall systems, purlins, girts, partitions, header panels and related trim and screws. We are continually developing and marketing new products such as our Eco-ficient™ panel systems, Soundwall™, Nu-Roof™ system and Energy Star cool roofing. We believe we offer the widest selection of metal components in the building industry. We custom produce purlins and girts for our customers and offer one of the widest selections of sizes and profiles in the United States. Metal roof and wall systems protect the rest of the structure and the contents of the building from the weather. They may also contribute to the structural integrity of the building.
Metal roofing systems have several advantages over conventional roofing systems, including the following:
Lower life cycle cost.  The total cost over the life of metal roofing systems is lower than that of conventional roofing systems for both new construction and retrofit roofing. For new construction, the cost of installing metal roofing is greater than the cost of conventional roofing. However, the longer life and lower maintenance costs of metal roofing make the cost more attractive. For retrofit roofing, although installation costs are higher for metal roofing due to the need for a sloping support system, over time the lower ongoing costs more than offset the initial cost.
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
Manufacturing.  As of November 1, 2015, we operate 28 facilities in 16 states and China used for manufacturing of metal components for the nonresidential construction industry, including three facilities for our door operations and nine facilities for our insulated panel systems.
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
One of our strategic objectives and a major part of our “green” initiative is to expand our insulated panel product lines, which are increasingly desirable because of their energy efficiency, noise reduction and aesthetic qualities. We completed the acquisition of Metl-Span on June 22, 2012. Metl-Span operates seven manufacturing facilities in the United States serving the nonresidential building products market with cost-effective and energy efficient insulated metal wall and roof panels. This transaction strengthened our position as a leading fully integrated supplier to the nonresidential building products industry in North America, providing our customers a comprehensive suite of building products.
Our “green” initiative enables us to capitalize on increasing consumer preferences for environmentally-friendly construction. We believe this will allow us to further service the needs of our existing customer base and to gain new customers. For more information about our “green” initiatives, see “Item 1— Business Strategy.”
We sell metal components directly to regional manufacturers, contractors, subcontractors, distributors, lumberyards, cooperative buying groups and other customers under the brand names “MBCI”, “American Building Components” (“ABC”), “Eco-ficient”, “Metl-Span”, “CENTRIA” and “Metal Depots.” In addition to metal roofing systems, we manufacture roll-up doors and sell interior and exterior walk doors for use in the self-storage industry and metal and other buildings. Roll-up doors, interior and exterior doors, interior partitions and walls, header panels and trim are sold directly to contractors and other customers under the brand “Doors and Buildings Components” (“DBCI”). These components also are produced for integration into self-storage and engineered building systems sold by us. In addition to a traditional business-to-business channel, we sell components through Metal Depots, which has eight retail stores throughout the United States and specifically targets end-use consumers and small general contractors.
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
Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual plant sales managers. Each local sales office is located adjacent to a manufacturing plant and is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2015, our largest customer for metal components accounted for less than 1% of our total consolidated sales and external sales of our metal components segment accounted for 52.1% of total consolidated sales for that year.
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

We sell our products and processes principally to original equipment manufacturer customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2015, the largest customer of our metal coil coating segment accounted for less than 2% of our total consolidated sales and external sales of our metal coil coating segment represented 6.4% of total consolidated sales for that year.
Business Strategy
We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•
Corporate-Wide Initiatives.  We will continue our focus on leveraging technology, automation and supply chain efficiencies to be one of the lowest cost producers, reduce ESG&A expenses and improve plant utilization through expanded use of our integrated business model and facility re-alignment. To further distinguish the value of our products and services, our manufacturing platform has been reorganized into a single, integrated organization, to rapidly incorporate the benefits of lean manufacturing best practices and efficiencies across all of our facilities.

•
Engineered Building Systems Segment.  We intend to enhance the performance of our differentiated brands by aligning our operations to achieve the best total value building solution, delivered complete and on-time, every time. We are focused on providing industry leading cycle times, service and quality, while improving customer satisfaction.

•
Metal Components Segment.  We intend to maintain our leading positions in these markets and seek opportunities to profitably expand our customer base by providing industry leading customer service. In addition, we intend to drive increased IMP sales through all commercial channels.

•
Metal Coil Coating Segment.  Through diversification of our external customer base and national footprint, we plan to grow non-construction sales as a supply chain partner to national manufacturers. We will continue to leverage efficiency improvements to be one of the lowest cost producers.

Restructuring
We have developed plans to improve cost efficiency and optimize our combined manufacturing plant footprint considering our recent acquisitions and restructuring efforts. The Company believes that the successful execution of these plans in phases over the next 12 to 36 months will result in annual cost savings ranging between $15.0 million and $20.0 million when completed. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for actions associated with the plans. Restructuring charges will be recorded for these plans as they become estimable and probable.
Raw Materials
The principal raw material used in manufacturing of our metal components and engineered building systems is steel which we purchase from multiple steel producers. Our various products are fabricated from steel produced by mills including bars, plates, structural shapes, hot-rolled coils and galvanized or Galvalume®-coated coils.
Our raw materials on hand increased to $109.4 million at November 1, 2015 from $93.4 million at November 2, 2014 due to higher levels of business activity and the acquisition of CENTRIA.
Our business is heavily dependent on the price and supply of steel. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, appropriately depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2015 and 2014, steel prices fluctuated due to market conditions ranging from a high point on the CRU Index of 174 to a low point of 127 in fiscal 2015 and fluctuated from a high point on the CRU Index of 183 to a low point of 172 in fiscal 2014. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
Backlog
At November 1, 2015 and November 2, 2014, the total backlog of orders, primarily consisting of engineered building systems’ orders, for our products we believe to be firm was $496.1 million and $334.7 million, respectively. The increase in backlog is partially due to the acquisition of CENTRIA. Job orders included in backlog are generally cancellable by customers at any time for any reason; however, cancellation charges may be assessed. See “Item 1A. Risk Factors — Our industry is cyclical and highly sensitive to macroeconomic conditions; as a result, our industry is currently experiencing a downturn which, if sustained, will materially and adversely affect our business, liquidity and results of operations.” Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We anticipate that less than 15% of this backlog will extend beyond one year.
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
We are comprised of a family of companies operating 42 manufacturing facilities, as of November 1, 2015, across the United States, Mexico and China, with additional sales and distribution offices throughout the United States and Canada. These facilities are used for the manufacturing of metal components and engineered building systems for the building industry, including three for our door operations. We believe this broad geographic distribution gives us an advantage over our components and building competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.
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
Consolidation
Over the last several years, there has been a consolidation of competitors within the industries of the engineered building systems, metal components and metal coil coating segments, which include many small local and regional firms. We believe that these industries will continue to consolidate, driven by the needs of manufacturers to increase anticipated long-term manufacturing capacity, achieve greater process integration and add geographic diversity to meet customers’ product and delivery needs, improve production efficiency and manage costs. When beneficial to our long-term goals and strategy, we have sought to consolidate our business operations with other companies. The resulting synergies from these consolidation efforts have allowed us to reduce costs while continuing to serve our customers’ needs. We acquired CENTRIA in January

2015, Metl-Span in 2012, Garco Building Systems, Inc. in 2007 and RCC in 2006. For more information, see “Acquisitions” below.
In addition to the consolidation of competitors within the industries of the engineered building systems, metal components and metal coil coating segments, in recent years there has been consolidation between those industries and steel producers. Several of our competitors have been acquired by steel producers, and further similar acquisitions are possible. For a discussion of the possible effects on us of such consolidations, see “Item 1A. Risk Factors.”
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
In September 2015, we entered into a definitive agreement to acquire a manufacturing plant in Hamilton, Ontario, Canada. This plant allows us to service customers more competitively within the Canadian and Northeastern United States IMP markets. We closed the transaction on November 3, 2015. In January 2015, we completed the acquisition of CENTRIA, a Pennsylvania general partnership. CENTRIA is a leader in the design, engineering and manufacturing of architectural IMP wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States, 36 satellite sales locations and a manufacturing facility in China. In June 2012, we completed the acquisition of Metl-Span which serves the nonresidential building products market primarily in the United States with cost-effective and energy efficient insulated metal wall and roof panels. In January 2007, we completed the purchase of substantially all of the assets of Garco Building Systems, Inc. which designs, manufactures and distributes steel building systems primarily for markets in the northwestern United States and western Canada. In April 2006, we acquired 100% of the issued and outstanding shares of RCC. RCC operates the Ceco Building Systems, Star Building Systems and Robertson Building Systems divisions and is a leader in the metal buildings segment.
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
The Credit Agreement and the Notes contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —  Liquidity and Capital Resources — Debt.”
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

The trend in environmental regulation is to place more restrictions and limitations on activities that potentially impact human health and welfare or the environment. As a result, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or corrective action, and actual future expenditures may differ from what we presently anticipate. However, we strategically anticipate future regulatory requirements that might be imposed and plan accordingly to meet and maintain compliance with such environmental laws and regulations, and minimize the associated costs of compliance while not intruding on our ability to comply.

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
The following are representative environmental and safety requirements relating to our business:
Air Emissions.  Our operations are subject to the federal Clean Air Act Amendments of 1990, or CAAA, and comparable state laws and regulations. These laws and regulations govern emissions of air pollutants from industrial stationary sources (including our manufacturing facilities) and impose various permitting, monitoring, record keeping and reporting requirements. Such laws and regulations may require us to: obtain pre-approval for the construction or modification of applicable projects or facility changes with the potential to produce new or increased air emissions; obtain and comply with operating permits that restrict air emissions or certain operational parameters; or employ best available emission control technologies to minimize or reduce emissions from our facilities.
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
Greenhouse Gases.  More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduced demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAAA.
The EPA adopted regulations that would require a reduction in emissions of GHGs and could trigger permit review for GHGs produced from certain industrial stationary sources. In June 2010, the EPA adopted the Prevention of Significant Deterioration (“PSD”) and Title V Greenhouse Gas Tailoring Rule, which phases in permitting requirements for stationary sources of GHGs beginning January 2, 2011. This rule “tailors” these permitting programs to apply to certain significant stationary sources of GHG emissions in using a multistep process, with the largest sources first subjected to permitting. In June 2014, the Supreme Court restricted applicability of the Tailoring Rule to GHG-emitting stationary sources that also emit conventional non-GHG National Ambient Air Quality Standard criteria pollutants at levels greater than PSD and Title V threshold amounts.
Several North American state and multi-state climate change initiatives are either actively assessing, or have already implemented, measures to reduce GHG emissions, primarily through the development of emission source performance standards, GHG tracking systems and GHG emission cap-and-trade programs. These programs typically require major sources of GHGs to acquire and surrender emission allowances and offsets, with the number of allowances available for purchase incrementally reduced each year until an overall GHG emission reduction goal is achieved.
In October 2011, the California Air Resources Board adopted a cap-and-trade program that will require the state to reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Effective January 1, 2013, cap-and-trade regulations applied to all major industrial sources and electricity generators, and expanded in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year from 2015 through 2020 as the cap is lowered and emissions are reduced.

Although it is not possible to accurately predict how new GHG legislation or regulations would impact our business, any new federal, regional or state restrictions on emissions of carbon dioxide or other GHGs that may be imposed in areas where we conduct business could result in increased compliance costs or additional operating restrictions on our facilities, raw material and energy suppliers, the transportation and distribution of our products, and our customers. Such restrictions could potentially make our products more expensive and thus reduce their demand, which could have a material adverse effect on our business.
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
CERCLA authorizes the EPA and, in some cases, third parties to take actions in response to threats to the public health and welfare or the environment and seek to recover from the responsible classes of persons the costs incurred for remedial activities or other corrective actions. Under CERCLA, we could be subject to joint and several liability for: the full or partial costs of cleaning up and restoring sites where hazardous substances historically generated by us have been released; damages to natural resources; and the costs of risk assessment studies and containment measures.
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
Wastewater Discharges.  Our operations are subject to the federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act ("CWA") and analogous state laws and regulations. These laws and regulations impose requirements and strict controls regarding the discharge of pollutants from industrial activity into waters of the United States. Such laws and regulations may require that we obtain and comply with categorical industrial waste water standards and pretreatment or discharge permits containing limits on various water pollutant and discharge parameters.
The Clean Water Rule, a rule jointly developed by the EPA and the U.S. Army Corps of Engineers that further defines the term “waters of the United States” for regulatory protection by the CWA through the addition of certain classes and categories of waters such as smaller streams, tributaries and wetlands, became effective on August 28, 2015. This rule could subject our facilities to new or more stringent wastewater pretreatment or discharge permitting requirements.
Our failure to comply with CWA requirements could subject us to monetary penalties, injunctions, restrictions on operations, and potential, administrative, civil or criminal enforcement actions. We may be required to incur certain capital expenditures in the future for wastewater treatment equipment in connection with maintaining compliance with wastewater permits and water quality standards. Any unauthorized release of pollutants to waters of the United States from our facilities could result in administrative, civil or criminal penalties as well as associated corrective action obligations. We do not believe that our operations will be materially adversely affected by these requirements.
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
Research and Development Costs
Total expenditures for research and development were $1.6 million for each of the fiscal years 2015, 2014 and 2013. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, panels, clips, purlins and fasteners.
Employees
As of November 1, 2015, we had approximately 5,326 employees, of whom 3,836 were manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 14% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

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
Current market estimates continue to show subdued activity in nonresidential markets. Nonresidential construction starts, as measured in square feet, were down 7% in fiscal 2015 as compared to fiscal 2014 according to Dodge Data & Analytics (“Dodge”). Low-rise starts, comprising buildings of one to five stories, were down 6% for fiscal 2015 as compared to fiscal 2014. However, leading indicators for low-rise, nonresidential construction activity continue to indicate modest momentum moving into fiscal 2016.
The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The forward projection of these metrics, based on a nine-month historical lag, indicates modest growth for low-rise starts in the first half of fiscal 2016.
However, continued uncertainty about current economic conditions has had a negative effect on our business, and will continue to pose a risk to our business as our customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include fuel and other energy costs, conditions in the nonresidential real estate markets, labor and healthcare costs, access to credit and other macroeconomic factors. From time to time, our industry has also been adversely affected in various parts of the country by declines in nonresidential construction starts, including but not limited to, high vacancy rates, changes in tax laws affecting the real estate industry, high interest rates and the unavailability of financing. Sales of our products may be adversely affected by continued weakness in demand for our products within particular customer groups, or a continued decline in the general construction industry or particular geographic regions. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.
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
We have substantial indebtedness, which increased as a result of the CENTRIA Acquisition. As of November 1, 2015, we had total indebtedness of approximately $444.1 million.
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

•
create restrictions on the ability of our subsidiaries (in the case of the Amended ABL Facility) and our restricted subsidiaries (in the case of the Term Loan Facility) to pay dividends to us or make other intercompany transfers;

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
The terms of the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes provide us and our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. As of November 1, 2015, we had total indebtedness of approximately $444.1 million. In particular, if we or our subsidiaries are in compliance with certain incurrence ratios set forth in the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes, we may be able to incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of November 1, 2015, we were able to borrow up to approximately $131.0 million under the Amended ABL Facility. All of these borrowings under the Amended ABL Facility would be secured.
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
Our indebtedness under the Amended ABL Facility will bear interest at variable rates and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility will bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of November 1, 2015, assuming all Amended ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percent change in interest rates would result in approximately a $3.3 million change in annual interest expense on the Term Loan Facility and the Amended ABL Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.
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
We completed our annual assessment of the recoverability of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2015 and determined that no impairments of our goodwill or long-lived intangibles were required.
Our businesses are seasonal, and our results of operations during our first two fiscal quarters may be adversely affected by weather conditions.
The engineered building systems, metal components and metal coil coating businesses, and the construction industry in general, are seasonal in nature. Sales normally are lower in the first half of each fiscal year compared to the second half of the fiscal year because of unfavorable weather conditions for construction and typical business planning cycles affecting construction. This seasonality adversely affects our results of operations for the first two fiscal quarters. Prolonged severe weather conditions can delay construction projects and otherwise adversely affect our business.
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
During fiscal 2015, our stock price on the New York Stock Exchange (“NYSE”) ranged from a high of $20.85 per share to a low of $9.55 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our common stock in the future.
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
Our incurrence of additional debt, contingent liabilities and expenses in connection with any future acquisitions could have a material adverse effect on our financial condition and results of operations. Furthermore, our financial position and results of operations may fluctuate significantly from period to period based on whether significant acquisitions are completed in particular periods. Competition for acquisitions is intense and may increase the cost of, or cause us to refrain from, completing acquisitions. In addition, we may be unable to consummate any acquisition once announced and may be liable for termination fees.
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
We have accounted for the CENTRIA Acquisition using the acquisition method of accounting. We have preliminarily allocated the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the CENTRIA Acquisition have preliminarily recorded the excess, if any, of the purchase price over those fair values as goodwill. Until our purchase price allocations are finalized for an acquisition (generally about one year after the acquisition date), our allocation of the excess purchase price over the book value of the net assets acquired is considered preliminary and subject to future adjustment. As we complete the acquisition method accounting process, our allocations of the purchase price may change, and may change materially. Our financial results could be adversely affected by a number of adjustments required in acquisition method accounting.
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
Our officers, directors and the CD&R Funds collectively control approximately 60.94% of our issued and outstanding Common Stock. On March 28, 2013, the SEC declared effective our shelf registration statement on Form S-3 which registered the resale by the CD&R Funds, the shares of our Common Stock then issuable to the CD&R Funds upon conversion of their Convertible Preferred Stock. On May 14, 2013, the CD&R Funds requested conversion of their 339,293 Preferred Shares, and we issued to the CD&R Funds 54,136,817 shares of our Common Stock. On January 15, 2014, the CD&R Funds completed the Secondary Offering of 9,775,000 shares of our Common Stock pursuant to our shelf registration statement. In addition, we completed the Stock Repurchase of 1,150,000 shares of Common Stock from the CD&R Funds. See “Note 13 — CD&R Funds” in the notes to the consolidated financial statements for more information on the Secondary Offering and Stock Repurchase. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.
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

In October 2011, the California Air Resources Board adopted a cap-and-trade program that will require the state to reduce GHG emissions to 1990-levels by 2020. This program, along with mandatory GHG reporting and other complementary measures, was authorized by the California Global Warming Solutions Act (AB 32) of 2006. Effective January 1, 2013, cap-and-trade regulations apply to all major industrial sources and electricity generators, and expanded in 2015 to cover the distributors of transportation fuels, natural gas and other fuels. The amount of allowances available to these sources is set to decline by about three percent each year through 2020 as the cap is lowered and emissions are reduced.
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
In addition to the United States, we operate our business in Canada, Mexico and China, and make sales in certain other jurisdictions. The policies of our business mandate compliance with certain U.S. and international laws, such as import/

export laws and regulations, anti-boycott laws, economic sanctions, laws and regulations, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws. We operate in parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot provide assurance that our internal controls and procedures will always prevent reckless or criminal acts by our employees or agents, or that the operations of acquired businesses will have been conducted in accordance with our policies and applicable regulations. If we are found to be liable for violations of these laws (either due to our own acts, out of inadvertence or due to the acts or inadvertence of others), we could suffer criminal or civil penalties or other sanctions, including limitations on our ability to conduct our business, which could have a material and adverse effect on our results of operations, financial condition and cash flows.

Item 1B. Unresolved Staff Comments.
There are no unresolved staff comments outstanding with the Securities and Exchange Commission at this time.

Item 2. Properties.
As of November 1, 2015, we conduct manufacturing operations at the following facilities:

Facility	Products	Square Feet	Owned or Leased
Domestic:
Chandler, Arizona	Doors and related metal components	37,000	Leased
Tolleson, Arizona	Metal components(1)	70,551	Owned
Sheridan, Arkansas	Metal components(8)	215,000	Owned
Atwater, California	Engineered building systems(2)	219,870	Owned
Rancho Cucamonga, California	Metal coil coating	98,137	Owned
Adel, Georgia	Metal components(1)	78,809	Owned
Lithia Springs, Georgia	Metal components(3)	118,446	Owned
Douglasville, Georgia	Doors and related metal components	87,811	Owned
Marietta, Georgia	Metal coil coating	205,000	Leased/Owned
Mattoon, Illinois	Metal components(8)	124,800	Owned
Shelbyville, Indiana	Metal components(1)	70,200	Owned
Shelbyville, Indiana	Metal components(8)	108,300	Leased
Monticello, Iowa	Engineered building systems(4)	231,966	Owned
Oskaloosa, Iowa	Metal components(5)	74,561	Owned
Frankfort, Kentucky	Metal components(3)	270,000	Owned
Nicholasville, Kentucky	Metal components(5)	55,000	Owned
Jackson, Mississippi	Metal components(8)	126,340	Owned
Jackson, Mississippi	Metal coil coating	354,350	Owned
Hernando, Mississippi	Metal components(1)	129,682	Owned
Omaha, Nebraska	Metal components(5)	56,716	Owned
Las Vegas, Nevada	Metal components(8)	126,400	Leased
Rome, New York	Metal components(5)	53,700	Owned
Cambridge, Ohio	Metal coil coating	200,000	Owned
Middletown, Ohio	Metal coil coating	170,000	Owned
Ambridge, Pennsylvania	Metal coil coating	32,000	Leased
Caryville, Tennessee(10)	Engineered building systems(4)	211,910	Owned
Elizabethton, Tennessee	Engineered building systems(4)	228,113	Owned
Lexington, Tennessee	Engineered building systems(6)	140,504	Owned
Memphis, Tennessee	Metal coil coating	65,895	Owned
Houston, Texas	Metal components(3)	264,641	Owned
Houston, Texas	Metal coil coating	40,000	Owned
Houston, Texas	Engineered building systems(4)(7)	615,064	Owned
Houston, Texas	Doors and related metal components	42,572	Owned
Lewisville, Texas	Metal components(8)	91,800	Owned
Lubbock, Texas	Metal components(1)	95,376	Owned
Midlothian, Texas	Metal components(9)	60,000	Owned
Converse, Texas	Metal components(5)	65,000	Owned
Salt Lake City, Utah	Metal components(3)	84,800	Owned

Colonial Heights, Virginia	Metal components(8)	108,000	Owned
Prince George, Virginia	Metal components(8)	101,400	Owned
Spokane, Washington	Engineered building systems(4)	150,560	Owned
Foreign:
Monterrey, Mexico	Engineered building systems(6)	246,196	Owned
Shanghai, China	Metal components	75,000	Leased

(1)	Secondary structures and metal roof and wall systems.

(2)	End walls, secondary structures and metal roof and wall systems for components and engineered building systems.

(3)	Full components product range.

(4)	Primary structures, secondary structures and metal roof and wall systems for engineered building systems.

(5)	Metal roof and wall systems.

(6)	Primary structures for engineered building systems.

(7)	Structural steel.

(8)	Insulated panel systems.

(9)	Polystyrene.

(10)
We closed this facility in March 2015, and the carrying value is included in Assets held for sale on our consolidated balance sheets. See “Note 2 — Summary of Significant Accounting Policies” and “Note 5 — Restructuring and Asset Impairments” in the notes to the consolidated financial statements.

We also operate eight Metal Depot facilities in our metal components segment that sell our products directly to the public. We also maintain several drafting office facilities in various states. We have short-term leases for these additional facilities. We believe that our present facilities are adequate for our current and projected operations. On November 3, 2015, we acquired a manufacturing facility in Hamilton, Ontario, Canada.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PRICE RANGE OF COMMON STOCK
Our common stock is listed on the NYSE under the symbol “NCS.” As of December 15, 2015, there were 40 holders of record and an estimated 7,000 beneficial owners of our common stock. The following table sets forth the quarterly high and low sale prices of our common stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our common stock and the terms of our Credit Agreement, Amended ABL Facility and Notes either limit or restrict our ability to do so. On May 14, 2013, the CD&R Funds converted all of their Preferred Shares into shares of our Common Stock. As a result of the conversion, the CD&R funds no longer have rights to dividends or default dividends with regard to the Preferred Shares.

Fiscal Year 2015 Quarter Ended	High	Low
February 1	$20.85	$15.39
May 3	$17.82	$15.22
August 2	$16.11	$12.23
November 1	$13.13	$9.55

Fiscal Year 2014 Quarter Ended	High	Low
February 2	$20.14	$14.38
May 4	$18.77	$14.93
August 3	$19.88	$15.54
November 2	$21.68	$16.90
The following table shows our purchases of our common stock during the fourth quarter of fiscal 2015:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(2)
August 3, 2015 to August 30, 2015	—	—	—	129,218
August 31, 2015 to September 27, 2015	3,040	$15.59	—	129,218
September 28, 2015 to November 1, 2015	—	—	—	129,218
Total	3,040	$15.59	—	129,218

(1)
These shares were shares of restricted stock that were withheld to satisfy the minimum tax-withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)
Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of an additional 0.2 million shares of our common stock. There is no time limit on the duration of the program. During the fourth quarter of fiscal 2015, we did not repurchase any shares of Common Stock. At November 1, 2015, there were 129,218 shares of common stock remaining authorized for repurchase under the program.

STOCK PERFORMANCE CHART
The following chart compares the yearly percentage change in the cumulative stockholder return on our common stock from October 31, 2010 to the end of the fiscal year ended November 1, 2015 with the cumulative total return on the (i) S&P SmallCap Index and (ii) S&P 600 Building Products peer group. The comparison assumes $100 was invested on October 31, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.
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

Item 6. Selected Financial Data.
The selected financial data for each of the three fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for each of the two fiscal years ended October 28, 2012 and October 30, 2011 and certain consolidated balance sheet data as of November 3, 2013 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2015		2014		2013(3)		2012		2011
	(In thousands, except per share data)
Sales	$1,563,693		$1,370,540		$1,308,395		$1,154,010		$959,577
Net income (loss)	17,818	(1)	11,185	(2)	(12,885)	(4)	4,913	(6)	(9,950)	(8)
Net income (loss) applicable to common shares	17,646	(1)	11,085	(2)	(12,885)	(4)	(72,120)	(6)	(47,466)	(8)
Earnings (loss) per common share:
Basic	0.24		0.15		(0.29)		(3.81)		(2.58)
Diluted	0.24	(1)	0.15	(2)	(0.29)	(4)	(3.81)	(6)	(2.58)	(8)
Cash flow from operating activities	105,040		33,566		64,142		47,722		41,437
Total assets	1,079,729		758,683		780,263		751,484		561,154
Total debt	444,147		235,387		237,775		236,944	(7)	130,699
Convertible Preferred Stock	—		—		—		619,950		273,950
Stockholders’ equity (deficit)	$271,976		$246,542		$252,758		$(370,528)		$(35,690)
Diluted average common shares	73,923		74,709		44,761	(5)	18,932		18,369

(1)
Includes gain on legal settlements of $3.8 million ($2.3 million after tax), strategic development and acquisition related costs of $4.2 million ($2.6 million after tax), restructuring and impairment charges of $11.3 million ($6.9 million after tax), fair value adjustments to inventory of $2.4 million ($1.5 million after tax), and amortization of acquisition fair value adjustments of $8.4 million ($5.1 million after tax).

(2)
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

(3)	Fiscal 2013 includes 53 weeks of operating activity.

(4)
Includes debt extinguishment costs of $21.5 million ($13.2 million after tax) and proceeds from insurance recovery of $1.0 million ($0.6 million after tax) and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax) in fiscal 2013.

(5)	In May 2013, the CD&R Funds converted all of their Preferred Shares into 54.1 million shares of our Common Stock.

(6)
Includes strategic development and acquisition related costs of $5.0 million ($3.7 million after tax), debt extinguishment costs of $6.4 million ($4.0 million after tax), actuarial determined general liability self-insurance of $1.9 million ($1.2 million after tax) and executive retirement costs of $0.5 million ($0.3 million after tax) in fiscal 2012.

(7)	Includes debt discount of $11.8 million.

(8)	Includes restructuring charges of $0.3 million ($0.2 million after tax) and asset impairments of $1.1 million ($0.7 million after tax) in fiscal 2011.

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
Fiscal 2015 Overview
Our improved 2015 financial performance was the result of focused execution across our commercial, manufacturing and supply chain groups. Including our fourth quarter of 2015, we have achieved six consecutive quarters of year-over-year improvement in gross profit margin and Adjusted EBITDA, which was the objective of the reorganization of our business over the past two years. The flattening of both our manufacturing and commercial organizations has enabled a level of collaboration, communication and teamwork that continues to drive meaningful improvement in our ability to overcome headwinds that we may face at any given time.
We achieved our best financial performance since 2008, delivering 72.2% year-over-year improvement in Adjusted EBITDA, despite lackluster economic conditions, low-rise, nonresidential construction activity that decreased year-over-year and steel prices that continued to decline to pricing levels not seen since 2003. In the process, we expanded our Adjusted EBITDA margin by 280 basis points as we took advantage of the operating leverage created by volume increases driving greater capacity utilization. In addition to the incremental Adjusted EBITDA contributed by the newly acquired CENTRIA business, our legacy engineered building systems and metal components segments generated significant year-over-year improvement, which are discussed in "—Results of Operations."
Additionally, our operating cash flow has significantly improved during fiscal 2015. During fiscal 2015, we generated cash flows from operations of $105.0 million, which increased significantly from $33.6 million in fiscal 2014, reflective of strong growth in Adjusted EBITDA and focused management of working capital. This improved operating cash flow enabled us to make voluntary prepayments on our existing term loan facility of approximately $41.0 million in fiscal 2015. These additional debt paydowns, combined with improved Adjusted EBITDA, have enabled us to continue to execute on our goal to reduce net debt ratios to pre-CENTRIA acquisition levels. Our pro forma net debt leverage ratio at the end of the fourth fiscal quarter improved to 2.7x, moving closer to the previous pre-CENTRIA acquisition leverage of 2.2x.
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
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. One of the primary challenges we face is that the United States economy is recovering from a recession and historically low nonresidential construction activity, which began in the third quarter of 2008 and reduced demand for our products and adversely affected our business. In addition, the tightening of credit in financial markets over the same period adversely affected the ability of our customers to obtain financing for construction projects. As a result, we experienced decreases in orders and cancellations of orders for our products. While economic growth has either resumed or remained flat, the nonresidential construction industry continues to be below previous cyclical troughs. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by Dodge:

Dodge Nonresidential Construction Activity
Source: Dodge
Current market estimates continue to show subdued activity in nonresidential markets. Nonresidential construction starts, as measured in square feet, were down 7% in fiscal 2015 as compared to fiscal 2014 according to Dodge Data & Analytics (“Dodge”). Low-rise starts, comprising buildings of one to five stories, were down 6% for fiscal 2015 as compared to fiscal 2014. However, leading indicators for low-rise, nonresidential construction activity continue to indicate modest momentum moving into fiscal 2016.
The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The forward projection of these metrics, based on a nine-month historical lag, indicates modest growth for low-rise starts in the first half of fiscal 2016.
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

RESULTS OF OPERATIONS
The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	November 1, 2015	November 2, 2014	November 3, 2013
Sales	100.0%	100.0%	100.0%
Cost of sales, excluding fair value adjustment of acquired inventory and gain on insurance recovery	76.0	78.8	79.0
Fair value adjustment of acquired inventory	0.2	—	—
Gain on insurance recovery	—	(0.1)	(0.1)
Gross profit	23.8	21.3	21.1
Engineering, selling, general and administrative expenses	18.3	18.8	19.3
Intangible asset amortization	1.1	0.3	0.3
Strategic development and acquisition related costs	0.3	0.4	—
Restructuring and impairment charges	0.7	—	—
Gain on legal settlements	(0.2)	—	—
Income from operations	3.6	1.8	1.5
Interest income	—	—	—
Interest expense	(1.8)	(0.9)	(1.6)
Foreign exchange gain (loss)	(0.1)	(0.1)	—
Debt extinguishment costs, net	—	—	(1.6)
Other income, net	—	0.1	0.1
Income (loss) before income taxes	1.7	0.9	(1.6)
Provision (benefit) from income taxes	0.6	0.1	(0.7)
Net income (loss)	1.1%	0.8%	0.9%

SUPPLEMENTARY OPERATING SEGMENT INFORMATION
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) engineered building systems; (ii) metal components; and (iii) metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span and CENTRIA are included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.
We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) structural framing provided by the engineered building systems segment to the metal components segment; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) hot-rolled, light gauge painted, and slit material and other services provided by the metal coil coating segment to both the engineered building systems and metal components segments.
Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, debt extinguishment costs and other income (expense). Segment information is included in Note 21 to our consolidated financial statements.
The following table represents total sales, external sales and operating income attributable to these operating segments for the periods indicated (in thousands, except percentages):

	2015	%	2014	%	2013	%
Total sales:
Engineered building systems	$667,166	15	$669,843	18	$655,767	17
Metal components	920,845	59	694,858	51	663,094	51
Metal coil coating	231,732	42	246,582	49	222,064	50
Intersegment sales	(256,050)	(16)	(240,743)	(18)	(232,530)	(18)
Total net sales	$1,563,693	100	$1,370,540	100	$1,308,395	100
External sales:
Engineered building systems	647,881	6	649,344	8	633,653	7
Metal components	815,310	52	607,594	45	581,772	44
Metal coil coating	100,502	42	113,602	47	92,970	49
Total net sales	$1,563,693	100	$1,370,540	100	$1,308,395	100
Operating income (loss):
Engineered building systems	51,410		32,525		23,405
Metal components	50,541		33,306		36,167
Metal coil coating	19,080		23,982		24,027
Corporate	(64,200)		(64,717)		(64,411)
Total operating income	$56,831		$25,096		$19,188
Unallocated other expense	(30,041)		(12,421)		(40,927)
Income (loss) before income taxes	$26,790		$12,675		$(21,739)

RESULTS OF OPERATIONS FOR FISCAL 2015 COMPARED TO FISCAL 2014
Consolidated sales increased by 14.1%, or $193.2 million for fiscal 2015, compared to fiscal 2014. These results were driven by the inclusion of CENTRIA, which contributed $179.4 million of external sales since January 16, 2015 when CENTRIA was acquired. This increase also resulted from higher tonnage volumes in our metal components segment, specifically for our single-skin products. In general, this increase was partially offset by the continued decline in steel prices experienced during fiscal 2015, which has unfavorably impacted our consolidated sales.
Consolidated cost of sales, excluding the fair value adjustment of acquired inventory and gain on insurance recovery, increased by 10.1%, or $109.0 million for fiscal 2015, compared to fiscal 2014. This increase was the result of the increase in consolidated sales, partially offset by lower underlying material costs driven in part by the continued decrease in steel prices experienced during fiscal 2015.
Fair value adjustment of acquired inventory for fiscal 2015 was $2.4 million associated with the CENTRIA acquisition. There was no corresponding amount recorded during fiscal 2014.
Consolidated gain on insurance recovery was $1.3 million in fiscal 2014. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during fiscal 2014 from claims submitted. These insurance proceeds have been classified as a gain on insurance recovery on the consolidated statements of operations. There was no corresponding amount in fiscal 2015. See “Note 6 — Gain on Insurance Recovery” in the notes to the consolidated financial statements for more information.
Gross margin, including the fair value adjustment of acquired inventory and gain on insurance recovery, was 23.8% for fiscal 2015 compared to 21.3% for the same period in the prior year. The increase in gross margin was the result of continued commercial discipline in both the metal components and engineered building systems segments and higher margin product mix as well as the inclusion of CENTRIA.
Engineered building systems sales decreased 0.4%, or $2.7 million to $667.2 million in fiscal 2015, compared to $669.8 million in the same period in the prior year. The decrease in sales is the result of the pass-through effect of lower steel prices and reductions in certain erection services, partially offset by increased tonnage volume and value oriented pricing. Sales to third parties for fiscal 2015 decreased $1.5 million to $647.9 million from $649.4 million in the same period in the prior year.
Operating income of the engineered building systems segment increased to $51.4 million in fiscal 2015 compared to $32.5 million in the same period in the prior year. This $19.1 million increase resulted from improved product mix, lower material costs and lower transportation costs.
Metal components sales increased 24.5%, or $226.0 million to $920.8 million in fiscal 2015, compared to $694.9 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA, which contributed $179.4 million of external sales since January 16, 2015 when CENTRIA was acquired. The increase was also due to higher volume of single skin products shipped and higher margin product mix, primarily in our insulated metal panel products. Sales to third parties for fiscal 2015 increased $207.7 million to $815.3 million from $607.6 million in the same period in the prior year.
Operating income of the metal components segment increased to $50.5 million in fiscal 2015, compared to $33.3 million in the same period in the prior year. The $18.2 million increase was driven by the increased sales discussed above, as well as improved product mix.
Metal coil coating sales decreased by 6.0%, or $14.9 million to $231.8 million in fiscal 2015, compared to $246.6 million in the same period in the prior year. This decrease in sales is primarily the result of a decrease in external tons shipped. Package sales include both the toll processing services and the sale of the steel coil while toll processing services include only the toll processing service performed on the steel coil already in the customer’s ownership. Decreasing steel prices generally have an unfavorable impact on our coating business, primarily in our package sales that are more sensitive to the price of steel.
Operating income of the metal coil coating segment decreased to $19.1 million in fiscal 2015, compared to $24.0 million in the same period in the prior year. The $4.9 million decrease was driven by the decreased sales discussed above.
Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $286.8 million in fiscal 2015, compared to $261.7 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 18.3% for fiscal 2015 as compared to 18.8% for fiscal 2014. The $29.2 million increase in engineering, selling and administrative expenses was primarily due to the inclusion of CENTRIA, which contributed $30.1 million of engineering, selling, general and administrative expenses since January 16, 2015 when CENTRIA was acquired. Engineering, selling, general and administrative costs excluding the impact of CENTRIA decreased $0.9 million during fiscal 2015 compared to the same period in the prior year.
Consolidated intangible amortization increased to $16.9 million during fiscal 2015, compared to $4.1 million in the same period in the prior year. This increase is directly related to the valuation of intangible assets related to the CENTRIA Acquisition. Intangible amortization during fiscal 2014 related to prior acquisitions, including Metl-Span.
Consolidated strategic development and acquisition related costs decreased to $4.2 million during fiscal 2015, compared to $5.0 million in the same period in the prior year. These non-operational costs are related to acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets.
Consolidated restructuring and impairment charges for fiscal 2015 were $11.3 million and consists of costs of $1.6 million associated with the closing of our Caryville, TN facility, severance costs of $3.9 million associated with the streamlining of our commercial and manufacturing cost structure and asset impairment charges of $5.8 million incurred during the fourth quarter of 2015. There was no corresponding amount recorded for fiscal 2014.
Consolidated gain on legal settlements for fiscal 2015 was $3.8 million and consists of proceeds received from the settlement of certain legal cases where the Company was the plaintiff. There was no corresponding amount recorded for fiscal 2014.
Consolidated interest expense increased to $28.5 million for fiscal 2015, compared to $12.5 million for the same period of the prior year. This increase is attributable to the $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 issued in connection with the CENTRIA Acquisition.
Consolidated other income, net, decreased to $0.5 million for fiscal 2015, compared to $1.0 million for the same period of the prior year primarily due to foreign currency losses related to fluctuations in the Canadian / U.S. Dollar exchange rate in the current period in Canada.
Consolidated provision for income taxes was a $9.0 million for fiscal 2015, compared to a $1.0 million provision for the same period in the prior year. The effective tax rate for fiscal 2015 was 33.5% compared to 11.8% for the same period in the prior year. The 2014 tax provision included a $2.7 million benefit for the release of a valuation allowance. During 2014, after evaluating historical and future financial trends in our Canadian business, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026.
Diluted income per common share improved to $0.24 per diluted common share for fiscal 2015, compared to income of $0.15 per diluted common share for the same period in the prior year. The improvement in diluted income per common share was primarily due to the $6.6 million increase in net income resulting from the factors described above in this section.
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
Consolidated cost of sales, excluding gain on insurance recovery, increased by 4.5%, or $46.7 million for fiscal 2014, compared to fiscal 2013. This increase resulted from higher tonnage volumes in our metal coil coating and metal components segments as noted above.
Consolidated gain on insurance recovery increased by 28.2%, or $0.3 million to $1.3 million in fiscal 2014, compared to $1.0 million in the same period in the prior year. On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. During the fourth quarter of fiscal 2013, the ovens were repaired. We received insurance proceeds of approximately $1.3 million during fiscal 2014 from claims submitted. These insurance proceeds have been classified as a “gain on insurance recovery” in the consolidated statement of operations. We received insurance proceeds of approximately $1.0 million during fiscal 2013. See “Note 6 — Gain on Insurance Recovery” in the notes to the consolidated financial statements for more information.
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
Consolidated strategic development and acquisition related costs for fiscal 2014 were $5.0 million. These non-recurring, non-operational costs are related to acquisition-related activities that support our future growth targets and performance goals and include external legal and due diligence costs incurred to pursue specific acquisition targets. There was no corresponding amount recorded for fiscal 2013.
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
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents increased from $66.7 million to $99.7 million during fiscal 2015. The following table summarizes our consolidated cash flows for fiscal 2015 and fiscal 2014 (in thousands):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014
Net cash provided by operating activities	$105,040	$33,566
Net cash used in investing activities	(267,778)	(16,695)
Net cash provided by (used in) financing activities	196,004	(27,289)
Effect of exchange rate changes on cash and cash equivalents	(255)	(367)
Net increase (decrease) in cash and cash equivalents	33,011	(10,785)
Cash and cash equivalents at beginning of period	66,651	77,436
Cash and cash equivalents at end of period	$99,662	$66,651
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
Net cash provided by operating activities was $105.0 million during fiscal 2015 compared to $33.6 million of net cash provided by operating activities in the comparable period of fiscal 2014. This difference was driven by a significant increase in earnings adjusted for non-cash items, and improved working capital as compared to the comparable period of the prior year.
A driver for our increased cash provided by operating activities was a $37.9 million decrease in our cash used for accounts payable over the comparable period of the prior year. Our vendor payments can fluctuate significantly based on the timing of disbursements, inventory purchases and vendor payment terms. Our trailing 90-days payable outstanding (“DPO”) as of November 1, 2015 was 38.3 days compared to 32.5 days in the prior year.
Cash used to invest in inventory decreased by $14 million from the comparable period of the prior year. The change was driven by lower than anticipated volumes, partially offset by an increase in our trailing 90-days inventory on-hand (“DIO”), as our DIO was 44.5 days as of November 1, 2015 as compared to 42.1 days at November 2, 2014.
Cash generated from accounts receivable was $10.3 million higher in fiscal 2015 than the comparable period of the prior year. This increase was driven by strong collections, especially during the fourth quarter of fiscal 2015, and significant year-over-year revenue growth, partially offset by an increase in our trailing 90-days sales outstanding (“DSO”) to 34.8 days as of November 1, 2015 from 31.2 days at November 2, 2014.

Investing Activities
Cash used in investing activities of $267.8 million during fiscal 2015 was higher than the $16.7 million invested in the comparable period of the prior year and related predominantly to the use of $247 million, which is net of cash acquired of $8 million, for the acquisition of CENTRIA in January 2015. In fiscal 2014, the $16.7 million was related predominantly to capital expenditures for a new architectural panel system line, computer software and machinery and equipment.
Financing Activities
Cash provided by financing activities was $196.0 million in fiscal 2015 and cash used in financing activities was $27.3 million in the comparable prior year period. The cash provided by financing activities was primarily due to the issuance of $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition. This increase was partially offset by prepayments of approximately $41.2 million made on our Credit Agreement. The $27.3 million used in financing activities during fiscal 2014 was primarily attributable to the purchase of Common Stock in the amount of $23.8 million paid to the CD&R Funds in connection with the Stock Repurchase (as defined below) and $2.4 million of payments made to reduce our outstanding term loan and $1.6 million of payments made to reduce our note payable related to financed insurance premiums during fiscal 2014.
We invest our excess cash in various overnight investments which are issued or guaranteed by the federal government.
Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its advisors of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date.
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
On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters for the Secondary Offering also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for fiscal 2014. At November 1, 2015 and November 2, 2014, the CD&R Funds beneficially owned 58.4% and 58.8%, respectively, of the voting power and Common Stock of the Company.
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

See “Note 13 — CD&R Funds” in the notes to the consolidated financial statements for more information on the material terms of our Amendment Agreement.
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
On June 24, 2013, the Company entered into Amendment No. 1 (the “Amendment”) to its existing Credit Agreement (the “Credit Agreement”), dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 1, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $194.1 million and $235.4 million, respectively.
Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both November 1, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%.
In addition to our Credit Agreement, we have entered into the Amended ABL Facility which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. On November 7, 2014, the Company entered into Amendment No. 3 to the Loan and Security Agreement (the “ABL Loan and Security Agreement”) to amend the ABL Loan and Security Agreement to permit the CENTRIA Acquisition and associated financing, extend the maturity date of the Amended ABL Facility to June 24, 2019, decrease the applicable margin with respect to borrowings thereunder and make certain other amendments and modifications to provide greater operational and financial flexibility.
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
On June 24, 2013, the Company entered into the Amendment to the Credit Agreement, dated as of June 22, 2012, between NCI, as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At November 1, 2015 and November 2, 2014, amounts outstanding under the Credit Agreement were $194.1 million and $235.4 million, respectively. As a result of the Amendment, in fiscal 2013, we recognized a one-time debt extinguishment charge of approximately $21.5 million related to the write-off of non-cash existing deferred issuance costs, non-cash initial debt discount write-off, pre-payment penalty and fees to the creditors.
Pursuant to the Amendment, the maturity date of the $238 million of outstanding Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both November 1, 2015 and November 2, 2014, the interest rate on the term loan under our Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.
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
The Amended ABL Facility provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by NCI Group, Inc. and Robertson-Ceco II Corporation of up to $150.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 1, 2015 and November 2, 2014, our excess availability under the Amended ABL Facility was $131.0 million and $135.4 million, respectively. At both November 1, 2015 and November 2, 2014, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 1, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.7 million and $8.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility.
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
The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of November 1, 2015 and November 2, 2014 was $19.7 million and $20.3 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at November 1, 2015 and November 2, 2014, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.54:1.00 and 3.46:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.
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
At November 1, 2015 and November 2, 2014, the interest rate on our Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher than the rate otherwise applicable.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $131.0 million available at November 1, 2015 and $99.7 million of cash at November 1, 2015. However, we have in the past sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures between approximately $27 million and $30 million for fiscal 2016 and expansion when needed.
We funded the CENTRIA Acquisition with approximately $250.0 million of indebtedness, which increased our interest expense in fiscal 2015.
We expect to contribute $1.1 million and $0.6 million to the RCC Pension Plan and CENTRIA Benefit Plans, respectively, in fiscal 2016.
In the past, we have used available funds to repurchase shares of our Common Stock under our stock repurchase program. Although we did not purchase any Common Stock during the fourth quarter of fiscal 2015 under our stock repurchase program, we did withhold shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
Our corporate strategy seeks potential acquisitions that would provide additional synergies in our engineered building systems, metal components and metal coil coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.

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
Acquisition
On November 3, 2015, we acquired a manufacturing plant in Hamilton, Ontario, Canada for CAD 5.5 million in cash. This plant allows us to service customers more competitively within the Canadian and Northeastern United States IMP markets. We funded this acquisition with existing cash.

NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include “adjusted” operating income (loss), adjusted EBITDA, “adjusted” net income (loss) per diluted common share and “adjusted” net income (loss) applicable to common shares. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement, Amended ABL Facility, and Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	For the Three Months Ended November 1, 2015
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,208	$18,239	$25,473	$(14,421)	$36,499
Restructuring and impairment charges	—	6,365	959	287	7,611
Strategic development and acquisition related costs	—	—	—	1,143	1,143
Gain on legal settlements	—	—	—	(3,765)	(3,765)
Amortization of short lived acquired intangibles	—	2,343	—	—	2,343
Adjusted operating income (loss)	$7,208	$26,947	$26,432	$(16,756)	$43,831

	For the Three Months Ended November 2, 2014
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,929	$14,198	$19,397	$(18,949)	$21,575
Strategic development costs	—	109	—	3,403	3,512
Adjusted operating income (loss)	$6,929	$14,307	$19,397	$(15,546)	$25,087

	For the Fiscal Year Ended November 1, 2015
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$19,080	$50,541	$51,410	$(64,200)	$56,831
Restructuring and impairment charges	254	7,866	2,756	430	11,306
Strategic development and acquisition related costs	—	—	—	4,201	4,201
Gain on legal settlements	—	—	—	(3,765)	(3,765)
Fair value adjustment of acquired inventory	—	2,358	—	—	2,358
Amortization of short lived acquired intangibles	—	8,400	—	—	8,400
Adjusted operating income (loss)	$19,334	$69,165	$54,166	$(63,334)	$79,331

	For the Year Ended November 2, 2014
	Metal Coil Coating	Metal Components	Engineered Building Systems	Corporate	Consolidated
Operating income (loss), GAAP basis	$23,982	$33,306	$32,525	$(64,717)	$25,096
Gain on insurance recovery	(1,311)	—	—	—	(1,311)
Secondary offering costs	—	—	—	754	754
Strategic development costs	—	109	—	4,889	4,998
Adjusted operating income (loss)	$22,671	$33,415	$32,525	$(59,074)	$29,537
The following table reconciles adjusted EBITDA to Net income (loss) for the periods indicated (in thousands):

	1st Quarter February 1, 2015	2nd Quarter May 3, 2015	3rd Quarter August 2, 2015	4th Quarter November 1, 2015	Trailing 12 Months November 1, 2015
Net income (loss)	$(320)	$(7,488)	$7,220	$18,407	$17,819
Add:					—
Depreciation and amortization	9,731	13,766	14,541	13,354	51,392
Consolidated interest expense, net	3,980	8,280	8,135	7,993	28,388
Provision (benefit) for income taxes	(490)	(4,087)	3,520	10,029	8,972
Restructuring and impairment charges	1,477	1,759	504	7,611	11,351
Strategic development and acquisition related costs	1,729	628	701	1,143	4,201
Gain from legal settlements	—	—	—	(3,765)	(3,765)
Fair value adjustment of acquired inventory	583	775	1,000	—	2,358
Non-cash charges:
Stock-based compensation	2,933	2,201	2,568	1,677	9,379
Adjusted EBITDA	$19,623	$15,834	$38,189	$56,449	$130,095

	1st Quarter February 2, 2014	2nd Quarter May 4, 2014	3rd Quarter August 3, 2014	4th Quarter November 2, 2014	Trailing 12 Months November 2, 2014
Net income (loss)	$(4,258)	$(4,905)	$6,089	$14,259	$11,185
Add:
Depreciation and amortization	8,767	8,941	8,994	9,220	35,922
Consolidated interest expense, net	3,100	3,035	3,142	3,053	12,330
Provision (benefit) for income taxes	(2,506)	(3,057)	2,837	4,215	1,489
Gain on insurance recovery	(987)	(324)	—	—	(1,311)
Secondary offering costs	704	50	—	—	754
Strategic development costs	—	—	1,486	3,512	4,998
Non-cash charges:
Stock-based compensation	3,179	2,563	2,404	2,022	10,168
Adjusted EBITDA	$7,999	$6,303	$24,952	$36,281	$75,535

The following tables reconcile adjusted diluted income per common share to income per diluted common share and adjusted income applicable to common shares to income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net income per diluted common share, GAAP basis	$0.25	$0.19	$0.24	$0.15
Restructuring and impairment charges, net of taxes	0.06	—	0.09	—
Strategic development and acquisition related costs, net of taxes	0.01	0.03	0.03	0.04
Fair value adjustment of acquired inventory, net of taxes	—	—	0.01	—
Amortization of short lived acquired intangibles, net of taxes	0.02	—	0.07	—
Gain on legal settlements, net of taxes	(0.03)	—	(0.03)	—
Reversal of Canadian deferred tax valuation allowance	—	(0.03)	—	(0.03)
Gain on insurance recovery, net of taxes	—	—	—	(0.01)
Foreign exchange loss, net of taxes	—	—	—	0.01
Secondary offering costs, net of taxes	—	—	—	—
Adjusted net income per diluted common share	$0.31	$0.19	$0.42	$0.16

	Fiscal Three Months Ended		Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 1, 2015	November 2, 2014
Net income applicable to common shares, GAAP basis	$18,241	$14,130	$17,658	$11,185
Restructuring and impairment charges, net of taxes	4,643	—	6,897	—
Fair value adjustment of acquired inventory, net of taxes	—	—	1,438	—
Amortization of short lived acquired intangibles, net of taxes	1,429	—	5,124	—
Gain on legal settlements, net of taxes	(2,297)	—	(2,297)	—
Gain on insurance recovery, net of unreimbursed business interruption costs and taxes	—	—	—	(808)
Secondary offering costs, net of taxes	—	—	—	464
Foreign exchange loss, net of taxes	—	178	—	676
Strategic development and acquisition related costs, net of taxes	697	2,163	2,563	3,079
Reversal of Canadian deferred tax valuation allowance	—	(2,718)	—	(2,718)
Adjusted net income applicable to common shares	$22,714	$13,753	$31,384	$11,878
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of November 1, 2015, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of November 1, 2015 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt(1)	$444,147	$—	$—	$194,147	$250,000
Interest payments on debt(2)	180,759	29,197	84,665	41,708	25,189
Operating leases	36,025	9,282	16,046	3,875	6,822
Other purchase obligations(3)	1,848	1,848	—	—	—
Projected pension obligations(4)	15,083	1,050	4,133	3,170	6,730
Other long-term obligations(5)	240	125	115	—	—
Asset purchase agreement(6)	4,200	4,200	—	—	—
Total contractual obligations	$682,302	$45,702	$104,959	$242,900	$288,741

(1)	Reflects amounts outstanding under the Credit Agreement, the Amended ABL Facility and the Notes.

(2)	Interest payments were calculated based on rates in effect at November 1, 2015 for variable rate obligations.

(3)
Includes various agreements for steel delivery obligations and gas contracts. In general, purchase orders issued in the normal course of business can be terminated in whole or part for any reason without liability until the product is received.

(4)
Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plans and bond rates. Includes obligations with respect to the RCC Pension Plan, the CENTRIA Benefit Plans and the OPEB Plans.

(5)	Includes contractual payments and projected supplemental retirement benefits to or on behalf of former executives.

(6)	Reflects the purchase price as stated in an asset purchase agreement prior to any working capital adjustments for the acquisition of a manufacturing facility in Hamilton, Ontario, Canada.
CONTINGENT LIABILITIES AND COMMITMENTS
Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes incurred but not reported, or IBNR, claims. For all insurance carriers, the total standby letters of credit are approximately $8.7 million and $8.1 million at November 1, 2015 and November 2, 2014, respectively.
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
Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $300,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in incurred but not reported (“IBNR”) claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our Consolidated Statements of Operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation deductible is $250,000 per occurrence. The Property and Auto Liability deductibles are $50,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $1,000,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.
We believe that the assumptions and information used to develop these accruals provide the best basis for these estimates each quarter because, as a general matter, the accruals have historically proven to be reasonable and accurate. However, significant changes in expected medical and health care costs, negative changes in the severity of previously reported claims or changes in laws that govern the administration of these plans could have an impact on the determination of the amount of these accruals in future periods. Our methodology for determining the amount of health insurance accrual considers claims growth and claims lag, which is the length of time between the incurred date and processing date. For the health insurance accrual, a change of 10% above expected outstanding claims would result in a financial impact of $0.4 million.
Share-Based Compensation.  Under ASC Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the performance share units (“PSUs”) grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. For the fiscal years ended November 1, 2015 and November 2, 2014, the forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 7.5% for our non-officers and 0% for our officers. For the fiscal year ended November 3, 2013, the forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 10% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount on the PSUs awarded in December 2012 due to the required eighteen month holding period subsequent to vesting. We granted an immaterial amount of options during the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013. We granted 0.4 million, 0.2 million and 0.4 million restricted shares during the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.
In December 2014, we granted long-term incentive awards with a three-year performance period to our senior executives (“2014 Executive Awards”). 40% of the value of the long-term incentive awards is time-based restricted stock and 60% of the value of the awards is PSUs. The restricted stock is time-vesting based on continued employment, with two-thirds of the restricted stock vesting on December 15, 2016 and one-third vesting on December 15, 2017. The PSUs vest based on the achievement of performance goals and continued employment, with one-half of the award vesting on December 15, 2016 and the remaining one-half vesting on December 15, 2017. The PSU performance goals are based on three metrics: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. The number of shares that may be received on vesting of the PSUs depends upon the satisfaction of the performance goals, up to a maximum of 200% of the target number of the PSUs. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control of NCI occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by NCI without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control of NCI occurs prior to the end of the performance period, the restricted stock will fully vest.
The fair value of the 2014 Executive Awards is based on the Company’s stock price as of the date of grant. A portion of the compensation cost of the 2014 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the fiscal year ended November 1, 2015, we granted PSUs with a fair value of approximately $3.7 million.
Also in December 2014, we granted Performance Share Awards to our key employees that will be paid 50% in cash and 50% in stock (“2014 Key Employee Awards”). The final number of 2014 Key Employee Awards earned for these awards granted in December 2014 will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. These 2014 Key Employee Awards cliff vest three years from the date of grant and will be earned based on the performance against the pre-established targets for the requisite service period. The 2014 Key Employee Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2014 Key Employee Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the fiscal year ended November 1, 2015, we granted 2014 Key Employee Awards with an equity fair value of $1.5 million and a cash value of $1.7 million.
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
Our option awards and restricted stock awards are subject to graded vesting over a service period, which is typically three or four years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for the entire award. In addition, certain of our awards provide for accelerated vesting upon qualified retirement. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.
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
As of November 1, 2015, the $4.5 million net operating loss and tax credit carryforward included $1.2 million for U.S. state loss carryforwards and $2.8 million for foreign loss carryforward. The state net operating loss carryforwards will expire in 1 to 19 years, if unused.
At November 3, 2013, we had a full valuation allowance in the amount of $4.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary. In fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026. As such, we reversed the valuation allowance.
Accounting for acquisitions, intangible assets and goodwill.  Accounting for the acquisition of a business requires the allocation of the purchase price to the various assets and liabilities of the acquired business. For most assets and liabilities, purchase price allocation is accomplished by recording the asset or liability at its estimated fair value. The most difficult estimations of individual fair values are those involving property, plant and equipment and identifiable intangible assets. We use all available information to make these fair value determinations and, for major business acquisitions such as CENTRIA,

Metl-Span and RCC, typically engage an outside appraisal firm to assist in the fair value determination of the acquired long-lived assets.
In connection with the acquisition of CENTRIA in January 2015, we preliminarily recorded goodwill of $82.7 million and intangible assets for customer relationships, backlog and trade names in the amount of $105.9 million, $8.4 million and $14.0 million, respectively. All CENTRIA intangible assets are amortized on a straight-line basis over their expected useful lives. CENTRIA’s customer relationships are being amortized over 20 years based on a review of the historical length of CENTRIA’s customer retention experience. CENTRIA’s backlog was amortized over nine months because items in CENTRIA’s backlog were expected to be delivered within nine months. CENTRIA’s trade names are being amortized over 15 years based on our expectation of our use of the trade names.
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
In connection with the acquisition of RCC in April 2006, we recorded intangible assets for trade names, backlog and customer relationships in the amount of $24.7 million, $2.3 million and $6.3 million, respectively. Trade names were determined to have indefinite useful lives and so are not amortized. Trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our current intentions are to maintain the trade names indefinitely. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines that these intangible assets then have definite useful lives, amortization will commence at that time on a prospective basis. As long as these intangible assets are judged to have indefinite lives, they will be subject to periodic impairment tests that require management’s judgment of the estimated fair value of these intangible assets. We assess impairment of our non-amortizing intangibles at least annually in accordance with ASC Topic 350, Intangibles — Goodwill and Other (“ASC 350”). All other intangible assets are amortized on a straight-line basis over their expected useful lives. RCC’s customer relationships are being amortized over fifteen years based on a review of the historical length of RCC’s customer retention experience. See “Note 7 — Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements for additional information.
Goodwill of $143.7 million and $14.3 million had been recorded in our metal components and engineered building systems segments, respectively. We perform a test for impairment of all our goodwill annually as prescribed by ASC 350. The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and transaction multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of our reporting units, weighted average cost of capital, working capital and capital expenditure requirements. We have not made any material changes in our impairment assessment methodology during each fiscal year of 2015, 2014 and 2013. We do not believe the estimates used in the analysis are reasonably likely to change materially in the future but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may give rise to an impairment of goodwill.
We perform an annual impairment assessment of goodwill and indefinite lived intangibles. Additionally, we assess goodwill and indefinite lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends. See “Note 7 — Goodwill and Other Intangible Assets” in the notes to the consolidated financial statements.
As of November 1, 2015 and November 2, 2014, our goodwill was $158.0 million and $75.2 million, respectively. We completed our annual goodwill impairment test in the fourth quarter for each of our reporting units. We have the option of performing an assessment of certain qualitative factors (“step zero”) to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative analysis (“step one”).
Certain of our reporting units within the engineered building systems and metal components segments had a fair value in excess of 20% of their respective carrying value as of the most recent step one test, which was July 29, 2013, or were valued recently in connection with the CENTRIA Acquisition in January 2015. No events were noted that would more likely than not significantly decrease the fair value of these reporting units, and we elected to apply the qualitative assessment under the step zero testing approach for each of these reporting units as of August 3, 2015. Based on the results of these tests, we determined that step one tests for these reporting units were not necessary.
When performing a qualitative test, we assess numerous factors to determine whether it is more likely than not that the fair value of the reporting units are less than their respective carrying values. Examples of qualitative factors that management assesses include the Company’s financial performance, market and competitive factors in the nonresidential construction industry, the amount of excess fair value over the carrying value of each reporting unit evident in prior years, the length of time since the most recent quantitative impairment test and other events specific to our reporting units.
Management considered factors that would impact the reporting unit fair values as estimated by the market and income approaches used in the most recent step one test. Management reviewed current projections of cash flows and compared these current projections to the projections included in the most recent step one test. Also, economic factors over the past year did not significantly affect the discount rates used for the valuation of these reporting units. Management concluded that events occurring since the most recent step one test did not more likely than not have a significant impact on the fair value of each of these reporting units. Therefore, management determined that it was not necessary to perform a step one goodwill impairment test for these reporting units as the fair value of each reporting unit appeared to exceed its respective carrying value.
For certain of our other reporting units within the engineered building systems and metal components segments, we performed a quantitative impairment assessment as of August 3, 2015. We determined that the reporting units passed step one of the impairment test, as the fair values of the reporting units exceeded their respective carrying values, including goodwill. As such, no impairment existed.
Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. In fiscal 2015, 2014 and 2013, we established new reserves for doubtful accounts of $0.1 million, $0.3 million and $1.7 million, respectively. In fiscal years 2015, 2014 and 2013, we wrote off uncollectible accounts of $(0.1) million, $0.2 million and $1.6 million, respectively, all of which had been previously reserved.
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
Property, plant and equipment valuation.  We assess the recoverability of the carrying amount of property, plant and equipment for assets held and used at the lowest level asset grouping for which cash flows can be separately identified, which may be at an individual asset level, plant level or divisional level depending on the intended use of the related asset, if certain events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable and the undiscounted cash flows estimated to be generated by those asset groups are less than the carrying amount of those asset groups. Events and circumstances which indicate an impairment include (a) a significant decrease in the market value of the asset groups; (b) a significant change in the extent or manner in which an asset group is being used or in its physical condition; (c) a significant change in our business conditions; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of an asset group; (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection that demonstrates continuing losses associated with the use of an asset group; or (f) a current expectation that, more likely than not, an asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We assess our asset groups for impairment on a quarterly basis.
If we determine that the carrying value of an asset group is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset group over its fair value. The fair value of asset groups is determined based on prices of similar assets adjusted for their remaining useful life.
In connection with recently developed plans to improve cost efficiency and optimize our combined manufacturing footprint considering recent acquisitions and restructuring efforts, we identified indicators that certain of our asset groups within the metal components segment may be impaired. During the fourth quarter of fiscal 2015, we adjusted certain of our property, plant and equipment asset groups within the metal components segment because we determined that the carrying value of the asset groups was not recoverable based on expected undiscounted future cash flows. We recorded asset impairments of $5.8 million in fiscal 2015. We did not identify any asset impairments in fiscal 2014 or 2013.
Contingencies.  We establish reserves for estimated loss contingencies when we believe a loss is probable and the amount of the loss can be reasonably estimated. Our contingent liability reserves are related primarily to litigation and environmental matters. Legal costs for uninsured claims are accrued as part of the ultimate settlement. Revisions to contingent liability reserves are reflected in income in the period in which there are changes in facts and circumstances that affect our previous assumptions with respect to the likelihood or amount of loss. Reserves for contingent liabilities are based upon our assumptions and estimates regarding the probable outcome of the matter. We estimate the probable cost by evaluating historical precedent as well as the specific facts relating to each particular contingency (including the opinion of outside advisors, professionals and experts). Should the outcome differ from our assumptions and estimates or other events result in a material adjustment to the accrued estimated reserves, revisions to the estimated reserves for contingent liabilities would be required and would be recognized in the period the new information becomes known. We recognized gains on legal settlements of $3.8 million in fiscal 2015 for cases in which we were the plaintiff.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The new standard allows for either full or modified retrospective adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which for the Company is the first quarter of fiscal 2019. Entities can still adopt the amendments as of the original effective date beginning after December 15, 2016. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The guidance is effective for our fiscal year ending October 29, 2017. A reporting entity may apply the amendments prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $11 million in deferred financing costs as a reduction of the carrying amount of the debt liability.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and is effective for our fiscal year ending October 28, 2018. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended November 1, 2015, steel constituted approximately 70% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils1. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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

1    Galvalume® is a registered trademark of Biec International, Inc.
CRU Steel Price Index North America

250
200
150
100
50
0
CRU Index
Oct-09
Apr-10
Oct-10
Apr-11
Oct-11
Apr-12
Oct-12
Apr-13
Oct-13
Apr-14
Oct-14
Apr-15
Oct-15

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
With steel accounting for approximately 70% of our cost of sales for fiscal 2015, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $8.2 million for our fiscal year ended November 1, 2015. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At November 1, 2015, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At November 1, 2015, we had $194.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.9 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at November 1, 2015 and November 2, 2014 was approximately $193.7 million and $230.1 million, respectively, compared to the face value of $194.1 and $235.4 million, respectively.
See “Note 12 — Long-term Debt and Note Payable” in the notes to the consolidated financial statements for more information on the material terms of our long-term debt.
The table below presents scheduled debt maturities and related weighted-average interest rates for each of the fiscal years relating to debt obligations as of November 1, 2015. Weighted-average variable rates are based on LIBOR rates assuming a 1.00% LIBOR floor at November 1, 2015, plus applicable margins.

	Scheduled Maturity Date(a)							Fair Value
	2016	2017	2018	2019	2020	Thereafter	Total	11/1/2015
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$250.0	$250.0	$263.8	(b)
Interest Rate	—	—	—	—	—	8.25%	8.25%
Variable Rate	$—	$—	$—	$194.1	$—	$—	$194.1	$193.7	(b)
Average interest rate	—	—	—	4.25%	—	—	4.25%

(a)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.

(b)	Based on recent trading activities of comparable market instruments.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(1.8) million, $(0.9) million and $(0.1) million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 was $(0.4) million, $(0.2) million and $0.2 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $0.1 million, $(0.4) million and $(0.1) million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 1, 2015, excluding the acquired business of CENTRIA from its assessment. This business was acquired on January 16, 2015 and represents approximately 4% of the Company's total assets as of November 1, 2015 and approximately 11% of the Company's total revenues for the fiscal year then ended. CENTRIA had $4.3 million in net losses during the fiscal year ended November 1, 2015 as compared to consolidated net income of the Company of $17.8 million. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of November 1, 2015, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of November 1, 2015. Their report included elsewhere herein expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of November 1, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of NCI Building Systems, Inc.
We have audited the internal control over financial reporting of NCI Building Systems, Inc. (the “Company”) as of November 1, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). NCI Building Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired business of CENTRIA, which is included in the 2015 consolidated financial statements of the Company and constituted 4% of total assets as of November 1, 2015 and 11% of consolidated revenues for the fiscal year then ended. CENTRIA had $4.3 million in net losses during the fiscal year ended November 1, 2015 as compared to consolidated net income of the Company of $17.8 million. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the acquired business of CENTRIA.
In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of November 1, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc. as of November 1, 2015 and November 2, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended November 1, 2015 of NCI Building Systems, Inc. and our report dated December 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
December 22, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of NCI Building Systems, Inc.
We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of November 1, 2015 and November 2, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended November 1, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. at November 1, 2015 and November 2, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 1, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc.’s internal control over financial reporting as of November 1, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 22, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
December 22, 2015

CONSOLIDATED STATEMENTS OF OPERATIONS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In thousands, except per share data)
Sales	$1,563,693	$1,370,540	$1,308,395
Cost of sales, excluding fair adjustment of acquired inventory and gain on insurance recovery	1,189,019	1,080,027	1,033,374
Fair value adjustment of acquired inventory	2,358	—	—
Gain on insurance recovery	—	(1,311)	(1,023)
Gross profit	372,316	291,824	276,044
Engineering, selling, general and administrative expenses	286,840	257,635	252,803
Intangible asset amortization	16,903	4,053	4,053
Strategic development and acquisition related costs	4,201	4,998	—
Restructuring and impairment charges	11,306	42	—
Gain on legal settlements	(3,765)	—	—
Income from operations	56,831	25,096	19,188
Interest income	72	126	131
Interest expense	(28,460)	(12,455)	(20,988)
Foreign exchange gain (loss)	(2,152)	(1,097)	65
Debt extinguishment costs, net	—	—	(21,491)
Other income (expense), net	499	1,005	1,356
Income (loss) before income taxes	26,790	12,675	(21,739)
Provision (benefit) for income taxes	8,972	1,490	(8,854)
Net income (loss)	$17,818	$11,185	$(12,885)
Net income allocated to participating securities	(172)	(100)	—
Net income (loss) applicable to common shares	$17,646	$11,085	$(12,885)
Income (loss) per common share:
Basic	$0.24	$0.15	$(0.29)
Diluted	$0.24	$0.15	$(0.29)
Weighted average number of common shares outstanding:
Basic	73,271	73,079	44,761
Diluted	73,923	74,709	44,761
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In thousands)
Comprehensive income (loss):
Net income (loss)	$17,818	$11,185	$(12,885)
Other comprehensive income (loss), net of tax:
Foreign exchange translation losses and other (net of income tax of $0 in 2015, 2014 and 2013)	80	(367)	(137)
Unrecognized actuarial gains (losses) on pension obligation (net of income tax of $(243) in 2015, $2,453 in 2014 and $(1,414) in 2013)	379	(3,936)	2,269
Other comprehensive income (loss)	459	(4,303)	2,132
Comprehensive income (loss)	$18,277	$6,882	$(10,753)
See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NCI BUILDING SYSTEMS, INC.

	November 1, 2015	November 2, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$99,662	$66,651
Restricted cash	682	—
Accounts receivable, net	166,800	136,923
Inventories, net	157,828	131,497
Deferred income taxes	27,390	21,447
Investments in debt and equity securities, at market	5,890	5,549
Prepaid expenses and other	31,834	22,773
Assets held for sale	6,261	5,690
Total current assets	496,347	390,530
Property, plant and equipment, net	257,892	244,714
Goodwill	158,026	75,226
Intangible assets, net	156,395	44,923
Deferred financing costs, net	11,069	3,290
Total assets	$1,079,729	$758,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,384
Note payable	513	418
Accounts payable	145,917	118,164
Accrued compensation and benefits	62,200	50,666
Accrued interest	6,389	1,820
Accrued income taxes	9,296	3,491
Other accrued expenses	97,309	68,768
Total current liabilities	321,624	245,711
Long-term debt, net	444,147	233,003
Deferred income taxes	20,807	20,219
Other long-term liabilities	21,175	13,208
Total long-term liabilities	486,129	266,430
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 74,529,750 and 73,769,095 shares issued in 2015 and 2014, respectively; and 74,082,324 and 73,530,295 shares outstanding in 2015 and 2014, respectively	745	737
Additional paid-in capital	640,767	630,297
Accumulated deficit	(353,733)	(371,550)
Accumulated other comprehensive loss, net	(8,280)	(8,739)
Treasury stock, at cost (447,426 and 238,800 shares in 2015 and 2014, respectively)	(7,523)	(4,203)
Total stockholders’ equity	271,976	246,542
Total liabilities and stockholders’ equity	$1,079,729	$758,683
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$17,818	$11,185	$(12,885)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,392	35,876	36,009
Amortization of deferred financing costs and debt discount	1,483	1,076	3,266
Share-based compensation expense	9,379	10,168	14,900
Non-cash debt extinguishment costs	—	—	17,582
Loss (gain) on sale of property, plant and equipment	(15)	123	(3)
Asset impairment	5,876	42	—
(Gain) on insurance recovery	—	(1,311)	(1,023)
Provision for doubtful accounts	110	256	1,679
(Benefit) provision for deferred income taxes	5,368	(3,423)	(9,612)
Excess tax benefits from share-based compensation arrangements	(745)	(538)	(977)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	7,610	(1,811)	(3,572)
Inventories	4,604	(9,391)	(16,090)
Income tax receivable	(2,634)	1,599	(724)
Prepaid expenses and other	(267)	(4,579)	(697)
Accounts payable	11,475	(26,394)	34,559
Accrued expenses	(6,052)	19,949	2,121
Other, net	(362)	739	(391)
Net cash provided by operating activities:	105,040	33,566	64,142
Cash flows from investing activities:
Acquisition, net of cash acquired	(247,123)	—	—
Capital expenditures	(20,683)	(18,020)	(24,426)
Proceeds from insurance	—	1,311	1,023
Proceeds from sale of property, plant and equipment	28	14	74
Net cash used in investing activities:	(267,778)	(16,695)	(23,329)
Cash flows from financing activities:
Decrease in restricted cash	298	—	1,375
Proceeds from stock options exercised	354	—	674
Issuance of debt	250,000	—	—
Excess tax benefits from share-based compensation arrangements	745	538	977
Proceeds from Amended ABL facility	—	72,000	57,000
Payments on Amended ABL facility	—	(72,000)	(57,000)
Payments on term loan	(41,240)	(2,388)	(10,975)
Payments on note payable	(1,616)	(1,590)	(1,722)
Payment of financing costs	(9,217)	(51)	(6,265)
Purchase of treasury stock	(3,320)	(23,798)	(2,462)
Net cash provided by (used in) financing activities:	196,004	(27,289)	(18,398)
Effect of exchange rate changes on cash and cash equivalents	(255)	(367)	(137)
Net (decrease) increase in cash and cash equivalents	33,011	(10,785)	22,278
Cash and cash equivalents at beginning of period	66,651	77,436	55,158
Cash and cash equivalents at end of period	$99,662	$66,651	$77,436
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$22,210	$11,508	$16,410
Taxes paid, net of amounts refunded	$7,462	$911	$2,148
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity (Deficit)
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, October 28, 2012	20,357,183	$204	$5,712	$(369,850)	$(6,568)	(2,966)	$(26)	$(370,528)
Conversion of Convertible Preferred Stock	54,136,817	541	619,409	—	—	—	—	619,950
Treasury stock purchases	—	—	(17)	—	—	(175,044)	(2,445)	(2,462)
Retirement of treasury shares	(170,487)	(2)	(2,353)	—	—	170,487	2,355	—
Issuance of restricted stock	393,594	4	(4)	—	—	—	—	—
Stock options exercised	76,142	1	673	—	—	—	—	674
Excess tax benefits from share-based compensation arrangements	—	—	977	—	—	—	—	977
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(137)	—	—	(137)
Unrecognized actuarial gains on pension obligations	—	—	—	—	2,269	—	—	2,269
Share-based compensation	—	—	14,900	—	—	—	—	14,900
Net loss	—	—	—	(12,885)	—	—	—	(12,885)
Balance, November 3, 2013	74,793,249	$748	$639,297	$(382,735)	$(4,436)	(7,523)	$(116)	$252,758
Treasury stock purchases	—	—	—	—	—	(1,381,277)	(23,804)	(23,804)
Retirement of treasury shares	(1,150,000)	(12)	(19,705)	—	—	1,150,000	19,717	—
Issuance of restricted stock	125,846	1	(1)	—	—	—	—	—
Excess tax benefits from share-based compensation arrangements	—	—	538	—	—	—	—	538
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(367)	—	—	(367)
Unrecognized actuarial losses on pension obligations	—	—	—	—	(3,936)	—	—	(3,936)
Share-based compensation	—	—	10,168	—	—	—	—	10,168
Net income	—	—	—	11,185	—	—	—	11,185
Balance, November 2, 2014	73,769,095	$737	$630,297	$(371,550)	$(8,739)	(238,800)	$(4,203)	$246,542
Treasury stock purchases	—	—	—	—	—	(208,626)	(3,320)	(3,320)
Issuance of restricted stock	720,655	7	(7)	—	—	—	—	—
Stock option exercises	40,000	1	353	—	—	—	—	354
Excess tax benefits from share-based compensation arrangements	—	—	745	—	—	—	—	745
Foreign exchange translation losses and other, net of taxes	—	—	—	—	80	—	—	80
Unrecognized actuarial gains on pension obligations	—	—	—	—	379	—	—	379
Share-based compensation	—	—	9,379	—	—	—	—	9,379
Net income	—	—	—	17,818	—	—	—	17,818
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,732)	$(8,280)	(447,426)	$(7,523)	$271,976
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
We use a  52/53 week year with our fiscal year end on the Sunday closest to October 31. The year end for fiscal 2015 is November 1, 2015. Fiscal 2013 had 53 weeks of operating activity compared to 52 weeks of activity in fiscal 2014 and 2015.
We have three operating segments: engineered building systems, metal components and metal coil coating. Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We market the products in each of our operating segments nationwide through a direct sales force and, in the case of our engineered building systems segment, through authorized builder networks.
Our consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All intercompany accounts, transactions and profits arising from consolidated entities have been eliminated in consolidation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory reserves, accounting for business combinations, valuation of reporting units for purposes of assessing goodwill and other indefinite-lived intangible assets for impairment, valuation of asset groups for impairment testing, accruals for employee benefits, general liability insurance, warranties and certain contingencies. We base our estimates on historical experience, market participant fair value considerations, projected future cash flows, and various other factors that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of November 1, 2015, our cash and cash equivalents were only invested in cash.
We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of November 1, 2015, we had restricted cash in the amount of approximately $0.7 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See “Note 12 — Long-Term Debt

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

and Note Payable” for more information on the material terms of our Amended ABL Facility. Restricted cash as of November 1, 2015 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.
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
We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 (in thousands):

	November 1, 2015	November 2, 2014	November 3, 2013
Beginning balance	$6,076	$6,055	$6,000
Provision for (recovery of) bad debts	110	256	1,679
Amounts charged against allowance for bad debts, net of recoveries	(114)	(235)	(1,624)
Allowance for bad debts of acquired company at date of acquisition	1,623	—	—
Ending balance	$7,695	$6,076	$6,055
(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using First-In, First-Out Method (FIFO) for steel coils and other raw materials.
The components of inventory are as follows (in thousands):

	November 1, 2015	November 2, 2014
Raw materials	$109,455	$93,367
Work in process and finished goods	48,373	38,130
	$157,828	$131,497
The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 (in thousands):

	November 1, 2015	November 2, 2014	November 3, 2013
Beginning balance	$1,743	$1,769	$1,521
Provisions	943	648	1,161
Dispositions	(552)	(674)	(913)
Reserve of acquired company at date of acquisition	1,615	—	—
Ending balance	$3,749	$1,743	$1,769
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
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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
In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2014, we reclassified $2.9 million of additional property, plant and equipment to assets held for sale related to an idled facility because this facility met the above criteria. The total carrying value of assets held for sale is $6.3 million and $5.7 million at November 1, 2015 and November 2, 2014, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at November 1, 2015.
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
Depreciation expense for fiscal 2015, 2014 and 2013 was $51.4 million, $31.7 million and $32.0 million, respectively. Of this depreciation expense, $7.5 million, $8.2 million and $8.1 million was related to software depreciation for fiscal 2015, 2014 and 2013.
Property, plant and equipment consists of the following (in thousands):

	November 1, 2015	November 2, 2014
Land	$20,277	$20,482
Buildings and improvements	182,831	184,880
Machinery, equipment and furniture	331,113	289,833
Transportation equipment	4,458	2,943
Computer software and equipment	107,341	103,454
Construction in progress	22,656	17,854
	668,676	619,446
Less accumulated depreciation	(410,784)	(374,732)
	$257,892	$244,714
Estimated useful lives for depreciation are:

Buildings and improvements	15	–	39 years
Machinery, equipment and furniture	3	–	15 years
Transportation equipment	4	–	10 years
Computer software and equipment	3	–	7 years
We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2015, 2014 and 2013, the total amount of interest capitalized was $0.3 million, $0.2 million and $0.2 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

estimated useful life of the asset. Certain construction in progress in the amount of $9.9 million is currently on hold but management believes it is probable that software in the amount of $0.8 million and machinery and equipment in the amount of $9.1 million will be completed and placed into service in the foreseeable future.
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
(h) Goodwill and Other Intangible Assets.  We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, a "Step 0" analysis. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform "Step 1" of the two-step goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. If the carrying value exceeds the fair value, we measure the amount of impairment loss, if any, by comparing the implied fair value of the reporting unit goodwill to its carrying amount.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. Deferred financing costs are capitalized as incurred and amortized using the straight-line method which approximates the effective interest method over the expected life of the debt. At November 1, 2015 and November 2, 2014, the unamortized balance in deferred financing costs was $11.1 million and $3.3 million, respectively.
(k) Cost of Sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of asset impairments (recoveries), net and the gain on insurance recovery because these items are shown below cost of sales on our consolidated statement of operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $4.6 million, $3.8 million and $2.6 million and engineering and drafting costs were $46.9 million, $44.9 million and $43.0 million in each of fiscal 2015, 2014 and 2013, respectively. Approximately $3.0 million and $3.0 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2015 and 2014, respectively.
(l) Warranty.  We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from two years to twenty years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets. See “Note 11 — Warranty”.
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
Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $250,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $50,000 and $250,000, respectively. The general liability insurance has a $1,000,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.
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
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

reporting period, we record the costs of our workers’ compensation, general liability and automobile claims, including paid claims, an estimate of the change in IBNR claims, taxes and administrative fees as general and administrative expenses in our Consolidated Statements of Operations.
(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $8.6 million, $7.6 million and $6.6 million in fiscal 2015, 2014 and 2013, respectively.
(o) Impairment of Long-Lived Assets.  We assess impairment of property, plant and equipment at an asset group level in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable, such as a significant decrease in market value of the asset groups or a significant change in our business conditions. If we determine that the carrying value of an asset group is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset group over its fair value. The fair value of an asset group is determined based on prices of similar assets adjusted for their remaining useful life. We recorded asset impairment charges of $5.8 million in fiscal 2015. See “Note 5 — Restructuring and Asset Impairments.”
(p) Share-Based Compensation.  Compensation expense is recorded for restricted stock awards under the fair value method. In December 2013, we granted long-term incentive awards with performance conditions that will be paid 50% in cash and 50% in stock (“Performance Share Awards”). Compensation expense is recorded for Performance Share Awards based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. On performance share unit awards, we applied a discount due to the required eighteen month holding period subsequent to vesting. We recorded the recurring pretax compensation expense relating to restricted stock awards, Performance Share Awards, stock options and performance share unit awards of $9.4 million, $10.2 million and $14.9 million for fiscal 2015, 2014 and 2013, respectively.
(q) Foreign Currency Re-measurement and Translation.  The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement gains (losses) were $(1.8) million, $(0.9) million and $(0.1) million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in other income for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 was $(0.4) million, $(0.2) million and $0.2 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $0.1 million, $(0.4) million and $(0.1) million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.
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
(s) Income taxes.  The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, Canadian federal and provincial as well as Mexican federal jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In assessing the realizability of deferred tax assets, we must consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. We consider all available evidence, both positive and negative, in determining whether a valuation allowance is required. Such evidence includes the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment, and judgment is required in considering the relative weight of negative and positive evidence. The fiscal 2014 income tax provision includes a $2.7 million benefit for the release of a valuation allowance. During 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards, which if unused would begin to expire in 2026. At November 3, 2013, we had a full valuation allowance in the amount of $4.0 million on the deferred tax assets of Robertson Building Systems Ltd., our Canadian subsidiary.
(t) Reclassifications.  Certain reclassifications have been made to the prior period amounts in our consolidated balance sheets, consolidated cash flows and notes to the consolidated financial statements to conform to the current presentation. The net effect of these reclassifications was not material to our consolidated financial statements.
3. ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
Presentation of unrecognized tax benefits
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus of the FASB Emerging Issues Task Force). ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and the entity intends to use the deferred tax asset for that purpose. We adopted ASU 2013-11 prospectively for our first quarter in fiscal 2015. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial statements.
Recognition of measurement period adjustments
In September 2015, the FASB issued ASU 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. We early adopted this guidance in our fourth quarter of fiscal 2015. See “Note 4 — Acquisitions.”
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. The new standard allows for either full or modified retrospective adoption and is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
3. ACCOUNTING PRONOUNCEMENTS - (continued)

for the Company is the first quarter of fiscal 2019. Entities can still adopt the amendments as of the original effective date beginning after December 15, 2016. We are currently assessing the potential effects of these changes to our consolidated financial statements.
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
In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The guidance is effective for our fiscal year ending October 29, 2017. A reporting entity may apply the amendments prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $11 million in deferred financing costs as a reduction of the carrying amount of the debt liability.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and is effective for our fiscal year ending October 28, 2018. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented in the balance sheet as noncurrent. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, our fiscal 2018, and interim periods within those years. Early adoption is permitted. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.
4. ACQUISITIONS
On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, LLC, a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), a Pennsylvania general partnership (“CENTRIA”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash, including cash acquired of $8.7 million. The purchase price is subject to a post-closing adjustment to net working capital as provided in the Interest Purchase Agreement. The purchase price was funded through the issuance of $250.0 million of new indebtedness. See “Note 12 — Long-Term Debt and Note Payable.” CENTRIA is now an indirect, wholly-owned subsidiary of NCI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
4. ACQUISITIONS - (continued)

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the period from January 16, 2015 to November 1, 2015, CENTRIA contributed revenue of $179.4 million and had an operating loss of $4.3 million. The CENTRIA Acquisition enhances our capabilities in the design, engineering and manufacturing of architectural insulated metal panel (“IMP”) wall and roof systems and integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.
We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. In accordance with ASC Topic 805, Business Combinations, the unaudited pro forma financial information for fiscal years 2015 and 2014 assumes the acquisition was completed on November 4, 2013, the first day of fiscal year 2014.
This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information includes adjustments for interest expense to match the new capital structure and amortization expense for identified intangibles. In addition, acquisition related costs and $16.1 million of transaction costs incurred by the seller are excluded from the unaudited pro forma financial information. The pro forma information does not reflect any expected synergies or expense reductions that we believe will result from the acquisition.

	Unaudited Pro Forma
	Fiscal year ended
(In thousands, except per share amounts)	November 1, 2015	November 2, 2014
Sales	$1,608,179	$1,605,707
Net income (loss) applicable to common shares	22,266	(106)
Income (loss) per common share
Basic	$0.31	$—
Diluted	$0.30	$—

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the CENTRIA Acquisition as of January 16, 2015 as determined in accordance with ASC Topic 805. The fair value of all assets acquired and liabilities assumed are preliminary and the final determination of any required acquisition method adjustments will be made upon the completion of the determination of the post-closing adjustment in the Interest Purchase Agreement and the finalization of certain contingent assets and liabilities.

(In thousands)	January 16, 2015
Cash	$8,718
Current assets, excluding cash	$74,725
Property, plant and equipment	34,127
Intangible assets	128,280
Assets acquired	$245,850
Current liabilities	$63,797
Other long-term liabilities	8,893
Liabilities assumed	$72,690
Fair value of net assets acquired	$173,160
Total consideration paid	255,841
Goodwill	$82,681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
4. ACQUISITIONS - (continued)

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Useful Lives
Backlog	$8,400	9 months
Trade names	13,980	15 years
Customer lists and relationships	105,900	20 years
	$128,280
These intangible assets are amortized on a straight-line basis, which is presented in Intangible asset amortization on our consolidated statements of operations. We also recorded a step-up in inventory fair value of approximately $2.4 million, which was subsequently recognized as an expense in “Fair value adjustment of acquired inventory” on our consolidated statements of operations upon the sale of the related inventory.
The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The intention of this transaction was to strengthen our position as a fully integrated supplier to the nonresidential building products industry, by enhancing our existing portfolio of cold storage and commercial and industrial solutions, expanding our capabilities into high-end insulated metal panels and contributing specialty continuous metal coil coating capabilities. We believe the transaction will result in revenue synergies to our existing businesses, as well as improvements in supply chain efficiency, including alignment of purchase terms and pricing optimization. We include the results of the CENTRIA Acquisition in the metal components segment. Goodwill of $73.6 million and $9.1 million was recorded in our metal components segment and engineered building systems segment based on expected synergies pertaining to the respective segments from the acquisition. Additionally, because the entity acquired was treated as a partnership for tax purposes, the tax basis of the acquired assets and liabilities has been adjusted to their fair value and goodwill will be deductible for tax purposes.
Beginning in the fourth quarter of fiscal 2015, the Company elected to record measurement period adjustments in the period in which they are determined, rather than retrospectively, as permitted under new accounting guidance issued in September 2015. See “Note 3 — Accounting Pronouncements.” The adoption of this guidance did not have a material impact on our consolidated financial statements.
5. RESTRUCTURING AND ASSET IMPAIRMENTS
During the first quarter of fiscal 2015, we approved a plan to consolidate our three engineered buildings systems manufacturing facilities in Tennessee, closing the Caryville facility. We have incurred severance and facility costs at the Caryville facility of approximately $1.6 million during the fiscal year ended November 1, 2015. We completed the closing of the Caryville facility during March 2015.
During the fourth quarter of fiscal 2015, we have developed plans to improve cost efficiency and optimize our combined manufacturing footprint considering recent acquisitions and restructuring efforts. As a result of these plans, we identified indicators that certain of our manufacturing asset groups within our metal components segment may be impaired. We performed impairment testing and recorded asset impairment charges of $5.8 million as the fair values of the asset groups were below their carrying amounts. These charges are presented in “Restructuring and impairment charges” on our consolidated statements of operations and relate to our metal components segment. We measured the fair value of the asset groups using Level 3 inputs, including values of like-kind assets or other market indications of a potential selling value which approximates fair value.
In addition, during the fiscal year ended November 1, 2015, we incurred severance related costs of $2.0 million, $1.2 million and $0.3 million within the metal components segment, engineered building systems segment and metal coil coating segment, respectively, primarily in an effort to streamline our management and manufacturing structure to better serve our customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
5. RESTRUCTURING AND IMPAIRMENTS - (continued)

The following table summarizes our restructuring plan costs and charges related to our restructuring plans during the fiscal year ended November 1, 2015 (in thousands):

	Costs Incurred To Date	Remaining Anticipated Costs	Total Anticipated Costs
General severance	$3,887	$739	$4,626
Plant closing severance	1,575	—	1,575
Asset impairment	5,844	—	5,844
Total restructuring costs	$11,306	$739	$12,045
The following table summarizes our restructuring liability and cash payments made related to the restructuring plan (in thousands):

	General Severance	Plant Closing Severance	Asset Impairments	Total
Balance at November 2, 2014	$—	$—	$—	$—
Costs incurred	3,887	1,575	5,844	11,306
Cash payments	(2,941)	(1,575)	—	(4,516)
Accrued severance (1)	739	—	—	739
Balance at November 1, 2015	$1,685	$—	$5,844	$7,529

(1)
During the second and fourth quarters of fiscal 2015, we entered into transition and separation agreements with certain executive officers. Each terminated executive officer is entitled to severance benefit payments issuable in two installments. The termination benefits were measured initially at the separation date based on the fair value of the liability as of the termination date, and recognized ratably over the future service period. Remaining severance costs associated with the executive officers of $0.4 million and $0.2 million will be incurred in the metal components segment and engineered building systems segment, respectively.

We expect to fully execute our plans in phases over the next 12 months to 36 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans.
6. GAIN ON INSURANCE RECOVERY
On August 6, 2013, our metal coil coating segment facility in Jackson, Mississippi experienced a fire caused by an exhaust fan failure that damaged the roof and walls of two curing ovens. The ovens were repaired and operations resumed in September 2013. During the fiscal years ended November 2, 2014 and November 3, 2013, we received $1.3 million and $1.0 million from insurance proceeds, respectively, which have been separately stated as “Gain on insurance recovery” on our consolidated statement of operations. These insurance proceeds were used to purchase and install assets to rebuild the roof and walls of the affected assets. The new assets were capitalized and are being depreciated over their estimated useful life of 10 years.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

	Metal Coil Coating	Metal Components	Engineered Building Systems	Total
Balance as of November 2, 2014 and November 3, 2013	$—	$70,026	$5,200	$75,226
Additions	—	73,571	9,110	82,681
Impairment	—	—	—	—
Other, net	—	119	—	119
Balance as of November 1, 2015	$—	$143,716	$14,310	$158,026
On January 16, 2015, we completed the CENTRIA Acquisition. The purchase price is subject to a post-closing adjustment to net working capital as provided in the Interest Purchase Agreement. This transaction resulted in preliminary goodwill of $82.7 million as the transaction was expected to strengthen our position as a fully integrated supplier to the nonresidential building products industry, providing our customers a comprehensive suite of building products. The preliminary goodwill was allocated to the metal components segment and engineered building systems segment based on expected synergies that the Company believes the segments will derive from the acquisition.
On June 22, 2012, we completed the acquisition of Metl-Span LLC (“Metl-Span”), a Texas limited liability company (the "Metl-Span Acquisition”). Effective October 29, 2012, Metl-Span merged with and into NCI Group, Inc., with NCI Group, Inc. being the lone survivor. The purchase price was subject to a post-closing adjustment based on Metl-Span’s cash, working capital, indebtedness, transaction expenses and accrued employee bonuses at closing. As a result, the fair value of certain assets acquired and liabilities assumed were finalized during fiscal 2013, resulting in goodwill of $70.0 million that was recorded in our metal components segment.
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, goodwill is tested for impairment at least annually at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. Management has determined that we have six reporting units for the purpose of allocating goodwill and the subsequent testing of goodwill for impairment. Our metal components segment has four reporting units and our engineered building systems segment has two reporting units for the purpose of allocating goodwill.
At the beginning of the fourth quarter of each fiscal year, we perform an annual impairment assessment of goodwill and indefinite-lived intangible assets. Additionally, we assess goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the fair value may be below the carrying value. We completed our annual impairment assessment of goodwill and indefinite-lived intangible assets in the fourth quarter of fiscal 2015 and we elected to apply the qualitative assessment for the goodwill in certain of our reporting units within the metal components segment and the engineered building systems segment as of August 3, 2015. We also applied the qualitative assessment for the indefinite-lived intangible assets within the metal components and engineered building systems segments as of August 3, 2015. Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and negative categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using relative weightings. Additionally, the Company considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC), publicly traded company multiples and observable and recent transaction multiples between the current and prior years for a reporting unit. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of the reporting units or the indefinite-lived intangible assets are less than their respective carrying amounts.
We performed a quantitative impairment test for certain of our reporting units within the metal components segment and the engineered building systems segment during the fourth quarter of fiscal 2015. We estimate the fair value of a reporting unit using projected discounted cash flows and publicly traded company multiples. To develop the projected cash flows associated with the reporting units, we considered key factors that include assumptions regarding sales volume and prices, capital expenditures, working capital changes and discount rates. We discount the projected cash flows using a long-term, risk-adjusted weighted-average cost of capital, which was based on our estimate of the investment returns that market participants would require for a reporting unit. We consider publicly traded company multiples for companies with operations similar to a reporting unit. Based on our completion of these tests, we determined that the fair values of the reporting units exceeded their carrying values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
7. GOODWILL AND OTHER INTANGIBLE ASSETS  – (continued)

The following table represents all our intangible assets activity for the fiscal years ended November 1, 2015 and November 2, 2014 (in thousands):

	Range of Life (Years)			November 1, 2015	November 2, 2014
Amortized intangible assets:
Cost:
Trade names		15		$29,167	$15,187
Customer lists and relationships	12	–	20	136,210	30,310
Non-competition agreements	5	–	10	8,132	8,132
Supplier relationships		3		150	150
Backlog		0.75		8,400	—
				$182,059	$53,779
Accumulated amortization:
Trade names				$(6,824)	$(5,073)
Customer lists and relationships				(15,613)	(9,040)
Non-competition agreements				(8,132)	(8,081)
Supplier relationships				(150)	(117)
Backlog				(8,400)	—
				$(39,119)	$(22,311)
Net book value				$142,940	$31,468
Indefinite-lived intangible assets:
Trade names				$13,455	$13,455
Total intangible assets at net book value				$156,395	$44,923
The Star and Ceco trade name assets have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. These trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our intention is to maintain these trade names indefinitely.
All other intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. As of November 1, 2015 and November 2, 2014, the weighted average amortization period for all our intangible assets was 18.2 years. Amortization expense of intangibles was $16.9 million, $4.1 million and $4.1 million for fiscal 2015, 2014 and 2013, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2016	$9,620
2017	9,620
2018	9,620
2019	9,620
2020	9,327
In accordance with ASC Topic 350, Intangibles — Goodwill and Other, we evaluate the remaining useful life of intangible assets on an annual basis. We also review finite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable in accordance with ASC Topic 360, Property, Plant and Equipment.
8. SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions ("Performance Share Awards") and cash awards. As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
8. SHARE-BASED COMPENSATION  – (continued)

or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Compensation Committee of our Board of Directors (the “Committee”) may approve. Awards may be paid in cash, shares of our common stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee. In addition, our December 11, 2009 stock option grants contain restrictions on the employees’ ability to exercise and sell the options prior to January 1, 2013, or if earlier, the employees’ death, disability, or qualifying termination (as defined in the Incentive Plan), or upon a change in control of the Company.
As of November 1, 2015, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over three to four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
A total of approximately 4,254,000 and 2,538,000 shares were available at November 1, 2015 and November 2, 2014, respectively, under the Incentive Plan for the further grants of awards.
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
Since December 2006, the Committee’s policy has been to provide for grants of restricted stock once per year, with the type and size of the awards based on a dollar amount set by the Committee. For executive officers and designated members of senior management, a portion of the award may be fixed and a portion may be subject to adjustment, up or down, depending on the average rate of growth in NCI’s earnings per share over the three fiscal years ended prior to the award date. The number of shares awarded on the grant date equals the dollar value specified by the Committee (after adjustment with regard to the variable portion) divided by the closing price of the stock on the grant date, or if the grant date is not a trading day, the trading day prior to the grant date. All restricted stock awards to all award recipients, including executive officers, are subject to a cap in value set by the Committee.
The total recurring pre-tax share-based compensation cost that has been recognized in results of operations was $9.4 million, $10.2 million and $14.9 million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively. Of these amounts, $8.3 million, $8.9 million and $14.2 million were included in engineering, selling, general and administrative expense for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively, with the remaining costs in each period included in cost of sales. As of November 1, 2015, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $3.7 million, $3.9 million and $5.7 million for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013, respectively.
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
Cash received from option exercises from a retired executive due to expiration in accordance with the terms of the agreement was $0.7 million during fiscal 2013. There were 40,000 options exercised during fiscal 2015. Cash received from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
8. SHARE-BASED COMPENSATION  – (continued)

the option exercises was $0.4 million during fiscal 2015. The actual tax benefit realized for the tax deductions from option exercises totaled $0.2 million for fiscal 2013. There were no options exercised during fiscal 2014.
The weighted average assumptions for the equity awards granted on December 15, 2014, December 16, 2013 and December 17, 2012 are as follows:

	December 15, 2014	December 16, 2013	December 17, 2012
Expected volatility	49.45%	54.29%	55.24%
Expected term (in years)	5.50	5.75	5.75
Risk-free interest rate	1.63%	1.75%	0.90%
During fiscal 2015, 2014 and 2013, we granted 10,543, 5,058 and 2,101 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2015, 2014 and 2013 was $7.91, $9.09 and $7.22, respectively. As of November 1, 2015 and November 2, 2014, there was approximately $0.1 million and $0.3 million, respectively, of total unrecognized compensation cost related to stock option share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 1.9 years and 1.4 years, respectively.
The following is a summary of stock option transactions during fiscal 2015, 2014 and 2013 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance October 28, 2012	2,100	16.11
Granted	2	14.28
Exercised	(76)	(8.85)
Cancelled	(18)	(111.55)
Balance November 3, 2013	2,008	15.55
Granted	5	17.79
Cancelled	(65)	(148.82)
Balance November 2, 2014	1,948	11.05
Granted	10	17.07
Exercised	(40)	(8.85)
Cancelled	(14)	(175.08)
Balance November 1, 2015	1,904	9.85	4.3	$2,708
Exercisable at November 1, 2015	1,797	9.83	4.3	$2,581
The following summarizes additional information concerning outstanding options at November 1, 2015 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
1,882	4.3 years	$9.13
21	6.6 years	68.48
1	0.6 years	303.20
1,904	4.3 years	$9.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
8. SHARE-BASED COMPENSATION  – (continued)

The following summarizes additional information concerning options exercisable at November 1, 2015 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
1,790	$9.13
6	180.88
1	303.20
1,797	$9.83
Restricted stock and performance awards
On August 1, 2012, we granted performance stock unit awards with a fair value of $12.0 million or 1,027,500 units. The performance period ended June 30, 2015 and earned PSU shares vested on July 15, 2015 with an actual payout of 52.675% or 541,240 units. 281,842 shares, net of 114,541 shares withheld for taxes, were issued in July 2015. The remaining 144,857 shares were deferred under the Company's Deferred Compensation Plan. The Company amended its Deferred Compensation Plan to allow deferral of vested 2012 PSU awards. In connection with this amendment, the Company will hold the 144,857 shares in its treasury shares until participants are eligible to receive benefits under the terms of the plan. In accordance with the terms of the plan, the deferred compensation obligation related to the Company's stock may only be settled by the delivery of a fixed number of shares held on the participants' behalf.
The purpose of the PSU grants is to closely align the incentive compensation of the executive leadership team for the duration of the three-year performance cycle (beginning on July 1, 2012 and ending on June 30, 2015) with returns to NCI’s shareholders and thereby further motivate the executive leadership team to create sustained value for NCI shareholders. The design of the PSU grants effectuates this purpose by placing a material amount of incentive compensation for each executive at risk and by offering extraordinary reward for the attainment of extraordinary results. Design features of the PSU grants that are in furtherance of this purpose include the following: (1) Unless the Board determines otherwise, the one-time grant of PSUs is in lieu of annual time-vesting restricted stock awards that would otherwise be granted to these executives in accordance with NCI’s current grant practices in December of 2012, 2013 and 2014. (2) The vesting of the PSUs is based solely on “absolute” total shareholder return (“TSR”), rather than based on a comparison to the returns of a peer group. (3)TSR must be sustained through the end of the three-year performance period, rather than at any point during the performance period, and TSR achievement during the performance period that is not sustained through the end of the performance period will not result in vesting of the PSUs. (4) The ultimate number of shares to be issued pursuant to the PSU awards will vary in proportion to the TSR achieved during the performance period, with no shares being issued if the 20-day average common share trading price is at or below $10 per share at the end of the performance period; the target number of shares (1,027,500) being issued if the 20-day average share price is $20 per share at the end of the performance period; the maximum number of shares (3,082,500) being issued if the 20-day average share price is $30 per share at the end of the performance period. (5) Unless there is a Qualifying Termination (as defined in the Performance Share Award Agreement), the PSUs of an executive will be forfeited upon an executive’s termination of employment during the performance period.
The fair value and compensation expense of the PSU grant was estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Though the value of the PSU grant may change for each participant, the compensation expense recorded by the Company is determined on the date of grant. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the PSU. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. The forfeiture rate in our calculation of share-based compensation expense for the PSUs is based on historical experience and is estimated at 0% for our officers. The risk-free rate for the expected term of the PSU is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the Monte Carlo simulation since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We applied a discount due to the required eighteen month holding period subsequent to vesting. The weighted average assumptions for the PSUs granted on August 1, 2012 are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
8. SHARE-BASED COMPENSATION  – (continued)

August 1, 2012
Expected volatility	56.9%
Expected term (in years)	2.9
Risk-free interest rate	0.30%
Lack of marketability discount	20%
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
In December 2014, we granted long-term incentive awards with a three-year performance period to our senior executives (“2014 Executive Awards”). 40% of the value of the long-term incentive awards consists of time-based restricted stock and 60% of the value of the award consists of PSUs. The restricted stock is time-vesting based on continued employment, with two-thirds of the restricted stock vesting on December 15, 2016 and one-third vesting on December 15, 2017. The PSUs vest based on the achievement of performance goals and continued employment, with one-half of the award vesting on December 15, 2016 and the remaining one-half vesting on December 15, 2017. The PSU performance goals are based on three metrics: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. The number of shares that may be received on vesting of the PSUs will depend upon the satisfaction of the performance goals, up to a maximum of 200% of the target number of the PSUs. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control of NCI occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by NCI without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control of NCI occurs prior to the end of the performance period, the restricted stock will fully vest.
The fair value of the 2014 Executive Awards is based on the Company’s stock price as of the date of grant. A portion of the compensation cost of the 2014 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the fiscal year ended November 1, 2015, we granted PSUs with a fair value of approximately $3.6 million.
Also in December 2014, we granted Performance Share Awards to our key employees that will be paid 50% in cash and 50% in stock (“2014 Key Employee Awards”). The final number of 2014 Key Employee Awards earned for these awards granted in December 2014 will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. These 2014 Key Employee Awards cliff vest three years from the date of grant and are earned based on the performance against the pre-established targets for the requisite service period. The 2014 Key Employee Awards also vest earlier upon death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2014 Key Employee Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the fiscal year ended November 1, 2015, we granted 2014 Key Employee Awards with an equity fair value of $1.5 million and a cash value of $1.7 million.
In December 2013, we granted long-term incentive Performance Share Awards with performance conditions that will be paid 50% in cash and 50% in stock. The final number of Performance Share Awards earned for these awards granted in December 2013 will be based on the achievement of free cash flow and earnings per share targets over a three-year period. These Performance Share Awards cliff vest three years from the date of grant and are earned based on the performance against the pre-established targets for the requisite service period. The Performance Share Awards also vest earlier upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
8. SHARE-BASED COMPENSATION  – (continued)

death, disability or a change of control. However, a portion of the awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During fiscal 2014, we granted Performance Share Awards with a fair value of $2.2 million.
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
The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant. We have estimated a forfeiture rate of 7.5% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended November 1, 2015 and November 2, 2014. We estimated a forfeiture rate of 10% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal year ended November 3, 2013. These estimates are based on historical forfeiture behavior exhibited by our employees. During fiscal 2015, 2014 and 2013, we granted time-based restricted stock awards with a fair value of $6.8 million or 409,782 shares, $3.5 million or 192,005 shares and $6.4 million or 446,566 shares, respectively. As of November 1, 2015 and November 2, 2014, there was approximately $7.3 million and $7.7 million, respectively, of total unrecognized compensation cost related to time-based restricted stock share-based compensation arrangements and this cost is expected to be recognized over a weighted-average remaining period of 2.1 years and 2.5 years, respectively. As of November 1, 2015 and November 2, 2014, there was approximately $3.6 million and $4.2 million respectively, of total unrecognized compensation cost related to performance-based and market-based restricted stock share-based compensation arrangements and this cost is expected to be recognized over a weighted average remaining period of 1.8 years and 1.2 years, respectively. Restricted stock and performance award transactions during fiscal 2015, 2014 and 2013 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance October 28, 2012	1,720	$12.09	—	$—	1,028	$11.71
Granted	447	14.30	—	—	—	—
Vested	(612)	9.98	—	—	—	—
Forfeited	(46)	11.69	—	—	—	—
Balance November 3, 2013	1,509	$13.62	—	$—	1,028	$11.71
Granted	192	18.28	125	17.47	—	—
Vested	(765)	13.01	—	—	—	—
Forfeited	(81)	13.49	(8)	17.47	—	—
Balance November 2, 2014	855	$15.22	117	$17.47	1,028	$11.71
Granted	410	16.60	270	17.04	45	12.76
Vested	(352)	13.11	—	—	(541)	11.71
Forfeited	(85)	23.71	(44)	16.22	(492)	11.72
Balance November 1, 2015	828	$15.87	343	$17.19	40	$11.78

(1)	The number of restricted stock shown reflects the shares that would be granted if the target level of performance is achieved. The number of shares actually issued may vary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

9. EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share is computed by dividing net income (loss) allocated to common shares by the weighted average number of common shares outstanding. Diluted income (loss) per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted income (loss) per common share is as follows (in thousands, except per share data):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Numerator for Basic and Diluted Earnings (Loss) Per Common Share:
Net income (loss) applicable to common shares(1)	$17,646	$11,085	$(12,885)
Denominator for Basic and Diluted Earnings (Loss) Per Common Share:
Weighted average basic number of common shares outstanding	73,271	73,079	44,761
Common stock equivalents:
Employee stock options	652	729	—
PSUs and Performance Share Awards	—	901	—
Weighted average diluted number of common shares outstanding	73,923	74,709	44,761
Basic earnings (loss) per common share	$0.24	$0.15	$(0.29)
Diluted earnings (loss) per common share	$0.24	$0.15	$(0.29)

(1)
Net income (loss) applicable to common shares includes an allocation of earnings to participating securities. Participating securities consist of the Convertible Preferred Stock, as defined below, for the period prior to its conversion to Common Stock of the Company and the unvested restricted Common Stock related to our Incentive Plan. These participating securities do not have a contractual obligation to share in losses; therefore, no losses were allocated in fiscal 2013. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. The Unvested Common Stock related to our Incentive Plan was allocated earnings in fiscal 2015 and 2014.

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
We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings (loss) per share. The calculation of earnings (loss) per share for Common Stock presented here excludes the income, if any, attributable to Series B Cumulative Convertible Participating Preferred Stock (the “Convertible Preferred Stock,” and shares thereof, “Preferred Shares”) for the period prior to their Conversion to Common Stock of the Company and the unvested restricted stock awards from the numerator and excludes the dilutive impact of those shares from the denominator. The Convertible Preferred Stock was converted into shares of our Common Stock in the third quarter of fiscal 2013. There was no income amount attributable to Preferred Shares or unvested restricted stock for fiscal 2013 as the Preferred Shares and unvested restricted stock do not share in the net losses. However, in periods of net income allocated to common shares, a portion of this income will be allocable to the unvested restricted stock.
The number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented approximately 145,140 shares for fiscal 2015. Additionally, for the fiscal year ended November 1, 2015, Performance Share Awards and PSUs of 98,840 shares and 45,172 shares, respectively, were not included in the diluted income per common share calculation because the achievement of the performance and market conditions had not been achieved as of November 1, 2015. For the fiscal year ended November 2, 2014, the number of weighted average options that were not included in the diluted income per common share calculation because the effect would have been anti-dilutive was 20,458 shares. Also, 57,332 shares of the Performance Share Awards were not included in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

the diluted income per common share calculation in fiscal 2014 because the achievement of free cash flow and earnings per share targets had not been achieved as of November 2, 2014. In addition, the final number of Performance Share Awards earned for the awards granted in December 2013 will be based in part on the achievement of free cash flow and earnings per share targets over a three-year period. For the fiscal year ended November 3, 2013, all options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.
10. OTHER ACCRUED EXPENSES
Other accrued expenses are comprised of the following (in thousands):

	November 1, 2015	November 2, 2014
Accrued warranty obligation and deferred warranty revenue	$25,162	$23,685
Other accrued expenses	72,147	45,083
Total other accrued expenses	$97,309	$68,768
11. WARRANTY
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended November 1, 2015 and November 2, 2014 (in thousands):

	November 1, 2015	November 2, 2014
Beginning balance	$23,685	$22,673
Warranties sold	2,525	3,241
Revenue recognized	(2,657)	(2,229)
Cost incurred and other(1)	1,609	—
Ending balance	$25,162	$23,685

(1)
Represents the preliminary fair value of accrued warranty obligations in the amount of $1.6 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for terms from five to twenty years, prorated or non-prorated and on a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

12. LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	November 1, 2015	November 2, 2014
Credit Agreement, due June 2019 (variable interest, at 4.25% on November 1, 2015 and November 2, 2014)	$194,147	$235,387
8.25% senior notes, due January 2023	250,000	—
Amended Asset-Based lending facility, due June 2019 (interest at 4.00% on November 1, 2015 and 4.75% on November 2, 2014)	—	—
Current portion of long-term debt	—	(2,384)
Total long-term debt, less current portion	$444,147	$233,003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
12. LONG-TERM DEBT AND NOTE PAYABLE – (continued)

The scheduled maturity of our debt is as follows (in thousands):

2016	$—
2017	—
2018	—
2019	194,147
2020 and thereafter	250,000
$444,147
Summary
On January 16, 2015, the Company issued $250.0 million in aggregate principal amount of 8.25% senior notes due in 2023 (the "Notes") to fund the CENTRIA Acquisition. Interest on the Notes will accrue at the rate of 8.25% per annum and will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2015. The Notes are guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations (including by reason of being a borrower under the senior secured asset-based revolving credit facility on a joint and several basis with the Company or a guarantor subsidiary) under the senior secured credit facilities. We incurred approximately $9.2 million in transaction costs associated with the issuance.
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
Pursuant to the Amendment, the maturity date of the $238 million of outstanding term loans (the “Initial Term Loans”) was extended and such loans were converted into a new tranche of term loans (the “Tranche B Term Loans”) that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. At both November 1, 2015 and November 2, 2014, the interest rate on the term loan under the Credit Agreement was 4.25%.
In addition to the Credit Agreement, the Company entered into the Amended ABL Facility in May 2012 which allows aggregate maximum borrowings of up to $150.0 million. Borrowing availability on the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. The Amended ABL Facility and includes borrowing capacity of up to $30 million for letters of credit and up to $10 million for swingline borrowings. On November 7, 2014, the Company entered into Amendment No. 3 to the Loan and Security Agreement (the “ABL Loan and Security Agreement”) to amend the ABL Loan and Security Agreement to permit the CENTRIA Acquisition and associated financing, extend the maturity date of the Amended ABL Facility to June 24, 2019, decrease the applicable margin with respect to borrowings thereunder and make certain other amendments and modifications to provide greater operational and financial flexibility.
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
Credit Agreement
On June 22, 2012, in connection with the Metl-Span LLC Acquisition, the Company entered into a Credit Agreement among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (the “Term Agent”), and the lenders party thereto. The Credit Agreement provided for a term loan credit facility in an aggregate principal amount of $250.0 million. Proceeds from borrowings under the Credit Agreement were used, together with cash on hand, (i) to finance the Metl-Span Acquisition, (ii) to extinguish the existing amended and restated credit agreement, due April 2014 (the “Refinancing”), and (iii) to pay fees and expenses incurred in connection with the Metl-Span Acquisition and the Refinancing. The Credit Agreement was issued at 95% of face value, which resulted in a note discount of $12.5 million. Prior to the Amendment, the note discount was amortized over the life of the loan through May 2, 2018 using the effective interest method.
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
Pursuant to the Amendment, the maturity date of $238 million of Initial Term Loans was extended and such loans were converted into the Tranche B Term Loans that will mature on June 24, 2019 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. Pursuant to the Amendment, the Tranche B Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both November 1, 2015 and November 2, 2014, the interest rate on the term loan under the Credit Agreement was 4.25%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.
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
Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At November 1, 2015 and November 2, 2014, the Company’s excess availability under the Amended ABL Facility was $131.0 million and $135.4 million, respectively. At November 1, 2015 and November 2, 2014, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at November 1, 2015 and November 2, 2014, standby letters of credit related to certain insurance policies totaling approximately $8.7 million and $8.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility.
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
The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if the Company fails to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of November 1, 2015 and November 2, 2014 was $19.7 million and $20.3 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at November 1, 2015 and November 2, 2014, the Company’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.54:1.00 and 3.46:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.
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
At November 1, 2015 and November 2, 2014, the interest rate on the Amended ABL Facility was 4.00% and 4.75%, respectively. During an event of default, loans under the Amended ABL Facility will bear interest at a rate that is 2% higher

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
12. LONG-TERM DEBT AND NOTE PAYABLE – (continued)

than the rate otherwise applicable. “Base rate” is defined as the higher of the Wells Fargo Bank, N.A. prime rate or the overnight Federal Funds rate plus 0.5% and “LIBOR” is defined as the applicable London interbank offered rate adjusted for reserves.
Deferred Financing Costs
At November 1, 2015 and November 2, 2014, the unamortized balance in deferred financing costs related to the Credit Agreement, the Amended ABL Facility and the Notes was $11.1 million and $3.3 million, respectively.
Insurance Note Payable
As of November 1, 2015 and November 2, 2014, the Company had an outstanding note payable in the amount of $0.5 million and $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
13. CD&R FUNDS
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and CD&R Fund VIII, pursuant to which the Company agreed to issue and sell to CD&R Fund VIII, and CD&R Fund VIII agreed to purchase from the Company, for an aggregate purchase price of $250 million (less reimbursement to CD&R Fund VIII or direct payment to its service providers of up to $14.5 million in the aggregate of transaction expenses and a deal fee, paid to Clayton, Dubilier & Rice, Inc., the manager of CD&R Fund VIII, of $8.25 million), 250,000 shares of Convertible Preferred Stock. Pursuant to the Investment Agreement, on October 20, 2009 (the “Closing Date”), the Company issued and sold to the CD&R Funds, and the CD&R Funds purchased from the Company, an aggregate of 250,000 Preferred Shares, representing approximately 39.2 million shares of Common Stock or 68.4% of the voting power and Common Stock of the Company on an as-converted basis as of the Closing Date.
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
Under the terms of the Certificate of Designations, NCI was contractually obligated to pay quarterly dividends to the holders of the Preferred Shares, subject to certain dividend “knock-out” provisions. The dividend knock-out provision provided that if, at any time after the 30-month anniversary of the Closing Date of October 20, 2009 (i.e., March 20, 2012), the trading price of the Common Stock exceeds $12.75, which is 200% of the initial conversion price of the Convertible Preferred Stock ($6.374), for each of 20 consecutive trading days, the dividend rate (excluding any applicable adjustments as a result of a default) will become 0.00%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
13. CD&R FUNDS  – (continued)

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
On January 15, 2014, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 8.5 million shares of Common Stock at a price to the public of $18.00 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.275 million additional shares of Common Stock. The aggregate offering price for the 9.775 million shares sold in the Secondary Offering was approximately $167.6 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by NCI or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with this Secondary Offering, we incurred approximately $0.8 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statement of operations for the fiscal year ended November 2, 2014. At November 1, 2015 and November 2, 2014, the CD&R Funds owned 58.4% and 58.8%, respectively, of the voting power and Common Stock of the Company.
On January 6, 2014, the Company entered into an agreement with the CD&R Funds to repurchase 1.15 million shares of its Common Stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the underwritten offering (the “Stock Repurchase”). The Stock Repurchase, which was completed at the same time as the Secondary Offering, represented a private, non-underwritten transaction between NCI and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of NCI’s board of directors. Following completion of the Stock Repurchase, NCI canceled the shares repurchased from the CD&R Funds, resulting in a $19.7 million decrease in both additional paid-in capital and treasury stock.
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
13. CD&R FUNDS  – (continued)

The Company’s Convertible Preferred Shares balance and changes in the carrying amount of the Convertible Preferred Stock are as follows (in thousands):

	Dividends and Accretion	Convertible Preferred Stock
Balance as of October 28, 2012	$—	$619,950
Conversion to common stock	—	(619,950)
Balance as of November 1, 2015, November 2, 2014 and November 3, 2013	$—	$—

(1)	Dividends were accrued at the 12% rate on a daily basis until the dividend declaration date.

(2)	The reversal of the additional 4% accrued dividends relates to the period from September 16, 2011 to December 15, 2011.
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
In addition, the Certificate of Designations, which is the underlying contract of the Convertible Preferred Stock, includes features that are required to be bifurcated and recorded at fair value. NCI classified the Convertible Preferred Stock as an equity host contract because of (1) the voting rights, (2) the participating dividends on Common Stock and mandatory, cumulative preferred stock dividends, and (3) the milestone redemption right which allows the Convertible Preferred Stock to remain outstanding without a stated maturity date. NCI then determined that the conditions resulting in the application of the default dividend rate are not clearly and closely related to this equity host contract and NCI bifurcated and separately recorded these features at fair value. As of November 1, 2015, November 2, 2014 and November 3, 2013, the Company no longer has an embedded derivative.
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
In accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options, the Convertible Preferred Stock contains a beneficial conversion feature because it was issued with an initial conversion price of $6.3740 and the closing stock price per Common Stock just prior to the execution of the Equity Investment was $12.55. The intrinsic value of the beneficial conversion feature cannot exceed the issuance proceeds of the Convertible Preferred Stock less the cash paid for the deal fee paid to the CDR Funds manager in connection with the Equity Investment, and thus is $241.4 million as of October 20, 2009.
To determine if the Amendment Agreement resulted in a modification or extinguishment of the Convertible Preferred Stock, we qualitatively evaluated the significance in the change to the substantive contractual terms in relation to both the economic characteristics of the Convertible Preferred Stock and the business purpose of the Amendment Agreement. The Company evaluated the likelihood that the Dividend Rate Reduction Event would occur absent an amendment, the change in the economic characteristics of the Convertible Preferred Stock with and without dividends, and fundamental change in investment risk to the holders of the Convertible Preferred Stock by the waiver of the contractual mandatory dividends. Based on these qualitative considerations, the Company determined an extinguishment and reissuance had occurred and the Company recorded the Convertible Preferred Stock at fair value as of May 8, 2012. As such, on May 8, 2012, the value of the Convertible Preferred Stock increased from a book value of $290.3 million to a fair value of $620.0 million. The fair value of the Convertible Preferred Stock was determined using a binomial lattice model where the sole stochastic factor was the price of our common stock. This model utilized stock volatility of 49.1%, a risk-free rate of 1.34%, a bond yield of 7.5%, and NCI’s stock price on May 8, 2012 which was $11.29. The increase in fair value reduced additional paid-in capital to zero on May 8, 2012, a $222.9 million decrease, and increased accumulated deficit by $106.7 million in the consolidated balance sheet. In addition, the increase in fair value was offset by prior recognized beneficial conversion feature charges of $282.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
13. CD&R FUNDS  – (continued)

million since the issuance of the Convertible Preferred Stock which results in a $48.8 million Convertible Preferred Stock charge in the consolidated statement of operations.
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
14. RELATED PARTIES
Pursuant to the Investment Agreement and a Stockholders Agreement (the “Stockholders Agreement”), dated as of the Closing Date between the Company and the CD&R Funds, the CD&R Funds have the right to designate a number of directors to NCI’s board of directors that is equivalent to the CD&R Funds’ percentage interest in the Company. Among other directors appointed by the CD&R Funds, NCI’s board of directors appointed to the board of directors James G. Berges, Nathan K. Sleeper and Jonathan L. Zrebiec. Messrs. Berges and Sleeper are partners and Mr. Zrebiec is a principal of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Funds.
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

15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of November 1, 2015 and November 2, 2014 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

balance sheets at the respective fiscal year ends were (in thousands):

	November 1, 2015		November 2, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)		(In thousands)
Credit agreement, due June 2019	$194,147	$193,662	$235,387	$230,091
8.25% senior notes, due January 2023	$250,000	$263,750	$—	$—
The fair values of the Credit Agreement and the Notes were based on recent trading activities of comparable market instruments which are level 2 inputs.
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at November 1, 2015 and November 2, 2014.
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
The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 1, 2015, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$744	$—	$—	$744
Mutual funds – Growth	764	—	—	764
Mutual funds – Blend	2,984	—	—	2,984
Mutual funds – Foreign blend	724	—	—	724
Mutual funds – Fixed income	—	673	—	673
Total short-term investments in deferred compensation plan	5,216	673	—	5,889
Total assets	$5,216	$673	$—	$5,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS  – (continued)

	Level 1	Level 2	Level 3	Total
Liabilities:
Deferred compensation plan liability	$—	$5,164	$—	$5,164
Total liabilities	$—	$5,164	$—	$5,164

(1)
Unrealized holding gains for the fiscal year ended November 1, 2015 were insignificant. Unrealized holding gains for the fiscal years ended November 2, 2014 and November 3, 2013 were $0.2 million and $0.7 million, respectively. These unrealized holding gains are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of November 1, 2015, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

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
The income tax provision (benefit) for the fiscal years ended 2015, 2014 and 2013, consisted of the following (in thousands):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Current:
Federal	$12,366	$3,919	$(198)
State	336	1,016	987
Foreign	1,638	516	946
Total current	14,340	5,451	1,735
Deferred:
Federal	(5,193)	(198)	(8,928)
State	91	(319)	(524)
Foreign	(266)	(3,444)	(1,137)
Total deferred	(5,368)	(3,961)	(10,589)
Total provision (benefit)	$8,972	$1,490	$(8,854)
The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	1.6%	4.6%	1.9%
Production activities deduction	(6.4)%	(3.7)%	—%
Canadian valuation allowance	—%	(23.3)%	1.9%
Non-deductible expenses	4.1%	7.0%	(4.2)%
Uncertain tax position adjustment	—%	(2.4)%	—%
Foreign tax benefit	—%	(4.5)%	—%
Other	(0.8)%	(0.9)%	6.1%
Effective tax rate	33.5%	11.8%	40.7%
Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
16. INCOME TAXES – (continued)

temporary differences for fiscal 2015 and 2014 are as follows (in thousands):

	As of November 1, 2015	As of November 2, 2014
Deferred tax assets:
Inventory obsolescence	$2,302	$1,453
Bad debt reserve	1,044	881
Accrued and deferred compensation	22,203	21,179
Accrued insurance reserves	1,464	1,481
Deferred revenue	9,811	9,410
Net operating loss and tax credit carryover	4,512	5,086
Depreciation and amortization	60	732
Pension	5,770	5,480
Other reserves	1,098	—
Total deferred tax assets	48,264	45,702
Less valuation allowance	(115)	—
Net deferred tax assets	48,149	45,702
Deferred tax liabilities:
Depreciation and amortization	(39,708)	(43,430)
US tax on unremitted foreign earnings	(1,106)	(969)
Other	(797)	(75)
Total deferred tax liabilities	(41,611)	(44,474)
Total deferred tax asset, net	$6,538	$1,228
We carry out our business operations through legal entities in the U.S., Canada, Mexico and China. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.
As of November 1, 2015, the $4.5 million net operating loss and tax credit carryforward included $1.1 million for U.S. state loss carryforwards. The state net operating loss carryforwards will expire in 1 to 19 years, if unused. As of November 1, 2015, our foreign operations have a net operating loss carryforward of approximately $10.6 million, representing $2.8 million of the $4.5 million deferred tax asset related to net operating loss and tax credit carryovers, that will start to expire in fiscal 2026, if unused. During fiscal 2014, after evaluating historical and future financial trends in our Canadian operations, we determined that it is more likely than not that we will utilize all of our current tax loss carry-forwards. As a result, we reversed the entire valuation allowance on our net Canadian deferred tax asset. We have recorded a full valuation allowance on the loss generated by our operations in China related to our CENTRIA operations. The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 (in thousands):

	November 1, 2015	November 2, 2014	November 3, 2013
Beginning balance	$—	$4,046	$4,700
(Reductions) additions	115	(4,046)	(654)
Ending balance	$115	$—	$4,046
Uncertain tax positions
The total amount of unrecognized tax benefits at November 1, 2015 was $0.1 million, all of which would impact our effective tax rate, if recognized. The total amount of unrecognized tax benefits at November 2, 2014 was $0.1 million, all of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
16. INCOME TAXES – (continued)

which would impact our effective tax rate, if recognized. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2015 and 2014 (in thousands):

	November 1, 2015	November 2, 2014
Unrecognized tax benefits at beginning of year	$143	$443
Additions for tax positions related to prior years	—	21
Reductions resulting from expiration of statute of limitations	—	(321)
Unrecognized tax benefits at end of year	$143	$143
We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have a material amount of accrued interest and penalties related to uncertain tax positions as of November 1, 2015.
We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 31, 2010 as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.
17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	November 1, 2015	November 2, 2014
Foreign exchange translation adjustments	$131	$52
Defined benefit pension plan actuarial losses, net of tax	(8,411)	(8,791)
Accumulated other comprehensive loss	$(8,280)	$(8,739)
18. OPERATING LEASE COMMITMENTS
We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of November 1, 2015, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2016	$9,282
2017	7,762
2018	5,190
2019	3,094
2020	2,240
Thereafter	8,457
Rental expense incurred from operating leases, including leases with terms of less than one year, for fiscal 2015, 2014 and 2013 was $15.2 million, $11.6 million and $11.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

19. STOCK REPURCHASE PROGRAM
Our board of directors has authorized a stock repurchase program. Subject to applicable federal securities law, such purchases occur at times and in amounts that we deem appropriate. Although we did not repurchase any shares of our common stock during fiscal 2015 and 2014, we did withhold shares of restricted stock to satisfy the minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, which are included in treasury stock purchases in the Consolidated Statements of Stockholders’ Equity. At November 1, 2015, there were 0.1 million shares remaining authorized for repurchase under the program. While there is no time limit on the duration of the program, our Credit Agreement and Amended ABL Facility apply certain limitations on our repurchase of shares of our common stock.
Changes in treasury common stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, November 3, 2013	8	$116
Purchases	1,381	23,804
Retirements	(1,150)	(19,717)
Balance, November 2, 2014	239	$4,203
Purchases	209	3,320
Retirements	—	—
Balance, November 1, 2015	448	$7,523
20. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match employee contributions up to 6% of a participant’s pre-tax deferral of eligible compensation into the plan. On February 27, 2009, the Savings Plan was amended, effective January 1, 2009, to make the matching contributions fully discretionary, and matching contributions were temporarily suspended. Effective July 1, 2011, the matching contributions to the Savings Plan were resumed and allowed us the discretion to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended November 1, 2015, November 2, 2014 and November 3, 2013 was $5.1 million, $4.0 million and $3.9 million, respectively, for matching contributions to the Savings Plan.
Deferred Compensation Plan — We have an Amended and Restated Deferred Compensation Plan (as amended and restated, the “Deferred Compensation Plan”) that allows our officers and key employees to defer up to 80% of their annual salary and up to 90% of their bonus on a pre-tax basis until a specified date in the future, including at or after retirement. Additionally, the Deferred Compensation Plan allows our directors to defer up to 100% of their annual fees and meeting attendance fees until a specified date in the future, including at or after retirement. The Deferred Compensation Plan also permits us to make contributions on behalf of our key employees who are impacted by the federal tax compensation limits under the NCI 401(k) plan, and to receive a restoration matching amount which, under the current NCI 401(k) terms, mirrors our 401(k) profit sharing plan matching levels based on our Company’s performance. The Deferred Compensation Plan provides for us to make discretionary contributions to employees who have elected to defer compensation under the plan. Deferred Compensation Plan participants will vest in our discretionary contributions ratably over three years from the date of each of our discretionary contributions. As of November 1, 2015 and November 2, 2014, the liability balance of the Deferred Compensation Plan is $5.2 million and $6.1 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheet. We have not made any discretionary contributions to the Deferred Compensation Plan.
With the Deferred Compensation Plan, a rabbi trust was established to fund the Deferred Compensation Plan and an administrative committee was formed to manage the Deferred Compensation Plan and its assets. The investments in the rabbi trust are $5.9 million and $5.5 million at November 1, 2015 and November 2, 2014, respectively. The rabbi trust investments include debt and equity securities, along with cash equivalents and are accounted for as trading securities.
Defined Benefit Plans — With the acquisition of RCC on April 7, 2006, we assumed a defined benefit plan (the “RCC Pension Plan”). Benefits under the RCC Pension Plan are primarily based on years of service and the employee’s compensation. The RCC Pension Plan is frozen and, therefore, employees do not accrue additional service benefits. Plan

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

assets of the RCC Pension Plan are invested in broadly diversified portfolios of government obligations, mutual funds, stocks, bonds, fixed income securities, master limited partnerships and hedge funds. In accordance with ASC Topic 805, we quantified the projected benefit obligation and fair value of the plan assets of the RCC Pension Plan and recorded the difference between these two amounts as an assumed liability.
As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”). Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered. CENTRIA has also historically sponsored postretirement medical and life insurance plans that cover certain of its employees and their spouses (the "OPEB Plans"). The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of equity mutual funds, international equity mutual funds, bonds, mortgages and other funds. Currently, our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. In accordance with ASC Topic 805, we remeasured the projected benefit obligation and fair value of the plan assets of the CENTRIA Benefits Plans and OPEB Plans. The difference between the two amounts was recorded as an assumed liability in the allocation of the purchase price. We used the December 31, 2014 actuarial reports to estimate the fair value of the projected benefit obligation and plan assets. The recognition of the net pension asset or liability in the allocation of the purchase price eliminates any previously unrecognized gain or loss and prior service cost.
Assumptions—Actuarial assumptions used to determine benefit obligations were as follows:

	November 1, 2015			November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	RCC Pension
Assumed discount rate	4.20%	4.10%	3.75%	4.15%
Actuarial assumptions used to determine net periodic benefit income were as follows:

	Fiscal 2015			Fiscal 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	RCC Pension Plan
Assumed discount rate	4.15%	3.85%	3.50%	4.50%
Expected rate of return on plan assets	6.30%	7.75%	n/a	6.60%
Health care cost trend rate-initial	n/a	n/a	9.00%	n/a
Health care cost trend rate-ultimate	n/a	n/a	5.00%	n/a
The basis used to determine the overall expected long-term asset return assumption for the RCC Pension Plan was a 10-year forecast of expected return based on the target asset allocation for the plan. The expected return for this portfolio over the forecast period is 6.30%, net of investment related expenses, and taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.
The expected long-term asset return assumption for the CENTRIA Benefits Plans was also determined based on consideration of actual historical returns assuming current asset allocations, consideration of future return prospects for a similar asset allocation and the views of various investment professionals. The expected return is 7.75%.
The health care cost trend rate was assumed at 9% for the first three years beginning in fiscal 2016, 8% for the next four years, 7% for the next five years, 6% for the next six years and 5% per year thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

Funded status—The changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on our consolidated balance sheets were as follows (in thousands):

Change in projected benefit obligation	November 1, 2015				November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Accumulated benefit obligation	$44,407	$13,996	$7,590	$65,993	$48,711
Projected benefit obligation – beginning of fiscal year (1)	$48,711	$14,427	$8,153	$71,291	$44,322
Interest cost	1,933	449	218	2,600	1,912
Service cost	—	115	22	137	—
Benefit payments	(3,468)	(552)	(663)	(4,683)	(3,045)
Actuarial (gains) losses	(2,769)	(443)	(140)	(3,352)	5,522
Projected benefit obligation – end of fiscal year	$44,407	$13,996	$7,590	$65,993	$48,711

(1)	Fair value as of January 16, 2015 for the CENTRIA Benefit and OPEB Plans.

Change in plan assets	November 1, 2015				November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan
Fair value of assets – beginning of fiscal year (1)	$36,678	$14,137	$—	$50,815	$37,275
Actual return on plan assets	(1,377)	378	—	(999)	1,005
Company contributions	1,020	480	663	2,163	1,443
Benefit payments	(3,468)	(554)	(663)	(4,685)	(3,045)
Fair value of assets – end of fiscal year	$32,854	$14,441	$—	$47,295	$36,678

(1)	Fair value as of January 16, 2015 for the CENTRIA Benefit and OPEB Plans.

Funded status	November 1, 2015				November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan
Fair value of assets	$32,854	$14,441	$—	$47,295	$36,678
Benefit obligation	44,407	13,996	7,590	65,993	48,711
Funded status	$(11,553)	$445	$(7,590)	$(18,698)	$(12,033)
Unrecognized actuarial loss (gain)	13,690	22	(140)	13,572	14,321
Unrecognized prior service cost (credit)	(42)	—	—	(42)	(50)
Prepaid (accrued) benefit cost	$2,095	$467	$(7,730)	$(5,168)	$2,238
Benefit obligations in excess of fair value of assets of $18.7 million and $12.0 million as of November 1, 2015 and November 2, 2014, respectively, are included in other long-term liabilities in the consolidated balance sheets.
Plan assets—The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.
As of November 1, 2015 and November 2, 2014, the weighted-average asset allocations by asset category were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

Investment Type	November 1, 2015		November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	RCC Pension Plan
Equity securities	33%	83%	32%
Debt securities	42%	17%	44%
Master limited partnerships	6%	—%	7%
Cash and cash equivalents	6%	—%	3%
Real estate	8%	—%	8%
Other	5%	—%	6%
Total	100%	100%	100%
The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the RCC Pension Plan as follows: 45% US bonds, 13% large cap US equities, 9% foreign equity, 8% master limited partnerships, 8% commodity futures,7% real estate investment trusts, 6% emerging markets and 4% small cap US equities. The CENTRIA Benefit Plans have a target asset allocation of 50%-95% equities and 5%-50% fixed income.
The fair values of the assets at November 1, 2015 and November 2, 2014, by asset category and by levels of fair value, as further defined in “Note 15 — Fair Value of Financial Instruments and Fair Value Measurements,” were as follows (in thousands):

	November 1, 2015
	Level 1		Level 2		Total
	RCC Pension Plan	CENTRIA Benefit Plans	RCC Pension Plan	CENTRIA Benefit Plans	RCC Pension Plan	CENTRIA Benefit Plans
Asset category:
Cash	$2,146	$—	$—	$—	$2,146	$—
Mutual funds:
Growth funds(1)	1,689	4,350	—	—	$1,689	$4,350
Real estate funds(2)	2,590	—	—	—	$2,590	$—
Commodity linked funds(3)	1,791	—	—	—	$1,791	$—
Equity income funds(8)	—	3,704	—	—	$—	$3,704
Index funds(7)	—	1,914	—	43	$—	$1,957
International equity funds(1)	—	258	—	1,662	$—	$1,920
Fixed income funds(6)	—	1,381	—	1,129	$—	$2,510
Master limited partnerships(4)	2,023		—		$2,023	$—
Government securities(5)	—		7,392		$7,392	$—
Corporate bonds(6)	—		6,082		$6,082	$—
Common/collective trusts(7)	—		9,141		$9,141	$—
Total as of November 1, 2015	$10,239	$11,607	$22,615	$2,834	$32,854	$14,441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

	November 2, 2014
	Level 1	Level 2	Total
	RCC Pension Plan	RCC Pension Plan	RCC Pension Plan
Asset category:
Cash	$1,339	$—	$1,339
Mutual funds:
Growth funds(1)	2,067	—	2,067
Real estate funds(2)	2,917	—	2,917
Commodity linked funds(3)	2,489	—	2,489
Master limited partnerships(4)	2,682	—	2,682
Government securities(5)	—	9,630	9,630
Corporate bonds(6)	—	6,157	6,157
Common/collective trusts(7)	—	9,397	9,397
Total as of November 2, 2014	$11,494	$25,184	$36,678

(1)	The strategy seeks long-term growth of capital. The fund currently invests in common stocks and other securities of companies in countries with developing economies and/or markets.

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

(7)
The collective trusts and index funds seek long-term growth of capital and current income through index replication strategies designed to match the holdings of the S&P 400, S&P 500, S&P 600, Russell 2000, MSCI EAFE.

(8)
The investment seeks to provide current income and long-term growth of income and capital. The fund normally invests at least 80% of its net assets, plus any borrowings for investment purposes, in dividend-paying equity securities.

Net periodic benefit cost (income)—The components of the net periodic benefit cost (income) were as follows (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

	November 1, 2015				November 2, 2014	November 3, 2013
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	RCC Pension Plan
Interest cost	$1,933	$449	$218	$2,600	$1,912	$1,703
Service cost	—	115	22	137	—	—
Expected return on assets	(2,204)	(841)	—	(3,045)	(2,369)	(2,172)
Amortization of prior service cost	(9)	—	—	(9)	(9)	(9)
Amortization of loss	1,443	—	—	1,443	507	906
Net periodic benefit cost (income)	$1,163	$(277)	$240	$1,126	$41	$428
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income are as follows (in thousands):

	November 1, 2015				November 2, 2014
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan
Unrecognized actuarial loss (gain)	$13,690	$22	$(140)	$13,572	$14,321
Unrecognized prior service cost	(42)	—	—	(42)	(50)
Total	$13,648	$22	$(140)	$13,530	$14,271
Unrecognized actuary losses (gains), net of income tax, of $(0.4) million and $3.9 million during fiscal 2015 and 2014, respectively, are included in other comprehensive income (loss) in the consolidated statement of comprehensive income (loss).
The changes in plan assets and benefit obligation recognized in other comprehensive income are as follows (in thousands):

	November 1, 2015				November 2, 2014	November 3, 2013
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	RCC Pension Plan
Net actuarial gain (loss)	$(812)	$(22)	$140	(694)	$(6,886)	$2,786
Amortization of net actuarial loss	1,443	—	—	1,443	507	906
Amortization of prior service credit	(9)	—	—	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$622	$(22)	$140	$740	$(6,388)	$3,683
The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement is as follows (in thousands):

	November 1, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans
Amortization of prior service cost	(9)	—	—
Amortization of loss	1,169	—	—
Total estimated amortization	$1,160	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
20. EMPLOYEE BENEFIT PLANS  – (continued)

Actuarial gains and losses are amortized using the corridor method based on 10% of the greater of the projected benefit obligation or the market related value of assets over the average remaining service period of active employees.
We expect to contribute $1.1 million to the RCC Pension Plan and $0.6 million to the CENTRIA Benefit Plans in fiscal 2016. In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million and the current contract expires on June 1, 2016. If we were to withdraw our participation from this multi-employer plan, we would have an estimated complete withdrawal liability in the amount of $0.7 million as of November 1, 2015.
We expect the following benefit payments to be made (in thousands):

Fiscal years ending	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
2016	$3,163	$834	$613	$4,610
2017	3,242	797	716	4,755
2018	3,172	864	713	4,749
2019	3,106	883	736	4,725
2020	3,173	878	680	4,731
2021 – 2025	15,061	4,410	2,211	21,682
21. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: engineered building systems; metal components; and metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. Metl-Span and CENTRIA are included in the metal components segment. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
21. OPERATING SEGMENTS  – (continued)

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Total sales:
Engineered building systems	$667,166	$669,843	$655,767
Metal components	920,845	694,858	663,094
Metal coil coating	231,732	246,582	222,064
Intersegment sales	(256,050)	(240,743)	(232,530)
Total net sales	$1,563,693	$1,370,540	$1,308,395
External sales:
Engineered building systems	$647,881	$649,344	$633,653
Metal components	815,310	607,594	581,772
Metal coil coating	100,502	113,602	92,970
Total net sales	$1,563,693	$1,370,540	$1,308,395
Operating income (loss):
Engineered building systems	$51,410	$32,525	$23,405
Metal components	50,541	33,306	36,167
Metal coil coating	19,080	23,982	24,027
Corporate	(64,200)	(64,717)	(64,411)
Total operating income	$56,831	$25,096	$19,188
Unallocated other expense	(30,041)	(12,421)	(40,927)
Income (loss) before income taxes	$26,790	$12,675	$(21,739)
Depreciation and amortization:
Engineered building systems	$10,224	$10,896	$11,937
Metal components	35,713	19,643	19,093
Metal coil coating	4,401	4,031	3,285
Corporate	1,054	2,382	4,960
Total depreciation and amortization expense	$51,392	$36,952	$39,275

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
21. OPERATING SEGMENTS  – (continued)

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Capital expenditures:
Engineered building systems	$6,053	$2,569	$1,405
Metal components	9,145	8,646	7,417
Metal coil coating	3,279	3,935	9,350
Corporate	2,206	2,870	6,254
Total capital expenditures	$20,683	$18,020	$24,426
Property, plant and equipment, net:
Engineered building systems	$51,196	$43,876	$30,791
Metal components	152,346	132,086	143,162
Metal coil coating	42,558	43,690	43,789
Corporate	11,792	25,062	43,176
Total property, plant and equipment, net	$257,892	$244,714	$260,918
Total assets:
Engineered building systems	$218,646	$209,281	$199,551
Metal components	654,762	365,874	380,488
Metal coil coating	81,456	84,519	71,118
Corporate	124,865	99,009	129,106
Total assets	$1,079,729	$758,683	$780,263
The following table represents summary financial data attributable to various geographic regions for the periods indicated (in thousands):

	Fiscal Year Ended
	November 1, 2015	November 2, 2014	November 3, 2013
Total sales:
United States of America	$1,469,495	$1,258,055	$1,192,327
Canada	72,567	92,238	102,070
Mexico	5,686	4,417	7,378
All other	15,945	15,830	6,620
Total net sales	$1,563,693	$1,370,540	$1,308,395
Long-lived assets:
United States of America	$562,443	$358,634	$378,814
Canada	90	134	114
China	309	—	—
Mexico	9,471	6,095	6,191
Total long-lived assets	$572,313	$364,863	$385,119
Sales are determined based on customers’ requested shipment location.
22. CONTINGENCIES
As a manufacturer of products primarily for use in nonresidential building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. The Company insures against these risks to the extent deemed prudent by its management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent and for which the Company is responsible for payment. In determining

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
22. CONTINGENCIES – (continued)

the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of on-going proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.
In October 2014, we were a plaintiff in a class action settlement with certain defendants, against whom it was alleged that they conspired, in violation of U.S. antitrust laws, to restrict the output on certain steel products and, therefore, raise or fix the price for those specified steel products sold for delivery in the United States during the period from April 1, 2005 to December 31, 2007. The allocation of the settlement amounts to the class was approved by the court in October 2015. As of November 1, 2015, we recorded a receivable of $1.2 million, with a corresponding amount presented in “Gain on legal settlements” on our consolidated statement of operations. In November 2015, we received cash proceeds in full satisfaction of the receivable amount.
In February 2012, we prevailed in a civil lawsuit against a former employee, which was upheld on appeal during the fiscal year ended November 1, 2015. We received cash proceeds of $2.6 million in October 2015. At November 1, 2015, this amount has been presented in “Gain on legal settlements” on our consolidated statement of operations.
23. QUARTERLY RESULTS (Unaudited)
Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
FISCAL YEAR 2015
Sales	$322,926	$360,147	$420,789		$459,831
Gross profit	$72,139	$75,889	$100,687		$123,601
Net income (loss)	$(320)	$(7,488)	$7,219		$18,407
Net income (loss) applicable to common shares	$(320)	$(7,488)	$7,160	(3)	$18,241	(3)
Income (loss) per common share:(1)(2)
Basic	$—	$(0.10)	$0.10		$0.25
Diluted	$—	$(0.10)	$0.10		$0.25
FISCAL YEAR 2014
Sales	$310,666	$305,800	$361,626		$392,448
Gross profit	$59,225	$59,597	$79,565		$93,437
Net income (loss)	$(4,258)	$(4,905)	$6,089		$14,259
Net income (loss) applicable to common shares	$(4,258)	$(4,905)	$6,039	(3)	$14,162	(3)
Income (loss) per common share:(1)(2)
Basic	$(0.06)	$(0.07)	$0.08		$0.19
Diluted	$(0.06)	$(0.07)	$0.08		$0.19

(1)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(2)
During the third and fourth quarters of fiscal 2015 and 2014, a portion of the income was allocated to “participating securities.” These participating securities are treated as a separate class in computing earnings per share (see Note 9).

(3)
Undistributed earnings attributable to participating securities was $0.1 million during the third quarter of fiscal 2015,$0.2 million during the fourth quarter of fiscal 2015 and $0.1 million during each of the third and fourth quarters of fiscal 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.
23. QUARTERLY RESULTS (Unaudited)  – (continued)

The quarterly income (loss) before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2015
Strategic development and acquisition related costs	$(1,729)	$(629)	$(700)	$(1,143)
Restructuring and impairment charges	(1,480)	(1,465)	(750)	(7,611)
Gain on legal settlements	—	—	—	3,765
Fair value adjustment of acquired inventory	(972)	(386)	(1,000)	—
Amortization of short-lived acquired intangibles	—	(2,720)	(3,334)	(2,346)
Total special charges in income (loss) before income taxes	$(4,181)	$(5,200)	$(5,784)	$(7,335)
FISCAL YEAR 2014
Gain on insurance recovery	$987	$324	$—	$—
Secondary offering costs	(704)	(50)	—	—
Foreign exchange gain (loss)	(701)	262	(360)	(298)
Strategic development costs	—	—	(1,486)	(3,512)
Total special charges in income (loss) before income taxes	$(418)	$536	$(1,846)	$(3,810)
24. SUBSEQUENT EVENT
On November 3, 2015, we acquired a manufacturing plant in Hamilton, Ontario, Canada for CAD 5.5 million in cash. This plant allows us to service customers more competitively within the Canadian and Northeastern United States IMP markets. We are in the process of completing our purchase price allocation, which could result in the recognition of a gain for the difference between the fair value of consideration transferred and the fair value of the net assets acquired.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of November 1, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in the financial statement pages at page 67 and is incorporated herein by reference.
Internal Control over Financial Reporting
The SEC’s rules permit the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously noted in this Form 10-K, we completed the CENTRIA Acquisition on January 16, 2015. CENTRIA represents approximately 4% of our total assets as of November 1, 2015 and 11% of our consolidated revenues for the fiscal year then ended. CENTRIA had $4.3 million in net losses during the fiscal year ended November 1, 2015 as compared to consolidated net income of $17.8 million. The CENTRIA Acquisition had a material impact on internal control over financial reporting. Management’s assessment and conclusion on the effectiveness of the Company’s disclosure controls and procedures as of November 1, 2015 excluded an assessment of the internal control over financial reporting of CENTRIA.
We are in the process of integrating CENTRIA’s operations including internal controls and processes. We are in the process of extending to CENTRIA our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act.
Other than changes resulting from the CENTRIA acquisition discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended November 1, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
On August 18, 2015, the Company’s non-employee director compensation policy was modified to increase, (1) the annual cash retainer payable to each Board member by $15,000 (from $35,000 to $50,000), and (2) the value of the annual equity award to each Board member by $20,000 (from $60,000 to $80,000). In addition, the policy has been modified to provide that Board committee meeting fees will be paid for committee meetings held on the same day as Board meetings. (Previously, committee meeting fees would only be paid for meetings held on days that the Board did not also meet.)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Business Conduct and Ethics, a copy of which is available on our website at www.ncibuildingsystems.com under the heading “About NCI — Committees and Charters.” Any amendments to, or waivers from the Code of Business Conduct and Ethics that apply to our executive officers and directors will be posted on the “Corporate Governance — NCI Guidelines” section of our Internet web site located at www.ncibuildingsystems.com. However, the information on our website is not incorporated by reference into this Form 10-K.
The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2016 is incorporated by reference herein.

Item 11. Executive Compensation.
The information under the captions “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2016 is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the captions “Outstanding Capital Stock” and “Securities Reserved for Issuance Under Equity Compensation Plans” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2016 is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the captions “Board of Directors” and “Transactions with Directors, Officers and Affiliates” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2016 is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.
The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 25, 2016 is incorporated by reference herein.

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
Date: December 22, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Norman C. Chambers	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	December 22, 2015
Norman C. Chambers
/s/ Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 22, 2015
Mark E. Johnson
/s/ Bradley S. Little	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 22, 2015
Bradley S. Little
*	Director	December 22, 2015
Kathleen J. Affeldt
*	Director	December 22, 2015
George L. Ball
*	Director	December 22, 2015
James G. Berges
*	Director	December 22, 2015
Matthew J. Espe
*	Director	December 22, 2015
Gary L. Forbes
*	Director	December 22, 2015
John J. Holland
*	Director	December 22, 2015
Lawrence J. Kremer
*	Director	December 22, 2015
George Martinez
*	Director	December 22, 2015
Nathan K. Sleeper
*	Director	December 22, 2015
Jonathan L. Zrebiec

*By:	/s/ Norman C. Chambers
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

4.4	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.5	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
4.6
Amendment No. 1 to Loan and Security Agreement, dated December 3, 2010, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wells Fargo Capital Finance, LLC, as administrative agent and co-collateral agent (filed as Exhibit 2.1 to NCI’s Current Report on Form 8-K dated December 9, 2010 and incorporated by reference herein)

4.7
Loan and Security Agreement, dated as of October 20, 2009, by and among NCI Group, Inc. and Robertson-Ceco II Corporation, as borrowers, the Company and Steelbuilding.Com, Inc., as guarantors, Wells Fargo Foothill, LLC, as administrative and co-collateral agent, Bank of America, N.A. and General Electric Capital Corporation, as co-collateral agents and the lenders and issuing bank party thereto (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.8
Amendment No. 1 to Intercreditor Agreement, dated as of June 22, 2012, among the Company, certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Term Loan Administrative Agent and Term Loan Agent, Wells Fargo Capital Finance, LLC, as Working Capital Administrative Agent and Working Capital Agent and Credit Suisse AG, Cayman Islands Branch, as Control Agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

4.9
Intercreditor Agreement, dated as of October 20, 2009, by and among the Company, as borrower or guarantor, certain domestic subsidiaries of the Company, as borrowers or guarantors, Wachovia Bank, National Association, as term loan agent and term loan administrative agent, Wells Fargo Foothill, LLC, as working capital agent and working capital administrative agent and Wells Fargo Bank, National Association, as control agent (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.10
Guarantee and Collateral Agreement, dated as of June 22, 2012, made by the Company and certain of its subsidiaries, Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

4.11
Amendment No. 1 to Guaranty Agreement, dated as of June 22, 2012, among Wells Fargo Capital Finance, LLC, formerly known as Wells Fargo Foothill, LLC, in its capacity as administrative agent and co-collateral agent pursuant to the Loan Agreement (as therein defined) acting for and on behalf of the parties thereto as lenders, NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc. (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

4.12
Guaranty Agreement, dated as of October 20, 2009 by NCI Group, Inc., Robertson-Ceco II Corporation, the Company and Steelbuilding.com, Inc., in favor of Wells Fargo Foothill, LLC as administrative agent and collateral agent (filed as Exhibit 10.5 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.13
Pledge and Security Agreement, dated as of October 20, 2009, by and among the Company, NCI Group, Inc. and Robertson-Ceco II Corporation, to and in favor of Wells Fargo Foothill, LLC in its capacity as administrative agent and collateral agent (filed as Exhibit 10.6 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

4.14
Commitment Letter, dated as of November 7, 2014, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS AG, Stamford Branch, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)

4.15
Indenture, dated as of January 16, 2015, among NCI Building Systems, Inc., NCI Group, Inc., Robertson-Ceco II Corporation, Steelbuilding.com, Inc. and Wilmington Trust, National Association (filed as Exhibit 4.1 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)

4.16
First Supplemental Indenture, dated as of January 16, 2015, among NCI Building Systems, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association (filed as Exhibit 4.2 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)

4.17
Second Supplemental Indenture, dated as of January 16, 2015, among NCI Building Systems, Inc., the guarantors listed on the signature pages thereto and Wilmington Trust, National Association (filed as Exhibit 4.3 to NCI’s Current Report on Form 8-K dated January 16, 2015 and incorporated by reference herein)

10.1	Reserved.
10.2	Reserved.
10.3	Reserved.
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
†10.32
Employment Agreement, effective September 1, 2015, by and between NCI Building Systems, Inc. and Norman C. Chambers (filed as Exhibit 10.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended August 2, 2015 and incorporated by reference herein)

†10.33
Transition and Separation Agreement, effective March 9, 2015, by and among NCI Group, Inc., NCI Building Systems, Inc. and Mark W. Dobbins (filed as Exhibit 10.1 to NCI's Quarterly Report on Form 10-Q for the quarter ended May 3, 2015 and incorporated by reference herein)

†10.34
Transition and Separation Agreement, effective March 9, 2015, by and among NCI Group, Inc., NCI Building Systems, Inc. and Bradley D. Robeson (filed as Exhibit 10.2 to NCI's Quarterly Report on Form 10-Q for the quarter ended May 3, 2015 and incorporated by reference herein)

*†10.35	Conditional Offer of Employment, dated as of August 27, 2014, by NCI Group, Inc. to Katy Theroux.
*†10.36	Conditional Offer of Employment, dated as of November 14, 2014, by NCI Group, Inc. to Don Riley.
*21.1	List of Subsidiaries
*23.1	Consent of Independent Registered Public Accounting Firm
*24.1	Powers of Attorney
*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)
**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)
**101.INS	XBRL Instance Document
**101.SCH	XBRL Taxonomy Extension Schema Document
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith
†	Management contracts or compensatory plans or arrangements