Form 10-Q
period 2016-01-31
NCI BUILDING SYSTEMS INC
filed 2016-03-09
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

or

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

Common Stock, $.01 par value - 72,882,822 shares as of March 3, 2016.

i

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31, 2016	November 1, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,849	$99,662
Restricted cash	775	682
Accounts receivable, net	141,664	166,800
Inventories, net	150,563	157,828
Deferred income taxes	27,176	27,390
Prepaid expenses and other	29,996	31,834
Investments in debt and equity securities, at market	5,454	5,890
Assets held for sale	3,982	6,261
Total current assets	433,459	496,347
Property, plant and equipment, net	260,203	257,892
Goodwill	158,106	158,026
Intangible assets, net	153,991	156,395
Other assets	11,083	11,069
Total assets	$1,016,842	$1,079,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$513
Accounts payable	110,298	145,917
Accrued compensation and benefits	56,007	62,200
Accrued interest	1,359	6,389
Accrued income taxes	231	9,296
Other accrued expenses	94,966	97,309
Total current liabilities	262,861	321,624
Long-term debt, net	434,147	444,147
Deferred income taxes	23,647	20,807
Other long-term liabilities	20,966	21,175
Total long-term liabilities	478,760	486,129
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,852,954 and 74,529,750 shares issued at January 31, 2016 and November 1, 2015, respectively; 73,563,493 and 74,082,324 shares outstanding at January 31, 2016 and November 1, 2015, respectively	737	745
Additional paid-in capital	633,220	640,767
Accumulated deficit	(347,841)	(353,733)
Accumulated other comprehensive loss, net	(8,621)	(8,280)
Treasury stock, at cost (289,461 and 447,426 shares at January 31, 2016 and November 1, 2015, respectively)	(2,274)	(7,523)
Total stockholders’ equity	275,221	271,976
Total liabilities and stockholders’ equity	$1,016,842	$1,079,729

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Sales	$370,014	$322,926
Cost of sales	281,023	250,787
Asset recovery	(725)	—
Gross profit	89,716	72,139
Engineering, selling, general and administrative expenses	69,850	62,869
Intangible asset amortization	2,416	1,493
Strategic development and acquisition related costs	681	1,729
Restructuring and impairment charges	1,510	1,477
Income from operations	15,259	4,571
Interest income	22	7
Interest expense	(7,869)	(3,987)
Foreign exchange loss	(742)	(1,401)
Gain from bargain purchase	1,864	—
Other expense, net	(189)	—
Income (loss) before income taxes	8,345	(810)
Provision (benefit) from income taxes	2,453	(490)
Net income (loss)	$5,892	$(320)
Net income allocated to participating securities	(57)	—
Net income (loss) applicable to common shares	$5,835	$(320)
Income (loss) per common share:
Basic	$0.08	$(0.00)
Diluted	$0.08	$(0.00)
Weighted average number of common shares outstanding:
Basic	73,261	73,070
Diluted	73,771	73,070

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Comprehensive income (loss):
Net income (loss)	$5,892	$(320)
Other comprehensive income (loss), net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(341)	(264)
Other comprehensive income (loss)	(341)	(264)
Comprehensive income (loss)	$5,551	$(584)

(1)	Foreign exchange translation losses and other are presented net of taxes of $0 in both the three months ended January 31, 2016 and February 1, 2015.

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,733)	$(8,280)	(447,426)	$(7,523)	$271,976
Treasury stock purchases	—	—	—	—	—	(448,562)	(4,627)	(4,627)
Retirement of treasury shares	(768,160)	(8)	(9,868)	—	—	768,160	9,876	—
Issuance of restricted stock	91,364	—	—	—	—	(161,633)	—	—
Excess tax benefits (shortfalls) from share-based compensation arrangements	—	—	(261)	—	—	—	—	(261)
Foreign exchange translation loss and other, net of taxes	—	—	—	—	(341)	—	—	(341)
Share-based compensation	—	—	2,582	—	—	—	—	2,582
Net income	—	—	—	5,892	—	—	—	5,892
Balance, January 31, 2016	73,852,954	$737	$633,220	$(347,841)	$(8,621)	(289,461)	$(2,274)	$275,221

See accompanying notes to the consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Cash flows from operating activities:
Net income (loss)	$5,892	$(320)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,747	9,731
Deferred financing cost amortization	477	113
Share-based compensation expense	2,582	2,933
Gain from bargain purchase	(1,864)	—
Asset recovery	(725)	—
(Recovery of) provision for doubtful accounts	1,467	(149)
Provision for deferred income taxes	1,992	5,602
Excess tax (benefits) shortfalls from share-based compensation arrangements	261	(394)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23,669	28,395
Inventories	7,469	(6,021)
Income tax receivable	—	(1,374)
Prepaid expenses and other	1,899	(264)
Accounts payable	(35,619)	(17,949)
Accrued expenses	(22,100)	(22,521)
Other, net	(347)	7
Net cash used in operating activities	(4,200)	(2,211)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(3,071)	(247,123)
Capital expenditures	(5,772)	(5,002)
Proceeds from sale of property, plant and equipment	3,066	—
Net cash used in investing activities	(5,777)	(252,125)
Cash flows from financing activities:
Deposit of restricted cash	(93)	—
Proceeds from stock options exercised	—	353
Issuance of debt	—	250,000
Payments on term loan	(10,000)	(596)
Payments on note payable	(514)	(417)
Payment of financing costs	—	(9,218)
Excess tax benefits (shortfalls) from share-based compensation arrangements	(261)	394
Purchases of treasury stock	(4,627)	(1,517)
Net cash provided by (used in) financing activities	(15,495)	238,999
Effect of exchange rate changes on cash and cash equivalents	(341)	(598)
Net decrease in cash and cash equivalents	(25,813)	(15,935)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$73,849	$50,716

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2016
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three month period ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2016. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015 filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2015.

Reporting Periods

We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2016 is October 30, 2016.

Stock Ownership

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement, the CD&R Fund VIII and the Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was later converted to shares of our common stock on May 14, 2013. As of January 31, 2016, the CD&R Funds beneficially owned a total of 58.8% of the outstanding shares of our common stock. See “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015, as filed with the SEC, for a description of the rights held by the CD&R Funds under the terms and conditions of the Investment Agreement.

NOTE 2 — ACQUISITIONS

Fiscal 2016 acquisition

On November 3, 2015, we acquired manufacturing operations in Hamilton, Ontario, Canada for cash consideration of $2.2 million, net of post-closing working capital adjustments. This business allows us to service customers more competitively within the Canadian and Northeastern United States insulated metal panel (“IMP”) markets. Because the business was acquired from a seller in connection with a divestment required by a regulatory authority, the fair value of net assets acquired exceeded the purchase consideration by $1.9 million, which was recorded as a gain from bargain purchase in the consolidated statements of operations during the first quarter of fiscal 2016.

The fair values of the assets acquired and liabilities assumed as part of this acquisition as of November 3, 2015, as determined in accordance with ASC Topic 805, are as follows (in thousands):

November 3, 2015
Current assets	$307
Property, plant and equipment	4,810
Assets acquired	$5,117
Current liabilities assumed	380
Fair value of net assets acquired	$4,737
Total cash consideration transferred	2,201
Deferred tax liabilities	672
Gain from bargain purchase	$(1,864)

The results of operations for this business are included in our metal components segment. Pro forma financial information and other disclosures for this acquisition have not been presented as it was not material to the Company’s financial position or reported results.

Fiscal 2015 acquisition

On January 16, 2015, NCI Group, Inc., a wholly-owned subsidiary of the Company, and Steelbuilding.com, LLC, a wholly owned subsidiary of NCI Group, Inc., completed the acquisition of CENTRIA (the “CENTRIA Acquisition”), a Pennsylvania general partnership (“CENTRIA”), pursuant to the terms of the Interest Purchase Agreement, dated November 7, 2014 (“Interest Purchase Agreement”) with SMST Management Corp., a Pennsylvania corporation, Riverfront Capital Fund, a Pennsylvania limited partnership, and CENTRIA. NCI acquired all of the general partnership interests of CENTRIA in exchange for $255.8 million in cash, including cash acquired of $8.7 million. The purchase price was subject to a post-closing adjustment to net working capital as provided in the Interest Purchase Agreement, which we settled during the first quarter of fiscal 2016 for additional cash consideration of approximately $2.1 million payable to the seller, which approximated the amount we previously accrued. The purchase price was funded through the issuance of $250.0 million of new indebtedness. See Note 12 — Long-Term Debt and Note Payable. CENTRIA is now an indirect, wholly-owned subsidiary of NCI.

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the three months ended January 31, 2016 and the period from January 16, 2015 to February 1, 2015, CENTRIA contributed revenue of $53.9 million and $8.5 million and operating income (loss) of $1.4 million and $(0.8) million, respectively. CENTRIA is a leader in the design, engineering and manufacturing of architectural IMP wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.

We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. In accordance with ASC Topic 805, the unaudited pro forma financial information presented below for the three month periods ended January 31, 2016 and February 1, 2015 assumes the acquisition was completed on November 2, 2014, the first day of fiscal year 2015.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information includes adjustments for interest expense to match the new capital structure and amortization expense for identified intangibles. In addition, acquisition related costs and $16.1 million of transaction costs incurred by the seller are excluded from the unaudited pro forma financial information. The pro forma information does not reflect any expected synergies or expense reductions that may result from the acquisition.

The following table shows our unaudited pro forma financial information for the three month periods ended January 31, 2016 and February 1, 2015 (in thousands, except per share amounts):

	Unaudited Pro Forma
	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Sales	$370,014	$367,029
Net income (loss) applicable to common shares	5,835	(12,062)
Income (loss) per common share:
Basic	$0.08	$(0.17)
Diluted	$0.08	$(0.17)

The following table summarizes the fair values of the assets acquired and liabilities assumed as part of the CENTRIA Acquisition as of January 16, 2015 as determined in accordance with ASC Topic 805. The fair value of all assets acquired and liabilities assumed were finalized during the first quarter of fiscal 2016, including certain contingent assets and liabilities and the post-closing working capital adjustment, which did not result in any material adjustments during the first quarter of fiscal 2016. As we continue to integrate CENTRIA into our existing operations, we may identify integration charges that would be required to be recognized.

(In thousands)	January 16, 2015
Cash	$8,718
Current assets, excluding cash	74,725
Property, plant and equipment	34,127
Intangible assets	128,280
Assets acquired	245,850
Current liabilities	61,869
Other long-term liabilities	8,893
Liabilities assumed	70,762
Fair value of net assets acquired	175,088
Total cash consideration transferred and payable	257,927
Goodwill	$82,839

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Useful Lives
Backlog	$8,400	9 months
Trade names	13,980	15 years
Customer lists and relationships	105,900	20 years
	$128,280

These intangible assets are amortized on a straight-line basis, which is presented in intangible asset amortization on our consolidated statements of operations. The backlog intangible asset was fully amortized during fiscal 2015. We also recorded a step-up in inventory fair value of approximately $2.4 million in fiscal 2015, which was recognized as an expense in fair value adjustment of acquired inventory on our consolidated statements of operations upon the sale of the related inventory.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The intention of this transaction was to strengthen our position as a fully integrated supplier to the nonresidential building products industry, by enhancing our existing portfolio of cold storage and commercial and industrial solutions, expanding our capabilities into high-end insulated metal panels and contributing specialty continuous metal coil coating capabilities. We believe the transaction will result in revenue synergies to our existing businesses, as well as improvements in supply chain efficiency, including alignment of purchase terms and pricing optimization. We include the results of the CENTRIA Acquisition in the metal components segment. Goodwill of $73.6 million and $9.1 million was recorded in our metal components segment and engineered building systems segment, respectively, based on expected synergies pertaining to these segments from the acquisition. Additionally, because CENTRIA was treated as a partnership for tax purposes, the tax basis of the acquired assets and liabilities has been adjusted to their fair value and goodwill will be deductible for tax purposes.

NOTE 3 — ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 changes the requirement for reporting discontinued operations. A disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when the entity or group of components of an entity meets the criteria to be classified as held for sale or when it is disposed of by sale or other than by sale. The update also requires additional disclosures about discontinued operations, a disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements, and an entity’s significant continuing involvement with a discontinued operation. We adopted ASU 2014-08 prospectively in our first quarter in fiscal 2016. The adoption of ASU 2014-08 did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. On July 9, 2015, the FASB deferred the effective date by one year. Entities can still adopt the amendments as of the original effective date. ASU 2014-09 is effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $8 million in deferred financing costs as a reduction of the carrying amount of the debt liability.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for our fiscal year ending October 29, 2017. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. ASU 2015-17 is effective for our fiscal year ending October 28, 2018. Early adoption is permitted. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 is effective for our fiscal year ending November 1, 2020, including interim periods within that fiscal year. The guidance requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. We are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS

As part of the plans developed in the fourth quarter of fiscal 2015 to improve cost efficiency and optimize our combined manufacturing footprint, given the Company's recent acquisitions and restructuring efforts, we incurred severance related costs of $0.5 million and $0.3 million in the engineered building systems segment and metal components segment, respectively, during the first quarter of fiscal 2016 to further streamline our management and our engineering and drafting activities.

During the first quarter of fiscal 2015, we approved a plan to consolidate our three engineered buildings systems manufacturing facilities in Tennessee, closing the Caryville facility. We incurred severance and facility costs at the Caryville facility of approximately $1.6 million during the first three months of fiscal 2015. We completed the closing of the Caryville facility during March 2015. In addition, during the first three months of fiscal 2015, we incurred severance related costs of $1.5 million, $0.2 million and $0.2 million in the metal components segment, engineered building systems segment and metal coil coating segment, respectively, primarily in an effort to streamline our management and manufacturing structure to better serve our customers.

The following table summarizes our restructuring plan costs and charges related to the restructuring plan during the fiscal three months ended January 31, 2016 (in thousands):

	Fiscal Three Months Ended
	January 31, 2016	Cost Incurred To Date (since inception)	Remaining Anticipated Cost	Total Anticipated Cost
General severance	$880	$4,767	$602	$5,369
Plant closing severance	—	1,575	*	*
Asset impairments	—	5,844	*	*
Other restructuring costs	630	630	*	*
Total restructuring costs	$1,510	$12,816	*	*

*
We expect to fully execute our plans in phases over the next 9 months to 36 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans.

The following table summarizes our restructuring liability and cash payments made related to the restructuring plan (in thousands) from inception through January 31, 2016:

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	654	—	654
Cash payments	(1,337)	—	(1,337)
Balance at January 31, 2016	$1,002	$—	$1,002

(1)
During the second and fourth quarters of fiscal 2015, we entered into transition and separation agreements with certain executive officers. Each terminated executive officer is entitled to severance benefit payments issuable in two installments. The termination benefits were measured initially at the separation date based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period. Costs incurred during the three months ended January 31, 2016 exclude $0.2 million in amortization expense associated with these termination benefits. Remaining severance costs associated with the executive officers of $0.3 million and $0.1 million will be incurred in the metal components segment and engineered building systems segment, respectively.

NOTE 5 — RESTRICTED CASH

We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of January 31, 2016, we had restricted cash in the amount of approximately $0.8 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See Note 12 — Long-Term Debt and Note Payable for more information on the material terms of our Amended ABL Facility. Restricted cash as of January 31, 2016 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.

NOTE 6 — INVENTORIES

The components of inventory are as follows (in thousands):

	January 31, 2016	November 1, 2015
Raw materials	$104,521	$109,455
Work in process and finished goods	46,042	48,373
	$150,563	$157,828

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The carrying value of assets held for sale (representing idled facilities) is $4.0 million and $6.3 million at January 31, 2016 and

November 1, 2015, respectively, and these amounts are included in the engineered building systems segment. All of these assets continue to be actively marketed for sale at January 31, 2016.

During the three months ended January 31, 2016, we completed the sale of an idle facility in Lockeford, California, along with related equipment, which had previously been classified in assets held for sale. In connection with the disposal of these assets, we received net cash proceeds of $3.1 million, and recognized a net gain of $0.7 million, which is included in asset recovery in the consolidated statements of operations.

Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We calculated the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate.

NOTE 8 — SHARE-BASED COMPENSATION

Restricted Stock and Performance Awards

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. As of January 31, 2016, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over one to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

In December 2015, we granted long-term incentive awards, with a three-year performance period, to our senior executives (“2015 Executive Awards”). 40% of the value of the long-term incentive awards consists of time-based restricted stock units and 60% of the value of the award consists of PSUs. The restricted stock units are time-vesting based on continued employment, with one-third of the restricted stock units vesting on each of the first, second and third anniversaries of the grant date. The PSUs vest based on the achievement of performance goals and continued employment at the end of the three-year performance period. The PSU performance goals are based on three metrics: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. The number of shares that may be received upon the vesting of the PSUs will depend upon the satisfaction of the performance goals, up to a maximum of 200% of the target number of the PSUs. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control of NCI occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock units are unvested, then all of the executive's unvested restricted stock units will become vested. If an executive’s employment is terminated for any other reason, the executive's unvested restricted stock units will be forfeited. If a change in control of NCI occurs prior to the end of the performance period, the restricted stock units fully vest.

The fair value of the 2015 Executive Awards is based on the Company’s stock price as of the grant date. A portion of the compensation cost of the 2015 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the three months ended January 31, 2016 and February 1, 2015, we granted PSUs with a fair value of approximately $5.2 million and $3.9 million, respectively.

The fair value of restricted stock units classified as equity awards is based on the Company’s stock price as of the date of grant. During the three months ended January 31, 2016 and February 1, 2015, we granted time-based restricted stock units with a fair value of $3.9 million, representing 304,064 shares, and $4.1 million, representing 237,177 shares, respectively.

Also, in December 2015, we granted Performance Cash and Share Awards to certain key employees that will be paid 50% in cash and 50% in stock (“2015 Key Employee Awards”). The amount of cash and number of shares that may be received upon the vesting of these awards will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. The 2015 Key Employee Awards vest three years from the grant date and will be earned based on the performance against the pre-established targets for the requisite service period. A key employee's awards also vest in full upon death, disability or a change of control, and a pro-rated portion of the key employee's awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2015 Key Employee Awards is based on the Company’s stock price as of the grant date. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. During the three months ended January 31, 2016 and February 1, 2015, we granted awards to key employees with equity fair values of $2.4 million and $1.5 million and cash values of $2.1 million and $1.7 million, respectively.

During the three month periods ended January 31, 2016 and February 1, 2015, we also granted 28,535 and 10,543 stock options, respectively. The grant date fair value of options granted during the three month periods ended January 31, 2016 and February 1, 2015 was $5.38 and $7.91, respectively.

During the three month periods ended January 31, 2016 and February 1, 2015, we recorded share-based compensation expense for all awards of $2.6 million and $2.9 million, respectively.

Deferred Compensation

The Company's amended Deferred Compensation Plan allowed for the deferral of vested 2012 PSU awards. The Company currently holds 144,857 shares in treasury shares, relating to deferred, vested 2012 PSU awards, until participants are eligible to receive benefits under the terms of the plan. In accordance with the terms of the plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of shares held on the participant’s behalf.

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

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Numerator for Basic and Diluted Income (Loss) Per Common Share
Net income (loss)	$5,892	$(320)
Less: Net income applicable to participating securities	(57)	—
Net income (loss) applicable to common shares	$5,835	$(320)
Denominator for Basic and Diluted Income (Loss) Per Common Share
Weighted average basic number of common shares outstanding	73,261	73,070
Common stock equivalents:
Employee stock options	508	—
Restricted stock units	2	—
Weighted average diluted number of common shares outstanding	73,771	73,070
Basic income (loss) per common share	$0.08	$(0.00)
Diluted income (loss) per common share	$0.08	$(0.00)

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, are treated as a separate class in computing earnings (loss) per share. For the three month period ended January 31, 2016, undistributed earnings attributable to participating securities were $0.1 million. There was no amount attributable to participating securities for the three month period ended February 1, 2015, as the participating securities do not contractually share in net losses.

For the three month period ended January 31, 2016, all PSUs and Performance Share Awards that are contingent upon the achievement of performance targets as described in Note 8 were excluded from the diluted income per common share calculation as the performance targets were not met as of January 31, 2016. Additionally, the number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented approximately 0.1 million shares. The number of weighted average Performance Share Awards subject to continuing employment representing approximately 0.1 million shares were also determined to be anti-dilutive, and were not included in the diluted income per common share calculation. For the three month period ended February 1, 2015, all outstanding options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 10 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from 2 years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses in our consolidated balance sheets.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Beginning balance	$25,669	$23,685
Warranties sold	746	359
Revenue recognized	(862)	(566)
Other(1)	—	2,357
Ending balance	$25,553	$25,835

(1)
Represents the fair value of accrued warranty obligations in the amount of $2.4 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for time periods from 5 to 20 years, prorated or non-prorated and on both a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met. The preliminary fair value of the accrued warranty obligations of $2.4 million reported in our quarterly report on Form 10-Q for the three month period ended February 1, 2015 was subsequently adjusted by $0.8 million to $1.6 million during the measurement period for purchase accounting.

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

CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) and are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of equity mutual funds, international equity mutual funds, bonds, mortgages and other funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the "OPEB Plans").

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended January 31, 2016				Fiscal Three Months Ended February 1, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Service cost	$—	$(3)	$5	$2	$—	$—	$—	$—
Interest cost	450	(11)	38	477	483	—	—	483
Expected return on assets	(475)	22	—	(453)	(551)	—	—	(551)
Prior service cost amortization	(2)	—	—	(2)	(2)	—	—	(2)
Unrecognized net loss	292	—	—	292	361	—	—	361
Net periodic pension cost	$265	$8	$43	$316	$291	$—	$—	$291

Funding contributions	$211	$160	$—	$371	$234	$—	$—	$234

We expect to contribute an additional $0.8 million and $0.5 million to the RCC Pension Plan and the CENTRIA Benefit Plans, respectively, for the remainder of fiscal 2016. Currently, our policy is to fund the CENTRIA Benefit Plans and OPEB Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.

In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million and the current contract expires on June 1, 2016. If we were to withdraw our participation from this multi-employer plan, we would have a complete withdrawal liability of approximately $0.7 million.

NOTE 12 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	January 31, 2016	November 1, 2015
Credit Agreement, due June 2019 (variable interest, at 4.25% on January 31, 2016 and November 1, 2015)	$184,147	$194,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (interest at 4.25% on January 31, 2016 and 4.00% on November 1, 2015)	—	—
Current portion of long-term debt	—	—
Total long-term debt, net	$434,147	$444,147

8.25% Senior Notes Due January 2023

The Company’s $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”) bear interest at 8.25% per annum and will mature on January 15, 2023. Interest is payable semi-annually in arrears on January 15 and July 15 of each year.

The Company may redeem the Notes at any time prior to January 15, 2018, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. On or after January 15, 2018, the Company may redeem all or a part of the Notes at redemption prices (expressed as percentages of principal amount thereof) set forth below, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes, if redeemed during the 12-month period beginning on January 15 of the year as follows:

Year	Percentage
2018	106.188%
2019	104.125%
2020	102.063%
2021 and thereafter	100.000%

In addition, prior to January 15, 2018, the Company may redeem the Notes in an aggregate principal amount of up to 40.0% of the original aggregate principal amount of the Notes with funds in an equal aggregate amount not exceeding the aggregate proceeds of one or more equity offerings, at a redemption price of 108.250%, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes.

Credit Agreement

The Company’s Credit Agreement provided for a term loan credit facility (“Term Loan”) in an original aggregate principal amount of $250.0 million. The Credit Agreement will mature on June 24, 2019. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Term Loan will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both January 31, 2016 and November 1, 2015, the interest rate on the Term Loan was 4.25%.

Amended ABL Facility

The Company’s Asset-Based Lending Facility (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 31, 2016 and November 1, 2015, the Company’s excess availability under the Amended ABL Facility was $108.7 million and $131.0 million, respectively. At both January 31, 2016 and November 1, 2015, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at January 31, 2016 and November 1, 2015, standby letters of credit related to certain insurance policies totaling approximately $8.7 million and $8.7 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of January 31, 2016 and November 1, 2015 was $16.3 million and $19.7 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at January 31, 2016 and November 1, 2015, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.44:1.00 and 3.54:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.

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

For additional information on the Notes, Credit Agreement and the Amended ABL Facility, including guarantees and security, see our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

Debt Covenants

The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. As of January 31, 2016, the Company was in compliance with all covenants that were in effect on such date. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

Deferred Financing Costs

At January 31, 2016 and November 1, 2015, the unamortized balance in deferred financing costs related to the Notes, Credit Agreement and Amended ABL Facility was $10.6 million and $11.1 million, respectively.

Insurance Note Payable

As of November 1, 2015, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 13 — STOCK REPURCHASE PROGRAM

In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock, which we expect to fund through existing cash and cash flow generated from operations. Subject to applicable federal securities law, such purchases may occur at times and in amounts that we deem appropriate. During the first quarter of fiscal 2016, we repurchased 0.4 million shares for $3.9 million under this program.

As of January 31, 2016, approximately $46.1 million remains available for stock repurchases under the plan authorized in January 2016, and approximately 0.1 million shares remain authorized for repurchase under a previous program. The authorized programs have no time limit on their duration, but our Credit Agreement, Amended ABL Facility, and Notes apply certain limitations on our repurchase of shares of our common stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the first quarter of fiscal 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases on the consolidated statements of stockholders’ equity.

Subsequent to January 31, 2016 and through March 3, 2016, we repurchased an additional 0.7 million shares for $7.4 million under the January 2016 program.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of January 31, 2016 and November 1, 2015 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	January 31, 2016		November 1, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$184,147	$182,306	$194,147	$193,662
8.25% senior notes, due January 2023	250,000	253,750	250,000	263,750

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at January 31, 2016 and November 1, 2015

Money market:   Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of January 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$612	$—	$—	$612
Mutual funds – Growth	678	—	—	678
Mutual funds – Blend	2,826	—	—	2,826
Mutual funds – Foreign blend	662	—	—	662
Mutual funds – Fixed income	—	676	—	676
Total short-term investments in deferred compensation plan	4,778	676	—	5,454
Total assets	$4,778	$676	$—	$5,454
Liabilities:
Deferred compensation plan liability	$—	$4,685	$—	$4,685
Total liabilities	$—	$4,685	$—	$4,685

(1)
Unrealized holding losses for the three months ended January 31, 2016 and February 1, 2015 were $(0.4) million and $(0.1) million, respectively. These unrealized holding losses are primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of November 1, 2015, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$744	$—	$—	$744
Mutual funds – Growth	764	—	—	764
Mutual funds – Blend	2,984	—	—	2,984
Mutual funds – Foreign blend	724	—	—	724
Mutual funds – Fixed income	—	673	—	673
Total short-term investments in deferred compensation plan	$5,216	$673	$—	$5,889
Total assets	$5,216	$673	$—	$5,889
Liabilities:
Deferred compensation plan liability	$—	$5,164	$—	$5,164
Total liabilities	$—	$5,164	$—	$5,164

(1)	Unrealized holding gain for the fiscal year ended November 1, 2015 was insignificant. This unrealized holding gain was primarily offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of January 31, 2016 and November 1, 2015 (in thousands):

	Level 3
	January 31, 2016	November 1, 2015
Assets:
Assets held for sale(1)	$—	$2,280
Total assets	$—	$2,280

(1)
Certain assets held for sale were valued at fair value and were measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. The assets that were previously reported at fair value as of November 1, 2015 were sold in January 2016. See Note 7 for additional information.

NOTE 15 — INCOME TAXES

The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Statutory federal income tax rate	35.0%	35.0%
State income taxes	3.4%	5.3%
Domestic production activities deduction	(3.2)%	(3.1)%
Non-deductible expenses	0.9%	0.8%
Adjustment due to tax law change	(6.5)%	25.2%
Nontaxable gain from bargain purchase	(1.4)%	—%
Tax credits	(1.2)%	—%
Other	2.4%	(2.8)%
Effective tax rate	29.4%	60.4%

The decrease in the effective tax rate was primarily the result of pre-tax income in the current period and the benefit related to the research and development credit for fiscal years 2015 and 2016 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015, which was signed into law after our fiscal 2015 ended. The effective tax rate for the same period in the prior year was primarily the result of a true-up to the fiscal 2014 income tax provision as a result of the Tax Increase Prevention Act of 2014 that changed our fiscal 2014 tax calculation but was not signed into law until after our fiscal 2014 ended.

NOTE 16 — OPERATING SEGMENTS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: engineered building systems; metal components; and metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The engineered building systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. CENTRIA is included in the metal components segment. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The operating segments follow the same accounting policies used for our consolidated financial statements.

We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) structural framing provided by the engineered building systems segment to the metal components segment; (ii) building components provided by the metal components segment to the engineered building systems segment; and (iii) hot-rolled, light gauge painted and slit material and other services provided by the metal coil coating segment to both the metal components and engineered building systems segments.

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Total sales:
Engineered building systems	$148,975	$149,799
Metal components	230,456	172,789
Metal coil coating	51,206	55,610
Intersegment sales	(60,623)	(55,272)
Total sales	$370,014	$322,926
External sales:
Engineered building systems	$145,950	$144,494
Metal components	202,901	154,028
Metal coil coating	21,163	24,404
Total sales	$370,014	$322,926
Operating income (loss):
Engineered building systems	$12,462	$8,718
Metal components	16,104	8,336
Metal coil coating	4,819	3,977
Corporate	(18,126)	(16,460)
Total operating income	$15,259	$4,571
Unallocated other expense, net	(6,914)	(5,381)
Income (loss) before income taxes	$8,345	$(810)

	January 31, 2016	November 1, 2015
Total assets:
Engineered building systems	$204,632	$218,646
Metal components	641,064	654,762
Metal coil coating	74,869	81,456
Corporate	96,277	124,865
Total assets	$1,016,842	$1,079,729

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

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	our ability to generate significant cash flow required to service or refinance our existing debt, including the 8.25% senior notes due 2023, and obtain future financing;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	our ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company's stock price;

•	dilutive effect on the Company's common stockholders of potential future sales of the Company's Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	our ability to integrate the acquisition of CENTRIA with our business and to realize the anticipated benefits of such acquisition;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

•	timing and amount of our stock repurchases; and

•	other risks detailed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC.

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

OVERVIEW

NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We design, engineer, manufacture and market engineered building systems and metal components primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications. We also provide metal coil coating services for commercial and construction applications, servicing both internal and external customers.

Engineered building systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs. Similarly, metal components offer builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility.

We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2016, our year end will be October 30, 2016 which is the Sunday closest to October 31.

We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit and operating income, as well as whether each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.

First Fiscal Quarter

Our first quarter results marked the 7th consecutive quarter of meaningful year-over-year improvement in gross margin and Adjusted EBITDA. Our earnings growth in the quarter was driven by increases in our legacy businesses as well as incremental contribution from CENTRIA. We continue to focus on growing and integrating insulated panel products into our building and components businesses. Continued improvements we have been making in our production and cost efficiency are resulting in increasing gross margins.

Consolidated revenues increased by approximately 15% from the same period last year. The year-over-year improvement was driven by underlying volume growth, primarily in the metal components segment, combined with the incremental contribution from CENTRIA, which added an incremental $45.4 million to total sales in the current period. All our segments are achieving underlying growth through commercial discipline and manufacturing efficiencies.

Gross margin in the first quarter increased by 190 basis points to 24.2% of sales from the same period last year. This is the 7th consecutive quarter of meaningful year over year improvement in gross margins. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 60 basis points to 18.9% compared to the same period last year, as we are executing on our strategic initiatives.

For market context, low-rise nonresidential new construction starts, measured in square feet and comprising buildings of up to five stories, as reported by Dodge Data & Analytics, were down as much as 10% in the first quarter of our fiscal 2016 as compared to the same period in the prior year. We believe the underlying growth we are achieving is outpacing market activity.

Overall, we delivered adjusted EBITDA and adjusted diluted earnings per share in the 2016 first quarter that meaningfully exceed the prior year’s results. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver top-line growth above nonresidential market growth during fiscal 2016.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. The current five-year recovery of low-rise construction has been choppy and slow. The annual volume of new construction starts is only just now poised to reach previous cyclical trough levels of activity from the last 50 years. Nevertheless, we believe the economy is recovering and will return to mid-cycle levels of activity over the next several years. In addition, the tightening of credit in financial markets from 2008-2010 adversely affected the ability of our customers to obtain financing for construction projects. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968, as compiled and reported by Dodge Data & Analytics:

Dodge Nonresidential Construction Activity

Source: Dodge

Current market data continues to show subdued activity in nonresidential markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as 10% for the first quarter of our fiscal 2016 as compared to the first quarter of fiscal 2015. However, leading indicators for low-rise, nonresidential construction activity continue to indicate positive momentum for fiscal year 2016.

The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14 month historical lag for each metric, indicates modest growth for low-rise starts in the first half of fiscal 2016.

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery, for competitive or other reasons we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”

Restructuring

We have developed plans to improve cost efficiency and optimize our combined manufacturing plant footprint, given the Company's recent acquisitions and restructuring efforts. The Company believes that the successful execution of these plans in phases over the next 9 to 36 months will result in annual cost savings ranging between $15.0 million and $20.0 million when completed. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for actions associated with the plans. Restructuring charges will be recorded for these plans as they become estimable and probable. See Note 4 in the notes to the unaudited consolidated financial statements for additional information.

RESULTS OF OPERATIONS

Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: (i) engineered building systems; (ii) metal components; and (iii) metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The engineered building systems segment includes the manufacturing of main frames, Long-Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil coating products or services. The metal components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated panels and other related accessories. CENTRIA is included in the metal components segment. The metal coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The manufacturing and distribution activities of our segments are effectively coupled through the use of our nationwide hub-and-spoke manufacturing and distribution system, which supports and enhances our vertical integration. The operating segments follow the same accounting policies used for our consolidated financial statements.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, strategic development and acquisition related costs and other (expense) income. See Note 16 — Operating Segments in the notes to the unaudited consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Total sales:
Engineered building systems	$148,975	$149,799
Metal components	230,456	172,789
Metal coil coating	51,206	55,610
Intersegment sales	(60,623)	(55,272)
Total sales	$370,014	$322,926
External sales:
Engineered building systems	$145,950	$144,494
Metal components	202,901	154,028
Metal coil coating	21,163	24,404
Total sales	$370,014	$322,926
Operating income (loss):
Engineered building systems	$12,462	$8,718
Metal components	16,104	8,336
Metal coil coating	4,819	3,977
Corporate	(18,126)	(16,460)
Total operating income	$15,259	$4,571
Unallocated other expense	(6,914)	(5,381)
Income (loss) before income taxes	$8,345	$(810)

FISCAL THREE MONTHS ENDED JANUARY 31, 2016 COMPARED TO FISCAL THREE MONTHS ENDED FEBRUARY 1, 2015

Consolidated sales increased by 14.6%, or $47.1 million for the three months ended January 31, 2016, compared to the three months ended February 1, 2015. These results were driven by the inclusion of CENTRIA, which contributed an incremental $45.4 million of external sales during the three months ended January 31, 2016. All our segments had higher total tonnage volumes during the current period, especially for our single-skin products; however, this increase was partially offset by the impact of lower steel prices in the current period.

Consolidated cost of sales increased by 12.1%, or $30.2 million for the three months ended January 31, 2016, compared to the three months ended February 1, 2015. This increase resulted in part from the inclusion of CENTRIA, which contributed an incremental $35.6 million of cost of sales during the three months ended January 31, 2016. We also had higher manufacturing costs in the engineered building systems segment and metal components segment, as well as higher materials and freight costs in the metal components segment, partially offset by lower materials costs in the metal coil coating segment.

Gross margin was 24.2% for the three months ended January 31, 2016, compared to 22.3% for the same period in the prior year. The increase in gross margin was the result of continued commercial discipline in all segments; higher margin product mix in our metal components segment, especially from insulated metal panel products and the inclusion of CENTRIA; and lower materials costs in all segments. We also realized a $0.7 million gain on the sale (asset recovery) of the Lockeford facility during the current period.

Engineered building systems sales were flat in the three months ended January 31, 2016, with total sales of $149.0 million, compared to $149.8 million in the same period in the prior year. Sales to third parties for the three months ended January 31, 2016 increased by $1.5 million to $146.0 million from $144.5 million in the same period in the prior year, primarily due to higher volumes, offset by the pass-through of lower steel costs. Engineered building systems third-party sales accounted for 39.4% of total consolidated third-party sales in the three months ended January 31, 2016, compared to 44.7% in the three months ended February 1, 2015.

Operating income of the engineered building systems segment increased to $12.5 million in the three months ended January 31, 2016, compared to $8.7 million in the same period in the prior year. This $3.8 million increase resulted from driven by improvements in commercial discipline, supply chain management and manufacturing efficiencies. We also realized a $0.7 million gain on the sale (asset recovery) of the Lockeford facility during the current period.

Metal components sales increased by 33.4%, or $57.7 million, to $230.5 million in the three months ended January 31, 2016, compared to $172.8 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA, which contributed $45.4 million of external sales during the three months ended January 31, 2016. This increase was also due to higher volume of single skin products shipped, partially offset by lower cold storage volumes. Sales to third parties for the three months ended January 31, 2016 increased $48.9 million to $202.9 million from $154.0 million in the same period in the prior year. Metal components third-party sales accounted for 54.8% of total consolidated third-party sales in the three months ended January 31, 2016, compared to 47.7% in the three months ended February 1, 2015.

Operating income of the metal components segment increased to $16.1 million in the three months ended January 31, 2016, compared to $8.3 million in the same period in the prior year. The $7.8 million increase was driven by the increased sales discussed above, as well as improved product mix, primarily from our insulated metal panel products, and manufacturing efficiencies.

Metal coil coating sales decreased by 7.9%, or $4.4 million, to $51.2 million in the three months ended January 31, 2016, compared to $55.6 million in the same period in the prior year. Sales to third parties for the three months ended January 31, 2016 decreased by $3.2 million to $21.2 million from $24.4 million in the same period in the prior year, primarily as a result of a decrease in external tons shipped and changes in steel costs. Metal coil coating third-party sales accounted for 5.7% of total consolidated third-party sales in the three months ended January 31, 2016, compared to 7.6% in the three months ended February 1, 2015.

Operating income of the metal coil coating segment increased to $4.8 million in the three months ended January 31, 2016, compared to $4.0 million in the same period in the prior year. The $0.8 million increase was primarily due to lower materials costs, partially offset by the decrease in sales to third parties as noted above.

Consolidated engineering, selling, general and administrative expenses, consisting of engineering, drafting, selling and administrative costs, increased to $69.9 million in the three months ended January 31, 2016, compared to $62.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 18.9% for the three months ended January 31, 2016, as compared to 19.5% for the three months ended February 1, 2015. The $7.0 million increase was primarily due to the inclusion of CENTRIA, which contributed an incremental $6.4 million of engineering, selling, general and administrative costs during the three months ended January 31, 2016.

Consolidated intangible amortization increased to $2.4 million in the three months ended January 31, 2016, compared to $1.5 million in the same period in the prior year. This increase is directly related to the valuation of intangible assets related to the CENTRIA Acquisition. Intangible amortization amounts for the three months ended February 1, 2015 primarily related to prior acquisitions, including Metl-Span.

Consolidated strategic development and acquisition related costs for the three months ended January 31, 2016 were $0.7 million, compared to $1.7 million for the three months ended February 1, 2015. These non-operational costs are related to acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets. Costs incurred during the three months ended February 1, 2015 were primarily related to the CENTRIA Acquisition.

Consolidated restructuring charges for the three months ended January 31, 2016 were $1.5 million. These charges relate to our efforts to further streamline our management and our engineering and drafting activities. Restructuring charges for the three months ended February 1, 2015 were $1.5 million, primarily related to actions taken in an effort to streamline our management and manufacturing structure to better serve our customers.

Consolidated interest expense increased to $7.9 million for the three months ended January 31, 2016, compared to $4.0 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense. This increase was partially offset by lower interest expense on our Credit Agreement due to principal prepayments the Company made during fiscal 2015.

Consolidated foreign exchange loss decreased to a $0.7 million loss for the three months ended January 31, 2016, compared to a $1.4 million loss for the same period of the prior year, primarily due to foreign currency losses in both Mexico and Canada related to exchange rate fluctuations in the Mexican Peso and Canadian Dollar relative to the U.S. Dollar in the current period.

Consolidated gain from bargain purchase was $1.9 million for the three months ended January 31, 2016, which resulted from the acquisition of manufacturing operations in Hamilton, Ontario, Canada. The fair value of the net assets acquired exceeded the purchase consideration. There was no corresponding amount recorded for the three months ended February 1, 2015.

Consolidated provision for income taxes was $2.5 million for the three months ended January 31, 2016, compared to $(0.5) million for the same period in the prior year. The effective tax rate for the three months ended January 31, 2016 was 29.4%, compared to 60.4% for the same period in the prior year, resulting from pre-tax income in the current period and the benefit related to the research and development credit for fiscal years 2015 and 2016 that was permanently extended by the Protecting Americans from Tax Hikes Act of 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents decreased from $99.7 million to $73.8 million during the three months ended January 31, 2016. The following table summarizes our consolidated cash flows for the three months ended January 31, 2016 and February 1, 2015 (dollars in thousands):

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Net cash used in operating activities	(4,200)	$(2,211)
Net cash used in investing activities	(5,777)	(252,125)
Net cash provided by (used in) financing activities	(15,495)	238,999
Effect of exchange rate changes on cash and cash equivalents	(341)	(598)
Net decrease in cash and cash equivalents	(25,813)	(15,935)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$73,849	$50,716

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

Net cash used in operating activities was $4.2 million during the three months ended January 31, 2016 compared to $2.2 million of net cash used in operating activities in the comparable period of fiscal 2015. The net use of cash in the current period was partially offset by net income of $5.9 million in the three months ended January 31, 2016, compared to net loss of $(0.3) million in the same period of fiscal 2015. Our primary use of cash in operating activities was for working capital.

The primary driver of our increased use of cash for working capital was the result of $35.6 million in cash used for accounts payable during the three months ended January 31, 2016 compared to $17.9 million in the comparable period of the prior year. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of January 31, 2016 increased to 37.2 days compared to 35.4 days at February 1, 2015.

The increased use of cash for accounts payable was partially offset by decreased use of cash for inventory and accounts receivable. Our days inventory on-hand decreased to 50.5 days as of January 31, 2016 as compared to 52.7 days at February 1, 2015. Our days sales outstanding decreased to 36.8 days as of January 31, 2016 from 38.3 days at February 1, 2015 as a result of strong collection efforts of outstanding customer balances during the current three month period.

Investing Activities

Net cash used in investing activities decreased during the three months ended January 31, 2016 to $5.8 million from $252.1 million in the comparable period in the prior year. The decrease in cash used is primarily attributable to the CENTRIA Acquisition in the three months ended February 1, 2015. In the three months ended January 31, 2016, the $5.8 million was related to capital expenditures. Additionally, we sold assets that were held for sale for $3.1 million and paid $3.1 million related to acquisitions.

Financing Activities

Net cash used in financing activities was $15.5 million during the three months ended January 31, 2016 compared to $239.0 million of cash provided by financing activities in the comparable prior year period. During the three months ended January 31, 2016, we used $4.6 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in January 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $10.0 million to make a principal prepayment on our term loan. In the three months ended February 1, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, partially offset by $9.2 million of payments for financing costs, $0.6 million of payments on our term loan and $1.5 million in purchases of our common stock.

We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

Debt

As of January 31, 2016, we had an aggregate principal amount of $434.1 million of outstanding indebtedness, comprising $184.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $108.7 million as of January 31, 2016. In addition, standby letters of credit related to certain insurance policies totaling approximately $8.7 million were outstanding but undrawn under the Amended ABL Facility. At January 31, 2016, we had no revolving loans outstanding under the Amended ABL Facility.

For additional information, see Note 12 in the notes to the unaudited consolidated financial statements.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $108.7 million available at January 31, 2016 and $73.8 million of cash at January 31, 2016.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $20 million and $24 million for the remainder of fiscal 2016 and expansion when needed.

From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock. We expect to fund purchases under this program through existing cash and cash flow generated from operations. During the first quarter of fiscal 2016, we repurchased 0.4 million shares for $3.9 million. The timing and method of any additional repurchases will depend on a variety of factors, including applicable securities laws and market conditions, and are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the first quarter of fiscal 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

The Company may repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding on its consolidated balance sheets.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Three Months Ended January 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$12,462	$16,104	$4,819	$(18,126)	$15,259
Restructuring and impairment charges	500	285	—	725	1,510
Strategic development and acquisition related costs	—	366	—	315	681
Asset recovery	(725)	—	—	—	(725)
Adjusted operating income (loss)	$12,237	$16,755	$4,819	$(17,086)	$16,725

	Three Months Ended February 1, 2015
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$8,718	$8,336	$3,977	$(16,460)	$4,571
Restructuring and impairment charges	871	606	—		1,477
Strategic development costs	—	—	—	1,729	1,729
Short lived acquisition method related fair value adjustments	—	972	—	—	972
Adjusted operating income (loss)	$9,589	$9,914	$3,977	$(14,731)	$8,749

 The following tables reconcile adjusted EBITDA to net income (loss) for the periods indicated (in thousands):

	2nd Quarter May 3, 2015	3rd Quarter August 2, 2015	4th Quarter November 1, 2015	1st Quarter January 31, 2016	Trailing 12 Months January 31, 2016
Net income (loss)	$(7,488)	$7,220	$18,407	$5,892	$24,031
Add:
Depreciation and amortization	13,766	14,541	13,354	10,747	52,408
Consolidated interest expense, net	8,280	8,135	7,993	7,847	32,255
Provision (benefit) for income taxes	(4,087)	3,520	10,029	2,453	11,915
Restructuring and impairment charges	1,759	504	7,611	1,510	11,384
Gain from bargain purchase	—	—	—	(1,864)	(1,864)
Strategic development and acquisition related costs	628	701	1,143	681	3,153
Gain on legal settlements	—	—	(3,765)	—	(3,765)
Fair value adjustments of acquired inventory	775	1,000	—	—	1,775
Share-based compensation	2,201	2,568	1,677	2,582	9,028
Asset recovery	—	—	—	(725)	(725)
Adjusted EBITDA	$15,834	$38,189	$56,449	$29,123	$139,595

	2nd Quarter May 4, 2014	3rd Quarter August 3, 2014	4th Quarter November 2, 2014	1st Quarter February 1, 2015	Trailing 12 Months February 1, 2015
Net income (loss)	$(4,905)	$6,089	$14,259	$(320)	$15,123
Add:
Depreciation and amortization	8,941	8,994	9,220	9,731	36,886
Consolidated interest expense, net	3,035	3,142	3,053	3,980	13,210
Provision (benefit) for income taxes	(3,057)	2,837	4,215	(490)	3,505
Restructuring and impairment charges	—	—	—	1,477	1,477
Gain on insurance recovery	(324)	—	—	—	(324)
Secondary offering costs	50	—	—	—	50
Strategic development and acquisition related costs	—	1,486	3,512	1,729	6,727
Fair value adjustments of acquired inventory	—	—	—	583	583
Share-based compensation	2,563	2,404	2,022	2,933	9,922
Adjusted EBITDA	$6,303	$24,952	$36,281	$19,623	$87,159

The following tables reconcile adjusted net income per diluted common share to net income (loss) per diluted common share and adjusted net income applicable to common shares to net income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Net income (loss) per diluted common share, GAAP basis	$0.08	$(0.00)
Restructuring and impairment charges, net of taxes	0.01	0.01
Strategic development and acquisition related costs, net of taxes	0.01	0.01
Asset recovery, net of taxes	(0.00)	—
Gain from bargain purchase	(0.03)	—
Short lived acquisition method fair value adjustments, net of taxes	—	0.01
Adjusted net income per diluted common share	$0.07	$0.03

	Fiscal Three Months Ended
	January 31, 2016	February 1, 2015
Net income (loss) applicable to common shares, GAAP basis	$5,835	$(320)
Restructuring and impairment charges, net of taxes	921	910
Strategic development and acquisition related costs, net of taxes	415	1,065
Asset recovery, net of taxes	(442)	—
Gain from bargain purchase	(1,864)	—
Short lived acquisition method fair value adjustments, net of taxes	—	599
Adjusted net income applicable to common shares	$4,865	$2,254

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2016, we were not involved in any material unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the three months ended January 31, 2016, we completed the acquisition of a manufacturing business in Hamilton, Ontario, Canada for net cash consideration of $2.2 million. There have been no other material changes in our future contractual obligations since the end of fiscal 2015 other than the normal expiration of existing contractual obligations. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 1, 2015 for more information on our contractual obligations. See Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended November 1, 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2018 under either full or modified retrospective adoption. Early application is not permitted. On July 9, 2015, the FASB deferred the effective date by one year. Entities can still adopt the amendments as of the original effective date. ASU 2014-09 is effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $8 million in deferred financing costs as a reduction of the carrying amount of the debt liability.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. ASU 2015-17 is effective for our fiscal year ending October 28, 2018. Early adoption is permitted. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 is effective for our fiscal year ending November 1, 2020, including interim periods within that fiscal year. The guidance requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. Early adoption is permitted. We are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 31, 2016, steel constituted approximately 67% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils(1). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile. Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over the historical five-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

(1)	Galvalume® is a registered trademark of Biec International, Inc.

CRU Steel Price Index North America
CRU Index
250
200
150
100
50
0
Jan-09
Jul-09
Jan-10
Jul-10
Jan-11
Jul-11
Jan-12
Jul-12
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16

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

With steel accounting for approximately 67% of our cost of sales for the fiscal three months ended January 31, 2016, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $1.9 million for the three months ended January 31, 2016, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At January 31, 2016, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At January 31, 2016, we had $184.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.8 million on an annual basis. The fair value of our Credit Agreement, due June 2019, at January 31, 2016 was approximately $182.3 million compared to the face value of $184.1 million. The fair value of our Credit Agreement at November 1, 2015 was approximately $193.7 million compared to the face value of $194.1 million. The fair value of the Notes, due January 2023, at January 31, 2016 was approximately $253.8 million compared to the face value of $250.0 million. The fair value of the Notes at November 1, 2015 was approximately $263.8 million compared to the face value of $250.0 million.

See Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. Net foreign currency re-measurement losses for the three month periods ended January 31, 2016 and February 1, 2015 were $(0.2) million and $(0.9) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income (loss) for the three month periods ended January 31, 2016 and February 1, 2015 were $(0.3) million and $(0.5) million, respectively. The net foreign currency translation adjustments, net of taxes, included in other comprehensive income (loss) for the three month periods ended January 31, 2016 and February 1, 2015 were $(0.3) million and $(0.3) million, respectively.

As a result of the CENTRIA Acquisition, we have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese Yuan. The functional currency for our China operations is the Chinese Yuan. The net foreign currency translation adjustments were insignificant for the three month periods ended January 31, 2016 and February 1, 2015.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 17, which is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended November 1, 2015. The risks disclosed in our Annual Report on Form 10-K and information provided elsewhere in this report, could materially adversely affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company's outstanding common stock. The following table summarizes the stock repurchase activity during the first quarter of fiscal 2016 relating to all the Company's plans and programs and the approximate number and dollar value of shares that may yet be purchased pursuant to our stock repurchase programs (in thousands, except share data):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the 2007 Program(2)	(e) Maximum Dollar Value of Shares that May Yet be Purchased Under the 2016 Program(2)
November 2, 2015 to November 29, 2015	407	$10.90	—	129,218	$—
November 30, 2015 to December 27, 2015	62,555	$12.23	—	129,218	$—
December 28, 2015 to January 31, 2016	385,600	$10.00	385,600	129,218	$46,142
Total	448,562	$10.32	385,600

(1)
The total number of shares purchased includes our common stock repurchased under the programs described below as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock. The required withholding is calculated using the closing sales price on the previous business day prior to the vesting date as reported by the NYSE.

(2)
Our board of directors has authorized stock repurchase programs. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of 0.2 million shares of our common stock. There is no time limit on the duration of the program. At January 31, 2016, there were approximately 0.1 million shares of our common stock remaining authorized for repurchase under this program. At January 31, 2016, approximately $46.1 million remained available for stock repurchases under the program authorized in January 2016.

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

NCI BUILDING SYSTEMS, INC.
(Registrant)

Date: March 9, 2016	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President,
Chief Financial Officer and Treasurer

Index to Exhibits

*†10.1	Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Senior Executive Officers (December 2015 awards)

*†10.2	Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Key Employees (December 2015 awards)

*†10.3	Form of Award Agreement for One-Time Grant of Performance Share Units to Donald R. Riley and John L. Kuzdal (December 2015)

*†10.4	General Form of Award Agreement for Equity Awards (December 2015)

*†10.5	Form of Award Agreement for Director Restricted Stock Units (December 2015)

*†10.6	Form of Award Agreement for Director Stock Options (December 2015)

*†10.7	NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016)

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements