Form 10-Q
period 2016-05-01
NCI BUILDING SYSTEMS INC
filed 2016-06-02
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 1-14315

NCI BUILDING SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	76-0127701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10943 North Sam Houston Parkway West Houston, TX	77064
(Address of principal executive offices)	(Zip Code)

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

Common Stock, $.01 par value - 73,039,779 shares as of May 25, 2016.

i

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	May 1, 2016	November 1, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,916	$99,662
Restricted cash	731	682
Accounts receivable, net	139,603	166,800
Inventories, net	151,477	157,828
Deferred income taxes	28,254	27,390
Income taxes receivable	4,140	—
Prepaid expenses and other	29,229	31,834
Investments in debt and equity securities, at market	5,726	5,890
Assets held for sale	3,378	6,261
Total current assets	440,454	496,347
Property, plant and equipment, net	255,972	257,892
Goodwill	158,106	158,026
Intangible assets, net	151,586	156,395
Other assets	10,624	11,069
Total assets	$1,016,742	$1,079,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,379	$513
Accounts payable	121,284	145,917
Accrued compensation and benefits	53,589	62,200
Accrued interest	6,515	6,389
Accrued income taxes	—	9,296
Other accrued expenses	89,804	97,309
Total current liabilities	272,571	321,624
Long-term debt, net	424,147	444,147
Deferred income taxes	23,573	20,807
Other long-term liabilities	20,945	21,175
Total long-term liabilities	468,665	486,129
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 73,252,869 and 74,529,750 shares issued at May 1, 2016 and November 1, 2015, respectively; 72,939,638 and 74,082,324 shares outstanding at May 1, 2016 and November 1, 2015, respectively	732	745
Additional paid-in capital	630,951	640,767
Accumulated deficit	(345,421)	(353,733)
Accumulated other comprehensive loss, net	(8,129)	(8,280)
Treasury stock, at cost (313,231 and 447,426 shares at May 1, 2016 and November 1, 2015, respectively)	(2,627)	(7,523)
Total stockholders’ equity	275,506	271,976
Total liabilities and stockholders’ equity	$1,016,742	$1,079,729

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Sales	$372,247	$360,147	$742,261	$683,073
Cost of sales	283,799	284,258	564,822	535,045
Gain on sale of assets and asset recovery	(927)	—	(1,652)	—
Gross profit	89,375	75,889	179,091	148,028
Engineering, selling, general and administrative expenses	74,648	73,035	144,498	135,904
Intangible asset amortization	2,405	4,375	4,821	5,868
Strategic development and acquisition related costs	579	628	1,260	2,357
Restructuring and impairment charges	1,149	1,468	2,659	2,945
Income (loss) from operations	10,594	(3,617)	25,853	954
Interest income	52	32	74	39
Interest expense	(7,844)	(8,312)	(15,713)	(12,299)
Foreign exchange gain (loss)	576	(10)	(166)	(1,411)
Gain from bargain purchase	—	—	1,864	—
Other income, net	251	332	62	332
Income (loss) before income taxes	3,629	(11,575)	11,974	(12,385)
Provision (benefit) from income taxes	1,209	(4,087)	3,662	(4,577)
Net income (loss)	$2,420	$(7,488)	$8,312	$(7,808)
Net income allocated to participating securities	(23)	—	(79)	—
Net income (loss) applicable to common shares	$2,397	$(7,488)	$8,233	$(7,808)
Income (loss) per common share:
Basic	$0.03	$(0.10)	$0.11	$(0.11)
Diluted	$0.03	$(0.10)	$0.11	$(0.11)
Weighted average number of common shares outstanding:
Basic	72,352	73,133	72,806	73,102
Diluted	72,886	73,133	73,321	73,102

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Comprehensive income (loss):
Net income (loss)	$2,420	$(7,488)	$8,312	$(7,808)
Other comprehensive income, net of tax:
Foreign exchange translation gain and other, net of taxes(1)	492	264	151	—
Other comprehensive income	492	264	151	—
Comprehensive income (loss)	$2,912	$(7,224)	$8,463	$(7,808)

(1)
Foreign exchange translation gain and other are presented net of taxes of $0 in both the three months ended May 1, 2016 and May 3, 2015, and $0 in both the six months ended May 1, 2016 and May 3, 2015.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,733)	$(8,280)	(447,426)	$(7,523)	$271,976
Treasury stock purchases	—	—	—	—	—	(1,217,682)	(12,381)	(12,381)
Retirement of treasury shares	(1,513,510)	(15)	(17,262)	—	—	1,513,510	17,277	—
Issuance of restricted stock	81,295	—	—	—	—	(161,633)	—	—
Stock options exercised	155,334	2	1,401	—	—	—	—	1,403
Excess tax benefits (shortfalls) from share-based compensation arrangements	—	—	(390)	—	—	—	—	(390)
Foreign exchange translation loss and other, net of taxes	—	—	—	—	151	—	—	151
Deferred compensation obligation	—	—	1,385	—	—	—	—	1,385
Share-based compensation	—	—	5,050	—	—	—	—	5,050
Net income	—	—	—	8,312	—	—	—	8,312
Balance, May 1, 2016	73,252,869	$732	$630,951	$(345,421)	$(8,129)	(313,231)	$(2,627)	$275,506

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	May 1, 2016	May 3, 2015
Cash flows from operating activities:
Net income (loss)	$8,312	$(7,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,512	23,497
Deferred financing cost amortization	954	118
Share-based compensation expense	5,050	5,134
Gain from bargain purchase	(1,864)	—
Gain on sale of assets and asset recovery	(1,652)	(26)
(Recovery of) provision for doubtful accounts	1,898	(129)
Provision for deferred income taxes	1,668	5,506
Excess tax (benefits) shortfalls from share-based compensation arrangements	390	(384)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	25,299	30,268
Inventories	6,555	1,660
Income taxes receivable	(4,140)	(6,373)
Prepaid expenses and other	3,699	(176)
Accounts payable	(24,633)	(25,044)
Accrued expenses	(22,976)	(28,910)
Other, net	(59)	(634)
Net cash provided by (used in) operating activities	20,013	(3,301)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,343)	(247,123)
Capital expenditures	(10,280)	(9,307)
Proceeds from sale of property, plant and equipment	4,663	26
Net cash used in investing activities	(9,960)	(256,404)
Cash flows from financing activities:
Deposit of restricted cash	(49)	—
Proceeds from stock options exercised	1,401	354
Issuance of debt	—	250,000
Payments on term loan	(20,000)	(21,239)
Payments on note payable	(531)	(417)
Payment of financing costs	—	(8,879)
Excess tax benefits (shortfalls) from share-based compensation arrangements	(390)	384
Purchases of treasury stock	(12,381)	(1,539)
Net cash provided by (used in) financing activities	(31,950)	218,664
Effect of exchange rate changes on cash and cash equivalents	151	(334)
Net decrease in cash and cash equivalents	(21,746)	(41,375)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$77,916	$25,276

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2016
(Unaudited)

NOTE 1 — GENERAL INFORMATION

Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and six month periods ended May 1, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2016. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

Stock Ownership

On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement, the CD&R Fund VIII and the Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was later converted to shares of our common stock on May 14, 2013. Also, on October 20, 2009, the Company entered into a Stockholders Agreement with the CD&R Funds. As of May 1, 2016, the CD&R Funds owned 59.2% of the outstanding shares of our common stock. See “Transactions with Related Persons” in our Proxy Statement on Schedule 14A, as filed with the SEC on January 27, 2016, for a description of the rights held by the CD&R Funds under the terms and conditions of the Investment Agreement and the Stockholders Agreement.

NOTE 2 — ACQUISITIONS

Fiscal 2016 acquisition

On November 3, 2015, we acquired manufacturing operations in Hamilton, Ontario, Canada for cash consideration of $2.2 million, net of post-closing working capital adjustments. This business allows us to service customers more competitively within the Canadian and Northeastern United States insulated metal panel (“IMP”) markets. Because the business was acquired from a seller in connection with a divestment required by a regulatory authority, the fair value of net assets acquired exceeded the purchase consideration by $1.9 million, which was recorded as a non-taxable gain from bargain purchase in the unaudited consolidated statements of operations during the first quarter of fiscal 2016.

The fair values of the assets acquired and liabilities assumed as part of this acquisition as of November 3, 2015, as determined in accordance with ASC Topic 805, were as follows (in thousands):

November 3, 2015
Current assets	$307
Property, plant and equipment	4,810
Assets acquired	5,117
Current liabilities assumed	380
Fair value of net assets acquired	4,737
Total cash consideration transferred	2,201
Deferred tax liabilities	672
Gain from bargain purchase	$(1,864)

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

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the six months ended May 1, 2016 and the period from January 16, 2015 to May 3, 2015, CENTRIA contributed revenue of $109.8 million and $61.9 million and operating income (loss) of $3.6 million and $(3.9) million, respectively. CENTRIA is a leader in the design, engineering and manufacturing of architectural IMP wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.

We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. In accordance with ASC Topic 805, the unaudited pro forma financial information presented below for the six month periods ended May 1, 2016 and May 3, 2015 assumes the acquisition was completed on November 4, 2013, the first day of fiscal year 2014.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information includes adjustments for interest expense to match the new capital structure, amortization expense for identified intangibles, and depreciation expense based on the fair value and estimated lives of acquired property, plant and equipment. In addition, acquisition related costs and $16.1 million of transaction costs incurred by the seller are excluded from the unaudited pro forma financial information. The pro forma information does not reflect any expected synergies or expense reductions that may result from the acquisition.

The following table shows our unaudited pro forma financial information for the six month periods ended May 1, 2016 and May 3, 2015 (in thousands, except per share amounts):

	Unaudited Pro Forma
	Fiscal Six Months Ended
	May 1, 2016	May 3, 2015
Sales	$742,261	$727,560
Net income (loss) applicable to common shares	8,233	(8,634)
Income (loss) per common share:
Basic	$0.11	$(0.12)
Diluted	$0.11	$(0.12)

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

(In thousands)	January 16, 2015
Cash	$8,718
Current assets, excluding cash	74,725
Property, plant and equipment	34,127
Intangible assets	128,280
Assets acquired	245,850
Current liabilities	61,869
Other long-term liabilities	8,893
Liabilities assumed	70,762
Fair value of net assets acquired	175,088
Total cash consideration transferred	257,927
Goodwill	$82,839

The amount allocated to intangible assets was attributed to the following categories (in thousands):

		Useful Lives
Backlog	$8,400	9 months
Trade names	13,980	15 years
Customer lists and relationships	105,900	20 years
	$128,280

These intangible assets are amortized on a straight-line basis, which is presented in intangible asset amortization in our consolidated statements of operations. The backlog intangible asset was fully amortized during fiscal 2015. We also recorded a step-up in inventory fair value of approximately $2.4 million in fiscal 2015, which was recognized as an expense in fair value adjustment of acquired inventory in our consolidated statements of operations upon the sale of the related inventory.

The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The intention of this transaction was to strengthen our position as a fully integrated supplier to the nonresidential building products industry, by enhancing our existing portfolio of cold storage and commercial and industrial solutions, expanding our capabilities into high-end insulated metal panels and contributing specialty continuous metal coil coating capabilities. We believe the transaction will result in revenue synergies to our existing businesses, as well as improvements in supply chain efficiency, including alignment of purchase terms and pricing optimization. We include the results of CENTRIA in the metal components segment. Goodwill of $73.6 million and $9.1 million was recorded in our metal components segment and engineered building systems segment, respectively, based on expected synergies pertaining to these segments from the CENTRIA Acquisition. Additionally, because CENTRIA was treated as a partnership for tax purposes, the tax basis of the acquired assets and liabilities has been adjusted to their fair value and goodwill will be deductible for tax purposes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued ASUs 2016-08 and 2016-10 to clarify guidance with respect to principal versus agent considerations, the identification of performance obligations, and licensing. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, and will be adopted using either a full or modified retrospective approach. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for our fiscal year ending October 29, 2017. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statement of cash flows. ASU 2016-09 is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS

As part of the plans developed in the fourth quarter of fiscal 2015 to improve cost efficiency and optimize our combined manufacturing footprint, given the Company’s recent acquisitions and restructuring efforts, we incurred severance related costs of $1.1 million, including $0.1 million and $0.6 million in the engineered building systems segment and metal components segment, respectively, during the three months ended May 1, 2016. These charges include severance related costs associated with the consolidation and closing of two manufacturing facilities in our metal components segment. For the six months ended May 1, 2016, we incurred severance related costs of $2.7 million, including $0.6 million and $0.9 million in the engineered building systems segment and metal components segment, respectively.

The following table summarizes our restructuring plan costs and charges related to the restructuring plan during the three and six months ended May 1, 2016 (in thousands), which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations:

	Fiscal Three Months Ended	Fiscal Six Months Ended
	May 1, 2016	May 1, 2016	Cost Incurred To Date (since inception)	Remaining Anticipated Cost	Total Anticipated Cost
General severance	$1,053	$1,933	$5,820	*	*
Plant closing severance	96	96	1,671	*	*
Asset impairments	—	—	5,844	*	*
Other restructuring costs	—	630	630	*	*
Total restructuring costs	$1,149	$2,659	$13,965	*	*

*
We expect to fully execute our plans in phases over the next 6 months to 30 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans.

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plan from inception through May 1, 2016 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	1,485	96	1,581
Cash payments	(2,277)	(23)	(2,300)
Balance at May 1, 2016	$893	$73	$966

(1)
During the second and fourth quarters of fiscal 2015, we entered into transition and separation agreements with certain executive officers. Each terminated executive officer is entitled to severance benefit payments issuable in two installments. The termination benefits were measured initially at the separation date based on the fair value of the liability as of the termination date and are being recognized ratably over the future service period. Costs incurred during the six months ended May 1, 2016 exclude $0.5 million of amortization expense associated with these termination benefits. Remaining severance costs associated with the executive officers of $0.2 million and $0.1 million will be incurred in the metal components segment and engineered building systems segment, respectively.

NOTE 5 — RESTRICTED CASH

We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of May 1, 2016, we had restricted cash in the amount of approximately $0.7 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See Note 12 — Long-Term Debt and Note Payable for more information on the material terms of our Amended ABL Facility. Restricted cash as of May 1, 2016 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.

NOTE 6 — INVENTORIES

The components of inventory are as follows (in thousands):

	May 1, 2016	November 1, 2015
Raw materials	$104,648	$109,455
Work in process and finished goods	46,829	48,373
Inventories, net	$151,477	$157,828

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

In determining the fair value of the assets less cost to sell, we considered factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The carrying value of assets held for sale (representing idled facilities) was $3.4 million and $6.3 million as of May 1, 2016 and

November 1, 2015, respectively, and these amounts are included in the engineered building systems segment. All of these assets continued to be actively marketed for sale at May 1, 2016.

During the six months ended May 1, 2016, we completed the sale of idled facilities in Lockeford, California and Caryville, Tennessee, along with related equipment, which previously had been classified in assets held for sale. In connection with the sale of these assets, during the three and six months ended May 1, 2016, we received net cash proceeds of $1.6 million and $4.7 million, respectively, and recognized net gains of $0.9 million and $1.7 million, respectively, which are included in gain on sale of assets and asset recovery in the unaudited consolidated statements of operations.

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

NOTE 8 — SHARE-BASED COMPENSATION

Restricted Stock and Performance Awards

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. As of May 1, 2016, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over one to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

In December 2015, we granted long-term incentive awards, with a three-year performance period, to our senior executives (“2015 Executive Awards”). 40% of the value of the long-term incentive awards consists of time-based restricted stock units and 60% of the value of the award consists of PSUs. The restricted stock units are time-vesting based on continued employment, with one-third of the restricted stock units vesting on each of the first, second and third anniversaries of the grant date. The PSUs vest based on the achievement of performance goals and continued employment at the end of the three-year performance period. The PSU performance goals are based on three metrics: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. The number of shares that may be received upon the vesting of the PSUs will depend upon the satisfaction of the performance goals, up to a maximum of 200% of the target number of the PSUs. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by NCI without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control of NCI occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock units are unvested, then all of the executive’s unvested restricted stock units will become vested. If an executive’s employment is terminated for any other reason, the executive’s unvested restricted stock units will be forfeited. If a change in control of NCI occurs prior to the end of the performance period, the restricted stock units fully vest.

The fair value of the 2015 Executive Awards is based on the Company’s stock price as of the grant date. A portion of the compensation cost of the 2015 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the six months ended May 1, 2016 and May 3, 2015, we granted PSUs with a fair value of approximately $5.2 million and $3.7 million, respectively.

The fair value of restricted stock units classified as equity awards is based on the Company’s stock price as of the date of grant. During the six months ended May 1, 2016 and May 3, 2015, we granted time-based restricted stock units with a fair value of $3.9 million, representing 304,064 shares, and $6.5 million, representing 376,955 shares, respectively.

Also, in December 2015, we granted Performance Cash and Share Awards to certain key employees that will be paid 50% in cash and 50% in stock (“2015 Key Employee Awards”). The amount of cash and number of shares that may be received upon the vesting of these awards will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. The 2015 Key Employee Awards vest three years from the grant date and will be earned based on the performance against the pre-established targets for the requisite service period. A key employee’s awards also vest in full upon death, disability or a change of control, and a pro-rated portion of the key employee’s awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2015 Key Employee Awards is based on the Company’s stock price as of the grant date. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. During the six months ended May 1, 2016 and May 3, 2015, we granted awards to key employees with an equity fair value of $2.4 million and $1.5 million and a cash value of $2.1 million and $1.7 million, respectively.

During the six month periods ended May 1, 2016 and May 3, 2015, we also granted 28,535 and 10,543 stock options, respectively. The grant date fair value of options granted during the six month periods ended May 1, 2016 and May 3, 2015 was $5.38 and $7.91, respectively. The Company received cash proceeds of $1.4 million from exercises of 155,334 stock options during the three month period ended May 1, 2016.

During the six month periods ended May 1, 2016 and May 3, 2015, we recorded share-based compensation expense for all awards of $5.1 million and $5.1 million, respectively.

Deferred Compensation

On February 26, 2016, the Company amended its Deferred Compensation Plan (“Plan”), with an effective date of January 31, 2016, to require that amounts deferred into the Company Stock Fund remain invested in the Company Stock Fund until distribution. In accordance with the terms of the Plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we recorded a deferred compensation obligation of $1.4 million related to the Company Stock Fund within equity in additional paid-in capital on the consolidated balance sheet as of May 1, 2016. Additionally, the Company currently holds 144,857 shares in treasury shares, relating to deferred, vested 2012 PSU awards, until participants are eligible to receive benefits under the terms of the plan.

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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Numerator for Basic and Diluted Income (Loss) Per Common Share
Net income (loss)	$2,420	$(7,488)	$8,312	$(7,808)
Less: Net income applicable to participating securities	(23)	—	(79)	—
Net income (loss) applicable to common shares	$2,397	$(7,488)	$8,233	$(7,808)
Denominator for Basic and Diluted Income (Loss) Per Common Share
Weighted average basic number of common shares outstanding	72,352	73,133	72,806	73,102
Common stock equivalents:
Employee stock options	534	—	515	—
Restricted stock units	—	—	—	—
Weighted average diluted number of common shares outstanding	72,886	73,133	73,321	73,102
Basic income (loss) per common share	$0.03	$(0.10)	$0.11	$(0.11)
Diluted income (loss) per common share	$0.03	$(0.10)	$0.11	$(0.11)

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, are treated as a separate class in computing earnings (loss) per share. For the three and six month periods ended May 1, 2016, undistributed earnings attributable to participating securities were approximately $0.1 million and $0.1 million, respectively. There were no amounts attributable to participating securities for the three and six month periods ended May 3, 2015, as the participating securities do not contractually share in net losses.

For the three and six month periods ended May 1, 2016, all PSUs and Performance Share Awards that are contingent upon the achievement of performance targets as described in Note 8 were excluded from the diluted income per common share calculation as the performance targets were not met as of May 1, 2016. Additionally, the number of weighted average options that were not included in the diluted earnings per share calculation because the effect would have been anti-dilutive represented approximately 0.1 million shares. The number of weighted average Performance Share Awards subject to continuing employment representing approximately 0.1 million shares were also determined to be anti-dilutive, and were not included in the diluted income per common share calculation. For the three and six month periods ended May 3, 2015, all outstanding options, PSUs and Performance Share Awards were anti-dilutive and, therefore, not included in the diluted loss per common share calculation.

NOTE 10 — WARRANTY

We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties range from 2 years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses on our consolidated balance sheets.

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	May 1, 2016	May 3, 2015
Beginning balance	$25,669	$23,685
Warranties sold	1,217	1,158
Revenue recognized	(1,421)	(1,432)
Other(1)	—	2,357
Ending balance	$25,465	$25,768

(1)
Represents the fair value of accrued warranty obligations in the amount of $2.4 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for time periods from 5 to 20 years, prorated or non-prorated and on both a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met. The preliminary fair value of the accrued warranty obligations of $2.4 million reported in our quarterly report on Form 10-Q for the period ended May 3, 2015 was subsequently adjusted by $0.8 million to $1.6 million during the measurement period for purchase accounting.

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

CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) and are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of equity mutual funds, international equity mutual funds, bonds, mortgages and other funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”).

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended May 1, 2016				Fiscal Three Months Ended May 3, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Service cost	$—	$34	$8	$42	$—	$42	$8	$50
Interest cost	450	139	65	654	483	165	80	728
Expected return on assets	(475)	(270)	—	(745)	(551)	(311)	—	(862)
Prior service cost amortization	(2)	—	—	(2)	(2)	—	—	(2)
Unrecognized net loss	292	—	—	292	361	—	—	361
Net periodic pension cost	$265	$(97)	$73	$241	$291	$(104)	$88	$275

Funding contributions	$234	$160	$—	$394	$260	$160	$—	$420

	Fiscal Six Months Ended May 1, 2016				Fiscal Six Months Ended May 3, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Service cost	$—	$68	$17	$85	$—	$42	$8	$50
Interest cost	900	278	131	1,309	966	165	80	1,211
Expected return on assets	(950)	(539)	—	(1,489)	(1,102)	(311)	—	(1,413)
Prior service cost amortization	(5)	—	—	(5)	(5)	—	—	(5)
Unrecognized net loss	585	—	—	585	721	—	—	721
Net periodic pension cost	$530	$(193)	$148	$485	$580	$(104)	$88	$564

Funding contributions	$445	$320	$—	$765	$495	$160	$—	$655

We expect to contribute an additional $0.6 million and $0.3 million to the RCC Pension Plan and the CENTRIA Benefit Plans, respectively, for the remainder of fiscal 2016. Currently, our policy is to fund the CENTRIA Benefit Plans and OPEB Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premium cost.

In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The minimum required annual contribution to this plan is $0.3 million and the current contract expires on June 1, 2016, and is expected to be renewed. If we were to withdraw our participation from this multi-employer plan, we would have a complete withdrawal liability of approximately $0.7 million.

NOTE 12 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	May 1, 2016	November 1, 2015
Credit Agreement, due June 2019 (variable interest, at 4.25% on May 1, 2016 and November 1, 2015)	$174,147	$194,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (interest at 4.25% on May 1, 2016 and 4.00% on November 1, 2015)	—	—
Current portion of long-term debt	—	—
Total long-term debt, net	$424,147	$444,147

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

Credit Agreement

The Company’s Credit Agreement provided for a term loan credit facility (“Term Loan”) in an original aggregate principal amount of $250.0 million. The Credit Agreement will mature on June 24, 2019. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Term Loan will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both May 1, 2016 and November 1, 2015, the interest rate on the Term Loan was 4.25%.

During the three and six month periods ended May 1, 2016, the Company made voluntary prepayments of $10.0 million and $20.0 million, respectively, on the outstanding principal amount of the Term Loan.

Amended ABL Facility

The Company’s Asset-Based Lending Facility (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At May 1, 2016 and November 1, 2015, the Company’s excess availability under the Amended ABL Facility was $111.0 million and $131.0 million, respectively. At both May 1, 2016 and November 1, 2015, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at May 1, 2016 and November 1, 2015, standby letters of credit related to certain insurance policies totaling approximately $9.2 million and $8.7 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of May 1, 2016 and November 1, 2015 was $16.6 million and $19.7 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at May 1, 2016 and November 1, 2015, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.59:1.00 and 3.54:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.

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

Debt Covenants

The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. As of May 1, 2016, the Company was in compliance with all covenants that were in effect on such date. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

Deferred Financing Costs

At May 1, 2016 and November 1, 2015, the unamortized balance in deferred financing costs related to the Notes, Credit Agreement and Amended ABL Facility was $10.1 million and $11.1 million, respectively.

Insurance Note Payable

As of May 1, 2016 and November 1, 2015, the Company had an outstanding note payable in the amount of $1.4 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 13 — STOCK REPURCHASE PROGRAM

In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s outstanding common stock, which we expect to fund through existing cash and cash flow generated from operations. Subject to applicable federal securities law, such purchases may occur at times and in amounts that we deem appropriate. During the three and six months ended May 1, 2016, we repurchased 0.7 million shares for $7.4 million and 1.1 million shares for $11.3 million, respectively, under this program.

As of May 1, 2016, approximately $38.7 million remains available for stock repurchases under the plan authorized in January 2016, and approximately 0.1 million shares remain authorized for repurchase under a previous program. The authorized programs have no time limit on their duration, but our Credit Agreement, Amended ABL Facility, and Notes apply certain limitations on our repurchase of shares of our common stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the three and six months ended May 1, 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases on the consolidated statements of stockholders’ equity.

NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of May 1, 2016 and November 1, 2015 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	May 1, 2016		November 1, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$174,147	$172,406	$194,147	$193,662
8.25% senior notes, due January 2023	250,000	267,500	250,000	263,750

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at May 1, 2016 and November 1, 2015

Money market:   Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

Mutual funds:   Mutual funds are valued at the closing price reported in the active market in which the mutual fund is traded.

Assets held for sale:   Assets held for sale are valued based on current market conditions, prices of similar assets in similar condition and expected proceeds from the sale of the assets.

Deferred compensation plan liability:   Deferred compensation plan liability is comprised of phantom investments in the deferred compensation plan and is valued at the closing price reported in the active market in which the money market or mutual fund is traded.

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of May 1, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$566	$—	$—	$566
Mutual funds – Growth	722	—	—	722
Mutual funds – Blend	2,996	—	—	2,996
Mutual funds – Foreign blend	698	—	—	698
Mutual funds – Fixed income	—	692	—	692
Total short-term investments in deferred compensation plan	4,982	692	—	5,674
Total assets	$4,982	$692	$—	$5,674
Liabilities:
Deferred compensation plan liability	$—	$3,594	$—	$3,594
Total liabilities	$—	$3,594	$—	$3,594

(1)
Unrealized holding gains for the three months ended May 1, 2016 and May 3, 2015 were $0.3 million and $0.3 million, respectively. Unrealized holding gains (losses) for the six months ended May 1, 2016 and May 3, 2015 were $(0.1) million and $0.1 million, respectively. These unrealized holding gains (losses) are primarily offset by changes in the deferred compensation plan liability.

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

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of May 1, 2016 and November 1, 2015 (in thousands):

	Level 3
	May 1, 2016	November 1, 2015
Assets:
Assets held for sale(1)	$—	$2,280
Total assets	$—	$2,280

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

The following table represents sales, operating income and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Total sales:
Engineered building systems	$138,023	$143,245	$286,998	$293,045
Metal components	234,637	221,118	464,303	393,907
Metal coil coating	55,178	49,998	106,383	105,608
Intersegment sales	(55,591)	(54,214)	(115,423)	(109,487)
Total sales	$372,247	$360,147	$742,261	$683,073
External sales:
Engineered building systems	$134,454	$138,662	$280,405	$283,156
Metal components	211,661	198,681	414,562	352,709
Metal coil coating	26,132	22,804	47,294	47,208
Total sales	$372,247	$360,147	$742,261	$683,073
Operating income (loss):
Engineered building systems	$7,193	$2,855	$19,655	$11,574
Metal components	17,835	6,941	33,938	15,277
Metal coil coating	4,704	2,397	9,525	6,375
Corporate	(19,138)	(15,810)	(37,265)	(32,272)
Total operating income (loss)	$10,594	$(3,617)	$25,853	$954
Unallocated other expense, net	(6,965)	(7,958)	(13,879)	(13,339)
Income (loss) before income taxes	$3,629	$(11,575)	$11,974	$(12,385)

	May 1, 2016	November 1, 2015
Total assets:
Engineered building systems	$201,416	$218,646
Metal components	638,158	654,762
Metal coil coating	74,489	81,456
Corporate	102,679	124,865
Total assets	$1,016,742	$1,079,729

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

FORWARD LOOKING STATEMENTS

This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the U.S. economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	our ability to generate significant cash flow required to service or refinance our existing debt, including the 8.25% senior notes due 2023, and obtain future financing;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	our ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company’s stock price;

•	dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	our ability to integrate the acquisition of CENTRIA with our business and to realize the anticipated benefits of such acquisition;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

•	timing and amount of our stock repurchases; and

•	other risks detailed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report, including those described under the caption “Risk Factors” in our most recent Annual Report on Form 10-K as filed with the SEC and other risks described in documents subsequently filed by the Company from time to time with the SEC. We expressly disclaim any obligations to release publicly any updates or revisions to these forward-looking statements to reflect any changes in our expectations unless the securities laws require us to do so.

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

Second Fiscal Quarter

Our second quarter results showed meaningful year-over-year improvement in gross margin and Adjusted EBITDA. We continue to focus on growing and integrating insulated panel products into our building and components businesses. We are realizing the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We are also maintaining commercial pricing discipline in an environment of volatile steel prices.

Consolidated revenues increased by approximately 3.4% from the same period in the prior year. The year-over-year improvement was primarily driven by tonnage volume growth, most notably in the metal components and metal coil coating segments. Revenue growth was lower than the underlying increase in volumes due to the pass-through of lower steel costs.

All operating segments achieved underlying gross margin growth through commercial discipline and manufacturing efficiencies. Gross margin in the second quarter increased by 290 basis points to 24.0% of sales from the same period last year. This is the 8th consecutive quarter of meaningful year over year improvement in gross margins. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 20 basis points to 20.1% compared to the same period last year, as we continue to execute on our strategic initiatives.

For market context, reported low-rise nonresidential new construction starts, measured in square feet and comprising buildings of up to five stories, as reported by Dodge Data & Analytics, were down as much as 9% in the first half of our fiscal 2016 as compared to the same period in the prior year. While it is common for the reported new construction starts to be subsequently adjusted upwards, we believe the underlying growth we are achieving is outpacing market activity.

Overall, we delivered adjusted EBITDA and adjusted diluted earnings per share in the 2016 second quarter that meaningfully exceed the prior year’s results. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver top-line growth above nonresidential market growth during fiscal 2016.

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

Dodge Data & Analytics Nonresidential Construction Activity
Square Feet (in millions)
2,000
1,800
1,600
1,400
1,200
1,000
800
600
'67
'69
'71
'73
'75
'77
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15

Source: Dodge

Current market data continues to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as 9% for the first half of our fiscal 2016 as compared to the first half of fiscal 2015. However, leading indicators for low-rise, nonresidential construction activity continue to indicate positive momentum for fiscal year 2016.

The leading indicators that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14 month historical lag for each metric, indicates modest growth of 4%-6% for low-rise new construction starts in fiscal 2016, with the majority of that growth occurring in the second half of our fiscal year.

We normally do not maintain an inventory of steel in excess of our current production requirements. However, from time to time, we may purchase steel in advance of announced steel price increases. We can give no assurance that steel will be readily available or that prices will not continue to be volatile. While most of our sales contracts have escalation clauses that allow us, under certain circumstances, to pass along all or a portion of increases in the price of steel after the date of the contract but prior to delivery. However, for competitive or other reasons, we may not be able to pass such price increases along. If the available supply of steel declines, we could experience price increases that we are not able to pass on to the end users, a deterioration of service from our suppliers or interruptions or delays that may cause us not to meet delivery schedules to our customers. Any of these problems could adversely affect our results of operations and financial condition. For additional discussion, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.”

Restructuring

We have developed plans to improve cost efficiency and optimize our combined manufacturing plant footprint, given the Company’s recent acquisitions and restructuring efforts. During the second quarter of fiscal 2016, we completed the consolidation and closing of two manufacturing facilities in our metal components segment. During the three month period ended May 1, 2016, we incurred severance related charges of $1.1 million associated with restructuring actions, including $0.1 million and $0.6 million associated with our engineered building systems and metal components segments, respectively.

The Company believes that the successful execution of the plans in phases over the next 6 to 30 months will result in annual cost savings ranging between $15.0 million and $20.0 million when completed. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for additional actions associated with the plans. Restructuring charges will be recorded for the plans as they become estimable and probable. See Note 4 in the notes to the unaudited consolidated financial statements for additional information.

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

Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated expenses include interest income, interest expense, strategic development and acquisition related costs and other (expense) income. See Note 15 — Operating Segments in the notes to the unaudited consolidated financial statements for more information on our segments.

The following table represents sales and operating income attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Total sales:
Engineered building systems	$138,023	$143,245	$286,998	$293,045
Metal components	234,637	221,118	464,303	393,907
Metal coil coating	55,178	49,998	106,383	105,608
Intersegment sales	(55,591)	(54,214)	(115,423)	(109,487)
Total sales	$372,247	$360,147	$742,261	$683,073
External sales:
Engineered building systems	$134,454	$138,662	$280,405	$283,156
Metal components	211,661	198,681	414,562	352,709
Metal coil coating	26,132	22,804	47,294	47,208
Total sales	$372,247	$360,147	$742,261	$683,073
Operating income (loss):
Engineered building systems	$7,193	$2,855	$19,655	$11,574
Metal components	17,835	6,941	33,938	15,277
Metal coil coating	4,704	2,397	9,525	6,375
Corporate	(19,138)	(15,810)	(37,265)	(32,272)
Total operating income (loss)	$10,594	$(3,617)	$25,853	$954
Unallocated other expense	(6,965)	(7,958)	(13,879)	(13,339)
Income (loss) before income taxes	$3,629	$(11,575)	$11,974	$(12,385)

FISCAL THREE MONTHS ENDED MAY 1, 2016 COMPARED TO FISCAL THREE MONTHS ENDED MAY 3, 2015

Consolidated sales increased by 3.4%, or $12.1 million for the three months ended May 1, 2016, compared to the three months ended May 3, 2015. All operating segments had higher total tonnage volume during the current period, especially in our metal components and metal coil coating segments. The increase related to higher tonnage volumes was partially offset by the pass-through of lower steel costs.

Consolidated cost of sales decreased by 0.2%, or $0.5 million for the three months ended May 1, 2016, compared to the three months ended May 3, 2015. The impact of lower materials costs, primarily from lower steel prices, was partially offset by higher tonnage volume.

Gross margin percentage was 24.0% for the three months ended May 1, 2016, compared to 21.1% for the same period in the prior year. The increase in gross margin was the result of higher tonnage volume, favorable sales mix, and continued focus on value-oriented commercial sales discipline. We also recognized a $0.9 million gain on the sale of the Caryville facility during the current period.

Engineered building systems sales decreased to $138.0 million in the three months ended May 1, 2016, compared to $143.2 million in the same period in the prior year. Sales to third parties for the three months ended May 1, 2016 decreased by $4.2 million to $134.5 million from $138.7 million in the same period in the prior year, primarily due to the pass-through of lower steel costs, partially offset by higher tonnage volume. Engineered building systems third-party sales accounted for 36.1% of total consolidated third-party sales in the three months ended May 1, 2016, compared to 38.5% in the three months ended May 3, 2015.

Operating income of the engineered building systems segment increased to $7.2 million in the three months ended May 1, 2016, compared to $2.9 million in the same period in the prior year. This $4.3 million increase resulted from commercial discipline as well as supply chain management and manufacturing efficiencies.

Metal components sales increased by 6.1%, or $13.5 million, to $234.6 million in the three months ended May 1, 2016, compared to $221.1 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume from substantially all divisions within the segment. Sales to third parties for the three months ended May 1, 2016 increased by $13.0 million to $211.7 million from $198.7 million in the same period in the prior year. Metal components third-party sales accounted for 56.9% of total consolidated third-party sales in the three months ended May 1, 2016, compared to 55.2% in the three months ended May 3, 2015.

Operating income of the metal components segment increased to $17.8 million in the three months ended May 1, 2016, compared to $6.9 million in the same period in the prior year. The $10.9 million increase was driven primarily by the increased sales discussed above, and from a combined benefit of effective supply chain management and commercial discipline, as well as greater efficiencies resulting from our manufacturing reorganization.

Metal coil coating sales increased by 10.4%, or $5.2 million, to $55.2 million in the three months ended May 1, 2016, compared to $50.0 million in the same period in the prior year. Sales to third parties for the three months ended May 1, 2016 increased by $3.3 million to $26.1 million from $22.8 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal coil coating third-party sales accounted for 7.0% of total consolidated third-party sales in the three months ended May 1, 2016, compared to 6.3% in the three months ended May 3, 2015.

Operating income of the metal coil coating segment increased to $4.7 million in the three months ended May 1, 2016, compared to $2.4 million in the same period in the prior year. The $2.3 million increase was primarily due to the increase in sales as noted above as well as manufacturing efficiencies.

Consolidated engineering, selling, general and administrative expenses increased to $74.6 million in the three months ended May 1, 2016, compared to $73.0 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 20.1% for the three months ended May 1, 2016, as compared to 20.3% for the three months ended May 3, 2015. The $1.6 million increase was primarily due to increased tonnage volume and higher incentive compensation costs from overall improvement in operating results during the current period, offset by lower costs from efficiencies and the execution of strategic initiatives.

Consolidated intangible amortization decreased to $2.4 million in the three months ended May 1, 2016, compared to $4.4 million in the same period in the prior year. The prior period amount included short-lived intangible assets from the CENTRIA Acquisition that have since been fully amortized.

Consolidated strategic development and acquisition related costs for the three months ended May 1, 2016 were $0.6 million, compared to $0.6 million for the three months ended May 3, 2015. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets. Costs incurred during the three months ended May 3, 2015 were primarily related to the CENTRIA Acquisition.

Consolidated restructuring and impairment charges for the three months ended May 1, 2016 were $1.1 million. These charges relate to our efforts to further streamline our management, our engineering and drafting activities, and our manufacturing structure, which included the closure of two manufacturing facilities. Restructuring charges for the three months ended May 3, 2015 were $1.5 million, primarily related to actions taken in an effort to streamline our management and manufacturing structure to better serve our customers.

Consolidated interest expense decreased to $7.8 million for the three months ended May 1, 2016, compared to $8.3 million for the same period of the prior year. The decrease in interest expense was due to a lower outstanding principal balance on the Company’s Term Loan resulting from voluntary principal prepayments made during the latter half of fiscal 2015 and the first half of fiscal 2016.

Consolidated foreign exchange gain (loss) for the three months ended May 1, 2016 was a $0.6 million gain, compared to a $0.0 million loss for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar. The U.S. dollar weakened against those currencies in the current period.

Consolidated provision for income taxes was $1.2 million for the three months ended May 1, 2016, compared to a benefit of $4.1 million for the same period in the prior year. The effective tax rate for the three months ended May 1, 2016 was 33.3%, compared to 35.3% for the same period in the prior year, resulting from pre-tax income in the current period, the benefit related to the non-taxable gain from bargain purchase associated with the acquisition of the Hamilton operations, and the benefit related to the research and development credit for fiscal year 2016 that was permanently extended by the Protecting Americans from Tax Hikes Act of 2015.

FISCAL SIX MONTHS ENDED MAY 1, 2016 COMPARED TO FISCAL SIX MONTHS ENDED MAY 3, 2015

Consolidated sales increased by 8.7%, or $59.2 million, for the six months ended May 1, 2016, compared to the six months ended May 3, 2015. CENTRIA contributed an incremental $47.9 million of external sales during the six months ended May 1, 2016. All operating segments had higher total tonnage volume during the current period, especially from our legacy single-skin products; however, this increase was partially offset by the impact of lower steel prices in the current period.

Consolidated cost of sales increased by 5.6%, or $29.8 million, for the six months ended May 1, 2016, compared to the six months ended May 3, 2015. This increase resulted in part from the inclusion of CENTRIA in the full current period, which contributed an incremental $35.3 million of cost of sales during the six months ended May 1, 2016. The impact of lower materials costs, primarily from lower steel prices, was partially offset by higher tonnage volume.

Gross margin was 24.1% for the six months ended May 1, 2016, compared to 21.7% for the same period in the prior year. The increase in gross margin was the result of commercial discipline in all operating segments; higher margin product mix in our metal components and metal coil coating segments, especially from insulated metal panel products and the inclusion of CENTRIA in the full current period, and lower materials costs. We also recognized a $0.7 million gain on the sale (asset recovery) of the Lockeford facility and $0.9 million gain on the sale of the Caryville facility during the current period.

Engineered building systems sales were lower in the six months ended May 1, 2016, with total sales of $287.0 million, compared to $293.0 million in the same period in the prior year. Sales to third parties for the six months ended May 1, 2016 decreased by $2.8 million to $280.4 million from $283.2 million in the same period in the prior year, primarily due to the pass-through of lower steel prices, partially offset by higher tonnage volume. Engineered building systems third-party sales accounted for 37.8% of total consolidated third-party sales in the six months ended May 1, 2016, compared to 41.5% in the six months ended May 3, 2015.

Operating income of the engineered building systems segment increased to $19.7 million in the six months ended May 1, 2016, compared to $11.6 million in the same period in the prior year. This $8.1 million increase was driven by improvements in commercial discipline, supply chain management and manufacturing efficiencies. We also realized a $0.7 million gain on the sale (asset recovery) of the Lockeford facility and $0.9 million gain on the sale of the Caryville facility during the current period.

Metal components sales increased by 17.9%, or $70.4 million, to $464.3 million in the six months ended May 1, 2016, compared to $393.9 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA in the full current period, which contributed an incremental $47.9 million of external sales during the six months ended May 1, 2016. This increase was also due to higher tonnage volume of legacy single skin products as well as combined benefits from effective supply chain management and the manufacturing reorganization, partially offset by the pass-through of lower steel prices. Sales to third parties for the six months ended May 1, 2016 increased by $61.9 million to $414.6 million from $352.7 million in the same period in the prior year. Metal components third-party sales accounted for 55.9% of total consolidated third-party sales in the six months ended May 1, 2016, compared to 51.6% in the six months ended May 3, 2015.

Operating income of the metal components segment increased to $33.9 million in the six months ended May 1, 2016, compared to $15.3 million in the same period in the prior year. The $18.6 million increase was driven by the increased sales discussed above, as well as improved product mix, primarily from our insulated metal panel products, and manufacturing efficiencies. CENTRIA contributed an incremental $7.5 million in operating income for the six months ended May 1, 2016.

Metal coil coating sales increased by 0.7%, or $0.8 million, to $106.4 million in the six months ended May 1, 2016, compared to $105.6 million in the same period in the prior year. Sales to third parties for the six months ended May 1, 2016 increased by $0.1 million to $47.3 million from $47.2 million in the same period in the prior year, primarily as a result of an increase in tonnage volume, partially offset by lower steel prices. Metal coil coating third-party sales accounted for 6.4% of total consolidated third-party sales in the six months ended May 1, 2016, compared to 6.9% in the six months ended May 3, 2015.

Operating income of the metal coil coating segment increased to $9.5 million in the six months ended May 1, 2016, compared to $6.4 million in the same period in the prior year. The $3.1 million increase was primarily due to higher revenue discussed above and lower materials costs, along with manufacturing efficiencies.

Consolidated engineering, selling, general and administrative expenses increased to $144.5 million in the six months ended May 1, 2016, compared to $135.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 19.5% for the six months ended May 1, 2016, as compared to 19.9% for the six months ended May 3, 2015. The $8.6 million increase was partially due to the inclusion of CENTRIA in the full current period, which contributed an incremental $6.1 million of engineering, selling, general and administrative costs during the six months ended

May 1, 2016, and was also due to increased tonnage volume and higher incentive compensation costs from overall improvement in operating results during the current period, offset by lower costs from operational efficiencies and the execution of strategic initiatives.

Consolidated intangible amortization decreased to $4.8 million in the six months ended May 1, 2016, compared to $5.9 million in the same period in the prior year. This decrease is directly related to the valuation of intangible assets acquired in the CENTRIA Acquisition in January 2015. The prior period amount included short-lived intangible assets from the Acquisition that have since been fully amortized.

Consolidated strategic development and acquisition related costs for the six months ended May 1, 2016 were $1.3 million, compared to $2.4 million for the six months ended May 3, 2015. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets. Costs incurred during the six months ended May 3, 2015 were primarily related to the CENTRIA Acquisition.

Consolidated restructuring and impairment charges for the six months ended May 1, 2016 and May 3, 2015 were $2.7 million and $2.9 million, respectively. These charges relate to our efforts to streamline our management and engineering and drafting activities as well as to optimize our overall manufacturing structure and footprint.

Consolidated interest expense increased to $15.7 million for the six months ended May 1, 2016, compared to $12.3 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense. This increase was partially offset by lower interest expense on our Credit Agreement due to voluntary principal prepayments the Company made during the latter half of fiscal 2015 and first half of fiscal 2016.

Consolidated foreign exchange gain (loss) decreased to a $0.2 million loss for the six months ended May 1, 2016, compared to a $1.4 million loss for the same period of the prior year, due to the weakening of the U.S. dollar against the Mexican peso and Canadian dollar in the current period.

Consolidated gain from bargain purchase was $1.9 million for the six months ended May 1, 2016, which resulted from the acquisition of manufacturing operations in Hamilton, Ontario, Canada during the first quarter of fiscal 2016. The fair value of the net assets acquired exceeded the purchase consideration. There was no corresponding amount recorded for the six months ended May 3, 2015.

Consolidated provision for income taxes was $3.7 million for the six months ended May 1, 2016, compared to a benefit of $4.6 million for the same period in the prior year. The effective tax rate for the six months ended May 1, 2016 was 30.6%, compared to 37.0% for the same period in the prior year, resulting from pre-tax income in the current period, the benefit related to the non-taxable gain from bargain purchase associated with the acquisition of the Hamilton operations, and the benefit related to the research and development credit for fiscal year 2016 that was permanently extended by the Protecting Americans from Tax Hikes Act of 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents decreased from $99.7 million as of November 1, 2015 to $77.9 million as of May 1, 2016. The following table summarizes our consolidated cash flows for the six months ended May 1, 2016 and May 3, 2015 (dollars in thousands):

	Fiscal Six Months Ended
	May 1, 2016	May 3, 2015
Net cash provided by (used in) operating activities	$20,013	$(3,301)
Net cash used in investing activities	(9,960)	(256,404)
Net cash provided by (used in) financing activities	(31,950)	218,664
Effect of exchange rate changes on cash and cash equivalents	151	(334)
Net decrease in cash and cash equivalents	(21,746)	(41,375)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$77,916	$25,276

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

Net cash provided by operating activities was $20.0 million during the six months ended May 1, 2016 compared to $3.3 million of net cash used in operating activities in the comparable period of fiscal 2015. The net cash provided in the current period was primarily a result of net income of $8.3 million in the six months ended May 1, 2016, compared to net loss of $7.8 million in the same period of fiscal 2015. Our primary use of cash in operating activities was for working capital.

Cash provided by accounts receivable decreased by $5.0 million to $25.3 million for the six months ended May 1, 2016 from $30.3 million for the six months ended May 3, 2015. Our days sales outstanding as of May 1, 2016 and May 3, 2015 were 33.7 days and 36.5 days, respectively.

For the six months ended May 1, 2016, the change in cash relating to inventory was $4.9 million and resulted partially from lower steel prices during the period compared to the same period in the prior year. Our days inventory on-hand decreased to 48.4 days as of May 1, 2016 from 52.8 days as of May 3, 2015.

Cash used in accounts payable decreased by $0.4 million for the six months ended May 1, 2016 compared to the six months ended May 3, 2015. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of May 1, 2016 decreased to 35.6 days from 36.2 days as of May 3, 2015.

Investing Activities

Net cash used in investing activities decreased during the six months ended May 1, 2016 to $10.0 million from $256.4 million in the comparable period in the prior year. The decrease in cash used is primarily attributable to the CENTRIA Acquisition in the six months ended May 3, 2015. In the six months ended May 1, 2016, $10.3 million in cash was used for capital expenditures, $2.1 million was used for the final payment of the post-close working capital adjustment related to the CENTRIA Acquisition, and $2.2 million was used for the acquisition of the Hamilton operations. Additionally, we sold assets that had been classified as held for sale for $4.7 million.

Financing Activities

Net cash used in financing activities was $32.0 million during the six months ended May 1, 2016 compared to $218.7 million of cash provided by financing activities in the comparable prior year period. During the six months ended May 1, 2016, we used $11.3 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in January 2016, $1.1 million for purchases of shares related to restricted stock that was withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards, and $20.0 million to make voluntary principal prepayments on borrowings under our Credit Agreement. We received $1.4 million in cash proceeds from exercises of stock options. During the six months ended May 3, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, partially offset by $8.9 million of payments for financing costs, $21.2 million of payments on our term loan and $1.5 million in purchases of our common stock.

We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

Debt

As of May 1, 2016, we had an aggregate principal amount of $424.1 million of outstanding indebtedness, comprising $174.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $111.0 million as of May 1, 2016. In addition, standby letters of credit related to certain insurance policies totaling approximately $9.2 million were outstanding but undrawn under the Amended ABL Facility. At May 1, 2016, we had no revolving loans outstanding under the Amended ABL Facility.

For additional information, see Note 12 in the notes to the unaudited consolidated financial statements.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $111.0 million available at May 1, 2016 and $77.9 million of cash as of May 1, 2016.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $27 million and $30 million for fiscal 2016 and expansion when needed.

From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s outstanding common stock. We expect to fund purchases under this program through existing cash and cash flow generated from operations. During the six months ended May 1, 2016, we repurchased 1.1 million shares for $11.3 million under the stock repurchase program. The timing and method of any additional repurchases will depend on a variety of factors, including applicable securities laws and market conditions, and are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the six months ended May 1, 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

The Company may repurchase, redeem or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding on its consolidated balance sheets.

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

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Three Months Ended May 1, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,193	$17,835	$4,704	$(19,138)	$10,594
Restructuring and impairment charges	149	608	39	353	1,149
Strategic development and acquisition related costs	—	28	—	551	579
Gain on sale of assets and asset recovery	(927)	—	—	—	(927)
Adjusted operating income (loss)	$6,415	$18,471	$4,743	$(18,234)	$11,395

	Three Months Ended May 3, 2015
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$2,855	$6,941	$2,397	$(15,810)	$(3,617)
Restructuring and impairment charges	792	629	254	(207)	1,468
Strategic development and acquisition related costs	—	—	—	628	628
Short lived acquisition method fair value adjustments	—	3,109	—	—	3,109
Adjusted operating income (loss)	$3,647	$10,679	$2,651	$(15,389)	$1,588

	Six Months Ended May 1, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$19,655	$33,938	$9,525	$(37,265)	$25,853
Restructuring and impairment charges	649	889	39	1,082	2,659
Strategic development and acquisition related costs	—	400	—	860	1,260
Gain on sale of assets and asset recovery	(1,652)	—	—	—	(1,652)
Adjusted operating income (loss)	$18,652	$35,227	$9,564	$(35,323)	$28,120

	Six Months Ended May 3, 2015
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$11,574	$15,277	$6,375	$(32,272)	$954
Restructuring and impairment charges	1,661	1,237	254	(207)	2,945
Strategic development and acquisition related costs	—	—	—	2,357	2,357
Short lived acquisition method fair value adjustments	—	4,081	—	—	4,081
Adjusted operating income (loss)	$13,235	$20,595	$6,629	$(30,122)	$10,337

 The following tables reconcile adjusted EBITDA to net income (loss) for the periods indicated (in thousands):

	3rd Quarter August 2, 2015	4th Quarter November 1, 2015	1st Quarter January 31, 2016	2nd Quarter May 1, 2016	Trailing 12 Months May 1, 2016
Net income (loss)	$7,220	$18,407	$5,892	$2,420	$33,939
Add:
Depreciation and amortization	14,541	13,354	10,747	10,765	49,407
Consolidated interest expense, net	8,135	7,993	7,847	7,792	31,767
Provision (benefit) for income taxes	3,520	10,029	2,453	1,209	17,211
Restructuring and impairment charges	504	7,611	1,510	1,149	10,774
Gain from bargain purchase	—	—	(1,864)	—	(1,864)
Strategic development and acquisition related costs	701	1,143	681	579	3,104
Gain on legal settlements	—	(3,765)	—	—	(3,765)
Fair value adjustments of acquired inventory	1,000	—	—	—	1,000
Share-based compensation	2,568	1,677	2,582	2,468	9,295
Gain on sale of assets and asset recovery	—	—	(725)	(927)	(1,652)
Adjusted EBITDA	$38,189	$56,449	$29,123	$25,455	$149,216

	3rd Quarter August 3, 2014	4th Quarter November 2, 2014	1st Quarter February 1, 2015	2nd Quarter May 3, 2015	Trailing 12 Months May 3, 2015
Net income (loss)	$6,089	$14,259	$(320)	$(7,488)	$12,540
Add:
Depreciation and amortization	8,994	9,220	9,731	13,766	41,711
Consolidated interest expense, net	3,142	3,053	3,980	8,280	18,455
Provision (benefit) for income taxes	2,837	4,215	(490)	(4,087)	2,475
Restructuring and impairment charges	—	—	1,477	1,759	3,236
Strategic development and acquisition related costs	1,486	3,512	1,729	628	7,355
Fair value adjustments of acquired inventory	—	—	583	775	1,358
Share-based compensation	2,404	2,022	2,933	2,201	9,560
Adjusted EBITDA	$24,952	$36,281	$19,623	$15,834	$96,690

The following tables reconcile adjusted net income (loss) per diluted common share to net income (loss) per diluted common share and adjusted net income (loss) applicable to common shares to net income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net income (loss) per diluted common share, GAAP basis	$0.03	$(0.10)	$0.11	$(0.11)
Restructuring and impairment charges	0.02	0.02	0.04	0.04
Strategic development and acquisition related costs	0.01	0.01	0.02	0.03
Gain on sale of assets and asset recovery	(0.01)	—	(0.02)	—
Gain from bargain purchase	—	—	(0.03)	—
Short lived acquisition method fair value adjustments	—	0.04	—	0.06
Tax effect of applicable non-GAAP adjustments(1)	$(0.01)	$(0.03)	$(0.01)	$(0.05)
Adjusted net income (loss) per diluted common share	$0.04	$(0.06)	$0.11	$(0.03)

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

	Fiscal Three Months Ended		Fiscal Six Months Ended
	May 1, 2016	May 3, 2015	May 1, 2016	May 3, 2015
Net income (loss) applicable to common shares, GAAP basis	$2,397	$(7,488)	$8,233	$(7,808)
Restructuring and impairment charges	1,149	1,468	2,659	2,945
Strategic development and acquisition related costs	579	628	1,260	2,357
Gain on sale of assets and asset recovery	(927)	—	(1,652)	—
Gain from bargain purchase	—	—	(1,864)	—
Short lived acquisition method fair value adjustments	—	3,109	—	4,081
Tax effect of applicable non-GAAP adjustments(1)	$(312)	$(1,999)	$(884)	$(3,603)
Adjusted net income (loss) applicable to common shares	$2,886	$(4,282)	$7,752	$(2,028)

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of May 1, 2016, we were not involved in any material unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the six months ended May 1, 2016, we completed the acquisition of a manufacturing business in Hamilton, Ontario, Canada for net cash consideration of $2.2 million. There have been no other material changes in our future contractual obligations since the end of fiscal 2015 other than the normal expiration of existing contractual obligations. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 1, 2015 for more information on our contractual obligations. See Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has also issued ASUs 2016-08 and 2016-10 to clarify guidance with respect to principal versus agent considerations, the identification of performance obligations, and licensing. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, and will be adopted using either a full or modified retrospective approach. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for our fiscal year ending October 29, 2017. We are currently assessing the impact of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify certain aspects of the accounting for share-based payment award transactions, including income tax effects when awards vest or settle, repurchase of employees’ shares to satisfy statutory tax withholding obligations, an option to account for forfeitures as they occur, and classification of certain amounts on the statement of cash flows. ASU 2016-09 is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended May 1, 2016, steel constituted approximately 67% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils(1). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile. Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over a historical seven-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

(1)	Galvalume® is a registered trademark of Biec International, Inc.

CRU Steel Price Index North America
CRU Index
250
200
150
100
50
-
Jan-09
Apr-09
Jul-09
Oct-09
Jan-10
Apr-10
Jul-10
Oct-10
Jan-11
Apr-11
Jul-11
Oct-11
Jan-12
Apr-12
Jul-12
Oct-12
Jan-13
Apr-13
Jul-13
Oct-13
Jan-14
Apr-14
Jul-14
Oct-14
Jan-15
Apr-15
Jul-15
Oct-15
Jan-16
Apr-16

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

With steel accounting for approximately 67% of our cost of sales for the fiscal six months ended May 1, 2016, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $3.8 million for the six months ended May 1, 2016, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At May 1, 2016, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At May 1, 2016, we had $174.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.7 million on an annual basis. The fair value of our Credit Agreement at May 1, 2016 was approximately $172.4 million compared to the face value of $174.1 million. The fair value of our Credit Agreement at November 1, 2015 was approximately $193.7 million compared to the face value of $194.1 million. The fair value of the Notes at May 1, 2016 was approximately $267.5 million compared to the face value of $250.0 million. The fair value of the Notes at November 1, 2015 was approximately $263.8 million compared to the face value of $250.0 million.

See Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. The net foreign currency re-measurement gain (loss) for the three month periods ended May 1, 2016 and May 3, 2015 was $0.0 million and $(0.3) million, respectively. The net foreign currency re-measurement gain (loss) for the six month periods ended May 1, 2016 and May 3, 2015 was $(0.2) million and $(1.2) million respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three month periods ended May 1, 2016 and May 3, 2015 was $0.6 million and $0.3 million, respectively. The net foreign currency exchange gain (loss) included in net income (loss) for the six month periods ended May 1, 2016 and May 3, 2015 was $0.0 million and $(0.3) million, respectively. The net foreign currency translation gain, net of taxes, included in other comprehensive income (loss) for the three month periods ended May 1, 2016 and May 3, 2015 was $0.5 million and $0.3 million, respectively. The net foreign currency translation adjustment gain, net of taxes, included in other comprehensive income (loss) for the six month periods ended May 1, 2016 and May 3, 2015 was $0.2 million and insignificant, respectively.

As a result of the CENTRIA Acquisition, we have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and six month periods ended May 1, 2016 and May 3, 2015.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of May 1, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the stock repurchase activity during the second quarter of fiscal 2016 relating to all the Company’s plans and programs and the approximate number and dollar value of shares that may yet be purchased pursuant to our stock repurchase programs (in thousands, except share data):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the 2007 Program(2)	(e) Maximum Dollar Value of Shares that May Yet be Purchased Under the 2016 Program(2)
February 1, 2016 to February 28, 2016	727,400	$9.91	727,400	129,218	$38,936
February 29, 2016 to March 27, 2016	18,122	$10.99	17,950	129,218	$38,739
March 28, 2016 to May 1, 2016	23,598	$14.94	—	129,218	$38,739
Total	769,120	$10.09	745,350

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

(2)
Our board of directors has authorized stock repurchase programs. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of 0.2 million shares of our common stock. There is no time limit on the duration of the program. At May 1, 2016, there were approximately 0.1 million shares of our common stock remaining authorized for repurchase under this program. On January 20, 2016, we publicly announced that our board of directors authorized the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. Under this repurchase program, the Company is authorized to repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations. There is no time limit on the duration of the program. At May 1, 2016, approximately $38.7 million remained available for stock repurchases under the program authorized in January 2016.

Item 5. Other Information.

Rule 10b5-1 Trading Plan

The Company expects that Norman C. Chambers, Chairman and Chief Executive Officer, will execute a written trading plan pursuant to Rule 10b5-1 of the Exchange Act, as amended, pursuant to which he may sell up to 609,137 shares of the Company’s common stock upon the exercise of outstanding stock options.

Entry into Amended and Restated Employment Agreements and Related Amendment to Norman C. Chambers’ Employment Agreement

On June 1, 2016, in connection with its periodic and ongoing corporate governance review of the compensation and benefit programs of the Company, the Compensation Committee of the Board of Directors (the “Board”) of the Company approved the Company’s entry into employment agreements (the “Employment Agreements”) with its named executive officers who are actively employed, other than Norman C. Chambers, its Chairman and Chief Executive Officer. The Employment Agreements to which these covered executives will become parties will amend and restate and/or supersede these executives’ current employment agreements and offer letters with the Company.

The term of the Employment Agreements runs for a period of two years, subject to automatic one-year extensions thereafter, unless either party gives notice of non-renewal. The Employment Agreements specify the covered executives’ position(s) and general duties with the Company during their term of employment. In addition, the Employment Agreements provide the covered executives with an annual base salary and a right to participate while employed in the Company’s senior executive bonus plan(s) and employee benefit plans. The Employment Agreements also include customary restrictive covenants during the covered executives’ term of employment and for a period of one year thereafter.

The Employment Agreements also provide for severance payments and termination benefits upon a future termination of the executive’s employment by the Company without “cause” or by the executive for “good reason” (each, a “Qualifying Termination”), both prior to and following a change in control of the Company. Where a Qualifying Termination occurs other than in connection with a change in control of the Company, the Employment Agreements provide for (1) payment of one times the executive’s then-current base salary, payable in equal installments on regular payroll dates over the course of the one year period immediately following the date of termination, (2) a pro-rated annual bonus based on actual performance and (3) twelve months of continued COBRA coverage. Where a Qualifying Termination occurs in connection with a change in control of the Company, the Employment Agreements provide for (1) the same cash severance payment as is payable upon a Qualifying Termination prior to a change in control (except that, to the maximum extent practicable, such payment is to be made in a lump-sum), (2) an additional lump-sum cash severance payment in an amount equal to the sum of (x) one times the executive’s then-current base salary and (y) two times the executive’s target annual bonus for the fiscal year in which the termination occurs, (3) a pro-rated annual bonus payment based on actual performance and (4) an additional six months of continued COBRA coverage. The definition of “change in control” will be the same as is described below (see “Amendment to the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan”), and, by entry into the Employment Agreements, the covered executives will agree that the new definition will apply to all of their compensation and benefits for which the definition of “change in control” is relevant (including existing equity awards).

In addition, in connection with the Compensation Committee’s approval of the Employment Agreements, the Compensation Committee has approved the Company’s entry into an amendment to Norman C. Chambers’ employment agreement. This amendment generally modifies the amount of Mr. Chambers’ severance payments following a change in control so as to conform such severance payments and the definition of “change in control” to the Employment Agreements.

Amendment to the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan

In connection with the Compensation Committee’s approval of the Employment Agreements, the Compensation Committee has also amended the definition of “Change in Control” under the Company’s 2003 Long-Term Stock Incentive Plan (As Amended and Restated Effective October 16, 2012) (the “Incentive Plan”) for awards granted on or after the effective date of the amendment. Except as otherwise described herein or with participant consent, awards granted prior to the effective date of the amendment will be subject to the existing definition of Change in Control under the Incentive Plan. The new definition of Change in Control will be the same as that found in the Employment Agreements and is the same as currently in use under the Incentive Plan, with the following modifications:

•
The percentage of stock acquired by a third party that would result in a Change in Control has been increased from 20% to 25%. Stock acquisitions by a third party that currently owns in excess of such percentage, or acquisitions that are inadvertent or not intended to effect a Change in Control, do not result in a Change in Control. A related element of the definition addressing stock acquisitions in a tender or exchange offer has been conformed to this percentage.

•
The element of the definition under which a Change in Control will occur if a majority of the Board is replaced has been amended such that a Change in Control will not occur if the replacement Board members are approved by the directors then serving on the Board (excluding new Board members arising from a proxy contest or a contested Board election).

•
If a merger occurs, a Change in Control will occur unless both (1) the pre-transaction Company stockholders hold a majority of the post-transaction shares in substantially the same proportion as in effect immediately prior to such transaction and (2) pre-transaction Board members comprise a majority of the post-transaction board of directors.

The description of the Employment Agreements and the amendment to the Incentive Plan does not purport to be complete and each Employment Agreement and the Incentive Plan amendment are subject to, and qualified in their entirety by, the complete text thereof, copies of which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending July 31, 2016.

Item 6. Exhibits.

Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Index to Exhibits immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NCI BUILDING SYSTEMS, INC.

Date: June 1, 2016	By:	/s/ Mark E. Johnson
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