Form 10-Q
period 2016-07-31
NCI BUILDING SYSTEMS INC
filed 2016-08-31
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

Common Stock, $.01 par value - 71,230,961 shares as of August 25, 2016.

i

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements.

NCI BUILDING SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31, 2016	November 1, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,710	$99,662
Restricted cash	726	682
Accounts receivable, net	175,387	166,800
Inventories, net	183,340	157,828
Deferred income taxes	31,404	27,390
Prepaid expenses and other	38,346	31,834
Investments in debt and equity securities, at market	5,885	5,890
Assets held for sale	4,256	6,261
Total current assets	490,054	496,347
Property, plant and equipment, net	244,347	257,892
Goodwill	158,106	158,026
Intangible assets, net	149,181	156,395
Other assets	10,131	11,069
Total assets	$1,051,819	$1,079,729
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$919	$513
Accounts payable	146,417	145,917
Accrued compensation and benefits	65,919	62,200
Accrued interest	1,486	6,389
Accrued income taxes	5,374	9,296
Other accrued expenses	103,593	97,309
Total current liabilities	323,708	321,624
Long-term debt, net	414,147	444,147
Deferred income taxes	24,332	20,807
Other long-term liabilities	21,063	21,175
Total long-term liabilities	459,542	486,129
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 71,545,242 and 74,529,750 shares issued at July 31, 2016 and November 1, 2015, respectively; 71,230,961 and 74,082,324 shares outstanding at July 31, 2016 and November 1, 2015, respectively	715	745
Additional paid-in capital	600,538	640,767
Accumulated deficit	(321,707)	(353,733)
Accumulated other comprehensive loss, net	(8,330)	(8,280)
Treasury stock, at cost (314,281 and 447,426 shares at July 31, 2016 and November 1, 2015, respectively)	(2,647)	(7,523)
Total stockholders’ equity	268,569	271,976
Total liabilities and stockholders’ equity	$1,051,819	$1,079,729

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Sales	$462,353	$420,789	$1,204,614	$1,103,862
Cost of sales	334,454	319,102	899,277	852,789
Fair value adjustment of acquired inventory	—	1,000	—	2,358
Gain on sale of assets and asset recovery	(52)	—	(1,704)	—
Gross profit	127,951	100,687	307,041	248,715
Engineering, selling, general and administrative expenses	80,414	74,520	224,912	210,424
Intangible asset amortization	2,405	5,338	7,226	11,206
Strategic development and acquisition related costs	819	701	2,080	3,058
Restructuring and impairment charges	778	750	3,437	3,695
Income from operations	43,535	19,378	69,386	20,332
Interest income	62	14	136	53
Interest expense	(7,747)	(8,149)	(23,460)	(20,448)
Foreign exchange loss	(922)	(610)	(1,088)	(2,021)
Gain from bargain purchase	—	—	1,864	—
Other income, net	414	107	476	439
Income (loss) before income taxes	35,342	10,740	47,314	(1,645)
Provision (benefit) from income taxes	11,627	3,520	15,288	(1,057)
Net income (loss)	$23,715	$7,220	$32,026	$(588)
Net income allocated to participating securities	(165)	(60)	(265)	—
Net income (loss) applicable to common shares	$23,550	$7,160	$31,761	$(588)
Income (loss) per common share:
Basic	$0.32	$0.10	$0.44	$(0.01)
Diluted	$0.32	$0.10	$0.43	$(0.01)
Weighted average number of common shares outstanding:
Basic	73,104	73,341	72,932	73,170
Diluted	73,552	74,336	73,460	73,170

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Comprehensive income (loss):
Net income (loss)	$23,715	$7,220	$32,026	$(588)
Other comprehensive income, net of tax:
Foreign exchange translation losses and other, net of taxes(1)	(201)	(431)	(50)	(431)
Other comprehensive loss	(201)	(431)	(50)	(431)
Comprehensive income (loss)	$23,514	$6,789	$31,976	$(1,019)

(1)
Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both the three months ended July 31, 2016 and August 2, 2015, and $0 in both the nine months ended July 31, 2016 and August 2, 2015.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional		Accumulated Other
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Shares	Amount	Equity
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,733)	$(8,280)	(447,426)	$(7,523)	$271,976
Treasury stock purchases	—	—	—	—	—	(4,128,786)	(57,401)	(57,401)
Retirement of treasury shares	(4,423,564)	(44)	(62,233)	—	—	4,423,564	62,277	—
Issuance of restricted stock	80,837	—	—	—	—	(161,633)	—	—
Stock options exercised	1,358,219	14	12,041	—	—	—	—	12,055
Excess tax benefits from share-based compensation arrangements	—	—	867	—	—	—	—	867
Foreign exchange translation loss and other, net of taxes	—	—	—	—	(50)	—	—	(50)
Deferred compensation obligation	—	—	1,385	—	—	—	—	1,385
Share-based compensation	—	—	7,711	—	—	—	—	7,711
Net income	—	—	—	32,026	—	—	—	32,026
Balance, July 31, 2016	71,545,242	$715	$600,538	$(321,707)	$(8,330)	(314,281)	$(2,647)	$268,569

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015
Cash flows from operating activities:
Net income (loss)	$32,026	$(588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,107	38,038
Deferred financing cost amortization	1,431	1,006
Share-based compensation expense	7,711	7,702
Gain from bargain purchase	(1,864)	—
Gain on sale of assets and asset recovery	(1,704)	(15)
Provision for (recovery of) doubtful accounts	1,515	(645)
Provision for deferred income taxes	1,573	5,625
Excess tax benefits from share-based compensation arrangements	(867)	(706)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,102)	13,254
Inventories	(25,309)	(1,910)
Income taxes receivable	—	(2,634)
Prepaid expenses and other	1,150	1,071
Accounts payable	499	493
Accrued expenses	2,550	(22,106)
Other, net	(117)	6
Net cash provided by operating activities	40,599	38,591
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,343)	(247,123)
Capital expenditures	(15,140)	(15,330)
Proceeds from sale of property, plant and equipment	5,479	28
Net cash used in investing activities	(14,004)	(262,425)
Cash flows from financing activities:
Deposit of restricted cash	(44)	—
Proceeds from stock options exercised	12,055	354
Issuance of debt	—	250,000
Payments on term loan	(30,000)	(31,240)
Payments on note payable	(974)	(1,103)
Payment of financing costs	—	(9,218)
Excess tax benefits from share-based compensation arrangements	867	706
Purchases of treasury stock	(57,401)	(3,273)
Net cash (used in) provided by financing activities	(75,497)	206,226
Effect of exchange rate changes on cash and cash equivalents	(50)	(766)
Net decrease in cash and cash equivalents	(48,952)	(18,374)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$50,710	$48,277

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2016
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended July 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending October 30, 2016. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.

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

Insurance Recoveries

Involuntary conversions result from the loss of an asset because of an unforeseen event (e.g., destruction due to fire). Some of these events are insurable and result in property damage insurance recovery. Amounts the Company receives from insurance carriers are net of any deductibles related to the covered event. The Company records a receivable from insurance to the extent it recognizes a loss from an involuntary conversion event and the likelihood of recovering such loss is deemed probable at the balance sheet date. To the extent that any of the Company’s insurance claim receivables are later determined not probable of recovery (e.g., due to new information), such amounts are expensed. The Company recognizes gains on involuntary conversions when the amount received from insurers exceeds the net book value of the impaired asset(s). In addition, the Company does not recognize a gain related to insurance recoveries until the contingency related to such proceeds has been resolved, through either receipt of a non-refundable cash payment from the insurers or by execution of a binding settlement agreement with the insurers that clearly states that a non-refundable payment will be made. To the extent that an asset is rebuilt or new assets are acquired, the associated expenditures are capitalized, as appropriate, in the consolidated balance sheets and presented as capital expenditures in the Company’s consolidated statements of cash flows. With respect to business interruption insurance claims, the Company recognizes income only when non-refundable cash proceeds are received from insurers, which are presented in the Company’s consolidated statements of operations as a component of gross profit or operating income and in the consolidated statements of cash flows as an operating activity.

In June 2016, the Company experienced a fire at a facility in the metal components segment. We estimated that fixed assets with a net book value of approximately $6.7 million were impaired as a result of the fire. We recorded an insurance receivable of $6.7 million on the consolidated balance sheet in prepaid and other assets as an offset to the estimated loss on involuntary conversion of the fixed assets as of July 31, 2016, as we determined the insurance recovery was probable. We subsequently received cash proceeds from insurers in August 2016 in full satisfaction of the insurance receivable.

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

Accordingly, the results of CENTRIA’s operations from January 16, 2015 are included in our consolidated financial statements. For the nine months ended July 31, 2016 and the period from January 16, 2015 to August 2, 2015, CENTRIA contributed revenue of $170.2 million and $121.1 million and operating income (loss) of $8.4 million and $(3.7) million, respectively. CENTRIA is a leader in the design, engineering and manufacturing of architectural IMP wall and roof systems and a provider of integrated coil coating services for the nonresidential construction industry. CENTRIA operates four production facilities in the United States and a manufacturing facility in China.

We report on a fiscal year that ends on the Sunday closest to October 31. CENTRIA previously reported on a calendar year that ended December 31. In accordance with ASC Topic 805, the unaudited pro forma financial information presented below for the nine month period ended August 2, 2015 assumes the acquisition was completed on November 4, 2013, the first day of fiscal year 2014.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. The unaudited pro forma financial information includes adjustments for interest expense to match the new capital structure, amortization expense for identified intangibles, and depreciation expense based on the fair value and estimated lives of acquired property, plant and equipment. In addition, acquisition related costs and $16.1 million of transaction costs incurred by the seller are excluded from the unaudited pro forma financial information. The pro forma information does not reflect any expected synergies or expense reductions that may result from the acquisition.

The following table shows our unaudited financial information and unaudited pro forma financial information for the nine month periods ended July 31, 2016 and August 2, 2015, respectively (in thousands, except per share amounts):

	(Unaudited)	Pro Forma (Unaudited)
	Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015
Sales	$1,204,614	$1,148,348
Net income applicable to common shares	31,761	785
Income per common share:
Basic	$0.44	$0.01
Diluted	$0.43	$0.01

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

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The guidance is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. A reporting entity may apply the amendments prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $8 million in deferred financing costs as a reduction of the carrying amount of the debt liability.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. We are currently assessing the impact of this guidance on our consolidated financial statements.

In July 2015, the FASB issues ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. ASU 2015-17 is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. ASU 2016-13 is effective for our fiscal year ending October 31, 2021, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, result of operations and cash flows.

NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS

As part of the plans developed in the fourth quarter of fiscal 2015 to improve cost efficiency and optimize our combined manufacturing footprint, given the Company’s recent acquisitions and restructuring efforts, we incurred severance related costs of $0.8 million, including $0.1 million and $0.3 million in the engineered building systems segment and metal components segment, respectively, during the three months ended July 31, 2016. For the nine months ended July 31, 2016, we incurred severance related costs of $3.4 million, including $0.8 million and $1.2 million in the engineered building systems segment and metal components segment, respectively, and the remaining amount at corporate.

The following table summarizes our restructuring plan costs and charges related to the restructuring plans during the three and nine months ended July 31, 2016 (in thousands), which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations:

	Fiscal Three Months Ended	Fiscal Nine Months Ended
	July 31, 2016	July 31, 2016	Cost Incurred To Date (since inception)	Remaining Anticipated Cost	Total Anticipated Cost
General severance	$725	$2,658	$6,545	*	*
Plant closing severance	53	149	1,724	*	*
Asset impairments	—	—	5,844	*	*
Other restructuring costs	—	630	630	*	*
Total restructuring costs	$778	$3,437	$14,743	*	*

*
We expect to fully execute our plans in phases over the next 6 months to 24 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through July 31, 2016 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	1,997	149	2,146
Cash payments	(3,390)	(149)	(3,539)
Balance at July 31, 2016	$292	$—	$292

(1)
During the second and fourth quarters of fiscal 2015, we entered into transition and separation agreements with certain executive officers. Each terminated executive officer was entitled to severance benefit payments issuable in two installments. The termination benefits were measured initially at the separation dates based on the fair value of the liability as of the termination date and were recognized ratably over the future service period. Costs incurred during the nine months ended July 31, 2016 exclude $0.7 million of amortization expense associated with these termination benefits.

NOTE 5 — RESTRICTED CASH

We have entered into a cash collateral agreement with PNC Bank to backstop existing CENTRIA letters of credit until they expire. The restricted cash is held in a bank account with PNC Bank as the secured party. As of July 31, 2016, we had restricted cash in the amount of approximately $0.7 million as collateral related to our letters of credit for international projects with CENTRIA, exclusive of letters of credit under our Amended ABL Facility. See Note 12 — Long-Term Debt and Note Payable for more information on the material terms of our Amended ABL Facility. Restricted cash as of July 31, 2016 is classified as current as the underlying letters of credit expire within one year of the respective balance sheet date. Any renewal or replacement of the CENTRIA letters of credit is expected to occur under our Amended ABL Facility.

NOTE 6 — INVENTORIES

The components of inventory are as follows (in thousands):

	July 31, 2016	November 1, 2015
Raw materials	$135,812	$109,455
Work in process and finished goods	47,528	48,373
Inventories, net	$183,340	$157,828

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

In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the third quarter of fiscal 2016, we reclassified $1.6 million from property, plant and equipment to assets held for sale for a facility in our engineering building systems segment that met the held for sale criteria. The total carrying value of assets held for sale (primarily representing idled facilities in our engineered building systems segment) was $4.3 million and $6.3 million as of July 31, 2016 and November 1, 2015, respectively. All of these assets continued to be actively marketed for sale at July 31, 2016.

During the nine months ended July 31, 2016, we sold certain idled facilities in our engineered building systems segment, along with related equipment, which previously had been classified as held for sale. In connection with the sales of these assets, during the three and nine months ended July 31, 2016, we received net cash proceeds of $0.8 million and $5.5 million, respectively, and recognized net gains of $0.1 million and $1.7 million, respectively, which are included in gain on sale of assets and asset recovery in the unaudited consolidated statements of operations.

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

NOTE 8 — SHARE-BASED COMPENSATION

Restricted Stock and Performance Awards

Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. As of July 31, 2016, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over one to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

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

The fair value of the 2015 Executive Awards is based on the Company’s stock price as of the grant date. A portion of the compensation cost of the 2015 Executive Awards is based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. During the nine months ended July 31, 2016 and August 2, 2015, we granted PSUs with a fair value of approximately $5.2 million and $3.7 million, respectively.

The fair value of restricted stock units classified as equity awards is based on the Company’s stock price as of the date of grant. During the nine months ended July 31, 2016 and August 2, 2015, we granted time-based restricted stock units with a fair value of $4.2 million, representing 328,780 shares, and $6.6 million, representing 389,323 shares, respectively.

Also, in December 2015, we granted Performance Cash and Share Awards to certain key employees that will be paid 50% in cash and 50% in stock (“2015 Key Employee Awards”). The amount of cash and number of shares that may be received upon the vesting of these awards will be based on the achievement of free cash flow and earnings per share targets over a three-year performance period. The 2015 Key Employee Awards vest three years from the grant date and will be earned based on the performance against the pre-established targets for the requisite service period. A key employee’s awards also vest in full upon death, disability or a change of control, and a pro-rated portion of the key employee’s awards may vest on termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of the 2015 Key Employee Awards is based on the Company’s stock price as of the grant date. Compensation cost is recorded based on the probable outcome of the performance conditions associated with the shares, as determined by management. During the nine months ended July 31, 2016 and August 2, 2015, we granted awards to key employees with an equity fair value of $2.4 million and $1.5 million and a cash value of $2.1 million and $1.7 million, respectively.

During the nine month periods ended July 31, 2016 and August 2, 2015, we also granted 28,535 and 10,543 stock options, respectively. The grant date fair value of options granted during the nine month periods ended July 31, 2016 and August 2, 2015 was $5.38 and $7.91, respectively. The Company received cash proceeds of $10.7 million and $12.1 million from exercises of 1,202,885 and 1,358,219 stock options during the three and nine month periods ended July 31, 2016, respectively.

During the nine month periods ended July 31, 2016 and August 2, 2015, we recorded share-based compensation expense for all awards of $7.7 million and $7.7 million, respectively.

Deferred Compensation

On February 26, 2016, the Company amended its Deferred Compensation Plan (“Plan”), with an effective date of January 31, 2016, to require that amounts deferred into the Company Stock Fund remain invested in the Company Stock Fund until distribution. In accordance with the terms of the Plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.4 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of July 31, 2016. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 144,857 shares in treasury shares, relating to deferred, vested 2012 PSU awards, until participants are eligible to receive benefits under the terms of the plan.

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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Numerator for Basic and Diluted Income (Loss) Per Common Share
Net income (loss)	$23,715	$7,220	$32,026	$(588)
Less: Net income applicable to participating securities	(165)	(60)	(265)	—
Net income (loss) applicable to common shares	$23,550	$7,160	$31,761	$(588)
Denominator for Basic and Diluted Income (Loss) Per Common Share
Weighted average basic number of common shares outstanding	73,104	73,341	72,932	73,170
Common stock equivalents:
Employee stock options	441	650	528	—
PSUs and Performance Share Awards	7	345	—	—
Weighted average diluted number of common shares outstanding	73,552	74,336	73,460	73,170
Basic income (loss) per common share	$0.32	$0.10	$0.44	$(0.01)
Diluted income (loss) per common share	$0.32	$0.10	$0.43	$(0.01)

We calculate earnings (loss) per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, are treated as a separate class in computing earnings (loss) per share. Participating securities consist of unvested restricted stock units related to our Incentive Plan. For the three and nine month periods ended July 31, 2016 and the three month period ended August 2, 2015, undistributed earnings attributable to participating securities were approximately $0.2 million, $0.3 million and $0.1 million, respectively. There was no amount attributable to participating securities for the nine month period ended August 2, 2015, as the participating securities do not contractually share in net losses.

For the three and nine month periods ended July 31, 2016, all PSUs and Performance Share Awards that are contingent upon the achievement of performance targets as described in Note 8 were excluded from the diluted income per common share calculation as the performance targets were not met as of July 31, 2016. Additionally, for the nine month period ended July 31, 2016, the number of weighted average options and Performance Share Awards that were not included in the diluted earnings per share calculations because the effect would have been anti-dilutive represented approximately 0.1 million shares.

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

The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal nine months ended (in thousands):

	Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015
Beginning balance	$25,669	$23,685
Warranties sold	2,606	2,022
Revenue recognized	(2,415)	(2,025)
Other(1)	—	1,609
Ending balance	$25,860	$25,291

(1)
Represents the fair value of accrued warranty obligations in the amount of $1.6 million assumed in the CENTRIA Acquisition. CENTRIA offers weathertightness warranties to certain customers. Weathertightness warranties are offered in various configurations for time periods from 5 to 20 years, prorated or non-prorated and on either a dollar limit or no dollar limit basis, as required by the buyer. These warranties are available only if certain conditions, some of which relate to installation, are met.

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

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended July 31, 2016				Fiscal Three Months Ended August 2, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Service cost	$—	$34	$8	$42	$—	$42	$8	$50
Interest cost	450	139	65	654	483	165	80	728
Expected return on assets	(475)	(270)	—	(745)	(551)	(311)	—	(862)
Prior service cost amortization	(2)	—	—	(2)	(2)	—	—	(2)
Unrecognized net loss	292	—	—	292	361	—	—	361
Net periodic pension cost	$265	$(97)	$73	$241	$291	$(104)	$88	$275

Funding contributions	$234	$160	$—	$394	$260	$160	$—	$420

	Fiscal Nine Months Ended July 31, 2016				Fiscal Nine Months Ended August 2, 2015
	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total	RCC Pension Plan	CENTRIA Benefit Plans	OPEB Plans	Total
Service cost	$—	$103	$25	$128	$—	$79	$15	$94
Interest cost	1,350	416	196	1,962	1,450	307	149	1,906
Expected return on assets	(1,426)	(809)	—	(2,235)	(1,653)	(577)	—	(2,230)
Prior service cost amortization	(7)	—	—	(7)	(7)	—	—	(7)
Unrecognized net loss	877	—	—	877	1,082	—	—	1,082
Net periodic pension cost	$794	$(290)	$221	$725	$872	$(191)	$164	$845

Funding contributions	$679	$480	$—	$1,159	$755	$320	$—	$1,075

We expect to contribute an additional $0.4 million and $0.2 million to the RCC Pension Plan and the CENTRIA Benefit Plans, respectively, for the remainder of fiscal 2016. Currently, our policy is to fund the CENTRIA Benefit Plans and OPEB Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premium cost.

In addition to the CENTRIA Benefit Plans, CENTRIA contributes to a multi-employer plan, Steelworkers Pension Trust. The current contract expires on June 1, 2019. The minimum required annual contribution to this plan is $0.3 million. If we were to withdraw our participation from this multi-employer plan, we would have a complete withdrawal liability of approximately $0.7 million.

NOTE 12 — LONG-TERM DEBT AND NOTE PAYABLE

Debt is comprised of the following (in thousands):

	July 31, 2016	November 1, 2015
Credit Agreement, due June 2019 (variable interest, at 4.25% on July 31, 2016 and November 1, 2015)	$164,147	$194,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (interest at 4.25% on July 31, 2016 and 4.00% on November 1, 2015)	—	—
Current portion of long-term debt	—	—
Total long-term debt, net	$414,147	$444,147

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

Credit Agreement

The Company’s Credit Agreement provided for a term loan credit facility (“Term Loan”) in an original aggregate principal amount of $250.0 million. The Credit Agreement will mature on June 24, 2019. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Term Loan will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both July 31, 2016 and November 1, 2015, the interest rate on the Term Loan was 4.25%.

During the three and nine month periods ended July 31, 2016, the Company made voluntary prepayments of $10.0 million and $30.0 million, respectively, on the outstanding principal amount of the Term Loan.

Amended ABL Facility

The Company’s Asset-Based Lending Facility (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 31, 2016 and November 1, 2015, the Company’s excess availability under the Amended ABL Facility was $140.9 million and $131.0 million, respectively. At both July 31, 2016 and November 1, 2015, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at July 31, 2016 and November 1, 2015, standby letters of credit related to certain insurance policies totaling approximately $9.1 million and $8.7 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.

The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of July 31, 2016 and November 1, 2015 was $21.1 million and $19.7 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at July 31, 2016 and November 1, 2015, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.78:1.00 and 3.54:1.00, respectively. These ratios include the pro forma impact of the CENTRIA Acquisition.

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

Debt Covenants

The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. As of July 31, 2016, the Company was in compliance with all covenants that were in effect on such date. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended November 1, 2015.

Deferred Financing Costs

At July 31, 2016 and November 1, 2015, the unamortized balance in deferred financing costs related to the Notes, Credit Agreement and Amended ABL Facility was $9.6 million and $11.1 million, respectively.

Insurance Note Payable

As of July 31, 2016 and November 1, 2015, the Company had an outstanding note payable in the amount of $0.9 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 13 — EQUITY INVESTMENT

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

On July 25, 2016, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 9.0 million shares of our common stock at a price to the public of $16.15 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.35 million additional shares of our common stock from the CD&R Funds. The aggregate offering price for the 10.35 million shares sold in the Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). As disclosed in Note 14, concurrent with the Secondary Offering, the Company repurchased approximately 2.9 million shares from the CD&R Funds. In connection with the Secondary Offering and Stock Repurchase (defined below), we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the unaudited consolidated statement of operations for the three and nine months ended July 31, 2016.

At July 31, 2016 and November 1, 2015, the CD&R Funds owned approximately 42.0% and 58.4%, respectively, of the outstanding shares of our common stock. See “Transactions with Related Persons” in our Proxy Statement on Schedule 14A, as filed with the SEC on January 27, 2016, for a description of the rights held by the CD&R Funds under the terms and conditions of the Investment Agreement and the Stockholders Agreement.

NOTE 14 — STOCK REPURCHASE PROGRAM

In January 2016, our board of directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s outstanding common stock. In July 2016, our board of directors authorized the stock repurchase program to be increased for up to an aggregate of $56.3 million of the Company’s outstanding common stock.

On July 18, 2016, the Company entered into an agreement with the CD&R Funds to repurchase approximately 2.9 million shares of our common stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the Secondary Offering (the “Stock Repurchase”). The Stock Repurchase represented a private, non-underwritten transaction between the Company and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of our board of directors. The closing of the Stock Repurchase occurred on July 25, 2016 concurrently with the closing of the Secondary Offering. Following completion of the Stock Repurchase, the Company canceled the shares repurchased from the CD&R Funds, resulting in a $45.0 million decrease in both additional paid in capital and treasury stock. The Stock Repurchase was funded by the Company’s cash on hand.

During the three and nine months ended July 31, 2016, we repurchased approximately 2.9 million shares for $45.0 million and 4.0 million shares for $56.3 million, respectively, under the stock repurchase program. Following the Stock Repurchase, the Company has repurchased the maximum amount authorized under the stock repurchase program. Approximately 0.1 million shares remain authorized for repurchase under a previous program. The previously authorized program has no time limit on its duration, but our Credit Agreement, Amended ABL Facility, and Notes apply certain limitations on our repurchase of shares of our common stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the three and nine months ended July 31, 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of July 31, 2016 and November 1, 2015 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	July 31, 2016		November 1, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$164,147	$163,737	$194,147	$193,662
8.25% senior notes, due January 2023	250,000	272,500	250,000	263,750

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at July 31, 2016 and November 1, 2015

Money market:   Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.

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

The following table summarizes information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$483	$—	$—	$483
Mutual funds – Growth	795	—	—	795
Mutual funds – Blend	3,170	—	—	3,170
Mutual funds – Foreign blend	725	—	—	725
Mutual funds – Fixed income	—	712	—	712
Total short-term investments in deferred compensation plan	5,173	712	—	5,885
Total assets	$5,173	$712	$—	$5,885
Liabilities:
Deferred compensation plan liability	$—	$3,813	$—	$3,813
Total liabilities	$—	$3,813	$—	$3,813

(1)
Unrealized holding gains for the three months ended July 31, 2016 and August 2, 2015 were $0.3 million and insignificant, respectively. Unrealized holding gains for the nine months ended July 31, 2016 and August 2, 2015 were $0.1 million and $0.1 million, respectively. These unrealized holding gains were primarily offset by changes in the deferred compensation plan liability.

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

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of July 31, 2016 and November 1, 2015 (in thousands):

	Level 3
	July 31, 2016	November 1, 2015
Assets:
Assets held for sale(1)	$—	$2,280
Total assets	$—	$2,280

(1)
Certain assets held for sale were valued at fair value and were measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value which approximates fair value. The assets that were previously reported at fair value as of November 1, 2015 were sold in January 2016. See Note 7 — Assets Held for Sale for additional information.

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

The following table represents sales, operating income (loss) and total assets attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Total sales:
Engineered building systems	$181,029	$176,519	$468,028	$469,564
Metal components	287,307	251,191	751,610	645,098
Metal coil coating	72,069	62,383	178,452	167,991
Intersegment sales	(78,052)	(69,304)	(193,476)	(178,791)
Total sales	$462,353	$420,789	$1,204,614	$1,103,862
External sales:
Engineered building systems	$175,471	$172,223	$455,876	$455,379
Metal components	256,195	221,958	670,757	574,667
Metal coil coating	30,687	26,608	77,981	73,816
Total sales	$462,353	$420,789	$1,204,614	$1,103,862
Operating income (loss):
Engineered building systems	$19,561	$14,363	$39,216	$25,937
Metal components	37,497	17,025	71,436	32,302
Metal coil coating	8,748	5,497	18,272	11,872
Corporate	(22,271)	(17,507)	(59,538)	(49,779)
Total operating income	$43,535	$19,378	$69,386	$20,332
Unallocated other expense, net	(8,193)	(8,638)	(22,072)	(21,977)
Income (loss) before income taxes	$35,342	$10,740	$47,314	$(1,645)

	July 31, 2016	November 1, 2015
Total assets:
Engineered building systems	$232,587	$218,646
Metal components	658,674	654,762
Metal coil coating	85,964	81,456
Corporate	74,594	124,865
Total assets	$1,051,819	$1,079,729

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

Third Fiscal Quarter

Our third quarter results showed meaningful year-over-year improvement in gross margin, net income, and Adjusted EBITDA. We continue to focus on growing and integrating insulated panel products into our building and components businesses. We are realizing the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We are also maintaining commercial pricing discipline in an environment of volatile steel prices.

Consolidated revenues increased by approximately 9.9% from the same period in the prior year. The year-over-year improvement was primarily driven by tonnage volume growth, most notably in the metal components and metal coil coating segments. Revenue growth was lower than the underlying increase in volumes due to the pass-through of lower steel costs.

All operating segments achieved underlying gross margin growth through increased tonnage volume, commercial discipline and manufacturing efficiencies. Gross margin in the third quarter increased by 380 basis points to 27.7% of sales from the same period last year. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 30 basis points to 17.4% compared to the same period last year, as we continue to execute on our strategic initiatives.

For market context, reported low-rise nonresidential new construction starts, measured in square feet and comprising buildings of up to five stories, as reported by Dodge Data & Analytics, were down as much as 12% in the first nine months of our fiscal 2016 as compared to the same period in the prior year. While it is common for the reported new construction starts to be subsequently adjusted upwards, we believe the underlying growth we are achieving is outpacing market activity.

Overall, we delivered net income, adjusted EBITDA, diluted earnings per share and adjusted diluted earnings per share in the 2016 third quarter that meaningfully exceeded the prior year’s results. We remain focused on increasing our operating leverage and manufacturing efficiency. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver top-line growth above nonresidential market growth during fiscal 2016 in our legacy businesses and also in our insulated metal panel (“IMP”) products through our multiple sales channels.

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

The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. The current recovery of low-rise construction has been uneven and slow. The annual volume of new construction starts remains below previous cyclical trough levels of activity from the last 50 years. However, we believe that the economy is recovering and that the nonresidential construction industry will return to mid-cycle levels of activity over the next several years. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968, as compiled and reported by Dodge Data & Analytics:

Dodge Data & Analytics Nonresidential Construction Activity
Square Feet (in millions)
2,000
1,800
1,600
1,400
1,200
1,000
800
600
'67
'69
'71
'73
'75
'77
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15

Current market data continues to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as 12% for the first nine months of fiscal 2016 as compared to the same period in fiscal 2015. However, leading indicators for low-rise, nonresidential construction activity continue to indicate positive momentum for fiscal year 2016.

The leading indicators that we believe typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14 month historical lag for each metric, indicates modest growth of 4%-6% for low-rise new construction starts in fiscal 2016, with the majority of that growth occurring in the second half of our fiscal year.

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

Restructuring

We have developed plans to improve cost efficiency and optimize our combined manufacturing plant footprint, given the Company’s recent acquisitions and restructuring efforts. During the three months ended July 31, 2016, we incurred severance related charges of $0.8 million associated with restructuring actions, including $0.1 million and $0.3 million associated with our engineered building systems and metal components segments, respectively.

The Company believes that the successful execution of these plans in phases over the next 6 to 24 months will result in annual cost savings ranging between $15.0 million and $20.0 million when completed. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for additional actions associated with the plans. Restructuring charges will be recorded for the plans as they become estimable and probable. See Note 4 — Restructuring and Asset Impairments in the notes to the unaudited consolidated financial statements for additional information.

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

The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Total sales:
Engineered building systems	$181,029	$176,519	$468,028	$469,564
Metal components	287,307	251,191	751,610	645,098
Metal coil coating	72,069	62,383	178,452	167,991
Intersegment sales	(78,052)	(69,304)	(193,476)	(178,791)
Total sales	$462,353	$420,789	$1,204,614	$1,103,862
External sales:
Engineered building systems	$175,471	$172,223	$455,876	$455,379
Metal components	256,195	221,958	670,757	574,667
Metal coil coating	30,687	26,608	77,981	73,816
Total sales	$462,353	$420,789	$1,204,614	$1,103,862
Operating income (loss):
Engineered building systems	$19,561	$14,363	$39,216	$25,937
Metal components	37,497	17,025	71,436	32,302
Metal coil coating	8,748	5,497	18,272	11,872
Corporate	(22,271)	(17,507)	(59,538)	(49,779)
Total operating income	$43,535	$19,378	$69,386	$20,332
Unallocated other expense	(8,193)	(8,638)	(22,072)	(21,977)
Income (loss) before income taxes	$35,342	$10,740	$47,314	$(1,645)

FISCAL THREE MONTHS ENDED JULY 31, 2016 COMPARED TO FISCAL THREE MONTHS ENDED AUGUST 2, 2015

Consolidated sales increased by 9.9%, or $41.6 million, for the three months ended July 31, 2016, compared to the three months ended August 2, 2015. All operating segments had higher total tonnage volume during the current period, especially in our metal components and metal coil coating segments. The increase related to higher tonnage volumes was partially offset by the pass-through of lower steel costs.

Consolidated cost of sales increased by 4.8%, or $15.4 million, for the three months ended July 31, 2016, compared to the three months ended August 2, 2015. The impact of lower materials costs, primarily from lower steel prices, was partially offset by higher tonnage volume.

Gross margin percentage was 27.7% for the three months ended July 31, 2016, compared to 23.9% for the same period in the prior year. The increase in gross margin was the result of increased operating leverage from higher tonnage volume, favorable sales mix, and continued focus on value-oriented commercial sales discipline.

Engineered building systems sales increased by 2.6%, or $4.5 million, to $181.0 million in the three months ended July 31, 2016, from $176.5 million in the same period in the prior year. Sales to third parties for the three months ended July 31, 2016 increased by $3.3 million to $175.5 million from $172.2 million in the same period in the prior year, primarily due to higher tonnage volume, partially offset by the pass-through of lower steel costs. Engineered building systems third-party sales accounted for 38.0% of total consolidated third-party sales in the three months ended July 31, 2016, compared to 40.9% in the three months ended August 2, 2015.

Operating income of the engineered building systems segment increased to $19.6 million in the three months ended July 31, 2016, from $14.4 million in the same period in the prior year. The $5.2 million increase resulted from commercial discipline as well as supply chain management and manufacturing efficiencies.

Metal components sales increased by 14.4%, or $36.1 million, to $287.3 million in the three months ended July 31, 2016, from $251.2 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume from substantially all divisions within the segment. Sales to third parties for the three months ended July 31, 2016 increased by $34.2 million to $256.2 million from $222.0 million in the same period in the prior year. Metal components third-party sales accounted for 55.4% of total consolidated third-party sales in the three months ended July 31, 2016, compared to 52.7% in the three months ended August 2, 2015.

Operating income of the metal components segment increased to $37.5 million in the three months ended July 31, 2016, compared to $17.0 million in the same period in the prior year. The $20.5 million increase was driven primarily by the increased sales discussed above, and from a combined benefit of effective supply chain management and commercial discipline, as well as greater efficiencies resulting from our manufacturing reorganization.

Metal coil coating sales increased by 15.5%, or $9.7 million, to $72.1 million in the three months ended July 31, 2016, compared to $62.4 million in the same period in the prior year. Sales to third parties for the three months ended July 31, 2016 increased by $4.1 million to $30.7 million from $26.6 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal coil coating third-party sales accounted for 6.6% of total consolidated third-party sales in the three months ended July 31, 2016, compared to 6.3% in the three months ended August 2, 2015.

Operating income of the metal coil coating segment increased to $8.7 million in the three months ended July 31, 2016, from $5.5 million in the same period in the prior year. The $3.2 million increase was primarily due to the increase in sales as noted above as well as manufacturing efficiencies.

Consolidated engineering, selling, general and administrative expenses increased to $80.4 million in the three months ended July 31, 2016, compared to $74.5 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.4% for the three months ended July 31, 2016, as compared to 17.7% for the three months ended August 2, 2015. The $5.9 million increase was primarily due to increased tonnage volume and to higher incentive compensation costs from overall improvement in operating results during the current period, partially offset by lower costs from efficiencies and the execution of strategic initiatives.

Consolidated intangible amortization decreased to $2.4 million in the three months ended July 31, 2016, compared to $5.3 million in the same period in the prior year. The prior period amount included short-lived intangible assets from the CENTRIA Acquisition that have since been fully amortized.

Consolidated strategic development and acquisition related costs for the three months ended July 31, 2016 were $0.8 million, compared to $0.7 million for the three months ended August 2, 2015. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets. These costs also included $0.7 million in expenses we incurred in connection with the Secondary Offering and Stock Repurchase. Costs incurred during the three months ended August 2, 2015 were primarily related to the CENTRIA Acquisition.

Consolidated restructuring and impairment charges for the three months ended July 31, 2016 and August 2, 2015 were $0.8 million and $0.8 million, respectively. These charges relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint.

Consolidated interest expense decreased to $7.7 million for the three months ended July 31, 2016, compared to $8.1 million for the same period of the prior year. The decrease in interest expense was due to a lower outstanding principal balance on the Company’s Term Loan resulting from voluntary principal prepayments made during the latter half of fiscal 2015 and the first nine months of fiscal 2016.

Consolidated foreign exchange gain (loss) for the three months ended July 31, 2016 was a $0.9 million loss, compared to a $0.6 million loss for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.

Consolidated provision for income taxes was $11.6 million for the three months ended July 31, 2016, compared to $3.5 million for the same period in the prior year. The effective tax rate for the three months ended July 31, 2016 was 32.9%, compared to 32.8% for the same period in the prior year, resulting from higher pre-tax income in the current period, partially offset by the benefit related to the research and development credit for fiscal year 2016 that was permanently extended by the Protecting Americans from Tax Hikes Act of 2015.

FISCAL NINE MONTHS ENDED JULY 31, 2016 COMPARED TO FISCAL NINE MONTHS ENDED AUGUST 2, 2015

Consolidated sales increased by 9.1%, or $100.8 million, for the nine months ended July 31, 2016, compared to the nine months ended August 2, 2015. CENTRIA contributed an incremental $49.1 million of external sales during the nine months ended July 31, 2016. All operating segments had higher total tonnage volume during the current period, especially from our legacy single-skin products; however, this increase was partially offset by the impact of lower steel prices in the current period.

Consolidated cost of sales increased by 5.5%, or $46.5 million, for the nine months ended July 31, 2016, compared to the nine months ended August 2, 2015. This increase resulted in part from the inclusion of CENTRIA in the full current period, which contributed an incremental $36.0 million of cost of sales during the nine months ended July 31, 2016. The impact of lower materials costs, primarily from lower steel prices, was partially offset by higher tonnage volume.

Gross margin was 25.5% for the nine months ended July 31, 2016, compared to 22.5% for the same period in the prior year. The increase in gross margin was the result of commercial discipline in all operating segments; higher margin product mix in our metal components and metal coil coating segments, especially from insulated metal panel products and the inclusion of CENTRIA in the full current period, and lower materials costs. We also recognized a $1.7 million gain (recovery) on the sale of certain idled facilities in our engineered building systems segment.

Engineered building systems sales were lower in the nine months ended July 31, 2016, with total sales of $468.0 million, compared to $469.6 million in the same period in the prior year. Sales to third parties for the nine months ended July 31, 2016 increased by $0.5 million to $455.9 million from $455.4 million in the same period in the prior year, primarily due to the pass-through of lower steel prices, partially offset by higher tonnage volume. Engineered building systems third-party sales accounted for 37.8% of total consolidated third-party sales in the nine months ended July 31, 2016, compared to 41.3% in the nine months ended August 2, 2015.

Operating income of the engineered building systems segment increased to $39.2 million in the nine months ended July 31, 2016, compared to $25.9 million in the same period in the prior year. This $13.3 million increase was driven by improvements in commercial discipline, supply chain management and manufacturing efficiencies. We also recognized a $1.7 million gain (recovery) on the sale of certain idled facilities in the current period.

Metal components sales increased by 16.5%, or $106.5 million, to $751.6 million in the nine months ended July 31, 2016, compared to $645.1 million in the same period in the prior year. The results were driven in part by the inclusion of CENTRIA in the full current period, which contributed an incremental $49.1 million of external sales during the nine months ended July 31, 2016. This increase was also due to higher tonnage volume of legacy single skin products as well as combined benefits from effective supply chain management and the manufacturing reorganization, partially offset by the pass-through of lower steel prices. Sales to third parties for the nine months ended July 31, 2016 increased by $96.1 million to $670.8 million from $574.7 million in the same period in the prior year. Metal components third-party sales accounted for 55.7% of total consolidated third-party sales in the nine months ended July 31, 2016, compared to 52.1% in the nine months ended August 2, 2015.

Operating income of the metal components segment increased to $71.4 million in the nine months ended July 31, 2016, compared to $32.3 million in the same period in the prior year. The $39.1 million increase was driven by the increased sales discussed above, as well as improved product mix, primarily from our insulated metal panel products, and manufacturing efficiencies. CENTRIA contributed an incremental $12.1 million in operating income for the nine months ended July 31, 2016.

Metal coil coating sales increased by 6.2%, or $10.5 million, to $178.5 million in the nine months ended July 31, 2016, compared to $168.0 million in the same period in the prior year. Sales to third parties for the nine months ended July 31, 2016 increased by $4.2 million to $78.0 million from $73.8 million in the same period in the prior year, primarily as a result of an increase in tonnage volume, partially offset by lower steel prices. Metal coil coating third-party sales accounted for 6.5% of total consolidated third-party sales in the nine months ended July 31, 2016, compared to 6.7% in the nine months ended August 2, 2015.

Operating income of the metal coil coating segment increased to $18.3 million in the nine months ended July 31, 2016, compared to $11.9 million in the same period in the prior year. The $6.4 million increase was primarily due to higher revenue discussed above and lower materials costs, along with manufacturing efficiencies.

Consolidated engineering, selling, general and administrative expenses increased to $224.9 million in the nine months ended July 31, 2016, compared to $210.4 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 18.7% for the nine months ended July 31, 2016, as compared to 19.1% for the nine months ended August 2, 2015. The $14.5 million increase was partially due to the inclusion of CENTRIA in the full current period, which contributed an incremental $4.8 million of engineering, selling, general and administrative costs during the nine months ended July 31, 2016, and was also due to increased tonnage volume and to higher incentive compensation costs from overall improvement in operating results during the current period, partially offset by lower costs from operational efficiencies and the execution of strategic initiatives.

Consolidated intangible amortization decreased to $7.2 million in the nine months ended July 31, 2016, compared to $11.2 million in the same period in the prior year. This decrease is directly related to the valuation of intangible assets acquired in the CENTRIA Acquisition in January 2015. The prior period amount included short-lived intangible assets from the CENTRIA Acquisition that have since been fully amortized.

Consolidated strategic development and acquisition related costs for the nine months ended July 31, 2016 were $2.1 million, compared to $3.1 million for the nine months ended August 2, 2015. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets. These costs also included $0.7 million in expenses we incurred in connection with the Secondary Offering and Stock Repurchase. Costs incurred during the nine months ended August 2, 2015 were primarily related to the CENTRIA Acquisition.

Consolidated restructuring and impairment charges for the nine months ended July 31, 2016 and August 2, 2015 were $3.4 million and $3.7 million, respectively. These charges relate to our efforts to streamline our management and engineering and drafting activities as well as to optimize our overall manufacturing structure and footprint.

Consolidated interest expense increased to $23.5 million for the nine months ended July 31, 2016, compared to $20.4 million for the same period of the prior year. On January 16, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, which increased our consolidated interest expense. This increase was partially offset by lower interest expense on our Credit Agreement due to voluntary principal prepayments the Company made during the latter half of fiscal 2015 and first nine months of fiscal 2016.

Consolidated foreign exchange gain (loss) decreased to a $1.1 million loss for the nine months ended July 31, 2016, compared to a $2.0 million loss for the same period of the prior year, due to the fluctuations of the U.S. dollar against the Mexican peso and Canadian dollar.

Consolidated gain from bargain purchase was $1.9 million for the nine months ended July 31, 2016, which resulted from the acquisition of manufacturing operations in Hamilton, Ontario, Canada during the first quarter of fiscal 2016. The fair value of the net assets acquired exceeded the purchase consideration. There was no corresponding amount recorded for the nine months ended August 2, 2015.

Consolidated provision for income taxes was $15.3 million for the nine months ended July 31, 2016, compared to a benefit of $1.1 million for the same period in the prior year. The effective tax rate for the nine months ended July 31, 2016 was 32.3%, compared to 64.3% for the same period in the prior year, resulting primarily from pre-tax income in the current period, the benefit related to the non-taxable gain from bargain purchase associated with the acquisition of the Hamilton operations, and the benefit related to the research and development credit for fiscal year 2016 that was permanently extended by the Protecting Americans from Tax Hikes Act of 2015.

LIQUIDITY AND CAPITAL RESOURCES

General

Our cash and cash equivalents decreased from $99.7 million as of November 1, 2015 to $50.7 million as of July 31, 2016. The following table summarizes our consolidated cash flows for the nine months ended July 31, 2016 and August 2, 2015 (in thousands):

	Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015
Net cash provided by operating activities	$40,599	$38,591
Net cash used in investing activities	(14,004)	(262,425)
Net cash provided by (used in) financing activities	(75,497)	206,226
Effect of exchange rate changes on cash and cash equivalents	(50)	(766)
Net decrease in cash and cash equivalents	(48,952)	(18,374)
Cash and cash equivalents at beginning of period	99,662	66,651
Cash and cash equivalents at end of period	$50,710	$48,277

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

Net cash provided by operating activities was $40.6 million during the nine months ended July 31, 2016 compared to $38.6 million in the comparable period of fiscal 2015. The net cash provided in the current period was primarily a result of net income of $32.0 million in the nine months ended July 31, 2016, compared to net loss of $0.6 million in the same period of fiscal 2015. Our primary use of cash in operating activities was for working capital.

Net cash used in accounts receivable was $10.1 million for the nine months ended July 31, 2016, whereas net cash provided by accounts receivable was $13.3 million for the nine months ended August 2, 2015. Our days sales outstanding as of July 31, 2016 and August 2, 2015 were 33.4 days and 35.2 days, respectively. The increase in our accounts receivable balance was primarily the result of higher sales during the current period.

For the nine months ended July 31, 2016, the change in cash relating to inventory was $23.4 million and resulted partially from higher inventory purchases to support higher sales, and also in part from volatility in steel prices. Our days inventory on-hand decreased to 46.5 days as of July 31, 2016 from 47.6 days as of August 2, 2015.

Net cash used in accounts payable for the nine months ended July 31, 2016 was consistent with the nine months ended August 2, 2015. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of July 31, 2016 decreased to 35.7 days from 37.5 days as of August 2, 2015.

Investing Activities

Net cash used in investing activities decreased during the nine months ended July 31, 2016 to $14.0 million from $262.4 million in the comparable period in the prior year. The decrease in cash used is primarily attributable to the CENTRIA Acquisition in the nine months ended August 2, 2015. In the nine months ended July 31, 2016, $15.1 million in cash was used for capital expenditures, $2.1 million was used for the final payment of the post-close working capital adjustment related to the CENTRIA Acquisition, and $2.2 million was used for the acquisition of the Hamilton operations. Additionally, we sold assets that had been classified as held for sale for $5.5 million.

Financing Activities

Net cash used in financing activities was $75.5 million during the nine months ended July 31, 2016 compared to $206.2 million of cash provided by financing activities in the comparable prior year period. During the nine months ended July 31, 2016, we used $56.3 million to repurchase shares of our outstanding common stock under the program previously approved by the Board of Directors (including $45.0 million for the Stock Repurchase), $1.1 million for purchases of shares related to restricted stock that was withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards, and $30.0 million to make voluntary principal prepayments on borrowings under our Credit Agreement. We received $12.1 million in cash proceeds from exercises of stock options. During the nine months ended August 2, 2015, we issued $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 to fund the CENTRIA Acquisition, partially offset by $9.2 million of payments for financing costs, $31.2 million of payments on our term loan and $3.3 million in purchases of our common stock.

We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

Debt

As of July 31, 2016, we had an aggregate principal amount of $414.1 million of outstanding indebtedness, comprising $164.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $140.9 million as of July 31, 2016. In addition, standby letters of credit related to certain insurance policies totaling approximately $9.1 million were outstanding but undrawn under the Amended ABL Facility. At July 31, 2016, we had no revolving loans outstanding under the Amended ABL Facility.

For additional information, see Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements.

Equity investment

On July 25, 2016, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 9.0 million shares of our common stock at a price to the public of $16.15 per share (the “Secondary Offering”). The underwriters also exercised their option to purchase 1.35 million additional shares of our common stock from the CD&R Funds. The aggregate offering price for the 10.35 million shares sold in the Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the Secondary Offering and no shares in the Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with the Secondary Offering and Stock Repurchase, we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statements of operations for the three and nine months ended July 31, 2016.

On July 18, 2016, the Company entered into an agreement with the CD&R Funds to repurchase approximately 2.9 million shares of our common stock at the price per share equal to the price per share paid by the underwriters to the CD&R Funds in the Secondary Offering (the “Stock Repurchase”). The Stock Repurchase, which was completed concurrently with the Secondary Offering on July 25, 2016, represented a private, non-underwritten transaction between the Company and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of our board of directors. Following completion of the Stock Repurchase, the Company canceled the shares repurchased from the CD&R Funds, resulting in a $45.0 million decrease in both additional paid in capital and treasury stock. The Stock Repurchase was funded through the Company’s cash on hand.

At July 31, 2016 and November 1, 2015, the CD&R Funds owned approximately 42.0% and 58.4%, respectively, of the outstanding shares of our common stock.

Cash Flow

We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $140.9 million available at July 31, 2016 and $50.7 million of cash as of July 31, 2016.

We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $24 million and $28 million for fiscal 2016 and expansion when needed.

From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. In January 2016, our Board of Directors authorized a stock repurchase program for up to an aggregate of $50.0 million of the Company’s outstanding common stock, which the Board of Directors authorized to be increased for up to an aggregate of $56.3 million of the Company’s common stock in July 2016. Following the Stock Repurchase, the Company has repurchased the maximum amount authorized under the stock repurchase program. During the nine months ended July 31, 2016, we repurchased 4.0 million shares for $56.3 million under the stock repurchase program. The timing and method of any additional repurchases under the previously authorized program will depend on a variety of factors, including applicable securities laws and market conditions, and are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time. In addition to the common stock repurchased during the nine months ended July 31, 2016 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

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

NON-GAAP MEASURES

Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income (loss) per diluted common share and adjusted net income (loss) applicable to common shares. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement, Amended ABL Facility, and Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Three Months Ended July 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$19,561	$37,497	$8,748	$(22,271)	$43,535
Restructuring and impairment charges	106	261	—	411	778
Strategic development and acquisition related costs	—	9	—	810	819
Gain on sale of assets and asset recovery	(52)	—	—	—	(52)
Adjusted operating income (loss)	$19,615	$37,767	$8,748	$(21,050)	$45,080

	Three Months Ended August 2, 2015
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$14,363	$17,025	$5,497	$(17,507)	$19,378
Restructuring and impairment charges	138	262	—	350	750
Strategic development and acquisition related costs	—	—	—	701	701
Fair value adjustment of acquired inventory	—	1,000	—	—	1,000
Short lived acquisition method fair value adjustments	—	3,334	—	—	3,334
Adjusted operating income (loss)	$14,501	$21,621	$5,497	$(16,456)	$25,163

	Nine Months Ended July 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$39,216	$71,436	$18,272	$(59,538)	$69,386
Restructuring and impairment charges	755	1,155	39	1,488	3,437
Strategic development and acquisition related costs	—	403	—	1,677	2,080
Gain on sale of assets and asset recovery	(1,704)	—	—	—	(1,704)
Adjusted operating income (loss)	$38,267	$72,994	$18,311	$(56,373)	$73,199

	Nine Months Ended August 2, 2015
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$25,937	$32,302	$11,872	$(49,779)	$20,332
Restructuring and impairment charges	1,797	1,500	254	144	3,695
Strategic development and acquisition related costs	—	—	—	3,058	3,058
Fair value adjustment of acquired inventory	—	2,358	—	—	2,358
Short lived acquisition method fair value adjustments	—	6,057	—	—	6,057
Adjusted operating income (loss)	$27,734	$42,217	$12,126	$(46,577)	$35,500

 The following tables reconcile adjusted EBITDA to net income (loss) for the periods indicated (in thousands):

	4th Quarter November 1, 2015	1st Quarter January 31, 2016	2nd Quarter May 1, 2016	3rd Quarter July 31, 2016	Trailing 12 Months July 31, 2016
Net income	$18,407	$5,892	$2,420	$23,715	$50,434
Add:
Depreciation and amortization	13,354	10,747	10,765	10,595	45,461
Consolidated interest expense, net	7,993	7,847	7,792	7,685	31,317
Provision for income taxes	10,029	2,453	1,209	11,627	25,318
Restructuring and impairment charges	7,611	1,510	1,149	778	11,048
Gain from bargain purchase	—	(1,864)	—	—	(1,864)
Strategic development and acquisition related costs	1,143	681	579	819	3,222
Gain on legal settlements	(3,765)	—	—	—	(3,765)
Fair value adjustments of acquired inventory	—	—	—	—	—
Share-based compensation	1,677	2,582	2,468	2,661	9,388
Gain on sale of assets and asset recovery	—	(725)	(927)	(52)	(1,704)
Adjusted EBITDA	$56,449	$29,123	$25,455	$57,828	$168,855

	4th Quarter November 2, 2014	1st Quarter February 1, 2015	2nd Quarter May 3, 2015	3rd Quarter August 2, 2015	Trailing 12 Months August 2, 2015
Net income (loss)	$14,259	$(320)	$(7,488)	$7,220	$13,671
Add:
Depreciation and amortization	9,220	9,731	13,766	14,541	47,258
Consolidated interest expense, net	3,053	3,980	8,280	8,135	23,448
Provision (benefit) for income taxes	4,215	(490)	(4,087)	3,520	3,158
Restructuring and impairment charges	—	1,477	1,759	504	3,740
Strategic development and acquisition related costs	3,512	1,729	628	701	6,570
Fair value adjustments of acquired inventory	—	583	775	1,000	2,358
Share-based compensation	2,022	2,933	2,201	2,568	9,724
Adjusted EBITDA	$36,281	$19,623	$15,834	$38,189	$109,927

The following tables reconcile adjusted net income (loss) per diluted common share to net income (loss) per diluted common share and adjusted net income (loss) applicable to common shares to net income (loss) applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income (loss) per diluted common share, GAAP basis	$0.32	$0.10	$0.43	$(0.01)
Restructuring and impairment charges	0.01	0.01	0.05	0.05
Strategic development and acquisition related costs	0.01	0.01	0.03	0.04
Gain on sale of assets and asset recovery	—	—	(0.02)	—
Gain from bargain purchase	—	—	0.03	—
Fair value adjustment of acquired inventory	—	0.01	—	0.03
Short lived acquisition method fair value adjustments	—	0.05	—	0.08
Tax effect of applicable non-GAAP adjustments(1)	$(0.01)	$(0.03)	$(0.02)	$(0.08)
Adjusted net income per diluted common share	$0.33	$0.15	$0.50	$0.11

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 31, 2016	August 2, 2015	July 31, 2016	August 2, 2015
Net income (loss) applicable to common shares, GAAP basis	$23,550	$7,160	$31,761	$(588)
Restructuring and impairment charges	778	750	3,437	3,695
Strategic development and acquisition related costs	819	701	2,080	3,058
Gain on sale of assets and asset recovery	(52)	—	(1,704)	—
Gain from bargain purchase	—	—	1,864	—
Fair value adjustment of acquired inventory	—	1,000	—	2,358
Short lived acquisition method fair value adjustments	—	3,390	—	6,112
Tax effect of applicable non-GAAP adjustments(1)	(603)	(2,243)	(1,487)	(5,846)
Adjusted net income applicable to common shares	$24,492	$10,758	$35,951	$8,789

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

OFF-BALANCE SHEET ARRANGEMENTS

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2016, we were not involved in any material unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS

In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.

During the nine months ended July 31, 2016, we completed the acquisition of a manufacturing business in Hamilton, Ontario, Canada for net cash consideration of $2.2 million. There have been no other material changes in our future contractual obligations since the end of fiscal 2015 other than the normal expiration of existing contractual obligations. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended November 1, 2015 for more information on our contractual obligations. See Note

12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. The guidance is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. A reporting entity may apply the amendments prospectively. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. In circumstances where the costs are incurred before the debt liability is recorded, the costs will be reported on the balance sheet as an asset until the debt liability is recorded. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Upon adoption of this guidance, we expect to reclassify approximately $8 million in deferred financing costs as a reduction of the carrying amount of the debt liability.

In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. The guidance is effective for our fiscal year ending October 29, 2017, including interim periods within that fiscal year. We are currently assessing the impact of this guidance on our consolidated financial statements.

In July 2015, the FASB issues ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. The update requires prospective application and is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. We do not expect that the adoption of this guidance will have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. ASU 2015-17 is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated financial position on a retrospective basis.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires an entity to measure all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Entities will now incorporate forward-looking information based on expected losses to estimate credit losses. ASU 2016-13 is effective for our fiscal year ending October 31, 2021, including interim periods within that fiscal year. We are evaluating the impact that the adoption of this ASU will have on our consolidated financial position, result of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Steel Prices

We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 31, 2016, steel constituted approximately 67% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils(1). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile. Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over a historical seven-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.

(1)	Galvalume® is a registered trademark of Biec International, Inc.

CRU Steel Price Index North America
CRU Index
250
200
150
100
50
-
Jan-09
Apr-09
Jul-09
Oct-09
Jan-10
Apr-10
Jul-10
Oct-10
Jan-11
Apr-11
Jul-11
Oct-11
Jan-12
Apr-12
Jul-12
Oct-12
Jan-13
Apr-13
Jul-13
Oct-13
Jan-14
Apr-14
Jul-14
Oct-14
Jan-15
Apr-15
Jul-15
Oct-15
Jan-16
Apr-16
Jul-16

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

With steel accounting for approximately 67% of our cost of sales for the fiscal nine months ended July 31, 2016, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $6.1 million for the nine months ended July 31, 2016, if such costs were not passed on to our customers. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks

In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 31, 2016, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.

Interest Rates

We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At July 31, 2016, we had $164.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.6 million on an annual basis. The fair value of our Credit Agreement at July 31, 2016 was approximately $163.7 million compared to the face value of $164.1 million. The fair value of our Credit Agreement at November 1, 2015 was approximately $193.7 million compared to the face value of $194.1 million. The fair value of the Notes at July 31, 2016 was approximately $272.5 million compared to the face value of $250.0 million. The fair value of the Notes at November 1, 2015 was approximately $263.8 million compared to the face value of $250.0 million.

See Note 12 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.

Foreign Currency Exchange Rates

We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income (loss) in the current period. The net foreign currency re-measurement gain (loss) for the three month periods ended July 31, 2016 and August 2, 2015 was $(0.5) million and $(0.5) million, respectively. The net foreign currency re-measurement gain (loss) for the nine month periods ended July 31, 2016 and August 2, 2015 was $(0.7) million and $(1.7) million, respectively.

The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income (loss) for the three month periods ended July 31, 2016 and August 2, 2015 was $(0.4) million and $(0.2) million, respectively. The net foreign currency exchange gain (loss) included in net income (loss) for the nine month periods ended July 31, 2016 and August 2, 2015 was $(0.4) million and $(0.4) million, respectively. The net foreign currency translation gain, net of taxes, included in other comprehensive income (loss) for the three month periods ended July 31, 2016 and August 2, 2015 was $(0.2) million and $(0.4) million, respectively. The net foreign currency translation adjustment gain, net of taxes, included in other comprehensive income (loss) for the nine month periods ended July 31, 2016 and August 2, 2015 was $(0.1) million and $(0.4) million, respectively.

As a result of the CENTRIA Acquisition, we have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and nine month periods ended July 31, 2016 and August 2, 2015.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes the stock repurchase activity during the third quarter of fiscal 2016 relating to all the Company’s plans and programs and the approximate number and dollar value of shares that may yet be purchased pursuant to our stock repurchase programs (in thousands, except share data):

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number of Shares that May Yet be Purchased Under the 2007 Program(2)	(e) Maximum Dollar Value of Shares that May Yet be Purchased Under the 2016 Program(2)
May 2, 2016 to May 29, 2016	—	$—		—	129,218	$38,739
May 30, 2016 to June 26, 2016	948	15.54		—	129,218	38,739
June 27, 2016 to July 31, 2016	2,910,156	15.46	(3)	2,910,054	129,218	—
Total	2,911,104	$15.46		2,910,054

(1)
On July 25, 2016, we repurchased approximately 2.9 million shares of our common stock in the Stock Repurchase. The Stock Repurchase represented a private, non-underwritten transaction that was approved and recommended by the Affiliate Transactions Committee of our board of directors. Following the completion of the Secondary Offering and the concurrent Stock Repurchase, the Company canceled the shares repurchased from the CD&R Funds.

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

(2)
Our board of directors has authorized stock repurchase programs. Subject to applicable federal securities law, such purchases may occur, if at all, at times and in amounts that we deem appropriate. Shares repurchased are usually retired. On February 28, 2007, we publicly announced that our board of directors authorized the repurchase of 0.2 million shares of our common stock. There is no time limit on the duration of the program. At July 31, 2016, there were approximately 0.1 million shares of our common stock remaining authorized for repurchase under this program.

On January 20, 2016, we publicly announced that our board of directors authorized the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. In July 2016, in connection with the Secondary Offering and concurrent Stock Repurchase, our board of directors authorized the stock repurchase program to be increased for up to an aggregate of $56.3 million of the Company’s outstanding common stock. Following the completion of the Secondary Offering and the concurrent Stock Repurchase, the Company has repurchased the maximum amount authorized under the stock repurchase program.

(3)	Represents the price per share of the Stock Repurchase, net of underwriting discounts.

Item 5. Other Information.

Change in NYSE “Controlled Company” Status

As a result of the Secondary Offering and Stock Repurchase discussed above, the CD&R Funds’ ownership percentage decreased from approximately 59% to approximately 42%. As a result, the Company no longer qualifies as a “controlled company” within the meaning of the New York Stock Exchange (“NYSE”). Consequently, under the NYSE corporate governance rules, we will be required to (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualify as a “controlled company,” (ii) appoint a majority of independent directors to each of the compensation and nominating and corporate governance committees within 90 days of the date we no longer qualify as a “controlled company” and have such committees be composed entirely of independent directors within one year of such date and (iii) have an annual performance evaluation of the nominating and corporate governance and compensation committees.

In addition, pursuant to Section 3.1(b)(i) of the Stockholders Agreement, by and between the Company and the CD&R Funds, the CD&R Funds currently have the right to nominate a number of directors to the Company’s board in proportion to its voting interest, rounded to the nearest whole number. Prior to the Secondary Offering and Stock Repurchase, the CD&R Funds’ approximate 59% interest permitted the CD&R Funds to nominate for election 6 of the 11 directors on the Company’s board. As a result of the decrease in CD&R Funds’ ownership percentage to approximately 42%, the CD&R Funds are permitted to nominate for election 5 of the 11 directors on the Company’s board.

Rule 10b5-1 Trading Plan

The Company expects that Norman C. Chambers, Chairman and Chief Executive Officer, will execute a written trading plan pursuant to Rule 10b5-1 of the Exchange Act, as amended, pursuant to which he may sell up to 345,891 shares of the Company’s common stock, including 109,495 shares upon the exercise of outstanding stock options. Assuming those shares are sold, Mr. Chambers will hold approximately 876,000 shares including options, vested shares, unvested RSUs, and PSUs. This does not include RSU and PSU awards that may be granted in the future as part of his compensation.

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

NCI BUILDING SYSTEMS, INC.

Date: August 31, 2016	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer
and Treasurer

Index to Exhibits

*†10.1	First Amendment to the NCI Buildings Systems, Inc. 2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012, dated May 31, 2016

*†10.2	Amendment to Employment Agreement by and between NCI Building Systems, Inc. and Norman C. Chambers, dated June 15, 2016

*†10.3	Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers

*†10.4	Form of Employment Agreement between NCI Building Systems, Inc. and executive officers

10.5
Stock Repurchase Agreement among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P., dated July 18, 2016 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K, dated July 20, 2016 and incorporated by reference herein)

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