Form 10-Q
period 2017-01-29
NCI BUILDING SYSTEMS INC
filed 2017-03-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 2017

or

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

Common Stock, $.01 par value - 70,867,699 shares as of March 2, 2017.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	January 29, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,789	$65,403
Restricted cash	192	310
Accounts receivable, net	161,492	182,258
Inventories, net	191,756	186,824
Income taxes receivable	7,758	982
Deferred income taxes	25,987	29,104
Investments in debt and equity securities, at market	5,916	5,748
Prepaid expenses and other	27,007	29,971
Assets held for sale	4,256	4,256
Total current assets	440,153	504,856
Property, plant and equipment, net	238,581	242,212
Goodwill	154,291	154,271
Intangible assets, net	144,363	146,769
Other assets, net	2,022	2,092
Total assets	$979,410	$1,050,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$29	$460
Accounts payable	112,714	142,913
Accrued compensation and benefits	54,004	72,612
Accrued interest	1,296	7,165
Other accrued expenses	93,392	103,384
Total current liabilities	261,435	326,534
Long-term debt, net of deferred financing costs of $7,719 and $8,096 on January 29, 2017 and October 30, 2016, respectively	386,428	396,051
Deferred income taxes	26,970	24,804
Other long-term liabilities	21,481	21,494
Total long-term liabilities	434,879	442,349
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 71,176,966 and 71,581,273 shares issued at January 29, 2017 and October 30, 2016, respectively; 70,867,699 and 70,806,202 shares outstanding at January 29, 2017 and October 30, 2016, respectively	712	715
Additional paid-in capital	595,794	603,120
Accumulated deficit	(300,667)	(302,706)
Accumulated other comprehensive loss, net	(10,467)	(10,553)
Treasury stock, at cost (309,267 and 775,071 shares at January 29, 2017 and October 30, 2016, respectively)	(2,276)	(9,259)
Total stockholders’ equity	283,096	281,317
Total liabilities and stockholders’ equity	$979,410	$1,050,200

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Sales	$391,703	$370,014
Cost of sales	307,752	281,023
Gain on sale of assets and asset recovery	—	(725)
Gross profit	83,951	89,716
Engineering, selling, general and administrative expenses	69,039	69,850
Intangible asset amortization	2,405	2,416
Strategic development and acquisition related costs	357	681
Restructuring and impairment charges	2,264	1,510
Income from operations	9,886	15,259
Interest income	5	22
Interest expense	(6,886)	(7,869)
Foreign exchange loss	(78)	(742)
Gain from bargain purchase	—	1,864
Other income, net	387	(189)
Income before income taxes	3,314	8,345
Provision for income taxes	1,275	2,453
Net income	$2,039	$5,892
Net income allocated to participating securities	(8)	(57)
Net income applicable to common shares	$2,031	$5,835
Income per common share:
Basic	$0.03	$0.08
Diluted	$0.03	$0.08
Weighted average number of common shares outstanding:
Basic	70,875	73,261
Diluted	71,088	73,771

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Comprehensive income (loss):
Net income	$2,039	$5,892
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other (net of income tax of $0 in 2017 and 2016)	86	(341)
Other comprehensive income (loss)	86	(341)
Comprehensive income	$2,125	$5,551

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 30, 2016	71,581,273	$715	$603,120	$(302,706)	$(10,553)	(775,071)	$(9,259)	$281,317
Treasury stock purchases	—	—	—	—	—	(402,825)	(5,922)	(5,922)
Retirement of treasury shares	(888,435)	(9)	(12,897)	—	—	888,435	12,906	—
Issuance of restricted stock	369,101	4	(4)	—	—	(19,806)	—	—
Stock options exercised	115,027	1	1,018	—	—	—	—	1,019
Excess tax benefits from share-based compensation arrangements	—	—	1,515	—	—	—	—	1,515
Foreign exchange translation gain and other, net of taxes	—	1	—	—	86	—	(1)	86
Share-based compensation	—	—	3,042	—	—	—	—	3,042
Net income	—	—	—	2,039	—	—	—	2,039
Balance, January 29, 2017	71,176,966	$712	$595,794	$(300,667)	$(10,467)	(309,267)	$(2,276)	$283,096

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Cash flows from operating activities:
Net income	$2,039	$5,892
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,315	10,747
Amortization of deferred financing costs	477	477
Share-based compensation expense	3,042	2,582
(Gains) losses on assets, net	125	(2,589)
Provision for doubtful accounts	1,586	1,467
Provision for deferred income taxes	26	1,992
Excess tax (benefits) shortfalls from share-based compensation arrangements	(1,515)	261
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	19,181	23,669
Inventories	(4,932)	7,469
Income taxes receivable	(6,777)	—
Prepaid expenses and other	2,157	1,899
Accounts payable	(30,199)	(35,619)
Accrued expenses	(27,240)	(22,100)
Other, net	(163)	(347)
Net cash used in operating activities	(31,878)	(4,200)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(3,071)
Capital expenditures	(4,120)	(5,772)
Proceeds from sale of property, plant and equipment	—	3,066
Net cash used in investing activities	(4,120)	(5,777)
Cash flows from financing activities:
Refund (deposit) of restricted cash	117	(93)
Proceeds from stock options exercised	1,019	—
Excess tax benefits (shortfalls) from share-based compensation arrangements	1,515	(261)
Proceeds from Amended ABL facility	30,000	—
Payments on Amended ABL facility	(30,000)	—
Payments on term loan	(10,000)	(10,000)
Payments on note payable	(431)	(514)
Purchases of treasury stock	(5,922)	(4,627)
Net cash used in financing activities	(13,702)	(15,495)
Effect of exchange rate changes on cash and cash equivalents	86	(341)
Net decrease in cash and cash equivalents	(49,614)	(25,813)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$15,789	$73,849

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2017
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three month period ended January 29, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2017. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on January 9, 2017.
Reporting Periods
We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2017 is October 29, 2017.
Involuntary Conversion
In June 2016, the Company experienced a fire at a facility in the metal components segment. We estimate that fixed assets with a net book value of approximately $6.5 million were impaired as a result of the fire. The Company received proceeds of $10.0 million from our insurers during the fourth quarter of fiscal 2016. Approximately $8.1 million has been recognized to date to offset the estimated loss on involuntary conversion and for cost of sales and general and administrative costs incurred to date related to the incident. The remaining $1.9 million is recorded in other accrued expenses on the consolidated balance sheets until the contingencies related to such proceeds are resolved. The Company anticipates additional insurance recoveries will be received for both property damage and business interruption.
NOTE 2 — ACQUISITION
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
The results of operations for this business are included in our metal components segment. Pro forma financial information and other disclosures for this acquisition have not been presented as it is not material to the Company’s financial position or operating results.
NOTE 3 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic 718, Compensation - Stock Compensation, as it relates to such awards. We adopted this guidance in our first quarter in fiscal 2017 on a prospective basis. The adoption of this guidance did not have any impact on our financial position or results of operations.
In January 2015, the FASB issued ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items. We adopted ASU 2015-01 prospectively in our first quarter in fiscal 2017. The adoption of this guidance did not have any impact on our financial position or results of operations.
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. This ASU provides a practical expedient option to entities that have defined benefit plans and have a fiscal year end that does not coincide with a calendar month end. This ASU allows an entity to elect to measure defined benefit plan assets and obligations using the calendar month-end that is closest to its fiscal year end. We adopted ASU 2015-04 prospectively in our first quarter in fiscal 2017. The adoption of this standard did not have any impact on our consolidated financial statements as presented; however, the future impact of ASU 2015-04 will be dependent upon the nature of future significant events, if any, impacting the Company’s pension plans.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. We adopted ASU 2015-05 in our first quarter in fiscal 2017 on a prospective basis and, accordingly, the adoption of this guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. The retrospective adoption of this guidance in the first quarter of our fiscal 2017 resulted in a reclassification of approximately $7.7 million and $8.1 million in deferred financing costs as of January 29, 2017 and October 30, 2016, respectively, associated with our Notes and Credit Agreement (as defined in Note 11—Long-Term Debt and Note Payable) from other assets to long-term debt on our consolidated balance sheets.
In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant

to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Under this guidance, these costs may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We adopted this guidance in our first quarter in fiscal 2017 on a retrospective basis. The adoption of this guidance did not have any impact on our financial position as the deferred financing costs associated with our Amended ABL Facility remain classified in other assets on the consolidated balance sheets.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, and will be adopted using either a full or modified retrospective approach. We are currently assessing the potential effects of these changes to our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We will be required to adopt the amendments in this ASU in annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.

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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We will be required to adopt this guidance on a retrospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. We are evaluating the impact ASU 2016-18 will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, if a single asset or group of similar identifiable assets comprise substantially all of the fair value of the gross assets acquired (or disposed of) in a transaction, the assets and related activities are not a business. Also, a minimum of an input process and a substantive process must be present and significantly contribute to the ability to create outputs in order to be considered a business. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. We are evaluating the impact ASU 2017-01 will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We will be required to adopt the amendments in this ASU on a prospective basis in the annual and interim periods for our fiscal year ending October 31, 2021, with early adoption permitted. We are evaluating the impact ASU 2017-04 will have on our consolidated financial statements.
NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS
As part of the plans developed in the fourth quarter of fiscal 2015 to improve ESG&A and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions and restructuring efforts, we incurred restructuring charges of $2.3 million, including $1.9 million and $0.3 million in the engineered building systems segment and metal components segment, respectively, during the three months ended January 29, 2017. These charges primarily include severance related costs associated with the closing of two manufacturing facilities during the first quarter of fiscal 2017, including one facility each in our engineered building systems and metal components segments. For the three months ended January 31, 2016, we incurred restructuring charges of $1.5 million, including approximately $0.5 million and $0.3 million of severance related costs in the engineered building systems segment and metal components segment, respectively, and $0.6 million of restructuring costs in corporate.
The following table summarizes the costs and charges associated with the restructuring plans during the three months ended January 29, 2017, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	Cost Incurred To Date (since inception)
General severance	$888	$8,232
Plant closing severance	1,240	2,980
Asset impairments	125	5,969
Other restructuring costs	11	641
Total restructuring costs	$2,264	$17,822

We expect to fully execute our plans in phases over the next 24 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through January 29, 2017 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred	888	1,240	2,128
Cash payments	(608)	(1,219)	(1,827)
Balance at January 29, 2017	$762	$21	$783

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

NOTE 5 — INVENTORIES
 The components of inventory are as follows (in thousands):

	January 29, 2017	October 30, 2016
Raw materials	$149,292	$145,060
Work in process and finished goods	42,464	41,764
	$191,756	$186,824

NOTE 6 — ASSETS HELD FOR SALE
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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. The total carrying value of assets held for sale (primarily representing idled facilities in our engineered building systems segment) was $4.3 million and $4.3 million as of January 29, 2017 and October 30, 2016, respectively. All of these assets continued to be actively marketed for sale or are under contract at January 29, 2017.
During the three months ended January 31, 2016, we completed the sale of an idle facility in Lockeford, California, along with related equipment, which had previously been classified in assets held for sale. In connection with the disposal of these assets, we received net cash proceeds of $3.1 million, and recognized a net gain of $0.7 million, which is included in gain on asset recovery in the consolidated statements of operations.
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
NOTE 7 — SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows us to grant a variety of types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the Committee may approve. Awards may be paid in cash, shares of our Common Stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee.
As of January 29, 2017, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
Our time-based restricted stock awards are typically subject to graded vesting over a service period, which is typically three or four years. Our performance-based and market-based restricted stock awards are typically subject to cliff vesting at the end of the service period, which is typically three years. We recognize compensation cost for these awards on a straight-line basis over the requisite service period for each annual award grant. In the case of performance-based awards, expense is recognized based upon management’s assessment of the probability that such performance conditions will be achieved. Certain of our awards provide for accelerated vesting upon qualified retirement, after a change of control or upon termination without cause or for good reason. We recognize compensation cost for such awards over the period from grant date to the date the employee first becomes eligible for retirement.
Stock option awards
During the three month periods ended January 29, 2017 and January 31, 2016, we granted 10,424 and 28,535 stock options, respectively. The grant date fair value of options granted during the three month periods ended January 29, 2017 and January 31, 2016 was $6.59 and $5.38, respectively.
There were 0.1 million options with an intrinsic value of $0.9 million exercised during the three months ended January 29, 2017. Cash received from the option exercises was $1.0 million.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the three month periods ended January 29, 2017 and January 31, 2016, we granted PSUs with a total fair value of approximately $4.6 million and $5.2 million, respectively, to the Company’s senior executives.

Performance Share Awards granted to our key employees are paid 50% in cash and 50% in stock. Vesting of Performance Share Awards is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The Performance Share Awards vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. During the three months ended January 29, 2017 and January 31, 2016, we granted awards to key employees with equity fair values of $2.0 million and $2.4 million and cash values of $2.0 million and $2.1 million, respectively.
On December 15, 2016, the performance period ended for certain PSUs granted to senior executives in December 2014 and the Performance Share Awards granted to key employees in December 2013. The PSUs vested at 149.3%, and resulted in the issuance of 0.1 million shares, net of shares withheld for taxes. The Performance Share Awards vested at 50.0%, and resulted in the issuance of less than 0.1 million shares, net of shares withheld for taxes.
For the restricted stock units granted in December 2016 and 2015 to our senior executives, one-third vests annually. The restricted stock units granted in December 2014 to our senior executives vested two-thirds on December 15, 2016 and the remaining one-third vests on December 15, 2017. The PSUs granted in December 2016 and 2015 to our senior executives cliff vest at the end of the respective three-year performance period. The PSUs granted in December 2014 to our senior executives vested one-half on December 15, 2016 and the remaining one-half vests on December 15, 2017. During the three months ended January 29, 2017 and January 31, 2016, we granted time-based restricted stock units with a fair value of $3.8 million, representing 0.2 million shares, and $3.9 million, representing 0.3 million shares, respectively.
During the three month periods ended January 29, 2017 and January 31, 2016, we recorded share-based compensation expense for all awards of $3.0 million and $2.6 million, respectively.
Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.4 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of January 29, 2017. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 164,663 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.
NOTE 8 — EARNINGS PER COMMON SHARE
Basic earnings per common share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding. Diluted earnings per common share, if applicable, considers the dilutive effect of common stock equivalents. The reconciliation of the numerator and denominator used for the computation of basic and diluted earnings per common share is as follows (in thousands, except per share data):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$2,031	$5,835
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	70,875	73,261
Common stock equivalents:
Employee stock options	135	508
PSUs and Performance Share Awards	78	2
Weighted average diluted number of common shares outstanding	71,088	73,771

Basic earnings per common share	$0.03	$0.08
Diluted earnings per common share	$0.03	$0.08

Incentive Plan securities excluded from dilution(1)	2	18

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
We calculate earnings per share using the “two-class” method, whereby unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are “participating securities” and, therefore, these participating securities are treated as a separate class in computing earnings per share. The calculation of earnings per share presented here excludes the income attributable to unvested restricted stock units related to our Incentive Plan from the numerator and excludes the dilutive impact of those shares from the denominator. Awards subject to the achievement of performance conditions or market conditions for which such conditions had been met at the end of any of the fiscal periods presented are included in the computation of diluted earnings per common share if their effect was dilutive.
NOTE 9 — WARRANTY
We sell weathertightness warranties to our customers for protection from leaks in our roofing systems related to weather. These warranties generally range from 2 years to 20 years. We sell two types of warranties, standard and Single Source™, and three grades of coverage for each. The type and grade of coverage determines the price to the customer. For standard warranties, our responsibility for leaks in a roofing system begins after 24 consecutive leak-free months. For Single Source™ warranties, the roofing system must pass our inspection before warranty coverage will be issued. Inspections are typically performed at three stages of the roofing project: (i) at the project start-up; (ii) at the project mid-point; and (iii) at the project completion. These inspections are included in the cost of the warranty. If the project requires or the customer requests additional inspections, those inspections are billed to the customer. Upon the sale of a warranty, we record the resulting revenue as deferred revenue, which is included in other accrued expenses on our consolidated balance sheets.
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal three months ended (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Beginning balance	$27,200	$25,669
Warranties sold	606	746
Revenue recognized	(772)	(862)
Ending balance	$27,034	$25,553
NOTE 10 — DEFINED BENEFIT PLANS
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

CENTRIA Benefit Plans — As a result of the CENTRIA Acquisition on January 16, 2015, we assumed noncontributory defined benefit plans covering certain hourly employees (the “CENTRIA Benefit Plans”) and are closed to new participants. Benefits under the CENTRIA Benefit Plans are calculated based on fixed amounts for each year of service rendered, although benefits accruals for one of the plans previously ceased. Plan assets of the CENTRIA Benefit Plans are invested in broadly diversified portfolios of domestic and international equity mutual funds, bonds, mortgages and other funds. CENTRIA also sponsors postretirement medical and life insurance plans that cover certain of its employees and their spouses (the “OPEB Plans”).
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended January 29, 2017			Fiscal Three Months Ended January 31, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$24	$9	$33	$(3)	$5	$2
Interest cost	513	64	577	439	38	477
Expected return on assets	(700)	—	(700)	(453)	—	(453)
Amortization of prior service credit	(2)	—	(2)	(2)	—	(2)
Amortization of net actuarial loss	344	—	344	292	—	292
Net periodic benefit cost	$179	$73	$252	$273	$43	$316

Funding contributions	$234	$—	$234	$371	$—	$371
We expect to contribute an additional $1.7 million to the Defined Benefit Plans for the remainder of fiscal 2017. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 11 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	January 29, 2017	October 30, 2016
Credit Agreement, due June 2019 (variable interest, at 4.25% on January 29, 2017 and on October 30, 2016)	$144,147	$154,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (variable interest, at our option as described below)	—	—
Less: unamortized deferred financing costs(1)	7,719	8,096
Total long-term debt, net of deferred financing costs	$386,428	$396,051

(1)
Includes the unamortized deferred financing costs associated with the Notes and Credit Agreement. The unamortized deferred financing costs associated with the Amended ABL Facility of $0.9 million and $1.1 million as of January 29, 2017 and October 30, 2016, respectively, are classified in other assets on the consolidated balance sheets.

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
Credit Agreement
The Company’s Credit Agreement provided for a term loan credit facility (“Term Loan”) in an original aggregate principal amount of $250.0 million. The Credit Agreement will mature on June 24, 2019. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Term Loan will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both January 29, 2017 and October 30, 2016, the interest rate on the Term Loan was 4.25%.
During each of the three month periods ended January 29, 2017 and January 31, 2016, the Company made voluntary prepayments of $10.0 million on the outstanding principal amount of the Term Loan.
Amended ABL Facility
The Company’s Asset-Based Lending Facility (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 29, 2017 and October 30, 2016, the Company’s excess availability under the Amended ABL Facility was $140.9 million and $140.9 million, respectively. The Company borrowed and fully repaid $30.0 million under the Amended ABL Facility during the three months ended January 29, 2017. At both January 29, 2017 and October 30, 2016, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at January 29, 2017 and October 30, 2016, standby letters of credit related to certain insurance policies totaling approximately $9.1 million and $9.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.
The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of January 29, 2017 and October 30, 2016 was $21.1 million and $21.1 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at January 29, 2017 and October 30, 2016, NCI’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 2.81:1.00 and 2.86:1.00, respectively.
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
For additional information on the Notes, Credit Agreement and the Amended ABL Facility, including guarantees and security, see our Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. As of January 29, 2017, the Company was in compliance with all covenants that were in effect on such date. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016.
Insurance Note Payable
As of October 30, 2016, the Company had an outstanding note payable in the amount of $0.5 million related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
NOTE 12 — CD&R FUNDS
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Stockholders Agreement”), the CD&R Fund VIII and the Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was converted into shares of our common stock on May 14, 2013. At January 29, 2017 and October 30, 2016, the CD&R Funds owned approximately 42.3% and 42.3%, respectively, of the outstanding shares of our common stock. See “Transactions with Related Persons” in our Proxy Statement on Schedule 14A, as filed with the SEC on January 25, 2017, for a description of the rights held by the CD&R Funds under the terms and conditions of the Investment Agreement and the Stockholders Agreement.
NOTE 13 — STOCK REPURCHASE PROGRAM
On September 8, 2016, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program.
During the three months ended January 29, 2017, the Company repurchased approximately 0.2 million shares for $3.5 million under the stock repurchase program. At January 29, 2017, approximately $39.9 million remained available for stock repurchases under the program. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the common stock repurchased during the three months ended January 29, 2017, the Company also withheld shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of January 29, 2017 and October 30, 2016 because of their relatively short maturities. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	January 29, 2017		October 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$144,147	$143,426	$154,147	$154,147
8.25% senior notes, due January 2023	250,000	271,875	250,000	272,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at January 29, 2017 and October 30, 2016.
Money market: Money market funds have original maturities of three months or less. The original cost of these assets approximates fair value due to their short-term maturity.
Mutual funds: Mutual funds are valued at the closing price reported in the active market in which the mutual fund is traded.
Assets held for sale: Assets held for sale are valued based on current market conditions, prices of similar assets in similar condition and expected proceeds from the sale of the assets, representative of Level 3 inputs. As of January 29, 2017, no assets held for sale had a fair value less cost to sell below the carrying amount.
Deferred compensation plan liability: Deferred compensation plan liability is comprised of phantom investments in the deferred compensation plan and is valued at the closing price reported in the active markets in which the money market and mutual funds are traded.
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of January 29, 2017 and October 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	January 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,118	$—	$—	$1,118
Mutual funds – Growth	847	—	—	847
Mutual funds – Blend	1,707	—	—	1,707
Mutual funds – Foreign blend	749	—	—	749
Mutual funds – Fixed income	—	1,495	—	1,495
Total short-term investments in deferred compensation plan	4,421	1,495	—	5,916
Total assets	$4,421	$1,495	$—	$5,916

Liabilities:
Deferred compensation plan liability	$—	$4,175	$—	$4,175
Total liabilities	$—	$4,175	$—	$4,175

	October 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$422	$—	$—	$422
Mutual funds – Growth	773	—	—	773
Mutual funds – Blend	3,118	—	—	3,118
Mutual funds – Foreign blend	730	—	—	730
Mutual funds – Fixed income	—	705	—	705
Total short-term investments in deferred compensation plan	5,043	705	—	5,748
Total assets	$5,043	$705	$—	$5,748

Liabilities:
Deferred compensation plan liability	$—	$3,847	$—	$3,847
Total liabilities	$—	$3,847	$—	$3,847

(1)
Unrealized holding losses for the three months ended January 29, 2017 and January 31, 2016 were $(0.5) million and $(0.4) million, respectively. The net unrealized holding gain was insignificant for the fiscal year ended October 30, 2016. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

NOTE 15 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Statutory federal income tax rate	35.0%	35.0%
State income taxes	4.1%	3.4%
Domestic production activities deduction	(3.3)%	(3.2)%
Non-deductible expenses	1.4%	0.9%
Tax credits	(1.1)%	(1.2)%
China valuation allowance	1.9%	0.9%
One-time adjustment due to tax law change	—%	(6.5)%
Nontaxable gain from bargain purchase	—%	(1.4)%
Other	0.5%	1.5%
Effective tax rate	38.5%	29.4%
The increase in the effective tax rate was primarily the result of the one-time adjustment in fiscal 2016 related to the research and development credit for fiscal 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal 2016 as well as the nontaxable gain on bargain purchase from the Hamilton acquisition (See Note 2 — Acquisition). There were no similar items in the first quarter of fiscal 2017. The ongoing benefit for the research and development credit in fiscal years 2017 and 2016 described above is reflected in “Tax credits” in the table above.
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
Corporate assets consist primarily of cash, but also include deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income.
The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Total sales:
Engineered building systems	$151,263	$148,975
Metal components	245,300	230,456
Metal coil coating	64,202	51,206
Intersegment sales	(69,062)	(60,623)
Total sales	$391,703	$370,014
External sales:
Engineered building systems	$145,021	$145,950
Metal components	218,959	202,901
Metal coil coating	27,723	21,163
Total sales	$391,703	$370,014
Operating income (loss):
Engineered building systems	$6,503	$12,462
Metal components	16,030	16,104
Metal coil coating	5,244	4,819
Corporate	(17,891)	(18,126)
Total operating income	$9,886	$15,259
Unallocated other expense, net	(6,572)	(6,914)
Income before income taxes	$3,314	$8,345

	January 29, 2017	October 30, 2016
Total assets:
Engineered building systems	$223,341	$229,422
Metal components	646,624	654,534
Metal coil coating	79,015	87,194
Corporate	30,430	79,050
Total assets	$979,410	$1,050,200

NOTE 17 — CONTINGENCIES
As a manufacturer of products primarily for use in nonresidential building construction, the Company is inherently exposed to various types of contingent claims, both asserted and unasserted, in the ordinary course of business. As a result, from time to time, the Company and/or its subsidiaries become involved in various legal proceedings or other contingent matters arising from claims, or potential claims. The Company insures against these risks to the extent deemed prudent by its management and to the extent insurance is available. Many of these insurance policies contain deductibles or self-insured retentions in amounts the Company deems prudent and for which the Company is responsible for payment. In determining the amount of self-insurance, it is the Company’s policy to self-insure those losses that are predictable, measurable and recurring in nature, such as claims for automobile liability and general liability. The Company regularly reviews the status of ongoing proceedings and other contingent matters along with legal counsel. Liabilities for such items are recorded when it is probable that the liability has been incurred and when the amount of the liability can be reasonably estimated. Liabilities are adjusted when additional information becomes available. Management believes that the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. However, such matters are subject to many uncertainties and outcomes are not predictable with assurance.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016.

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
We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2017, our year end will be October 29, 2017.
We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit and operating income, as well as whether each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.
First Fiscal Quarter
While our operating results for the first quarter of fiscal 2017 showed modest revenue growth of approximately 6% over the prior year, the overall results for the quarter reflected our muted expectations for the beginning of fiscal 2017 due to the slowdown of business activity experienced in the latter part of our fourth quarter in fiscal 2016 and into the first few weeks of fiscal 2017. However, the pace of business has since increased and we expect a stronger second quarter in fiscal 2017 than the first quarter. We continue to focus on growing and integrating insulated panel products into our building and components businesses. We are realizing the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We are also maintaining commercial pricing discipline in an environment of volatile steel prices.
Consolidated revenues increased by approximately 6% from the same period in the prior year. The year-over-year improvement was primarily driven by tonnage volume growth, most notably in the metal components and metal coil coating segments, as well as the pass-through of rising steel prices. Revenue growth was consistent with the underlying increase in volumes.
Due to higher material costs and less favorable product sales mix during the first quarter of fiscal 2017, gross margin contracted by approximately 280 basis points to 21.4% of sales from the same period last year. However, we continue to achieve operating leverage on higher volumes and remain focused on commercial discipline and manufacturing efficiencies. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 130 basis points to 17.6% compared to the same period last year, as we continue to execute on our strategic initiatives.

We believe we have established a business platform that should enable us to continue to outperform the nonresidential construction market and to achieve above market growth on both the top line and bottom line in fiscal 2017. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver growth above nonresidential market growth during fiscal 2017 in our legacy businesses and also in our insulated metal panel (“IMP”) products through our multiple sales channels.
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
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. Following a significant downturn in 2008 and 2009, the current recovery of low-rise construction has been uneven and slow, but is now showing some signs of steady growth. The annual volume of new construction starts remains below previous cyclical trough levels of activity from the last 50 years. However, we believe that the economy is recovering and that the nonresidential construction industry will return to mid-cycle levels of activity over the next several years. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968, as compiled and reported by Dodge Data & Analytics:
Current market data continues to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were down approximately 4% during fiscal 2016 as compared to fiscal 2015. Even though this measure tends to be revised upward in succeeding periods, we believe the underlying growth we are achieving is outpacing market activity. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum in fiscal 2017.
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
Restructuring
In light of the Company’s recent acquisitions and restructuring efforts, we have developed plans to improve cost efficiency through the optimization of our combined manufacturing plant and equipment footprint and the elimination of certain fixed and indirect ESG&A costs. During the three months ended January 29, 2017, we incurred charges of $2.3 million associated with restructuring actions, including $1.9 million and $0.3 million associated with our engineered building systems and metal components segments, respectively. These charges primarily include severance related costs associated with the closing of two manufacturing facilities during the first quarter of fiscal 2017, including one facility each in our engineered building systems and metal components segments.
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
Corporate assets consist primarily of cash, but also include deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income. See Note 16 — Operating Segments in the notes to the unaudited consolidated financial statements for more information on our segments.
The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Total sales:
Engineered building systems	$151,263	$148,975
Metal components	245,300	230,456
Metal coil coating	64,202	51,206
Intersegment sales	(69,062)	(60,623)
Total sales	$391,703	$370,014
External sales:
Engineered building systems	$145,021	$145,950
Metal components	218,959	202,901
Metal coil coating	27,723	21,163
Total sales	$391,703	$370,014
Operating income (loss):
Engineered building systems	$6,503	$12,462
Metal components	16,030	16,104
Metal coil coating	5,244	4,819
Corporate	(17,891)	(18,126)
Total operating income	$9,886	$15,259
Unallocated other expense	(6,572)	(6,914)
Income before income taxes	$3,314	$8,345
FISCAL THREE MONTHS ENDED JANUARY 29, 2017 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 31, 2016
Consolidated sales increased by 5.9%, or $21.7 million, for the three months ended January 29, 2017, compared to the three months ended January 31, 2016. The increase in revenue resulted from higher tonnage volume during the current period, particularly in our metal components and metal coil coating segments, as well as the pass-through effect of rising steel prices. The increase was also related to commercial sales discipline across our segments.
Consolidated cost of sales increased by 9.9%, or $26.7 million, for the three months ended January 29, 2017, compared to the three months ended January 31, 2016. The increase in cost of sales resulted primarily from higher tonnage volume and higher material costs during the current period.
Gross margin percentage was 21.4% for the three months ended January 29, 2017, compared to 24.2% for the same period in the prior year. The decrease in gross margin primarily resulted from the temporary impact of higher steel prices, which may significantly impact a quarter in isolation, but do not typically significantly impact gross margin over a longer time horizon, and less favorable product sales mix in our metal components segment. These were partially offset by increased operating leverage from higher tonnage volume and continued focus on value-oriented commercial sales discipline.
Engineered building systems sales increased by 1.5%, or $2.3 million, to $151.3 million in the three months ended January 29, 2017, from $149.0 million in the same period in the prior year. Sales to third parties for the three months ended January 29, 2017 decreased by $0.9 million to $145.0 million from $146.0 million in the same period in the prior year, primarily due lower tonnage volume. Engineered building systems third-party sales accounted for 37.0% of total consolidated third-party sales in the three months ended January 29, 2017, compared to 39.4% in the three months ended January 31, 2016.
Operating income of the engineered building systems segment decreased to $6.5 million in the three months ended January 29, 2017, from $12.5 million in the same period in the prior year. The $6.0 million decrease resulted primarily from rapidly rising steel costs during the current period as compared to the same period in the prior fiscal year.
Metal components sales increased by 6.4%, or $14.8 million, to $245.3 million in the three months ended January 29, 2017, from $230.5 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume and commercial discipline, partially offset by less favorable sales mix. Sales to third parties for the three months ended January 29, 2017 increased by $16.1 million to $219.0 million from $202.9 million in the same period in the prior year. Metal components third-party sales accounted for 55.9% of total consolidated third-party sales in the three months ended January 29, 2017, compared to 54.8% in the three months ended January 31, 2016.

Operating income of the metal components segment decreased to $16.0 million in the three months ended January 29, 2017, compared to $16.1 million in the same period in the prior year. The $0.1 million decrease was driven primarily by less favorable product sales mix and lower manufacturing efficiency due to a facility being off line for planned improvements, partially offset by the combined benefit of higher sales, effective supply chain management and commercial discipline.
Metal coil coating sales increased by 25.4%, or $13.0 million, to $64.2 million in the three months ended January 29, 2017, compared to $51.2 million in the same period in the prior year. Sales to third parties for the three months ended January 29, 2017 increased by $6.6 million to $27.7 million from $21.2 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal coil coating third-party sales accounted for 7.1% of total consolidated third-party sales in the three months ended January 29, 2017, compared to 5.7% in the three months ended January 31, 2016.
Operating income of the metal coil coating segment increased to $5.2 million in the three months ended January 29, 2017, from $4.8 million in the same period in the prior year. The $0.4 million increase was primarily due to the increase in sales as noted above, partially offset by higher material costs and lower manufacturing efficiency.
Consolidated engineering, selling, general and administrative expenses decreased to $69.0 million in the three months ended January 29, 2017, compared to $69.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.6% for the three months ended January 29, 2017, as compared to 18.9% for the three months ended January 31, 2016. The $0.8 million decrease was primarily due to operating leverage achieved from higher volumes and execution of our strategic initiatives.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended January 29, 2017, compared to $2.4 million in the same period in the prior year.
Consolidated strategic development and acquisition related costs for the three months ended January 29, 2017 were $0.4 million, compared to $0.7 million for the three months ended January 31, 2016. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
Consolidated restructuring and impairment charges for the three months ended January 29, 2017 and January 31, 2016 were $2.3 million and $1.5 million, respectively. These charges relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. We closed two facilities during the first quarter of fiscal 2017, including one in our engineered building systems segment and one in our metal components segment, and incurred primarily severance-related costs in connection with these closures.
Consolidated interest expense decreased to $6.9 million for the three months ended January 29, 2017, compared to $7.9 million for the same period of the prior year. The decrease in interest expense is a primarily a result of voluntary principal prepayments we have made on our Term Loan during fiscal 2017 and 2016.
Consolidated foreign exchange loss for the three months ended January 29, 2017 was a $0.1 million loss, compared to a $0.7 million loss for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $1.3 million for the three months ended January 29, 2017, compared to $2.5 million for the same period in the prior year. The effective tax rate for the three months ended January 29, 2017 was 38.5%, compared to 29.4% for the same period in the prior year. The change in the effective tax rate was primarily driven by a one-time adjustment in the first quarter of fiscal 2016 related to the research and development credit for fiscal 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal 2016 as well as the nontaxable gain on bargain purchase from the Hamilton acquisition. There were no corresponding items in the first quarter of fiscal 2017.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.4 million as of October 30, 2016 to $15.8 million as of January 29, 2017. The following table summarizes our consolidated cash flows for the three months ended January 29, 2017 and January 31, 2016 (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Net cash used in operating activities	$(31,878)	$(4,200)
Net cash used in investing activities	(4,120)	(5,777)
Net cash used in financing activities	(13,702)	(15,495)
Effect of exchange rate changes on cash and cash equivalents	86	(341)
Net decrease in cash and cash equivalents	(49,614)	(25,813)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$15,789	$73,849
Operating Activities
Our business is both seasonal and cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to economic conditions. We rely on cash and short-term borrowings, when needed, to meet cyclical and seasonal increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.
Net cash used in operating activities was $31.9 million during the three months ended January 29, 2017 compared to $4.2 million in the comparable period of fiscal 2016. The net cash used in the current period was primarily for working capital as described below.
Net cash used in accounts receivable was $19.2 million for the three months ended January 29, 2017, compared to net cash used of $23.7 million for the three months ended January 31, 2016. Our days sales outstanding as of January 29, 2017 and January 31, 2016 were 39.2 days and 36.8 days, respectively. The increase in our accounts receivable balance was primarily the result of higher sales during the current period.
For the three months ended January 29, 2017, the change in cash relating to inventory was $12.4 million and resulted partially from higher inventory purchases to support higher sales, and also due to purchases in advance of steel price increases during the current quarter. Our days inventory on-hand increased to 57.0 days as of January 29, 2017 from 50.5 days as of January 31, 2016.
Net cash used in accounts payable for the three months ended January 29, 2017 was $30.2 million, down from $35.6 million in the three months ended January 31, 2016. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of January 29, 2017 decreased to 33.4 days from 37.2 days as of January 31, 2016.
Investing Activities
Net cash used in investing activities decreased during the three months ended January 29, 2017 to $4.1 million from $5.8 million in the comparable period in the prior year. We used $4.1 million for capital expenditures in the three months ended January 29, 2017. In the three months ended January 31, 2016, $5.8 million in cash was used for capital expenditures and $2.2 million was used for the acquisition of the Hamilton operations. Additionally, we sold assets that had been classified as held for sale for $3.1 million during the fiscal three months ended January 31, 2016.
Financing Activities
Net cash used in financing activities was $13.7 million during the three months ended January 29, 2017 compared to $15.5 million of cash used in financing activities in the comparable prior year period. During the three months ended January 29, 2017, we made a $10.0 million voluntary principal prepayment on borrowings under our Credit Agreement, borrowed $30.0 million on our Amended ABL Facility and fully repaid that amount as of the end of the quarter, used $3.5 million to repurchase shares of our outstanding common stock under the program previously approved by the Board of Directors and used $2.4 million for purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. We received $1.0 million in cash proceeds from the exercises of stock options.
During the three months ended January 31, 2016, we used $4.6 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in January 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $10.0 million to make a voluntary principal prepayment on borrowings under our Credit Agreement.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.

Debt
As of January 29, 2017, we had an aggregate principal amount of $394.1 million of outstanding indebtedness, comprising $144.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $140.9 million as of January 29, 2017. In addition, standby letters of credit related to certain insurance policies totaling approximately $9.1 million were outstanding but undrawn under the Amended ABL Facility. The Company borrowed and fully repaid $30.0 million under our Amended ABL Facility during the three months ended January 29, 2017. At January 29, 2017, we had no revolving loans outstanding under the Amended ABL Facility.
For additional information, see Note 11 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements.
Equity Investment
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Stockholders Agreement”), the CD&R Fund VIII and the Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was converted into shares of our Common Stock on May 14, 2013.
At January 29, 2017 and October 30, 2016, the CD&R Funds owned approximately 42.3% and 42.3%, respectively, of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $140.9 million available at January 29, 2017 and we have a cash balance of $15.8 million as of January 29, 2017.
We expect to contribute $1.7 million to our defined benefit plans during the remainder of fiscal 2017.
We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $25 million and $30 million for fiscal 2017 and expansion when needed.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At January 29, 2017, approximately $39.9 million remained available for stock repurchases under the program. In addition to the common stock repurchased during the three months ended January 29, 2017 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
The Company may repurchase, redeem or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include open market debt repurchases, negotiated repurchases, other redemptions or retirements of outstanding debt, opportunistic refinancing of debt and raising additional capital. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding on its consolidated balance sheets.
NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income per diluted common share and adjusted net income applicable to common shares. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement, Amended ABL Facility, and Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Three Months Ended January 29, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,503	$16,030	$5,244	$(17,891)	$9,886
Restructuring and impairment charges	1,910	305	—	49	2,264
Strategic development and acquisition related costs	—	—	—	357	357
Adjusted operating income (loss)	$8,413	$16,335	$5,244	$(17,485)	$12,507

	Three Months Ended January 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$12,462	$16,104	$4,819	$(18,126)	$15,259
Restructuring and impairment charges	500	285	—	725	1,510
Strategic development and acquisition related costs	—	366	—	315	681
(Gain) on sale of assets and asset recovery	(725)	—	—	—	(725)
Adjusted operating income (loss)	$12,237	$16,755	$4,819	$(17,086)	$16,725

The following tables reconcile adjusted EBITDA to net income (loss) for the periods indicated (in thousands):

	2nd Quarter May 1, 2016	3rd Quarter July 31, 2016	4th Quarter October 30, 2016	1st Quarter January 29, 2017	Trailing 12 Months January 29, 2017
Net income	$2,420	$23,715	$19,001	$2,039	$47,175
Add:
Depreciation and amortization	10,765	10,595	9,817	10,315	41,492
Consolidated interest expense, net	7,792	7,685	7,548	6,881	29,906
Provision for income taxes	1,209	11,627	12,649	1,275	26,760
Restructuring and impairment charges	1,149	778	815	2,264	5,006
Strategic development and acquisition related costs	579	819	590	357	2,345
Share-based compensation	2,468	2,661	3,181	3,042	11,352
(Gain) loss on sale of assets and asset recovery	(927)	(52)	62	—	(917)
Adjusted EBITDA	$25,455	$57,828	$53,663	$26,173	$163,119

	2nd Quarter May 3, 2015	3rd Quarter August 2, 2015	4th Quarter November 1, 2015	1st Quarter January 31, 2016	Trailing 12 Months January 31, 2016
Net income (loss)	$(7,489)	$7,220	$18,407	$5,892	$24,030
Add:
Depreciation and amortization	13,766	14,541	13,354	10,747	52,408
Consolidated interest expense, net	8,280	8,135	7,993	7,847	32,255
Provision for (benefit from) income taxes	(4,087)	3,520	10,029	2,453	11,915
Restructuring and impairment charges	1,714	504	7,611	1,510	11,339
(Gain) from bargain purchase	—	—	—	(1,864)	(1,864)
Strategic development and acquisition related costs	628	701	1,143	681	3,153
(Gain) on legal settlements	—	—	(3,765)	—	(3,765)
Fair value adjustments of acquired inventory	775	1,000	—	—	1,775
Share-based compensation	2,201	2,568	1,677	2,582	9,028
(Gain) loss on sale of assets and asset recovery	—	—	—	(725)	(725)
Adjusted EBITDA	$15,788	$38,189	$56,449	$29,123	$139,549

The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Net income per diluted common share, GAAP basis	$0.03	$0.08
Restructuring and impairment charges	0.03	0.02
Strategic development and acquisition related costs	0.00	0.01
(Gain) on sale of assets and asset recovery	—	(0.01)
(Gain) from bargain purchase	—	(0.03)
Tax effect of applicable non-GAAP adjustments(1)	(0.01)	(0.01)
Adjusted net income per diluted common share	$0.05	$0.07

	Fiscal Three Months Ended
	January 29, 2017	January 31, 2016
Net income per diluted common share, GAAP basis	$2,031	$5,835
Restructuring and impairment charges	2,264	1,510
Strategic development and acquisition related costs	357	681
(Gain) on sale of assets and asset recovery	—	(725)
(Gain) from bargain purchase	—	(1,864)
Tax effect of applicable non-GAAP adjustments(1)	(1,022)	(572)
Adjusted net income applicable to common shares	$3,630	$4,865

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.
OFF-BALANCE SHEET ARRANGEMENTS
 As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 29, 2017, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
There have been no material changes in our future contractual obligations since the end of fiscal 2016 other than the normal expiration of existing contractual obligations. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 for more information on our contractual obligations. See Note 11 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 30, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, and will be adopted using either a full or modified retrospective approach. We are currently assessing the potential effects of these changes to our consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight cash flow classification issues with the objective of reducing differences in practice. We will be required to adopt the amendments in this ASU in annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. Adoption is required to be on a retrospective basis, unless impracticable for any of the amendments, in which case a prospective application is permitted. We are evaluating the impact that ASU 2016-15 will have on our consolidated financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. Entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. We will be required to adopt this guidance on a retrospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. We are evaluating the impact ASU 2016-18 will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This ASU adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the new guidance, if a single asset or group of similar identifiable assets comprise substantially all of the fair value of the gross assets acquired (or disposed of) in a transaction, the assets and related activities are not a business. Also, a minimum of an input process and a substantive process must be present and significantly contribute to the ability to create outputs in order to be considered a business. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. We are evaluating the impact ASU 2017-01 will have on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We will be required to adopt the amendments in this ASU on a prospective basis in the annual and interim periods for our fiscal year ending October 31, 2021, with early adoption permitted. We are evaluating the impact ASU 2017-04 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 29, 2017, material costs (predominantly steel costs) constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
Although we have the ability to purchase steel from a number of suppliers, a production cutback by one or more of our current suppliers could create challenges in meeting delivery schedules to our customers. Because we have periodically adjusted our contract prices, particularly in the engineered building systems segment, we have generally been able to pass increases in our raw material costs through to our customers. The graph below shows the monthly CRU Index data for the North American Steel Price Index over a historical eight-year period. The CRU North American Steel Price Index has been published by the CRU Group since 1994 and we believe this index appropriately depicts the volatility we have experienced in steel prices. The index, based on a CRU survey of industry participants, is now commonly used in the settlement of physical and financial contracts in the steel industry. The prices surveyed are purchases for forward delivery, according to lead time, which will vary. For example, the January index would likely approximate our fiscal March steel purchase deliveries based on current lead-times. The volatility in this steel price index is comparable to the volatility we experience in our average cost of steel.
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
With material costs (predominantly steel costs) accounting for approximately 69% of our cost of sales for the fiscal three months ended January 29, 2017, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $2.1 million for the three months ended January 29, 2017. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At January 29, 2017, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At January 29, 2017, we had $144.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The fair value of our Credit Agreement at January 29, 2017 and October 30, 2016 was approximately $143.4 million and $154.1 million, respectively, compared to a face value of approximately $144.1 million and $154.1 million, respectively.
See Note 11 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.5) million and $(0.2) million, for the three month periods ended January 29, 2017 and January 31, 2016, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three month periods ended January 29, 2017 and January 31, 2016 was $0.5 million and $(0.3) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month periods ended January 29, 2017 and January 31, 2016 was $0.1 million and $(0.3) million, respectively.
We have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three month periods ended January 29, 2017 and January 31, 2016.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 29, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective because the material weaknesses described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 continued to exist as of January 29, 2017, as discussed below.
Material Weaknesses Previously Disclosed
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 that we had identified material weaknesses in our internal controls over financial reporting relating to (1) the control environment of the CENTRIA subsidiary, which the Company acquired in January 2015, and (2) the design of controls over the allocation of total contract consideration in multiple element revenue arrangements within the Company’s engineered building systems segment. In light of the material weaknesses, management performed additional review and other procedures prior to the filing of this Quarterly Report on Form 10-Q, which did not result in any adjustments to the consolidated financial statements. These material weaknesses did not result in any material misstatements to our consolidated financial statements in any prior periods or for the three months ended January 29, 2017.
Status of Remediation Efforts to Address Material Weaknesses
We are committed to the remediation of the material weaknesses in a timely manner. We have developed a remediation plan that will address the material weaknesses in internal control over financial reporting and we have implemented certain aspects of our plan as of January 29, 2017, including:

•
Hired a Director of Controls and Compliance (reports directly to the Company’s Chief Financial Officer), an accounting manager at the CENTRIA subsidiary and made several other personnel changes to bolster the oversight of the Company’s internal control over financial reporting

•	Formalized and modified certain existing critical accounting procedures for the affected areas of internal control over financial reporting

•	Established interim compensating or mitigating controls programs
We plan to continue to implement changes to the design of the controls over the affected processes and to ensure such controls function at an appropriate level as follows:

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
As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we will perform additional procedures, including the use of manual mitigating control procedures where necessary, and will employ additional resources deemed necessary to provide assurance that our financial statements continue to be fairly stated in all material respects. As we continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, we may determine that additional measures are necessary to address these control deficiencies or that a modification of certain of the remediation measures described above is appropriate. The identified material weaknesses in internal controls will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated.
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

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 17, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 30, 2016. The risks disclosed in our previous Annual Report on Form 10-K and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We are providing the following information regarding changes that have occurred to previously disclosed risk factors from our Annual Report on Form 10-K for the year ended October 30, 2016. Except for such additional information, we believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016.
Changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material effect on the Company’s business in the future.
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact the Company’s business. For example, the Company’s business activity levels are heavily influenced by the U.S. domestic economy and changes in administration policies may result in changes in tax rates and/or prevailing interest rates, which could either stimulate or contract activity levels in the domestic economy. More specifically, the Company has had a production facility in Mexico for approximately 20 years and purchases a material amount of manufactured products from this subsidiary. For example, in fiscal 2016, the Company imported approximately $53 million of metal building products from the Company’s Mexican subsidiary. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the U.S. federal tax code, including possible elimination of interest deduction and imposition of taxes on imports, and modifications to international trade policy.  Any such changes, if unmitigated by changes in our supply chain or tax organization structures, may make it more difficult and/or more expensive for us and, thus, could have a material adverse effect on the Company’s results of operations and limit its growth.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the stock repurchase activity during the first quarter of fiscal 2017 relating to the Company’s current program and the approximate number and dollar value of shares that may yet be purchased pursuant to our stock repurchase program (in thousands, except share data):
ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Programs (in thousands)(2)
October 31, 2016 to November 27, 2016	249,172	$14.18	249,172	$39,870
November 28, 2016 to December 25, 2016	153,653	$15.55	—	$39,870
December 26, 2016 to January 29, 2017	—	$—	—	$39,870
Total	402,825	$14.70	249,172

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

(2)
On September 8, 2016, our board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding common stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At January 29, 2017, approximately $39.9 million remains available for stock repurchases under the program.

Item 5. Other Information.
None.

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

NCI BUILDING SYSTEMS, INC.

Date: March 8, 2017	By:	/s/ Mark E. Johnson
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