Form 10-Q
period 2017-04-30
NCI BUILDING SYSTEMS INC
filed 2017-06-07
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value - 70,899,742 shares as of June 1, 2017.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$49,682	$65,403
Restricted cash	70	310
Accounts receivable, net	168,625	182,258
Inventories, net	195,441	186,824
Income taxes receivable	—	982
Deferred income taxes	26,126	29,104
Investments in debt and equity securities, at market	6,469	5,748
Prepaid expenses and other	39,452	29,971
Assets held for sale	5,044	4,256
Total current assets	490,909	504,856
Property, plant and equipment, net	234,831	242,212
Goodwill	154,291	154,271
Intangible assets, net	141,958	146,769
Other assets, net	1,824	2,092
Total assets	$1,023,813	$1,050,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$1,373	$460
Accounts payable	121,177	142,913
Accrued compensation and benefits	55,760	72,612
Accrued interest	6,156	7,165
Accrued income taxes	1,119	—
Other accrued expenses	102,580	103,384
Total current liabilities	288,165	326,534
Long-term debt, net of deferred financing costs of $7,341 and $8,096 on April 30, 2017 and October 30, 2016, respectively	386,806	396,051
Deferred income taxes	24,701	24,804
Other long-term liabilities	21,267	21,494
Total long-term liabilities	432,774	442,349
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 71,191,046 and 71,581,273 shares issued at April 30, 2017 and October 30, 2016, respectively; 70,899,918 and 70,806,202 shares outstanding at April 30, 2017 and October 30, 2016, respectively	712	715
Additional paid-in capital	598,670	603,120
Accumulated deficit	(283,757)	(302,706)
Accumulated other comprehensive loss, net	(10,611)	(10,553)
Treasury stock, at cost (291,128 and 775,071 shares at April 30, 2017 and October 30, 2016, respectively)	(2,140)	(9,259)
Total stockholders’ equity	302,874	281,317
Total liabilities and stockholders’ equity	$1,023,813	$1,050,200

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Sales	$420,464	$372,247	$812,167	$742,261
Cost of sales	319,488	283,799	627,240	564,822
Loss (gain) on sale of assets and asset recovery	137	(927)	137	(1,652)
Gross profit	100,839	89,375	184,790	179,091
Engineering, selling, general and administrative expenses	75,124	74,648	144,164	144,498
Intangible asset amortization	2,405	2,405	4,810	4,821
Strategic development and acquisition related costs	124	579	481	1,260
Restructuring and impairment charges	315	1,149	2,578	2,659
Gain on insurance recovery	(9,601)	—	(9,601)	—
Income from operations	32,472	10,594	42,358	25,853
Interest income	138	52	144	74
Interest expense	(7,479)	(7,844)	(14,365)	(15,713)
Foreign exchange gain (loss)	127	576	50	(166)
Gain from bargain purchase	—	—	—	1,864
Other income, net	322	251	708	62
Income before income taxes	25,580	3,629	28,895	11,974
Provision for income taxes	8,606	1,209	9,882	3,662
Net income	$16,974	$2,420	$19,013	$8,312
Net income allocated to participating securities	(115)	(23)	(131)	(79)
Net income applicable to common shares	$16,859	$2,397	$18,882	$8,233
Income per common share:
Basic	$0.24	$0.03	$0.27	$0.11
Diluted	$0.24	$0.03	$0.27	$0.11
Weighted average number of common shares outstanding:
Basic	70,988	72,352	70,933	72,806
Diluted	71,122	72,886	71,107	73,321

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Comprehensive income (loss):
Net income	$16,974	$2,420	$19,013	$8,312
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other(1)	(144)	492	(58)	151
Other comprehensive income (loss)	(144)	492	(58)	151
Comprehensive income	$16,830	$2,912	$18,955	$8,463

(1)
Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both the three months ended April 30, 2017 and May 1, 2016, and $0 in both the six months ended April 30, 2017 and May 1, 2016.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 30, 2016	71,581,273	$715	$603,120	$(302,706)	$(10,553)	(775,071)	$(9,259)	$281,317
Treasury stock purchases	—	—	—	—	—	(402,825)	(5,922)	(5,922)
Retirement of treasury shares	(888,435)	(8)	(12,898)	—	—	888,435	12,906	—
Issuance of restricted stock	362,946	4	(4)	—	—	(19,806)	—	—
Stock options exercised	135,027	1	1,195	—	—	—	—	1,196
Excess tax benefits from share-based compensation arrangements	—	—	1,515	—	—	—	—	1,515
Foreign exchange translation gain and other, net of taxes	—	—	15	(64)	(58)	—	—	(107)
Deferred compensation obligation	235	—	(135)	—	—	18,139	135	—
Share-based compensation	—	—	5,862	—	—	—	—	5,862
Net income	—	—	—	19,013	—	—	—	19,013
Balance, April 30, 2017	71,191,046	$712	$598,670	$(283,757)	$(10,611)	(291,128)	$(2,140)	$302,874

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Six Months Ended
	April 30, 2017	May 1, 2016
Cash flows from operating activities:
Net income	$19,013	$8,312
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	20,378	21,512
Amortization of deferred financing costs	954	954
Share-based compensation expense	5,862	5,050
Gain on insurance recovery	(9,601)	—
Losses (gains) on assets, net	262	(3,516)
Provision for doubtful accounts	1,406	1,898
Provision for deferred income taxes	(113)	1,668
Excess tax (benefits) shortfalls from share-based compensation arrangements	(1,515)	390
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	12,232	25,299
Inventories	(8,617)	6,555
Income taxes receivable	982	(4,140)
Prepaid expenses and other	(1,875)	3,699
Accounts payable	(21,737)	(24,633)
Accrued expenses	(11,068)	(22,976)
Other, net	(189)	(59)
Net cash provided by operating activities	6,374	20,013
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,343)
Capital expenditures	(11,556)	(10,280)
Proceeds from sale of property, plant and equipment	2,533	4,663
Proceeds from insurance	420	—
Net cash used in investing activities	(8,603)	(9,960)
Cash flows from financing activities:
Refund (deposit) of restricted cash	240	(49)
Proceeds from stock options exercised	1,196	1,401
Excess tax benefits (shortfalls) from share-based compensation arrangements	1,515	(390)
Proceeds from Amended ABL facility	35,000	—
Payments on Amended ABL facility	(35,000)	—
Payments on term loan	(10,000)	(20,000)
Payments on note payable	(458)	(531)
Purchases of treasury stock	(5,922)	(12,381)
Net cash used in financing activities	(13,429)	(31,950)
Effect of exchange rate changes on cash and cash equivalents	(63)	151
Net decrease in cash and cash equivalents	(15,721)	(21,746)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$49,682	$77,916

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2017
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and six month periods ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2017. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
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
Gain on Insurance Recovery
In June 2016, the Company experienced a fire at a facility in the metal components segment. During the second quarter of fiscal 2017, the Company settled the property damage claims with the insurers for actual cash value of $18.0 million. Of this amount, the Company received proceeds of $10.0 million from our insurers during the fourth quarter of fiscal 2016. The remaining $8.0 million was recorded as an insurance receivable on the consolidated balance sheet as of April 30, 2017 in prepaid and other assets. We subsequently received proceeds from the insurers in May 2017 in full satisfaction of the insurance receivable.
Approximately $8.8 million was previously recognized to offset the loss on involuntary conversion and other amounts incurred related to the incident. The remaining $9.2 million was recognized as a gain on insurance recovery in the consolidated statement of operations at April 30, 2017 as the associated contingency was resolved.
The Company’s property insurance policy is a replacement cost policy such that the Company will be reimbursed an additional amount of up to $4.7 million for the difference between the actual cash value and the replacement cost if and when the property is replaced and/or new assets are acquired. Such amount will only be recognized in the Company’s financial statements upon resolution of the associated contingency. Additionally, the Company anticipates additional insurance recoveries may be received for business interruption claims related to the fire.
The Company also settled an outstanding claim with insurers for hail damage sustained at a facility within the metal components segment. The Company received proceeds of $0.4 million, which was recognized as a gain on insurance recovery in the consolidated statement of operations during the three month period ended April 30, 2017.
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
In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as a separate asset. The retrospective adoption of this guidance in the first quarter of our fiscal 2017 resulted in a reclassification of approximately $8.1 million in deferred financing costs as of October 30, 2016 associated with our Notes and Credit Agreement (as defined in Note 11—Long-Term Debt and Note Payable) from other assets to long-term debt on our consolidated balance sheets.
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
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, and the Company is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. We are evaluating the impact of adopting this guidance.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. We are evaluating the impact of adopting this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019 for share-based payment awards modified on or after the adoption date. We are evaluating the impact ASU 2017-09 will have on our consolidated financial statements.

NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS
As part of the plans developed in the fourth quarter of fiscal 2015 primarily to improve ESG&A and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions and restructuring efforts, we incurred restructuring charges, primarily consisting of severance related costs of $0.3 million, including $0.2 million and $0.1 million in the engineered building systems segment and metal components segment, respectively, during the three months ended April 30, 2017. During the three months ended May 1, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $1.1 million, including $0.1 million and $0.6 million in the engineered building systems segment and metal components segment, respectively, and $0.4 million at corporate.
For the six months ended April 30, 2017, we incurred restructuring charges, primarily consisting of severance related costs of $2.6 million, including approximately $2.1 million and $0.5 million in the engineered building systems segment and metal components segment, respectively. For the six months ended May 1, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $2.7 million, including $0.6 million and $0.9 million in the engineered building systems segment and metal components segment, respectively, and $1.2 million at corporate.
The following table summarizes the costs and charges associated with the restructuring plans during the three and six months ended April 30, 2017, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended	Fiscal Six Months Ended
	April 30, 2017	April 30, 2017	Cost Incurred To Date (since inception)
General severance	$155	$1,043	$8,387
Plant closing severance	90	1,330	3,070
Asset impairments	—	125	5,969
Other restructuring costs	70	80	711
Total restructuring costs	$315	$2,578	$18,137
We expect to fully execute our plans in phases over the next 24 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through April 30, 2017 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred and other	1,043	1,330	2,373
Cash payments	(1,317)	(1,330)	(2,647)
Balance at April 30, 2017	$208	$—	$208

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

NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	April 30, 2017	October 30, 2016
Raw materials	$148,555	$145,060
Work in process and finished goods	46,886	41,764
	$195,441	$186,824

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three months ended April 30, 2017, we reclassified $3.4 million from property, plant and equipment to assets held for sale for idled facilities in our engineered building systems segment of $2.9 million and our metal components segment of $0.5 million that met the held for sale criteria. The total carrying value of assets held for sale (primarily representing idled facilities in our engineered building systems segment) was $5.0 million and $4.3 million as of April 30, 2017 and October 30, 2016, respectively. All of these assets continued to be actively marketed for sale or are under contract at April 30, 2017.
During the three months ended April 30, 2017, we completed the sale of an idle facility in the engineered building systems segment, along with related equipment, which had previously been classified in assets held for sale. In connection with the sale of these assets, we received net cash proceeds of $2.5 million, and recognized a net loss of $0.1 million, which is included in loss (gain) on sale of assets and asset recovery in the consolidated statements of operations.
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
As of April 30, 2017, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.

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
Stock option awards
During the six month periods ended April 30, 2017 and May 1, 2016, we granted 10,424 and 28,535 stock options, respectively. The grant date fair value of options granted during the six month periods ended April 30, 2017 and May 1, 2016 was $6.59 and $5.38, respectively. There were 0.1 million options with an intrinsic value of $1.1 million exercised during the six months ended April 30, 2017, respectively. Cash received from the option exercises was $1.2 million.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the six month periods ended April 30, 2017 and May 1, 2016, we granted PSUs with a total fair value of approximately $4.6 million and $5.2 million, respectively, to the Company’s senior executives.
Performance Share Awards granted to our key employees are paid 50% in cash and 50% in stock. Vesting of Performance Share Awards is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The Performance Share Awards vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. During the six months ended April 30, 2017 and May 1, 2016, we granted awards to key employees with equity fair values of $2.0 million and $2.4 million and cash values of $2.0 million and $2.1 million, respectively.
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
For the restricted stock units granted in December 2016 and 2015 to our senior executives, one-third vests annually. The restricted stock units granted in December 2014 to our senior executives vested two-thirds on December 15, 2016 and the remaining one-third vests on December 15, 2017. The PSUs granted in December 2016 and 2015 to our senior executives cliff vest at the end of the respective three-year performance period. The PSUs granted in December 2014 to our senior executives vested one-half on December 15, 2016 and the remaining one-half vests on December 15, 2017. During the six months ended April 30, 2017 and May 1, 2016, we granted time-based restricted stock units with a fair value of $4.0 million, representing 0.3 million shares, and $3.9 million, representing 0.3 million shares, respectively.
During the six month periods ended April 30, 2017 and May 1, 2016, we recorded share-based compensation expense for all awards of $5.9 million and $5.1 million, respectively.

Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.2 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of April 30, 2017. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 164,663 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.
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

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$16,859	$2,397	$18,882	$8,233
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	70,988	72,352	70,933	72,806
Common stock equivalents:
Employee stock options	134	534	138	515
PSUs and Performance Share Awards	—	—	36	—
Weighted average diluted number of common shares outstanding	71,122	72,886	71,107	73,321

Basic earnings per common share	$0.24	$0.03	$0.27	$0.11
Diluted earnings per common share	$0.24	$0.03	$0.27	$0.11

Incentive Plan securities excluded from dilution(1)	2	24	2	6

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for each of the fiscal six months ended (in thousands):

	Fiscal Six Months Ended
	April 30, 2017	May 1, 2016
Beginning balance	$27,200	$25,669
Warranties sold	1,234	1,217
Revenue recognized	(1,512)	(1,421)
Ending balance	$26,922	$25,465
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.
The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended April 30, 2017			Fiscal Three Months Ended May 1, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$24	$9	$33	$34	$8	$42
Interest cost	513	64	577	589	65	654
Expected return on assets	(700)	—	(700)	(745)	—	(745)
Amortization of prior service credit	(2)	—	(2)	(2)	—	(2)
Amortization of net actuarial loss	344	—	344	292	—	292
Net periodic benefit cost	$179	$73	$252	$168	$73	$241

Funding contributions	$591	$—	$591	$394	$—	$394

	Fiscal Six Months Ended April 30, 2017			Fiscal Six Months Ended May 1, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$49	$18	$67	$68	$17	$85
Interest cost	1,027	129	1,156	1,178	131	1,309
Expected return on assets	(1,399)	—	(1,399)	(1,489)	—	(1,489)
Amortization of prior service credit	(5)	—	(5)	(5)	—	(5)
Amortization of net actuarial loss	687	—	687	585	—	585
Net periodic benefit cost	$359	$147	$506	$337	$148	$485

Funding contributions	$825	$—	$825	$765	$—	$765
We expect to contribute an additional $1.1 million to the Defined Benefit Plans for the remainder of fiscal 2017. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 11 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	April 30, 2017	October 30, 2016
Credit Agreement, due June 2019 (variable interest, at 4.25% on April 30, 2017 and on October 30, 2016)	$144,147	$154,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (variable interest, at our option as described below)	—	—
Less: unamortized deferred financing costs(1)	7,341	8,096
Total long-term debt, net of deferred financing costs	$386,806	$396,051

(1)
Includes the unamortized deferred financing costs associated with the Notes and Credit Agreement. The unamortized deferred financing costs associated with the Amended ABL Facility of $0.9 million and $1.1 million as of April 30, 2017 and October 30, 2016, respectively, are classified in other assets on the consolidated balance sheets.

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

Credit Agreement
The Company’s Credit Agreement provided for a term loan credit facility (“Term Loan”) in an original aggregate principal amount of $250.0 million. The Credit Agreement will mature on June 24, 2019. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum. The Term Loan bears interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.25% per annum or (ii) an alternate base rate plus a borrowing margin of 2.25% per annum. At both April 30, 2017 and October 30, 2016, the interest rate on the Term Loan was 4.25%.
During the six month periods ended April 30, 2017 and May 1, 2016, the Company made voluntary prepayments of $10.0 million and $20.0 million, respectively, on the outstanding principal amount of the Term Loan.
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to the Credit Agreement. For additional information on the Amendment, see Note 18 — Subsequent Events.
Amended ABL Facility
The Company’s Asset-Based Lending Facility (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At April 30, 2017 and October 30, 2016, the Company’s excess availability under the Amended ABL Facility was $139.9 million and $140.9 million, respectively. At both April 30, 2017 and October 30, 2016, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at April 30, 2017 and October 30, 2016, standby letters of credit related to certain insurance policies totaling approximately $10.0 million and $9.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.
The Amended ABL Facility includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of April 30, 2017 and October 30, 2016 was $21.0 million and $21.1 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at April 30, 2017 and October 30, 2016, NCI’s fixed charge coverage ratio, which is calculated on a trailing twelve month basis, was 3.43:1.00 and 2.86:1.00, respectively.
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
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to dispose of assets, make acquisitions and engage in mergers. As of April 30, 2017, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of April 30, 2017 and October 30, 2016, the Company had an outstanding note payable in the amount of $1.4 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 12 — CD&R FUNDS
On August 14, 2009, the Company entered into an Investment Agreement (as amended, the “Investment Agreement”), by and between the Company and Clayton, Dubilier & Rice Fund VIII, L.P. (“CD&R Fund VIII”). In connection with the Investment Agreement and the Stockholders Agreement dated October 20, 2009 (the “Stockholders Agreement”), the CD&R Fund VIII and the Clayton, Dubilier & Rice Friends & Family Fund VIII, L.P. (collectively, the “CD&R Funds”) purchased convertible preferred stock, which was converted into shares of our common stock on May 14, 2013. Among other provisions, the Stockholders Agreement entitles the CD&R Funds to certain nomination or designation rights with respect to our board of directors; subscription rights with respect to future issuances of common stock by us; corporate governance rights; and consent rights with respect to certain types of transactions we may enter into in the future.
At April 30, 2017 and October 30, 2016, the CD&R Funds owned approximately 42.3% and 42.3%, respectively, of the outstanding shares of our common stock.
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
During the six months ended April 30, 2017, the Company repurchased approximately 0.2 million shares for $3.5 million under the stock repurchase program. At April 30, 2017, approximately $39.9 million remained available for stock repurchases under the program. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the common stock repurchased during the six months ended April 30, 2017, the Company also withheld shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of April 30, 2017 and October 30, 2016 because of their relatively short maturities. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	April 30, 2017		October 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2019	$144,147	$144,507	$154,147	$154,147
8.25% senior notes, due January 2023	250,000	270,625	250,000	272,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at April 30, 2017 and October 30, 2016.

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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of April 30, 2017 and October 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	April 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,489	$—	$—	$1,489
Mutual funds – Growth	873	—	—	873
Mutual funds – Blend	1,782	—	—	1,782
Mutual funds – Foreign blend	803	—	—	803
Mutual funds – Fixed income	—	1,522	—	1,522
Total short-term investments in deferred compensation plan	4,947	1,522	—	6,469
Total assets	$4,947	$1,522	$—	$6,469

Liabilities:
Deferred compensation plan liability	$—	$4,490	$—	$4,490
Total liabilities	$—	$4,490	$—	$4,490

	October 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$422	$—	$—	$422
Mutual funds – Growth	773	—	—	773
Mutual funds – Blend	3,118	—	—	3,118
Mutual funds – Foreign blend	730	—	—	730
Mutual funds – Fixed income	—	705	—	705
Total short-term investments in deferred compensation plan	5,043	705	—	5,748
Total assets	$5,043	$705	$—	$5,748

Liabilities:
Deferred compensation plan liability	$—	$3,847	$—	$3,847
Total liabilities	$—	$3,847	$—	$3,847

(1)
Unrealized holding gain (loss) for the three months ended April 30, 2017 and May 1, 2016 was $0.2 million and $0.3 million, respectively. Unrealized holding gain (loss) for the six months ended April 30, 2017 and May 1, 2016 was $(0.3) million and $(0.1) million, respectively. The net unrealized holding gain was insignificant for the fiscal year ended October 30, 2016. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

The following table summarizes information regarding our financial assets that are measured at fair value on a nonrecurring basis as of April 30, 2017, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Assets held for sale(2)	$—	$—	$499	$499
Total assets	$—	$—	$499	$499

(2)
Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value.

NOTE 15 — INCOME TAXES
The effective tax rate for the six months ended April 30, 2017 was 34.2%, compared to 30.6% for the same period in the prior year. The change in the effective tax rate was primarily driven by a one-time adjustment in the first quarter of fiscal 2016 related to the research and development credit for fiscal 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal 2016 as well as the nontaxable gain on bargain purchase from the Hamilton acquisition. There were no corresponding items in the six months ended April 30, 2017.
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

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Total sales:
Engineered building systems	$162,624	$138,023	$313,887	$286,998
Metal components	270,621	234,637	515,922	464,303
Metal coil coating	63,317	55,178	127,519	106,383
Intersegment sales	(76,098)	(55,591)	(145,161)	(115,423)
Total sales	$420,464	$372,247	$812,167	$742,261
External sales:
Engineered building systems	$154,456	$134,454	$299,477	$280,405
Metal components	239,576	211,661	458,535	414,562
Metal coil coating	26,432	26,132	54,155	47,294
Total sales	$420,464	$372,247	$812,167	$742,261
Operating income (loss):
Engineered building systems	$6,894	$7,193	$13,398	$19,655
Metal components	40,087	17,835	56,117	33,938
Metal coil coating	5,514	4,704	10,758	9,525
Corporate	(20,023)	(19,138)	(37,915)	(37,265)
Total operating income	$32,472	$10,594	$42,358	$25,853
Unallocated other expense, net	(6,892)	(6,965)	(13,463)	(13,879)
Income before income taxes	$25,580	$3,629	$28,895	$11,974

	April 30, 2017	October 30, 2016
Total assets:
Engineered building systems	$219,896	$229,422
Metal components	661,978	654,534
Metal coil coating	82,179	87,194
Corporate	59,760	79,050
Total assets	$1,023,813	$1,050,200

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

NOTE 18 — SUBSEQUENT EVENTS
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to its existing Credit Agreement, dated as of June 22, 2012, between NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (as previously amended by Amendment No. 1, dated as of June 24, 2013, the “Existing Term Loan Facility” and, as amended, the “Term Loan Facility”)), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility.
Prior to the Amendment, approximately $144.1 million of term loans (the “Existing Term Loans”) were outstanding under the Existing Term Loan Facility. Pursuant to the Amendment, certain lenders under the Existing Term Loan Facility extended their Existing Term Loans, in an aggregate amount, along with new term loans advanced by certain new lenders of approximately $144.1 million (the “New Term Loans”). The proceeds of the New Term Loans advanced by the new lenders were used to prepay in full all of the Existing Term Loans that were not extended as New Term Loans. Pursuant to the Amendment, the maturity date of the New Term Loans was extended to June 24, 2022.
Pursuant to the Amendment, the New Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternative base rate plus a borrowing margin of 2.00% per annum.
The New Term Loans will be secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.

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
Second Fiscal Quarter
During the second quarter of fiscal 2017, the Company has continued to realize the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We are also maintaining commercial pricing discipline in an environment of volatile steel prices. We remain focused on growing and integrating insulated metal panel products (“IMP”) into our building and components businesses, which had a favorable impact on our operating results for the second quarter of fiscal 2017. Overall, our operating results improved this period as compared to the first quarter of fiscal 2017 and the same period in the prior year in terms of revenue, net income, and Adjusted EBITDA.
Consolidated revenues increased by approximately 13% from the same period in the prior year. The year-over-year improvement was primarily driven by tonnage volume growth across all segments, as well as the pass-through of rising steel prices and more favorable sales mix. Revenue growth was consistent with the underlying increase in volumes.
The Company’s gross margin in the current period was in line with the gross margin in the prior period at 24.0%. We maintained our gross margin despite rising steel prices that increased our material costs. We also achieved operating leverage on higher volumes and remain focused on commercial discipline and manufacturing efficiencies. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 220 basis points to 17.9% of sales compared to the same period last year, as we continue to execute on our strategic initiatives.
We believe we have established a business platform that should enable us to continue to outperform the nonresidential construction market and to achieve above market growth on both the top line and bottom line in fiscal 2017. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver growth above nonresidential market growth during fiscal 2017 in our legacy businesses and also in IMP through our multiple sales channels. We expect to have a stronger second half than the first half in fiscal 2017, which is in line with the normal seasonality of our business.
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

Dodge Data & Analytics Nonresidential Construction Activity
Square Feet (in millions)
2,000
1,800
1,600
1,400
1,200
1,000
800
600
'67
'69
'71
'73
'75
'77
'79
'81
'83
'85
'87
'89
'91
'93
'95
'97
'99
'01
'03
'05
'07
'09
'11
'13
'15

Current market data continues to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were up approximately 2% during fiscal 2016 as compared to fiscal 2015. Even though this measure tends to be revised upward in succeeding periods, we believe the underlying growth we are achieving is outpacing market activity. Leading indicators for low-rise, nonresidential construction activity indicate continued positive momentum in fiscal 2017.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single-digit growth for low-rise new construction starts in fiscal 2017.
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
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the three months ended April 30, 2017, we incurred charges of $0.3 million associated with restructuring actions, including $0.2 million and $0.1 million associated with our engineered building systems and metal components segments, respectively. The Company closed one manufacturing facility in the metal components segment during the second quarter of fiscal 2017.
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
The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Total sales:
Engineered building systems	$162,624	$138,023	$313,887	$286,998
Metal components	270,621	234,637	515,922	464,303
Metal coil coating	63,317	55,178	127,519	106,383
Intersegment sales	(76,098)	(55,591)	(145,161)	(115,423)
Total sales	$420,464	$372,247	$812,167	$742,261
External sales:
Engineered building systems	$154,456	$134,454	$299,477	$280,405
Metal components	239,576	211,661	458,535	414,562
Metal coil coating	26,432	26,132	54,155	47,294
Total sales	$420,464	$372,247	$812,167	$742,261
Operating income (loss):
Engineered building systems	$6,894	$7,193	$13,398	$19,655
Metal components	40,087	17,835	56,117	33,938
Metal coil coating	5,514	4,704	10,758	9,525
Corporate	(20,023)	(19,138)	(37,915)	(37,265)
Total operating income	$32,472	$10,594	$42,358	$25,853
Unallocated other expense	(6,892)	(6,965)	(13,463)	(13,879)
Income before income taxes	$25,580	$3,629	$28,895	$11,974
FISCAL THREE MONTHS ENDED APRIL 30, 2017 COMPARED TO FISCAL THREE MONTHS ENDED MAY 1, 2016
Consolidated sales increased by 13.0%, or $48.2 million, for the three months ended April 30, 2017, compared to the three months ended May 1, 2016. The increase in revenue resulted from higher tonnage volume during the current period, particularly in our metal components and metal coil coating segments, as well as the pass-through effect of rising steel prices. The increase was also related to commercial sales discipline across our segments and improved product mix, particularly sales of IMP.
Consolidated cost of sales increased by 12.6%, or $35.7 million, for the three months ended April 30, 2017, compared to the three months ended May 1, 2016. The increase in cost of sales resulted primarily from higher tonnage volume and higher material costs during the current period, partially offset by manufacturing efficiencies achieved on higher tonnage volume.
Gross margin percentage was 24.0% for the three months ended April 30, 2017, compared to 24.0% for the same period in the prior year. Gross margin for the second quarter of fiscal 2017 was positively impacted by improved product sales mix, increased operating leverage from higher tonnage volume, and continued focus on commercial sales discipline, offset by higher material costs due to the rising steel prices.
Engineered building systems sales increased by 17.8%, or $24.6 million, to $162.6 million in the three months ended April 30, 2017, from $138.0 million in the same period in the prior year. Sales to third parties for the three months ended April 30, 2017 increased by $20.0 million to $154.5 million from $134.5 million in the same period in the prior year, primarily due to higher tonnage volume. Engineered building systems third-party sales accounted for 36.7% of total consolidated third-party sales in the three months ended April 30, 2017, compared to 36.1% in the three months ended May 1, 2016.
Operating income of the engineered building systems segment decreased to $6.9 million in the three months ended April 30, 2017, from $7.2 million in the same period in the prior year. The $0.3 million decrease resulted primarily from rapidly rising steel costs during the current period as compared to the same period in the prior fiscal year.
Metal components sales increased by 15.3%, or $36.0 million, to $270.6 million in the three months ended April 30, 2017, from $234.6 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume and commercial discipline, as well as improved IMP sales mix. Sales to third parties for the three months ended April 30, 2017 increased by $27.9 million to $239.6 million from $211.7 million in the same period in the prior year. Metal components third-party sales accounted for 57.0% of total consolidated third-party sales in the three months ended April 30, 2017, compared to 56.9% in the three months ended May 1, 2016.
Operating income of the metal components segment increased to $40.1 million in the three months ended April 30, 2017, compared to $17.8 million in the same period in the prior year. The $22.3 million increase was driven primarily by the improved product sales mix and higher manufacturing efficiency. Operating income also includes $9.6 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment in the current period. There was no corresponding gain in the prior period.
Metal coil coating sales increased by 14.7%, or $8.1 million, to $63.3 million in the three months ended April 30, 2017, compared to $55.2 million in the same period in the prior year. Sales to third parties for the three months ended April 30, 2017 increased by $0.3 million to $26.4 million from $26.1 million in the same period in the prior year, primarily as a result of an increase in tonnage volume as well as the pass-through effect of higher steel prices. Metal coil coating third-party sales accounted for 6.3% of total consolidated third-party sales in the three months ended April 30, 2017, compared to 7.0% in the three months ended May 1, 2016.
Operating income of the metal coil coating segment increased to $5.5 million in the three months ended April 30, 2017, from $4.7 million in the same period in the prior year. The $0.8 million increase was primarily due to the increase in sales as noted above and higher manufacturing efficiency, partially offset by higher material costs.
Consolidated engineering, selling, general and administrative expenses increased to $75.1 million in the three months ended April 30, 2017, compared to $74.6 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.9% for the three months ended April 30, 2017, as compared to 20.1% for the three months ended May 1, 2016. The $0.5 million increase was primarily due to higher selling costs (e.g., commissions) from higher volumes and execution of our strategic initiatives.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended April 30, 2017, compared to $2.4 million in the same period in the prior year.
Consolidated strategic development and acquisition related costs for the three months ended April 30, 2017 were $0.1 million, compared to $0.6 million for the three months ended May 1, 2016. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
Consolidated restructuring and impairment charges for the three months ended April 30, 2017 and May 1, 2016 were $0.3 million and $1.1 million, respectively. These charges, primarily consisting of severance related costs, relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. We closed one facility during the second quarter of fiscal 2017 in our metal components segment.
Consolidated gain on insurance recovery for the three months ended April 30, 2017 was $9.6 million, which related to settlements with the Company’s insurers for property damage to two facilities in the metal components segment. There was no corresponding gain in the three months ended May 1, 2016.
Consolidated interest expense decreased to $7.5 million for the three months ended April 30, 2017, compared to $7.8 million for the same period of the prior year. The decrease in interest expense is a primarily a result of voluntary principal prepayments we have made on our Term Loan during fiscal 2017 and 2016.
Consolidated foreign exchange gain (loss) for the three months ended April 30, 2017 was $0.1 million, compared to $0.6 million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $8.6 million for the three months ended April 30, 2017, compared to $1.2 million for the same period in the prior year. The effective tax rate for the three months ended April 30, 2017 was 33.6%, compared to 33.3% for the same period in the prior year. The provision for income taxes was higher in the current period primarily due to higher pre-tax income. The provision for income taxes for the three months ended April 30, 2016 included a benefit related to the non-taxable gain from bargain purchase associated with the acquisition of the Hamilton operations. There was no corresponding benefit in the current period.
FISCAL SIX MONTHS ENDED APRIL 30, 2017 COMPARED TO FISCAL SIX MONTHS ENDED MAY 1, 2016
Consolidated sales increased by 9.4%, or $69.9 million, for the six months ended April 30, 2017, compared to the six months ended May 1, 2016. The increase in revenue resulted from higher tonnage volume during the current period, particularly in our metal components and metal coil coating segments, as well as the pass-through effect of rising steel prices. The increase was also related to commercial sales discipline across our segments.
Consolidated cost of sales increased by 11.0%, or $62.4 million, for the six months ended April 30, 2017, compared to the six months ended May 1, 2016. The increase in cost of sales resulted primarily from higher tonnage volume and higher material costs during the current period, partially offset by manufacturing efficiencies achieved on higher tonnage volume.
Gross margin percentage was 22.8% for the six months ended April 30, 2017, compared to 24.1% for the same period in the prior year. The decrease in gross margin primarily resulted from the temporary impact of higher steel prices, which may significantly impact a period in isolation, but does not typically significantly impact gross margin over a longer time horizon because the cost is ultimately passed through to customers. This impact was partially offset by increased operating leverage from higher tonnage volume and continued focus on value-oriented commercial sales discipline.
Engineered building systems sales increased by 9.4%, or $26.9 million, to $313.9 million in the six months ended April 30, 2017, from $287.0 million in the same period in the prior year. Sales to third parties for the six months ended April 30, 2017 increased by $19.1 million to $299.5 million from $280.4 million in the same period in the prior year, primarily due higher tonnage volume along with commercial discipline. Engineered building systems third-party sales accounted for 36.9% of total consolidated third-party sales in the six months ended April 30, 2017, compared to 37.8% in the six months ended May 1, 2016.
Operating income of the engineered building systems segment decreased to $13.4 million in the six months ended April 30, 2017, from $19.7 million in the same period in the prior year. The $6.3 million decrease resulted primarily from rapidly rising steel costs during the current period as compared to the same period in the prior fiscal year, partially offset by an increase in manufacturing efficiencies on higher tonnage volume.
Metal components sales increased by 11.1%, or $51.6 million, to $515.9 million in the six months ended April 30, 2017, from $464.3 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume and commercial discipline and improved product mix, particularly sales of IMP. Sales to third parties for the six months ended April 30, 2017 increased by $44.0 million to $458.5 million from $414.6 million in the same period in the prior year. Metal components third-party sales accounted for 56.5% of total consolidated third-party sales in the six months ended April 30, 2017, compared to 55.9% in the six months ended May 1, 2016.
Operating income of the metal components segment increased to $56.1 million in the six months ended April 30, 2017, compared to $33.9 million in the same period in the prior year. The $22.2 million increase was driven primarily by more favorable product sales mix and the combined benefit of higher sales, effective supply chain management and commercial discipline. Operating income also includes $9.6 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment in the current period. There was no corresponding gain in the six months ended May 1, 2016.
Metal coil coating sales increased by 19.8%, or $21.1 million, to $127.5 million in the six months ended April 30, 2017, compared to $106.4 million in the same period in the prior year. Sales to third parties for the six months ended April 30, 2017 increased by $6.9 million to $54.2 million from $47.3 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal coil coating third-party sales accounted for 6.7% of total consolidated third-party sales in the six months ended April 30, 2017, compared to 6.4% in the six months ended May 1, 2016.
Operating income of the metal coil coating segment increased to $10.8 million in the six months ended April 30, 2017, from $9.5 million in the same period in the prior year. The $1.2 million increase was primarily due to the increase in sales as noted above from higher tonnage volume as the pass-through effect of steel prices and higher manufacturing efficiency on higher volume, partially offset by less favorable product mix.
Consolidated engineering, selling, general and administrative expenses decreased to $144.2 million in the six months ended April 30, 2017, compared to $144.5 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.8% for the six months ended April 30, 2017, as compared to 19.5% for the six months ended May 1, 2016. The $0.3 million decrease was primarily due to operating leverage achieved from higher volumes and execution of our strategic initiatives.
Consolidated intangible amortization remained consistent period over period at $4.8 million in the six months ended April 30, 2017, compared to $4.8 million in the same period in the six months ended May 1, 2016.
Consolidated strategic development and acquisition related costs for the six months ended April 30, 2017 were $0.5 million, compared to $1.3 million for the six months ended May 1, 2016. These non-operational costs resulted from acquisition-related activities that support our future growth targets and performance goals and generally include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
Consolidated restructuring and impairment charges for the six months ended April 30, 2017 and May 1, 2016 were $2.6 million and $2.7 million, respectively. These charges relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. We closed three facilities during the six months ended April 30, 2017, including one in our engineered building systems segment and two in our metal components segment, and incurred primarily severance-related costs in connection with these closures.
Consolidated gain on insurance recovery for the three months ended April 30, 2017 was $9.6 million, which related to settlements with the Company’s insurers for property damage to two facilities in the metal components segment. There was no corresponding gain in the six months ended May 1, 2016.

Consolidated interest expense decreased to $14.4 million for the six months ended April 30, 2017, compared to $15.7 million for the same period of the prior year. The decrease in interest expense is a primarily a result of voluntary principal prepayments the Company made on its Term Loan during fiscal 2017 and 2016.
Consolidated foreign exchange gain (loss) for the six months ended April 30, 2017 was $0.1 million, compared to $(0.2) million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $9.9 million for the six months ended April 30, 2017, compared to $3.7 million for the same period in the prior year. The effective tax rate for the six months ended April 30, 2017 was 34.2%, compared to 30.6% for the same period in the prior year. The provision for income taxes was higher in the current period primarily due to higher pre-tax income. The change in the effective tax rate was primarily driven by a one-time adjustment in the first quarter of fiscal 2016 related to the research and development credit for fiscal 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal 2016 as well as the nontaxable gain on bargain purchase from the Hamilton acquisition. There were no corresponding item in the six months ended April 30, 2017.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.4 million as of October 30, 2016 to $49.7 million as of April 30, 2017. The following table summarizes our consolidated cash flows for the six months ended April 30, 2017 and May 1, 2016 (in thousands):

	Fiscal Six Months Ended
	April 30, 2017	May 1, 2016
Net cash provided by operating activities	$6,374	$20,013
Net cash used in investing activities	(8,603)	(9,960)
Net cash used in financing activities	(13,429)	(31,950)
Effect of exchange rate changes on cash and cash equivalents	(63)	151
Net decrease in cash and cash equivalents	(15,721)	(21,746)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$49,682	$77,916
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
Net cash provided by operating activities was $6.4 million during the six months ended April 30, 2017 compared to net cash provided by operating activities of $20.0 million in the comparable period of fiscal 2016. The decrease in the current period was primarily due to significant investment in working capital by the Company in the first quarter of fiscal 2017, partially offset by strong earnings in the first half of fiscal 2017 as compared to the same period in the prior year.
Net cash provided by accounts receivable was $12.2 million for the six months ended April 30, 2017, compared to $25.3 million for the six months ended May 1, 2016. Our days sales outstanding as of April 30, 2017 and May 1, 2016 were 34.7 days and 33.7 days, respectively. The increase in our accounts receivable balance from the prior period was primarily the result of higher sales during the current period.
For the six months ended April 30, 2017, the change in cash flows relating to inventory was $15.2 million and resulted partially from higher inventory purchases to support higher sales, and also due to purchases in advance of steel price increases. Our days inventory on-hand increased to 55.2 days as of April 30, 2017 from 48.4 days as of May 1, 2016.
Net cash used in accounts payable for the six months ended April 30, 2017 was $21.7 million, down from $24.6 million in the six months ended May 1, 2016. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of April 30, 2017 decreased to 32.3 days from 35.6 days as of May 1, 2016.

Investing Activities
Net cash used in investing activities decreased during the six months ended April 30, 2017 to $8.6 million from $10.0 million in the comparable period in the prior year. We used $11.6 million for capital expenditures in the six months ended April 30, 2017. We sold assets that had been classified as held for sale for $2.5 million during the six months ended April 30, 2017.
In the six months ended May 1, 2016, $10.3 million in cash was used for capital expenditures and $4.3 million was used for the acquisitions of CENTRIA and the Hamilton operations. Additionally, we sold assets that had been classified as held for sale for $4.7 million during the fiscal six months ended May 1, 2016.
Financing Activities
Net cash used in financing activities was $13.4 million during the six months ended April 30, 2017 compared to $32.0 million in the comparable prior year period. During the six months ended April 30, 2017, we made a $10.0 million voluntary principal prepayment on borrowings under our Credit Agreement, borrowed $35.0 million on our Amended ABL Facility and fully repaid that amount as of the end of the period, used $3.5 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in September 2016 and used $2.4 million for purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. We received $1.2 million in cash proceeds from the exercises of stock options.
During the six months ended May 1, 2016, we used $12.4 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in January 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $20.0 million to make a voluntary principal prepayment on borrowings under our Credit Agreement. We received $1.4 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
As of April 30, 2017, we had an aggregate principal amount of $394.1 million of outstanding indebtedness, comprising $144.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $139.9 million as of April 30, 2017. In addition, standby letters of credit related to certain insurance policies totaling approximately $10.0 million were outstanding but undrawn under the Amended ABL Facility. At April 30, 2017, we had no revolving loans outstanding under the Amended ABL Facility.
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to its existing Credit Agreement, dated as of June 22, 2012, between NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (as previously amended by Amendment No. 1, dated as of June 24, 2013, the “Existing Term Loan Facility” and, as amended, the “Term Loan Facility”)), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility.
Prior to the Amendment, approximately $144.1 million of term loans (the “Existing Term Loans”) were outstanding under the Existing Term Loan Facility. Pursuant to the Amendment, certain lenders under the Existing Term Loan Facility extended their Existing Term Loans, in an aggregate amount, along with new term loans advanced by certain new lenders of approximately $144.1 million (the “New Term Loans”). The proceeds of the New Term Loans advanced by the new lenders were used to prepay in full all of the Existing Term Loans that were not extended as New Term Loans. Pursuant to the Amendment, the maturity date of the New Term Loans was extended to June 24, 2022.
Pursuant to the Amendment, the New Term Loans will bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternative base rate plus a borrowing margin of 2.00% per annum.
The New Term Loans will be secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.
For additional information, see Note 11 — Long-Term Debt and Note Payable and Note 18 — Subsequent Events in the notes to the unaudited consolidated financial statements.
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
At April 30, 2017 and October 30, 2016, the CD&R Funds owned approximately 42.3% and 42.3%, respectively, of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $139.9 million available at April 30, 2017 and we have a cash balance of $49.7 million as of April 30, 2017.
We expect to contribute $1.1 million to our defined benefit plans during the remainder of fiscal 2017.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At April 30, 2017, approximately $39.9 million remained available for stock repurchases under the program. In addition to the common stock repurchased during the six months ended April 30, 2017 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income per diluted common share and adjusted net income applicable to common shares. We define adjusted operating income (loss) as operating income (loss) adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement, Amended ABL Facility, and Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Three Months Ended April 30, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$6,894	$40,087	$5,514	$(20,023)	$32,472
Restructuring and impairment charges	186	129	—	—	315
Strategic development and acquisition related costs	—	—	—	124	124
Loss on sale of assets	137	—	—	—	137
(Gain) on insurance recovery	—	(9,601)	—	—	(9,601)
Unreimbursed business interruption costs	—	191	—	—	191
Adjusted operating income (loss)	$7,217	$30,806	$5,514	$(19,899)	$23,638

	Three Months Ended May 1, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$7,193	$17,835	$4,704	$(19,138)	$10,594
Restructuring and impairment charges	149	608	39	353	1,149
Strategic development and acquisition related costs	—	28	—	551	579
(Gain) on sale of assets and asset recovery	(927)	—	—	—	(927)
Adjusted operating income (loss)	$6,415	$18,471	$4,743	$(18,234)	$11,395

	Six Months Ended April 30, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$13,398	$56,117	$10,758	$(37,915)	$42,358
Restructuring and impairment charges	2,095	434	—	49	2,578
Strategic development and acquisition related costs	—	—	—	481	481
Loss on sale of assets	137	—	—	—	137
(Gain) on insurance recovery	—	(9,601)	—	—	(9,601)
Unreimbursed business interruption costs	—	191	—	—	191
Adjusted operating income (loss)	$15,630	$47,141	$10,758	$(37,385)	$36,144

	Six Months Ended May 1, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$19,655	$33,938	$9,525	$(37,265)	$25,853
Restructuring and impairment charges	649	889	39	1,082	2,659
Strategic development and acquisition related costs	—	400	—	860	1,260
(Gain) on sale of assets and asset recovery	(1,652)	—	—	—	(1,652)
Adjusted operating income (loss)	$18,652	$35,227	$9,564	$(35,323)	$28,120
The following tables reconcile adjusted EBITDA to net income for the periods indicated (in thousands):

	3rd Quarter July 31, 2016	4th Quarter October 30, 2016	1st Quarter January 29, 2017	2nd Quarter April 30, 2017	Trailing 12 Months April 30, 2017
Net income	$23,715	$19,001	$2,039	$16,974	$61,729
Add:
Depreciation and amortization	10,595	9,817	10,315	10,062	40,789
Consolidated interest expense, net	7,685	7,548	6,881	7,341	29,455
Provision for income taxes	11,627	12,649	1,275	8,606	34,157
Restructuring and impairment charges	778	815	2,264	315	4,172
Strategic development and acquisition related costs	819	590	357	124	1,890
Share-based compensation	2,661	3,181	3,042	2,820	11,704
(Gain) loss on sale of assets and asset recovery	(52)	62	—	137	147
(Gain) on insurance recovery	—	—	—	(9,601)	(9,601)
Unreimbursed business interruption costs	—	—	—	191	191
Adjusted EBITDA	$57,828	$53,663	$26,173	$36,969	$174,633

	3rd Quarter August 2, 2015	4th Quarter November 1, 2015	1st Quarter January 31, 2016	2nd Quarter May 1, 2016	Trailing 12 Months May 1, 2016
Net income	$7,220	$18,407	$5,892	$2,420	$33,939
Add:
Depreciation and amortization	14,541	13,354	10,747	10,765	49,407
Consolidated interest expense, net	8,135	7,993	7,847	7,792	31,767
Provision for income taxes	3,520	10,029	2,453	1,209	17,211
Restructuring and impairment charges	504	7,611	1,510	1,149	10,774
(Gain) from bargain purchase	—	—	(1,864)	—	(1,864)
Strategic development and acquisition related costs	701	1,143	681	579	3,104
(Gain) on legal settlements	—	(3,765)	—	—	(3,765)
Fair value adjustments of acquired inventory	1,000	—	—		1,000
Share-based compensation	2,568	1,677	2,582	2,468	9,295
(Gain) on sale of assets and asset recovery	—	—	(725)	(927)	(1,652)
Adjusted EBITDA	$38,189	$56,449	$29,123	$25,455	$149,216

The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net income per diluted common share, GAAP basis	$0.24	$0.03	$0.27	$0.11
Restructuring and impairment charges	0.00	0.02	0.04	0.04
Strategic development and acquisition related costs	0.00	0.01	0.01	0.02
(Gain) on insurance recovery	(0.13)	—	(0.14)	—
Unreimbursed business interruption costs	0.00	—	0.00	—
Other losses (gains), net	0.00	(0.01)	0.00	(0.05)
Tax effect of applicable non-GAAP adjustments(1)	0.05	(0.01)	0.03	(0.01)
Adjusted net income per diluted common share	$0.16	$0.04	$0.21	$0.11

	Fiscal Three Months Ended		Fiscal Six Months Ended
	April 30, 2017	May 1, 2016	April 30, 2017	May 1, 2016
Net income applicable to common shares, GAAP basis	$16,859	$2,397	$18,882	$8,233
Restructuring and impairment charges	315	1,149	2,578	2,659
Strategic development and acquisition related costs	124	579	481	1,260
(Gain) on insurance recovery	(9,601)	—	(9,601)	—
Unreimbursed business interruption costs	191	—	191	—
Other losses (gains), net	137	(927)	137	(3,516)
Tax effect of applicable non-GAAP adjustments(1)	3,445	(312)	2,423	(884)
Adjusted net income applicable to common shares	$11,470	$2,886	$15,091	$7,752

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2017, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
Other than the Amendment to the Credit Agreement that extended the maturity date of the New Term Loans to June 24, 2022, there have been no material changes in our future contractual obligations since the end of fiscal 2016. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 for more information on our contractual obligations. See Note 11 — Long-Term Debt and Note Payable and Note 18 — Subsequent Events in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.
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
In February 2017, the FASB issued ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope of guidance on nonfinancial asset derecognition in Accounting Standards Codification 610-20 and the accounting for partial sales of nonfinancial assets. The new guidance also conforms the derecognition guidance for nonfinancial assets with the model in the new revenue standard (ASU 2014-09). We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, and the Company is required to apply the amendments at the same time that it applies the amendments in ASU 2014-09. We are evaluating the impact of adopting this guidance.
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. We are evaluating the impact of adopting this guidance.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which provides clarity on the accounting for modifications of stock-based awards. We will be required to adopt this guidance on a prospective basis in the annual and interim periods for our fiscal year ending November 3, 2019 for share-based payment awards modified on or after the adoption date. We are evaluating the impact ASU 2017-09 will have on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal six months ended April 30, 2017, material costs (predominantly steel costs) constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
100
50
-
Jan-09
May-09
Sep-09
Jan-10
May-10
Sep-10
Jan-11
May-11
Sep-11
Jan-12
May-12
Sep-12
Jan-13
May-13
Sep-13
Jan-14
May-14
Sep-14
Jan-15
May-15
Sep-15
Jan-16
May-16
Sep-16
Jan-17

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
With material costs (predominantly steel costs) accounting for approximately 69% of our cost of sales for the six months ended April 30, 2017, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $4.3 million for the six months ended April 30, 2017. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At April 30, 2017, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At April 30, 2017, we had $144.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The fair value of our Credit Agreement at April 30, 2017 and October 30, 2016 was approximately $144.5 million and $154.1 million, respectively, compared to a face value of approximately $144.1 million and $154.1 million, respectively.
See Note 11 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was $0.4 million and $0.0 million, for the three month periods ended April 30, 2017 and May 1, 2016, respectively. The net foreign currency re-measurement gain (loss) for the six month periods ended April 30, 2017 and May 1, 2016 was $(0.1) million and $(0.2) million, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three month periods ended April 30, 2017 and May 1, 2016 was $(0.3) million and $0.6 million, respectively. The net foreign currency exchange gain (loss) included in net income for the six month periods ended April 30, 2017 and May 1, 2016 was $0.1 million and $0.0 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month periods ended April 30, 2017 and May 1, 2016 was $(0.1) million and $0.5 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the six month periods ended April 30, 2017 and May 1, 2016 was $(0.1) million and $0.2 million, respectively.
We have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and six month periods ended April 30, 2017 and May 1, 2016.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of April 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective because the material weaknesses described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 continued to exist as of April 30, 2017, as discussed below.
Material Weaknesses Previously Disclosed
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 that we had identified material weaknesses in our internal controls over financial reporting relating to (1) the control environment of the CENTRIA subsidiary, which the Company acquired in January 2015, and (2) the design of controls over the allocation of total contract consideration in multiple element revenue arrangements within the Company’s engineered building systems segment. In light of the material weaknesses, management performed additional review and other procedures prior to the filing of this Quarterly Report on Form 10-Q, which did not result in any adjustments to the consolidated financial statements. These material weaknesses did not result in any material misstatements to our consolidated financial statements in any prior periods or for the three and six months ended April 30, 2017.
Status of Remediation Efforts to Address Material Weaknesses
We are committed to the remediation of the material weaknesses in a timely manner. We have developed a remediation plan that will address the material weaknesses in internal control over financial reporting and we have implemented certain aspects of our plan as of April 30, 2017, including:

•
Hired a Director of Controls and Compliance, an accounting manager at the CENTRIA subsidiary and made several other personnel changes to bolster the oversight of the Company’s internal control over financial reporting

•	Formalized and modified certain existing critical accounting procedures for the affected areas of internal control over financial reporting

•	Established interim compensating or mitigating controls programs

•	Conducted supplemental training regarding the performance of key controls, including the retention of adequate supporting documentation for such controls
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
As we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses, we continue to perform additional procedures, including the use of manual mitigating control procedures where necessary, and have employed additional resources to provide assurance that our financial statements continue to be fairly stated in all material respects. As we continue to evaluate and improve our disclosure controls and procedures and internal control over financial reporting, we may determine that additional measures are necessary to address these control deficiencies or that a modification of certain of the remediation measures described above is appropriate. The identified material weaknesses in internal controls will not be considered fully addressed until the internal controls over these areas have been in operation for a sufficient period of time for management to conclude that the material weaknesses have been fully remediated.
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
We rely on third-party suppliers for materials in addition to steel, and if we fail to identify and develop relationships with a sufficient number of qualified suppliers, or if there is a significant interruption in our supply chains, our business and results of operations could be adversely affected.
In addition to steel, our operations require other raw materials from third-party suppliers. We generally have multiple sources of supply for our raw materials, however, in some cases, materials are provided by a single supplier. The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our financial condition and results of operations. In addition, supply interruptions could arise from shortages of raw materials, labor disputes or weather conditions affecting products or shipments or other factors beyond our control. Short- and long-term disruptions in our supply chain would result in a need to maintain higher inventory levels as we replace similar product, a higher cost of product and ultimately a decrease in our revenues and profitability. To the extent our suppliers experience disruptions, there is a risk for delivery delays, production delays, production issues or delivery of non-conforming products by our suppliers. Even where these risks do not materialize, we may incur costs as we prepare contingency plans to address such risks. In addition, disruptions in transportation lines could delay our receipt of raw materials. If our supply of raw materials is disrupted or our delivery times extended, our results of operations and financial condition could be materially adversely affected. Furthermore, some of our third-party suppliers may not be able to handle commodity cost volatility or changing volumes while still performing up to our specifications. Short-term changes in the cost of these materials, some of which are subject to significant fluctuations, are sometimes, but not always passed on to our customers. Our inability to pass on material price increases to our customers could adversely impact our financial condition, operating results and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
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
During the second quarter of fiscal 2017, the Company did not have any stock repurchase activity. At April 30, 2017, approximately $39.9 million remains available for stock repurchases under the program.
Item 5. Other Information.
On June 6, 2017, Norman C. Chambers, the chairman of the board of directors and Chief Executive Officer, announced that he will resign as the Company’s Chief Executive Officer effective July 1, 2017. Donald R. Riley, NCI’s President since January 2016, and President of NCI’s Group Business Segment from December 2014 to January 2016, was appointed the Company’s Chief Executive Officer by the Board, effective July 1, 2017. Mr. Riley will assume the role of our Chief Executive Officer in addition to his position as our President. Additionally, our Board of Directors (i) increased the size of the Board to thirteen (13) directors, and (ii) appointed Mr. Riley as a Class III member of the Board to fill the newly created directorship resulting from the increase in the size of the Board to thirteen (13) directors as a member of the Executive Committee, effective on July 1, 2017. Norman C. Chambers will remain employed by the Company as its Executive Chairman of the Board, in accordance with the terms of the employment agreement, dated September 1, 2015, as amended, between Mr. Chambers and the Company.
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

NCI BUILDING SYSTEMS, INC.

Date: June 7, 2017	By:	/s/ Mark E. Johnson
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