Form 10-Q
period 2017-07-30
NCI BUILDING SYSTEMS INC
filed 2017-09-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2017

or

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

Common Stock, $.01 par value - 70,919,195 shares as of August 31, 2017.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 30, 2017	October 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,923	$65,403
Restricted cash	213	310
Accounts receivable, net	189,677	182,258
Inventories, net	212,733	186,824
Income taxes receivable	2,266	982
Deferred income taxes	25,942	29,104
Investments in debt and equity securities, at market	6,423	5,748
Prepaid expenses and other	29,734	29,971
Assets held for sale	6,145	4,256
Total current assets	519,056	504,856
Property, plant and equipment, net	230,042	242,212
Goodwill	154,291	154,271
Intangible assets, net	139,553	146,769
Other assets, net	1,920	2,092
Total assets	$1,044,862	$1,050,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$880	$460
Accounts payable	120,702	142,913
Accrued compensation and benefits	62,488	72,612
Accrued interest	1,401	7,165
Other accrued expenses	104,280	103,384
Total current liabilities	289,751	326,534
Long-term debt, net of deferred financing costs of $7,178 and $8,096 on July 30, 2017 and October 30, 2016, respectively	386,969	396,051
Deferred income taxes	23,116	24,804
Other long-term liabilities	21,251	21,494
Total long-term liabilities	431,336	442,349
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 71,186,909 and 71,581,273 shares issued at July 30, 2017 and October 30, 2016, respectively; 70,895,781 and 70,806,202 shares outstanding at July 30, 2017 and October 30, 2016, respectively	712	715
Additional paid-in capital	600,954	603,120
Accumulated deficit	(265,535)	(302,706)
Accumulated other comprehensive loss, net	(10,216)	(10,553)
Treasury stock, at cost (291,128 and 775,071 shares at July 30, 2017 and October 30, 2016, respectively)	(2,140)	(9,259)
Total stockholders’ equity	323,775	281,317
Total liabilities and stockholders’ equity	$1,044,862	$1,050,200

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Sales	$469,385	$462,353	$1,281,552	$1,204,614
Cost of sales	354,416	334,454	981,656	899,277
(Gain) loss on sale of assets and asset recovery	—	(52)	137	(1,704)
Gross profit	114,969	127,951	299,759	307,041
Engineering, selling, general and administrative expenses	76,309	80,414	220,473	224,912
Intangible asset amortization	2,405	2,405	7,215	7,226
Strategic development and acquisition related costs	1,297	819	1,778	2,080
Restructuring and impairment charges	1,009	778	3,587	3,437
Gain on insurance recovery	(148)	—	(9,749)	—
Income from operations	34,097	43,535	76,455	69,386
Interest income	20	62	164	136
Interest expense	(7,373)	(7,747)	(21,738)	(23,460)
Foreign exchange gain (loss)	985	(922)	1,035	(1,088)
Gain from bargain purchase	—	—	—	1,864
Other income, net	337	414	1,045	476
Income before income taxes	28,066	35,342	56,961	47,314
Provision for income taxes	9,845	11,627	19,727	15,288
Net income	$18,221	$23,715	$37,234	$32,026
Net income allocated to participating securities	(102)	(165)	(240)	(265)
Net income applicable to common shares	$18,119	$23,550	$36,994	$31,761
Income per common share:
Basic	$0.26	$0.32	$0.52	$0.44
Diluted	$0.25	$0.32	$0.52	$0.43
Weighted average number of common shares outstanding:
Basic	71,047	73,104	70,973	72,932
Diluted	71,183	73,552	71,134	73,460

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Comprehensive income (loss):
Net income	$18,221	$23,715	$37,234	$32,026
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other(1)	395	(201)	337	(50)
Other comprehensive income (loss)	395	(201)	337	(50)
Comprehensive income	$18,616	$23,514	$37,571	$31,976

(1)
Foreign exchange translation gains (losses) and other are presented net of taxes of $0 in both the three months ended July 30, 2017 and July 31, 2016, and $0 in both the nine months ended July 30, 2017 and July 31, 2016.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 30, 2016	71,581,273	$715	$603,120	$(302,706)	$(10,553)	(775,071)	$(9,259)	$281,317
Treasury stock purchases	—	—	—	—	—	(402,825)	(5,922)	(5,922)
Retirement of treasury shares	(888,435)	(8)	(12,898)	—	—	888,435	12,906	—
Issuance of restricted stock	358,809	4	(4)	—	—	(19,806)	—	—
Stock options exercised	135,027	1	1,195	—	—	—	—	1,196
Excess tax benefits from share-based compensation arrangements	—	—	1,515	—	—	—	—	1,515
Foreign exchange translation gain and other, net of taxes	—	—	15	(63)	337	—	—	289
Deferred compensation obligation	235	—	(135)	—	—	18,139	135	—
Share-based compensation	—	—	8,146	—	—	—	—	8,146
Net income	—	—	—	37,234	—	—	—	37,234
Balance, July 30, 2017	71,186,909	$712	$600,954	$(265,535)	$(10,216)	(291,128)	$(2,140)	$323,775

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016
Cash flows from operating activities:
Net income	$37,234	$32,026
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,656	32,107
Amortization of deferred financing costs	1,398	1,431
Share-based compensation expense	8,146	7,711
Gain on insurance recovery	(9,749)	—
Loss (gains) on assets, net	438	(3,568)
Provision for doubtful accounts	1,145	1,515
Provision for deferred income taxes	70	1,573
Excess tax (benefits) from share-based compensation arrangements	(1,515)	(867)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,559)	(10,102)
Inventories	(25,909)	(25,309)
Income taxes	(1,284)	—
Prepaid expenses and other	1,069	1,150
Accounts payable	(22,212)	499
Accrued expenses	(10,499)	2,550
Other, net	(1,347)	(117)
Net cash (used in) provided by operating activities	(918)	40,599
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,343)
Capital expenditures	(15,629)	(15,140)
Proceeds from sale of property, plant and equipment	2,533	5,479
Proceeds from insurance	8,593	—
Net cash used in investing activities	(4,503)	(14,004)
Cash flows from financing activities:
Refund (deposit) of restricted cash	96	(44)
Proceeds from stock options exercised	1,195	12,055
Excess tax benefits from share-based compensation arrangements	1,515	867
Proceeds from Amended ABL facility	35,000	—
Payments on Amended ABL facility	(35,000)	—
Payments on term loan	(10,180)	(30,000)
Payments on note payable	(1,096)	(974)
Purchases of treasury stock	(5,922)	(57,401)
Net cash used in financing activities	(14,392)	(75,497)
Effect of exchange rate changes on cash and cash equivalents	333	(50)
Net decrease in cash and cash equivalents	(19,480)	(48,952)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$45,923	$50,710

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 30, 2017
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three and nine month periods ended July 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending October 29, 2017. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2017.
Reporting Periods
We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2017 is October 29, 2017.
Gain on Insurance Recovery
In June 2016, the Company experienced a fire at a facility in the Metal Components segment. During the second quarter of fiscal 2017, the Company settled the property damage claims with the insurers for actual cash value of $18.0 million. Of this amount, the Company received proceeds of $10.0 million from our insurers during the fourth quarter of fiscal 2016. The remaining $8.0 million was received in May 2017.
Approximately $8.8 million was previously recognized in the consolidated statement of operations to offset the loss on involuntary conversion and other amounts incurred related to the incident. The remaining $9.2 million was recognized as a gain on insurance recovery in the consolidated statement of operations during the quarter ended April 30, 2017 as all contingencies were resolved.
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

In August 2015, FASB issued ASU 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), to provide further clarification to ASU 2015-03 as it relates to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. Under this guidance, these costs may be presented as an asset and amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings on the arrangement. We adopted this guidance in our first quarter in fiscal 2017 on a retrospective basis. The adoption of this guidance did not have any impact on our financial position as the deferred financing costs associated with our Amended ABL Facility (as defined herein) remain classified in other assets on the consolidated balance sheets.
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
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. ASU 2015-17 is effective for our fiscal year ending October 28, 2018, including interim periods within that fiscal year. Upon adoption, we will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated balance sheet on a retrospective basis.
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
NOTE 4 —RESTRUCTURING AND ASSET IMPAIRMENTS
As part of the plans developed in the fourth quarter of fiscal 2015 primarily to improve ESG&A and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions and restructuring efforts, we incurred restructuring charges of $1.0 million, including $0.9 million and $0.1 million in the Engineered Building Systems segment and Metal Components segment, respectively, during the three months ended July 30, 2017. During the three months ended July 31, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $0.8 million, including $0.1 million and $0.3 million in the Engineered Building Systems segment and Metal Components segment, respectively, and $0.4 million at corporate.
For the nine months ended July 30, 2017, we incurred restructuring charges, primarily consisting of severance related costs of $3.6 million, including approximately $3.0 million and $0.6 million in the Engineered Building Systems segment and Metal Components segment, respectively. For the nine months ended July 31, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $3.4 million, including $0.8 million and $1.2 million in the Engineered Building Systems segment and Metal Components segment, respectively, and $1.4 million at corporate.
The following table summarizes the costs and charges associated with the restructuring plans during the three and nine months ended July 30, 2017, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended	Fiscal Nine Months Ended
	July 30, 2017	July 30, 2017	Cost Incurred To Date (since inception)
General severance	$284	$1,327	$8,671
Plant closing severance	106	1,436	3,176
Asset impairments	—	125	5,969
Other restructuring costs	619	699	1,330
Total restructuring costs	$1,009	$3,587	$19,146
We expect to fully execute our plans in phases over the next 21 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.
The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through July 30, 2017 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred and other	1,327	1,436	2,763
Cash payments	(1,505)	(1,436)	(2,941)
Balance at July 30, 2017	$304	$—	$304

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

NOTE 5 — INVENTORIES
The components of inventory are as follows (in thousands):

	July 30, 2017	October 30, 2016
Raw materials	$162,807	$145,060
Work in process and finished goods	49,926	41,764
	$212,733	$186,824

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three months ended July 30, 2017, we reclassified $1.1 million from property, plant and equipment to assets held for sale for idled facilities in our Metal Components segment that met the held for sale criteria. The total carrying value of assets held for sale (primarily representing idled facilities in our Engineered Building Systems segment) was $6.1 million and $4.3 million as of July 30, 2017 and October 30, 2016, respectively. All of these assets continued to be actively marketed for sale or are under contract as of July 30, 2017.
During the nine months ended July 30, 2017, we completed the sale of an idle facility in the Engineered Building Systems segment, along with related equipment, which had previously been classified in assets held for sale. In connection with the sale of these assets, we received net cash proceeds of $2.5 million, and recognized a net loss of $0.1 million, which is included in (gain) loss on sale of assets and asset recovery in the consolidated statements of operations.
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value totaled $0.5 million as of July 30, 2017.
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

As of July 30, 2017, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
Stock option awards
During the nine month periods ended July 30, 2017 and July 31, 2016, we granted 10,424 and 28,535 stock options, respectively. The grant date fair value of options granted during the nine month periods ended July 30, 2017 and July 31, 2016 was $6.59 and $5.38 per share, respectively. There were 0.1 million options with an intrinsic value of $1.1 million exercised during the nine month period ended July 30, 2017. Cash received from options exercised was $1.2 million.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change of control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change of control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the nine month periods ended July 30, 2017 and July 31, 2016, we granted PSUs with a total fair value of approximately $4.6 million and $5.2 million, respectively, to the Company’s senior executives.
Performance Share Awards granted to our key employees are paid 50% in cash and 50% in stock. Vesting of Performance Share Awards is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The Performance Share Awards vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. During the nine month periods ended July 30, 2017 and July 31, 2016, we granted awards to key employees with equity fair values of $2.0 million and $2.4 million and cash values of $2.0 million and $2.1 million, respectively.
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

For the restricted stock units granted in December 2016 and 2015 to our senior executives, one-third vests annually. The restricted stock units granted in December 2014 to our senior executives vested two-thirds on December 15, 2016 and the remaining one-third vests on December 15, 2017. The PSUs granted in December 2016 and 2015 to our senior executives cliff vest at the end of the respective three-year performance period. The PSUs granted in December 2014 to our senior executives vested one-half on December 15, 2016 and the remaining one-half vests on December 15, 2017. During the nine month periods ended July 30, 2017 and July 31, 2016, we granted time-based restricted stock units with a fair value of $4.5 million, representing 0.3 million shares, and $4.2 million, representing 0.3 million shares, respectively.
During the nine month periods ended July 30, 2017 and July 31, 2016, we recorded share-based compensation expense for all awards of $8.1 million and $7.7 million, respectively.
Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.2 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of July 30, 2017. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 164,663 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.
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

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$18,119	$23,550	$36,994	$31,761
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	71,047	73,104	70,973	72,932
Common stock equivalents:
Employee stock options	127	441	130	528
PSUs and Performance Share Awards	9	7	32	—
Weighted average diluted number of common shares outstanding	71,183	73,552	71,134	73,460

Basic earnings per common share	$0.26	$0.32	$0.52	$0.44
Diluted earnings per common share	$0.25	$0.32	$0.52	$0.43

Incentive Plan securities excluded from dilution(1)	—	3	1	21

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal nine months ended July 30, 2017 and July 31, 2016 (in thousands):

	Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016
Beginning balance	$27,200	$25,669
Warranties sold	1,654	2,606
Revenue recognized	(1,585)	(2,415)
Ending balance	$27,269	$25,860
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.

The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended July 30, 2017			Fiscal Three Months Ended July 31, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$24	$9	$33	$34	$8	$42
Interest cost	513	64	577	589	65	654
Expected return on assets	(700)	—	(700)	(745)	—	(745)
Amortization of prior service credit	(2)	—	(2)	(2)	—	(2)
Amortization of net actuarial loss	344	—	344	292	—	292
Net periodic benefit cost	$179	$73	$252	$168	$73	$241

Funding contributions	$591	$—	$591	$394	$—	$394

	Fiscal Nine Months Ended July 30, 2017			Fiscal Nine Months Ended July 31, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$73	$27	$100	$103	$25	$128
Interest cost	1,541	193	1,734	1,766	196	1,962
Expected return on assets	(2,099)	—	(2,099)	(2,235)	—	(2,235)
Amortization of prior service credit	(7)	—	(7)	(7)	—	(7)
Amortization of net actuarial loss	1,031	—	1,031	877	—	877
Net periodic benefit cost	$539	$220	$759	$504	$221	$725

Funding contributions	$1,416	$—	$1,416	$1,159	$—	$1,159
We expect to contribute an additional $0.6 million to the Defined Benefit Plans for the remainder of fiscal 2017. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.
NOTE 11 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	July 30, 2017	October 30, 2016
Credit Agreement, due June 2022, as amended (variable interest, at 4.02% and 4.25% on July 30, 2017 and October 30, 2016, respectively)	$144,147	$154,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (variable interest, at our option as described below)	—	—
Less: unamortized deferred financing costs(1)	7,178	8,096
Total long-term debt, net of deferred financing costs	$386,969	$396,051

(1)
Includes the unamortized deferred financing costs associated with the Notes and Credit Agreement. The unamortized deferred financing costs associated with the Amended ABL Facility of $0.8 million and $1.1 million as of July 30, 2017 and October 30, 2016, respectively, are classified in other assets on the consolidated balance sheets.

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
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to its existing Credit Agreement, dated as of June 22, 2012, between NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (as previously amended by Amendment No. 1, dated as of June 24, 2013, the “Existing Term Loan Facility” and, as amended, the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility.
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
Pursuant to the Amendment, the New Term Loans bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternative base rate plus a borrowing margin of 2.00% per annum. At July 30, 2017, the interest rate on the Term Loans was 4.02%.
The New Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.
During the nine month periods ended July 30, 2017 and July 31, 2016, the Company made voluntary prepayments of $10.2 million and $30.0 million, respectively, on the outstanding principal amount of the Term Loan. As a result of the voluntary prepayments made during the prior two fiscal periods, which were applied to the one percent per annum amortization, we are not required to make any quarterly installment payments until June 24, 2019.
Amended ABL Facility
The Company’s Asset-Based Lending Facility, dated as of May 2, 2012, (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At July 30, 2017 and October 30, 2016, the Company’s excess availability under the Amended ABL Facility was $139.9 million and $140.9 million, respectively. The Company had no revolving loans outstanding under the Amended ABL Facility as of July 30, 2017 and October 30, 2016. In addition, at July 30, 2017 and October 30, 2016, standby letters of credit related to certain insurance policies totaling approximately $10.0 million and $9.1 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.
The Amended ABL Facility includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of July 30, 2017 and October 30, 2016 was $21.0 million and $21.1 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at July 30, 2017 and October 30, 2016, NCI’s fixed charge coverage ratio, which is calculated on a trailing twelve month basis, was 4.69:1.00 and 2.86:1.00, respectively.
Loans under the Amended ABL Facility bear interest, at NCI’s option, as follows:

(1)	Base Rate loans at the Base Rate plus a margin. The margin ranges from 0.75% to 1.25% depending on the quarterly average excess availability under such facility; and

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
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, dispose of assets, make acquisitions and engage in mergers. As of July 30, 2017, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of July 30, 2017, and October 30, 2016, the Company had an outstanding note payable in the amount of $0.9 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
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
As of July 30, 2017, and October 30, 2016, the CD&R Funds owned approximately 42.4% and 42.3%, respectively, of the outstanding shares of our common stock.
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
During the nine months ended July 30, 2017, the Company repurchased approximately 0.2 million shares for $3.5 million under the stock repurchase program. As of July 30, 2017, approximately $39.9 million remained available for stock repurchases under the program. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.

In addition to the common stock repurchased during the nine months ended July 30, 2017, the Company also withheld shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
NOTE 14 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of July 30, 2017 and October 30, 2016 because of their relatively short maturities. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	July 30, 2017		October 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2022	$144,147	$144,868	$154,147	$154,147
8.25% senior notes, due January 2023	250,000	270,000	250,000	272,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of July 30, 2017 and October 30, 2016.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of July 30, 2017 and October 30, 2016, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	July 30, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,246	$—	$—	$1,246
Mutual funds – Growth	907	—	—	907
Mutual funds – Blend	1,857	—	—	1,857
Mutual funds – Foreign blend	872	—	—	872
Mutual funds – Fixed income	—	1,541	—	1,541
Total short-term investments in deferred compensation plan	4,882	1,541	—	6,423
Total assets	$4,882	$1,541	$—	$6,423

Liabilities:
Deferred compensation plan liability	$—	$4,716	$—	$4,716
Total liabilities	$—	$4,716	$—	$4,716

	October 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$422	$—	$—	$422
Mutual funds – Growth	773	—	—	773
Mutual funds – Blend	3,118	—	—	3,118
Mutual funds – Foreign blend	730	—	—	730
Mutual funds – Fixed income	—	705	—	705
Total short-term investments in deferred compensation plan	5,043	705	—	5,748
Total assets	$5,043	$705	$—	$5,748

Liabilities:
Deferred compensation plan liability	$—	$3,847	$—	$3,847
Total liabilities	$—	$3,847	$—	$3,847

(1)
Unrealized holding gain (loss) for the three months ended July 30, 2017 and July 31, 2016 was $0.2 million and $0.3 million, respectively. Unrealized holding gain (loss) for the nine months ended July 30, 2017 and July 31, 2016 was $(0.2) million and $0.1 million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

NOTE 15 — INCOME TAXES
The effective tax rate for the three months ended July 30, 2017 was 35.1%, compared to 32.9% for the same period in the prior year. The change in effective tax rate was primarily driven by the reversal of reserve for uncertain tax positions in the three month period ended July 30, 2016. There was no corresponding benefit in the three months ended July 30, 2017.

The effective tax rate for the nine months ended July 30, 2017 was 34.6%, compared to 32.3% for the same period in the prior year. The change in the effective tax rate was primarily driven by an adjustment in the first quarter of fiscal 2016 related to the research and development credit for fiscal year 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal year 2016 as well as the nontaxable gain on bargain purchase from the Hamilton acquisition. There were no corresponding items in the nine months ended July 30, 2017.
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
The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Total sales:
Engineered Building Systems	$191,910	$181,029	$505,797	$468,028
Metal Components	297,006	287,307	813,100	751,610
Metal Coil Coating	70,559	72,069	198,078	178,452
Intersegment sales	(90,090)	(78,052)	(235,423)	(193,476)
Total sales	$469,385	$462,353	$1,281,552	$1,204,614
External sales:
Engineered Building Systems	$182,164	$175,471	$481,641	$455,876
Metal Components	258,486	256,195	717,021	670,757
Metal Coil Coating	28,735	30,687	82,890	77,981
Total sales	$469,385	$462,353	$1,281,552	$1,204,614
Operating income (loss):
Engineered Building Systems	$14,948	$19,561	$28,346	$39,216
Metal Components	35,289	37,497	91,406	71,436
Metal Coil Coating	6,562	8,748	17,320	18,272
Corporate	(22,702)	(22,271)	(60,617)	(59,538)
Total operating income	$34,097	$43,535	$76,455	$69,386
Unallocated other expense, net	(6,031)	(8,193)	(19,494)	(22,072)
Income before income taxes	$28,066	$35,342	$56,961	$47,314

	July 30, 2017	October 30, 2016
Total assets:
Engineered Building Systems	$236,444	$229,422
Metal Components	663,075	654,534
Metal Coil Coating	89,133	87,194
Corporate	56,210	79,050
Total assets	$1,044,862	$1,050,200

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

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	our ability to generate significant cash flow required to service or refinance our existing debt, including the 8.25% senior notes due 2023, and obtain future financing;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	our ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company’s stock price;

•	dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

•	timing and amount of any stock repurchases; and

•	other risks detailed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC and Item 1A of Part II of this quarterly report.
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
Third Fiscal Quarter
During the third quarter of fiscal 2017, the Company has continued to realize the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We are also maintaining commercial pricing discipline in an environment of volatile steel prices. We remain focused on growing and integrating insulated metal panel products (“IMP”) into our building and components businesses, which had a favorable impact on our operating results for the third quarter of fiscal 2017. Overall, year-over-year comparisons in most of our financial metrics reflect the abnormal seasonal pattern in 2016, where the third quarter financial performance was stronger than the fourth quarter. The third quarter of 2016 benefited from the pull forward of work, particularly in the legacy Components segment and a declining steel price environment.
Consolidated revenues increased by approximately 2% from the same period in the prior year. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising steel price environment predominantly in the Buildings and Components segments, despite lower tonnage volumes.
The Company’s gross margin in the current period was 24.5% as compared to 27.7% in the third quarter of 2016. Lower margins in the current period were driven primarily by lower tonnage volumes in our components and metal coaters segment, leading to lower manufacturing cost leverage, offset by favorable product mix, particularly in IMP products. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 110 basis points to 16.3% of sales compared to the same period last year, as we continue to execute on our strategic initiatives and restructuring activities.

We believe we have established a business platform that should enable us to continue to outperform the nonresidential construction market and to achieve above market growth in fiscal 2017. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver growth above nonresidential market growth during fiscal 2017 in our legacy businesses and also in IMP through our multiple sales channels. We expect to have a stronger second half than the first half in fiscal 2017, which is in line with the normal seasonality of our business.
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
'17

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
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the three months ended July 30, 2017, we incurred charges of $1.0 million associated with restructuring actions, including $0.9 million and $0.1 million associated with our Engineered Building Systems and Metal Components segments, respectively.
The Company believes that the successful execution of these plans in phases over the next 21 months will result in annual cost savings ranging between $30.0 million and $40.0 million when completed, of which between approximately $18.0 million and $28.0 million represents the aggregate expected incremental cost savings to be realized in fiscal years 2017 and 2018. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for actions associated with the plans. Restructuring charges will be recorded for the plans as they become estimable and probable. See Note 4 — Restructuring and Asset Impairments in the notes to the unaudited consolidated financial statements for additional information.
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
The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Total sales:
Engineered Building Systems	$191,910	$181,029	$505,797	$468,028
Metal Components	297,006	287,307	813,100	751,610
Metal Coil Coating	70,559	72,069	198,078	178,452
Intersegment sales	(90,090)	(78,052)	(235,423)	(193,476)
Total sales	$469,385	$462,353	$1,281,552	$1,204,614
External sales:
Engineered Building Systems	$182,164	$175,471	$481,641	$455,876
Metal Components	258,486	256,195	717,021	670,757
Metal Coil Coating	28,735	30,687	82,890	77,981
Total sales	$469,385	$462,353	$1,281,552	$1,204,614
Operating income (loss):
Engineered Building Systems	$14,948	$19,561	$28,346	$39,216
Metal Components	35,289	37,497	91,406	71,436
Metal Coil Coating	6,562	8,748	17,320	18,272
Corporate	(22,702)	(22,271)	(60,617)	(59,538)
Total operating income	$34,097	$43,535	$76,455	$69,386
Unallocated other expense	(6,031)	(8,193)	(19,494)	(22,072)
Income before income taxes	$28,066	$35,342	$56,961	$47,314
FISCAL THREE MONTHS ENDED JULY 30, 2017 COMPARED TO FISCAL THREE MONTHS ENDED JULY 31, 2016
Consolidated sales increased by 1.5%, or $7.0 million, for the three months ended July 30, 2017, compared to the three months ended July 31, 2016. The increase in revenue resulted from continued commercial discipline in the pass-through of higher costs in a rising steel price environment predominantly in the Engineered Building Systems and Metal Components segments despite lower overall tonnage volumes. The increase was also related to commercial sales discipline across our segments and improved product mix, particularly sales of IMP.
Consolidated cost of sales increased by 6.0%, or $20.0 million, for the three months ended July 30, 2017, compared to the three months ended July 31, 2016. The increase in cost of sales resulted primarily from higher material costs.
Gross margin percentage was 24.5% for the three months ended July 30, 2017, compared to 27.7% for the same period in the prior year. Gross margin for the third quarter of fiscal 2017 was impacted by lower tonnage volumes in our Metal Components and Metal Coaters segments, leading to lower manufacturing cost leverage, offset by favorable product mix, particularly in IMP products.
Engineered Building Systems sales increased by 6.0%, or $10.9 million, to $191.9 million in the three months ended July 30, 2017, from $181.0 million in the same period in the prior year. Sales to third parties for the three months ended July 30, 2017 increased by $6.7 million to $182.2 million from $175.5 million in the same period in the prior year, primarily due to the result of the pass-through of higher costs and improved commercial discipline. Engineered Building Systems third-party sales accounted for 38.8% of total consolidated third-party sales in the three months ended July 30, 2017, compared to 38.0% in the three months ended July 31, 2016.
Operating income of the Engineered Building Systems segment decreased to $14.9 million in the three months ended July 30, 2017, from $19.6 million in the same period in the prior year. The $4.6 million, or 23.6%, decrease resulted primarily from lower volumes and rapidly rising steel costs during the current period as compared to the same period in the prior fiscal year when steel prices were declining.
Metal Components sales increased by 3.4%, or $9.7 million, to $297.0 million in the three months ended July 30, 2017, from $287.3 million in the same period in the prior year. The increase in sales was primarily driven by the pass-through of higher costs in a rising steel price environment, increased sales growth in the IMP product lines, as well as commercial pricing discipline across the segment, offset by lower overall tonnage volume. Sales to third parties for the three months ended July 30, 2017 increased by $2.3 million to $258.5 million from $256.2 million in the same period in the prior year. Metal Components third-party sales accounted for 55.1% of total consolidated third-party sales in the three months ended July 30, 2017, compared to 55.4% in the three months ended July 31, 2016.
Operating income of the Metal Components segment decreased to $35.3 million in the three months ended July 30, 2017, compared to $37.5 million in the same period in the prior year. The $2.2 million, or 5.9%, decrease was driven primarily by lower volumes and capacity utilization across the legacy single skin product lines offset by improved IMP sales.
Metal Coil Coating sales decreased by 2.1%, or $1.5 million, to $70.6 million in the three months ended July 30, 2017, compared to $72.1 million in the same period in the prior year. Sales to third parties for the three months ended July 30, 2017 decreased by $2.0 million to $28.7 million from $30.7 million in the same period in the prior year, primarily as a result of lower tonnage volume. Metal Coil Coating third-party sales accounted for 6.1% of total consolidated third-party sales in the three months ended July 30, 2017, compared to 6.6% in the three months ended July 31, 2016.
Operating income of the Metal Coil Coating segment decreased to $6.6 million in the three months ended July 30, 2017, from $8.7 million in the same period in the prior year. The $2.2 million, or 25.0%, decrease was primarily due to lower manufacturing leverage due to lower volumes and higher material costs.
Consolidated engineering, selling, general and administrative expenses decreased to $76.3 million in the three months ended July 30, 2017, compared to $80.4 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 16.3% for the three months ended July 30, 2017, as compared to 17.4% for the three months ended July 31, 2016. The $4.1 million decrease was primarily due to continued execution of our strategic initiatives.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended July 30, 2017, compared to $2.4 million in the same period in the prior year.
Consolidated strategic development and acquisition related costs for the three months ended July 30, 2017 were $1.3 million, compared to $0.8 million for the three months ended July 31, 2016. These non-operational costs include external legal, financial and due diligence costs incurred to deliver on our strategic initiatives.
Consolidated restructuring and impairment charges for the three months ended July 30, 2017 and July 31, 2016 were $1.0 million and $0.8 million, respectively. These charges, primarily consisting of severance related costs, relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint.
Consolidated gain on insurance recovery for the three months ended July 30, 2017 was $0.1 million, which related to a settlement with the Company’s insurers for property damage to a facility in the Metal Components segment. There was no corresponding gain in the three months ended July 31, 2016.
Consolidated interest expense decreased to $7.4 million for the three months ended July 30, 2017, compared to $7.7 million for the same period of the prior year. The 4.8% decrease in interest expense is a primarily a result of voluntary principal prepayments we made on our Existing Term Loans during fiscal years 2017 and 2016.
Consolidated foreign exchange gain (loss) for the three months ended July 30, 2017 was a $1.0 million gain, compared to a loss of $0.9 million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $9.8 million for the three months ended July 30, 2017, compared to $11.6 million for the same period in the prior year. The effective tax rate for the three months ended July 30, 2017 was 35.1%, compared to 32.9% for the same period in the prior year.  The provision for income taxes for the three months ended July 30, 2016 included a benefit related to the reversal of reserve for uncertain tax positions. There was no corresponding benefit in the current period.
FISCAL NINE MONTHS ENDED JULY 30, 2017 COMPARED TO FISCAL NINE MONTHS ENDED JULY 31, 2016
Consolidated sales increased by 6.4%, or $76.9 million, for the nine months ended July 30, 2017, compared to the nine months ended July 31, 2016. The increase in revenue resulted from continued commercial discipline in the pass-through of higher costs in a rising steel price environment predominantly in the Engineered Building Systems and Metal Components segments despite overall tonnage volumes remaining flat year over year. The increase was also related to commercial sales discipline across our segments and improved product mix, particularly sales of IMP.
Consolidated cost of sales increased by 9.2%, or $82.4 million, for the nine months ended July 30, 2017, compared to the nine months ended July 31, 2016. The increase in cost of sales resulted primarily from rising raw materials costs during the current period as compared to declining materials costs in the prior year.
Gross margin percentage was 23.4% for the nine months ended July 30, 2017, compared to 25.5% for the same period in the prior year. The decrease in gross margin primarily resulted from the impact of higher steel prices, which may significantly impact a period in isolation, but does not typically significantly impact gross margin over a longer time horizon because the cost is ultimately passed through to customers. This decrease was further impacted by lower tonnage volumes offset by a continued focus on value-oriented commercial sales discipline.
Engineered Building Systems sales increased by 8.1%, or $37.8 million, to $505.8 million in the nine months ended July 30, 2017, from $468.0 million in the same period in the prior year. Sales to third parties for the nine months ended July 30, 2017 increased by $25.8 million to $481.6 million from $455.9 million in the same period in the prior year, primarily due to higher tonnage volume along with commercial discipline. Engineered Building Systems third-party sales accounted for 37.6% of total consolidated third-party sales in the nine months ended July 30, 2017, compared to 37.8% in the nine months ended July 31, 2016.
Operating income of the Engineered Building Systems segment decreased to $28.3 million in the nine months ended July 30, 2017, from $39.2 million in the same period in the prior year. The $10.9 million, or 27.7%, decrease resulted primarily from rapidly rising steel costs during the current period as compared to the same period in the prior fiscal year.
Metal Components sales increased by 8.2%, or $61.5 million, to $813.1 million in the nine months ended July 30, 2017, from $751.6 million in the same period in the prior year. The increase in sales was primarily driven by higher tonnage volume and commercial discipline and improved product mix, particularly sales of IMP. Sales to third parties for the nine months ended July 30, 2017 increased by $46.3 million to $717.0 million from $670.8 million in the same period in the prior year. Metal Components third-party sales accounted for 55.9% of total consolidated third-party sales in the nine months ended July 30, 2017, compared to 55.7% in the nine months ended July 31, 2016.
Operating income of the Metal Components segment increased to $91.4 million in the nine months ended July 30, 2017, compared to $71.4 million in the same period in the prior year. The $20.0 million, or 28.0%, increase was driven primarily by more favorable product sales mix and the combined benefit of higher sales, effective supply chain management and commercial discipline. Operating income also includes $9.7 million of gain on insurance recovery for settlements on damaged or destroyed plant and equipment in the current period. There was no corresponding gain in the nine months ended July 31, 2016.
Metal Coil Coating sales increased by 11.0%, or $19.6 million, to $198.1 million in the nine months ended July 30, 2017, compared to $178.5 million in the same period in the prior year. Sales to third parties for the nine months ended July 30, 2017 increased by $4.9 million to $82.9 million from $78.0 million in the same period in the prior year, primarily as a result of an increase in tonnage volume. Metal Coil Coating third-party sales remained consistent and accounted for 6.5% of total consolidated third-party sales both in the nine months ended July 30, 2017 and the nine months ended July 31, 2016.
Operating income of the Metal Coil Coating segment decreased to $17.3 million in the nine months ended July 30, 2017, from $18.3 million in the same period in the prior year. The $1.0 million, or 5.2%, decrease was primarily due to lower manufacturing efficiency due to lower volumes and higher material costs.
Consolidated engineering, selling, general and administrative expenses decreased $4.4 million, or 2.0%, to $220.5 million in the nine months ended July 30, 2017, compared to $224.9 million in the same period in the prior year. As a percentage of sales, engineering, selling, general and administrative expenses were 17.2% for the nine months ended July 30, 2017, as compared to 18.7% for the nine months ended July 31, 2016. The $4.4 million decrease was primarily due to continued execution of our strategic initiatives.
Consolidated intangible amortization remained consistent period over period at $7.2 million in the nine months ended July 30, 2017, compared to $7.2 million in the nine months ended July 31, 2016.
Consolidated strategic development and acquisition related costs for the nine months ended July 30, 2017 were $1.8 million, compared to $2.1 million for the nine months ended July 31, 2016. These non-operational costs include external legal, financial and due diligence costs incurred to pursue specific acquisition targets or costs directly associated with integrating previous acquisitions.
Consolidated restructuring and impairment charges for the nine months ended July 30, 2017 and July 31, 2016 were $3.6 million and $3.4 million, respectively. These charges relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint. We closed three facilities during the nine months ended July 30, 2017, including one in our Engineered Building Systems segment and two in our Metal Components segment, and incurred primarily severance-related costs in connection with these closures.
Consolidated gain on insurance recovery for the nine months ended July 30, 2017 was $9.7 million, which related to settlements with the Company’s insurers for property damage to two facilities in the Metal Components segment. There was no corresponding gain in the nine months ended July 31, 2016.
Consolidated interest expense decreased to $21.7 million for the nine months ended July 30, 2017, compared to $23.5 million for the same period of the prior year. The 7.3% decrease in interest expense is primarily a result of voluntary principal prepayments the Company made on its Term Loan during fiscal 2017 and 2016.

Consolidated foreign exchange gain (loss) for the nine months ended July 30, 2017 was a $1.0 million gain, compared to $1.1 million loss for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $19.7 million for the nine months ended July 30, 2017, compared to $15.3 million for the same period in the prior year. The effective tax rate for the nine months ended July 30, 2017 was 34.6%, compared to 32.3% for the same period in the prior year. The change in the effective tax rate was primarily driven by a one-time adjustment in the first quarter of fiscal 2016 related to the research and development credit for fiscal 2015 that was permanently extended in the Protecting Americans from Tax Hikes Act of 2015 and was signed into law in fiscal 2016, the nontaxable gain on bargain purchase from the Hamilton acquisition and a benefit related to the reversal of reserve for uncertain tax positions. There were no corresponding items in the nine months ended July 30, 2017.
LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.4 million as of October 30, 2016 to $45.9 million as of July 30, 2017. The following table summarizes our consolidated cash flows for the nine months ended July 30, 2017 and July 31, 2016 (in thousands):

	Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016
Net cash (used in) provided by operating activities	$(918)	$40,599
Net cash used in investing activities	(4,503)	(14,004)
Net cash used in financing activities	(14,392)	(75,497)
Effect of exchange rate changes on cash and cash equivalents	333	(50)
Net decrease in cash and cash equivalents	(19,480)	(48,952)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$45,923	$50,710
Operating Activities
Our business is both seasonal and cyclical and cash flows from operating activities may fluctuate during the year and from year-to-year due to economic conditions. We rely on cash and short-term borrowings, when needed, to meet cyclical and seasonal increases in working capital needs. These needs generally rise during periods of increased economic activity or increasing raw material prices due to higher levels of inventory and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, working capital needs generally decrease as a result of the reduction of inventories and accounts receivable.
Net cash used in operating activities was $0.9 million during the nine months ended July 30, 2017 compared to net cash provided by operating activities of $40.6 million in the nine months ended July 31, 2016. The decrease in the current period was primarily due to significant investment in working capital by the Company in the first quarter of fiscal 2017, and timing of working capital turns in the third quarter of fiscal 2017.
Net cash used in accounts receivable was $8.6 million for the nine months ended July 30, 2017, compared to $10.1 million for the nine months ended July 31, 2016. Our days sales outstanding as of July 30, 2017 and July 31, 2016 were 35.5 days and 33.4 days, respectively. The decrease in our accounts receivable balance from the prior period was primarily the result of timing of collections toward the end of the current period.
For the nine months ended July 30, 2017, the change in cash flows relating to inventory was $0.6 million and resulted partially from higher inventory purchases to support higher sales, and also due to purchases in advance of steel price increases. Our days inventory on-hand increased to 54.3 days as of July 30, 2017 from 46.5 days as of July 31, 2016.
Net cash used in accounts payable for the nine months ended July 30, 2017 was $22.2 million, whereas net cash provided by accounts payable was $0.5 million in the nine months ended July 31, 2016. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of July 30, 2017 decreased to 33.0 days from 35.7 days as of July 31, 2016.

Investing Activities
Net cash used in investing activities decreased to $4.5 million during the nine months ended July 30, 2017 compared to $14.0 million in the nine months ended July 31, 2016. We used $15.6 million for capital expenditures in the nine months ended July 30, 2017 and sold assets that had been classified as held for sale for $2.5 million during the nine months ended July 30, 2017. These cash outflows were partially offset by $8.6 million of insurance proceeds received in connection with involuntary conversions at two of our facilities.
In the nine months ended July 31, 2016, $15.1 million in cash was used for capital expenditures and $4.3 million was used for the acquisitions of CENTRIA and the Hamilton operations. Additionally, we sold assets that had been classified as held for sale for $5.5 million during the fiscal nine months ended July 31, 2016.
Financing Activities
Net cash used in financing activities was $14.4 million during the nine months ended July 30, 2017 compared to $75.5 million in the comparable prior year period. During the nine months ended July 30, 2017, we made a $10.2 million voluntary principal prepayment on borrowings under our Credit Agreement, borrowed $35.0 million under our Amended ABL Facility and fully repaid that amount as of the end of the period, used $3.5 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in September 2016 and used $2.4 million for purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. We received $1.2 million in cash proceeds from the exercises of stock options.
During the nine months ended July 31, 2016, we used $57.4 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in January 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $30.0 million to make a voluntary principal prepayment on borrowings under our Credit Agreement. We received $12.1 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
As of July 30, 2017, we had an aggregate principal amount of $394.1 million of outstanding indebtedness, comprising $144.1 million of borrowings under our Credit Agreement and $250.0 million in aggregate principal amount of 8.25% senior notes due 2023. Our excess availability under the Amended ABL Facility was $139.9 million as of July 30, 2017. In addition, standby letters of credit related to certain insurance policies totaling approximately $10.0 million were outstanding but undrawn under the Amended ABL Facility. At July 30, 2017, we had no revolving loans outstanding under the Amended ABL Facility.
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
Pursuant to the Amendment, the New Term Loans bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternative base rate plus a borrowing margin of 2.00% per annum.
The New Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments of the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.

During the nine month periods ended July 30, 2017 and July 31, 2016, the Company made voluntary prepayments of $10.2 million and $30.0 million, respectively, on the outstanding principal amount of the Term Loan. NCI is not restricted from making any further prepayments; however, for the six month period following the effective date of the New Term Loans, or prior to November 2, 2017, NCI would incur a 1% prepayment penalty for any voluntary prepayments. We are not required to make any quarterly installment payments until June 24, 2019.
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
At July 30, 2017 and October 30, 2016, the CD&R Funds owned approximately 42.4% and 42.3%, respectively, of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $139.9 million available at July 30, 2017 and we have a cash balance of $45.9 million as of July 30, 2017.
We expect to contribute $0.6 million to our defined benefit plans during the remainder of fiscal 2017.
We expect that, for the next 12 months, cash generated from operations and our availability under the Amended ABL Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $25 million and $30 million for fiscal 2017 and expansion when needed.
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
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under this repurchase program, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. At July 30, 2017, approximately $39.9 million remained available for stock repurchases under the program. In addition to the common stock repurchased during the nine months ended July 30, 2017 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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
The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated below (in thousands):

	Three Months Ended July 30, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$14,948	$35,289	$6,562	$(22,702)	$34,097
Restructuring and impairment charges	941	68	—	—	1,009
Strategic development and acquisition related costs	—	—	—	1,297	1,297
(Gain) on insurance recovery	—	(148)	—	—	(148)
Unreimbursed business interruption costs	—	235	—	—	235
Adjusted operating income (loss)	$15,889	$35,444	$6,562	$(21,405)	$36,490

	Three Months Ended July 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$19,561	$37,497	$8,748	$(22,271)	$43,535
Restructuring and impairment charges	106	261	—	411	778
Strategic development and acquisition related costs	—	9	—	810	819
(Gain) on sale of assets and asset recovery	(52)	—	—	—	(52)
Adjusted operating income (loss)	$19,615	$37,767	$8,748	$(21,050)	$45,080

	Nine Months Ended July 30, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$28,346	$91,406	$17,320	$(60,617)	$76,455
Restructuring and impairment charges	3,037	501	—	49	3,587
Strategic development and acquisition related costs	—	—	—	1,778	1,778
Loss on sale of assets	137	—	—	—	137
(Gain) on insurance recovery	—	(9,749)	—	—	(9,749)
Unreimbursed business interruption costs	—	426	—	—	426
Adjusted operating income (loss)	$31,520	$82,584	$17,320	$(58,790)	$72,634

	Nine Months Ended July 31, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$39,216	$71,436	$18,272	$(59,538)	$69,386
Restructuring and impairment charges	755	1,155	39	1,488	3,437
Strategic development and acquisition related costs	—	403	—	1,677	2,080
(Gain) on sale of assets and asset recovery	(1,704)	—	—	—	(1,704)
Adjusted operating income (loss)	$38,267	$72,994	$18,311	$(56,373)	$73,199
The following tables reconcile adjusted EBITDA to net income for the periods indicated below (in thousands):

	4th Quarter October 30, 2016	1st Quarter January 29, 2017	2nd Quarter April 30, 2017	3rd Quarter July 30, 2017	Trailing 12 Months July 30, 2017
Net income	$19,001	$2,039	$16,974	$18,221	$56,235
Add:
Depreciation and amortization	9,817	10,315	10,062	10,278	40,472
Consolidated interest expense, net	7,548	6,881	7,341	7,353	29,123
Provision for income taxes	12,649	1,275	8,606	9,845	32,375
Restructuring and impairment charges	815	2,264	315	1,009	4,403
Strategic development and acquisition related costs	590	357	124	1,297	2,368
Share-based compensation	3,181	3,042	2,820	2,284	11,327
Loss on sale of assets and asset recovery	62	—	137	—	199
(Gain) on insurance recovery	—	—	(9,601)	(148)	(9,749)
Unreimbursed business interruption costs	—	—	191	235	426
Adjusted EBITDA	$53,663	$26,173	$36,969	$50,374	$167,179

	4th Quarter November 1, 2015	1st Quarter January 31, 2016	2nd Quarter May 1, 2016	3rd Quarter July 31, 2016	Trailing 12 Months July 31, 2016
Net income	$18,407	$5,892	$2,420	$23,715	$50,434
Add:
Depreciation and amortization	13,354	10,747	10,765	10,595	45,461
Consolidated interest expense, net	7,993	7,847	7,792	7,685	31,317
Provision for income taxes	10,029	2,453	1,209	11,627	25,318
Restructuring and impairment charges	7,611	1,510	1,149	778	11,048
(Gain) from bargain purchase	—	(1,864)	—	—	(1,864)
Strategic development and acquisition related costs	1,143	681	579	819	3,222
(Gain) on legal settlements	(3,765)	—	—	—	(3,765)
Share-based compensation	1,677	2,582	2,468	2,661	9,388
(Gain) on sale of assets and asset recovery	—	(725)	(927)	(52)	(1,704)
Adjusted EBITDA	$56,449	$29,123	$25,455	$57,828	$168,855

The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income per diluted common share, GAAP basis	$0.25	$0.32	$0.52	$0.43
Restructuring and impairment charges	0.01	0.01	0.05	0.05
Strategic development and acquisition related costs	0.02	0.01	0.02	0.03
(Gain) on insurance recovery	0.00	—	(0.14)	—
Unreimbursed business interruption costs	0.00	—	0.01	—
Other losses (gains), net	—	0.00	0.00	(0.05)
Tax effect of applicable non-GAAP adjustments(1)	(0.01)	(0.01)	0.02	(0.02)
Adjusted net income per diluted common share	$0.27	$0.33	$0.48	$0.44

	Fiscal Three Months Ended		Fiscal Nine Months Ended
	July 30, 2017	July 31, 2016	July 30, 2017	July 31, 2016
Net income applicable to common shares, GAAP basis	$18,119	$23,550	$36,994	$31,761
Restructuring and impairment charges	1,009	778	3,587	3,437
Strategic development and acquisition related costs	1,297	819	1,778	2,080
(Gain) on insurance recovery	(148)	—	(9,749)	—
Unreimbursed business interruption costs	235	—	426	—
Other losses (gains), net	—	(52)	137	(3,568)
Tax effect of applicable non-GAAP adjustments(1)	(933)	(603)	1,490	(1,487)
Adjusted net income applicable to common shares	$19,579	$24,492	$34,663	$32,223

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 30, 2017, we were not involved in any material unconsolidated SPE transactions.
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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal nine months ended July 30, 2017, material costs (predominantly steel costs) constituted approximately 69% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
With material costs (predominantly steel costs) accounting for approximately 69% of our cost of sales for the nine months ended July 30, 2017, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $6.8 million for the nine months ended July 30, 2017. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At July 30, 2017, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At July 30, 2017, we had $144.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The fair value of our Credit Agreement at July 30, 2017 and October 30, 2016 was approximately $144.9 million and $154.1 million, respectively, compared to a face value of approximately $144.1 million and $154.1 million, respectively.
See Note 11 — Long-Term Debt and Note Payable in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was $0.3 million and $(0.5) million, for the three month periods ended July 30, 2017 and July 31, 2016, respectively. The net foreign currency re-measurement gain (loss) for the nine month periods ended July 30, 2017 and July 31, 2016 was $0.2 million and $(0.7) million, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three month periods ended July 30, 2017 and July 31, 2016 was $0.7 million and $(0.4) million, respectively. The net foreign currency exchange gain (loss) included in net income for the nine month periods ended July 30, 2017 and July 31, 2016 was $0.8 million and $(0.4) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three month periods ended July 30, 2017 and July 31, 2016 was $0.4 million and $(0.2) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the nine month periods ended July 30, 2017 and July 31, 2016 was $0.3 million and $(0.1) million, respectively.
We have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three and nine month periods ended July 30, 2017 and July 31, 2016.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of July 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were ineffective because the material weaknesses described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 continued to exist as of July 30, 2017, as discussed below.
Material Weaknesses Previously Disclosed
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016 that we had identified material weaknesses in our internal controls over financial reporting relating to (1) the control environment of the CENTRIA subsidiary, which the Company acquired in January 2015, and (2) the design of controls over the allocation of total contract consideration in multiple element revenue arrangements within the Company’s Engineered Building Systems segment. In light of the material weaknesses, management performed additional review and other procedures prior to the filing of this Quarterly Report on Form 10-Q, which did not result in any adjustments to the consolidated financial statements. These material weaknesses did not result in any material misstatements to our consolidated financial statements in any prior periods or for the three and nine months ended July 30, 2017.
Status of Remediation Efforts to Address Material Weaknesses
We are committed to the remediation of the material weaknesses in a timely manner. We have developed a remediation plan that will address the material weaknesses in internal control over financial reporting and we have implemented certain aspects of our plan as of July 30, 2017, including:

•
Hired a Director of Controls and Compliance, an accounting manager at the CENTRIA subsidiary and made several other personnel changes to bolster the oversight of the Company’s internal control over financial reporting

•	Formalized and modified certain existing critical accounting procedures for the affected areas of internal control over financial reporting

•	Established interim compensating or mitigating controls programs

•	Conducted supplemental training regarding the performance of key controls, including the retention of adequate supporting documentation for such controls

•	Enhanced the corporate finance management review controls that are relied upon to review multiple element revenue arrangements
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
During the third quarter of fiscal 2017, the Company did not have any stock repurchase activity. At July 30, 2017, approximately $39.9 million remains available for stock repurchases under the program.
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

NCI BUILDING SYSTEMS, INC.

Date: September 7, 2017	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer
and Treasurer

Index to Exhibits

10.1
Amendment No. 2 to the Credit Agreement, dated as of May 2, 2017, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated May 02, 2017 and incorporated by reference herein)

*†10.2	Amended and Restated Employment Agreement by and between NCI Building Systems, Inc. and Donald R. Riley, dated June 1, 2017

*31.1	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

*31.2	Rule 13a-14(a)/15d-14(a) Certifications (Section 302 of the Sarbanes-Oxley Act of 2002)

**32.1	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

**32.2	Certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (Section 906 of the Sarbanes-Oxley Act of 2002)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

†	Management contracts or compensatory plans or arrangements