Form 10-K
period 2017-10-29
NCI BUILDING SYSTEMS INC
filed 2017-12-18
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

Form 10-K
__________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 29, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on April 30, 2017 was $696,936,884, which aggregate market value was calculated using the closing sales price reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter.

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of shares of common stock of the registrant outstanding on December 11, 2017 was 66,898,805.
__________________________

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of this Annual Report is incorporated by reference from the registrant’s definitive proxy statement for its 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days of October 29, 2017.

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

PART I

Item 1. Business.
General
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. Of the approximate $275 billion nonresidential construction industry, we primarily serve the low-rise nonresidential construction market (five stories or less) which, according to Dodge Data & Analytics (“Dodge”), represented approximately 86% of the total nonresidential construction industry during our fiscal year 2017. Our broad range of products are used primarily in new construction and in repair and retrofit activities, mostly in North America.
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
As of October 29, 2017, we operated 38 manufacturing facilities located in the United States, Mexico, Canada and China, with additional sales and distribution offices throughout the United States and Canada. Our broad geographic footprint, along with our hub-and-spoke distribution system, allows us to efficiently supply a broad range of customers with high-quality customer service and reliable deliveries.
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
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 2% in our fiscal 2017 as compared to our fiscal 2016. However, Dodge typically revises initial reported figures, and we expect this metric will be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into fiscal 2018.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for new low-rise nonresidential construction starts in fiscal 2018.
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
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to its existing Credit Agreement, dated as of June 22, 2012, between NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time ti time (as previously amended by Amendment No. 1, dated as of June 24, 2013, the “Existing Term Loan Facility” and, as amended, the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility.
On December 11, 2017, the CD&R funds completed a registered underwritten offering, in which the CD&R Funds sold 7.15 million shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Funds request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Funds. The total amount the Company spent on these repurchases was $22.3 million. Following the closing of the 2017 Stock Repurchase, the CD&R Funds own approximately 34.7%.
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
Manufacturing.  As of October 29, 2017, we operated seven facilities for manufacturing and distributing engineered building systems throughout the United States and in Monterrey, Mexico.
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
We sell engineered building systems to builders, general contractors, developers and end users nationwide under the brand names “Metallic,” “Mid-West Steel,” “A & S,” “All American,” “Mesco,” “Star,” “Ceco,” “Robertson,” “Garco,” “Heritage” and “SteelBuilding.com.” We market engineered building systems through an in-house sales force to authorized builder networks of approximately 3,200 builders. We also sell engineered building systems via direct sale to owners and end users as well as through private label companies. In addition to a traditional business-to-business channel, we sell small custom-engineered metal buildings through two other consumer-oriented marketing channels targeting end-use purchasers and small general contractors. We sell through Heritage Building Systems (“Heritage”), which is a direct-response, phone-based sales organization, and Steelbuilding.com, which allows customers to design, price and buy small metal buildings online. During fiscal 2017, our largest customer for Engineered Building Systems accounted for less than 2% of our total consolidated sales and external sales of our engineered building systems segment accounted for 37.3% of total consolidated sales for the fiscal year.
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
Manufacturing.  As of October 29, 2017, we operated 26 facilities (24 in the United States, one in Canada and one in China) to manufacture metal components for the nonresidential construction industry, including three facilities for our door operations and nine facilities for our IMP products.
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
Our metal components sales operations are organized into geographic regions. Each region is headed by a general sales manager supported by individual regional sales managers. Each local sales office is staffed by a direct sales force responsible for contacting customers and architects and a sales coordinator who supervises the sales process from the time the order is received until it is shipped and invoiced. The regional and local focus of our customers requires extensive knowledge of local business conditions. During fiscal 2017, our largest customer for Metal Components accounted for less than 1% of our total consolidated sales and external sales of our metal components segment accounted for 56.4% of total consolidated sales for the fiscal year.
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
Manufacturing.  As of October 29, 2017, we operated five metal coil coating facilities located in the United States. Two of our facilities coat hot-rolled, heavy gauge metal coils and three of our facilities coat light gauge metal coils.
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
We sell our products and processes principally to original equipment manufacturer customers who utilize pre-painted metal, including other manufacturers of engineered building systems and metal components. Our customer base also includes steel mills, metal service centers and painted coil distributors who in-turn supply various manufacturers of engineered building systems, metal components, lighting fixtures, ceiling grids, water heaters, appliances and other manufactured products. During fiscal 2017, the largest customer of our Metal Coil Coating segment accounted for less than 2% of our total consolidated sales and external sales of our metal coil coating segment represented 6.3% of total consolidated sales for the fiscal year.
Business Strategy
We intend to expand our business, enhance our market position and increase our sales and profitability by focusing on the implementation of a number of key initiatives that we believe will help us grow and reduce costs. Our current strategy focuses primarily on organic initiatives, but also considers the use of opportunistic acquisitions to achieve our growth objectives:

•
Corporate-Wide Initiatives.  We will continue our focus on leveraging technology, automation and supply chain efficiencies to be one of the lowest cost producers, reduce engineering, selling, general and administrative (“ESG&A”) expenses and improve plant utilization through expanded use of our integrated business model and facility re-alignment.

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

Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the fiscal year ended October 29, 2017, we incurred restructuring charges, primarily consisting of severance related costs of $4.7 million, including $3.2 million and $1.2 million in the Engineered Building Systems segment and Metal Components segment, respectively,
As a result of the successful execution of these plans, the Company has eliminated approximately $23.0 million of costs through fiscal 2017 with an additional $8.5 million expected to be realized in fiscal 2018. The Company further expects to achieve aggregate cost savings and efficiency improvements ranging between $40 million and $50 million in phases by the end of 2020. We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for actions associated with implementation of these plans. Restructuring charges will be recorded for these plans as they become estimable and probable. See Note 5 — Restructuring in the notes to the consolidated financial statements for additional information.
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
Our raw materials on hand increased to $150.9 million at October 29, 2017 from $145.1 million at October 30, 2016 due to rising input costs and to support higher levels of business activity in fiscal 2017.
The price and supply of steel impacts our business. The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, currency fluctuations, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. We believe the CRU North American Steel Price Index, published by the CRU Group since 1994, reasonably depicts the volatility we have experienced in steel prices. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Steel Prices.” During fiscal 2017 and 2016, steel prices fluctuated due to market conditions ranging from a low point of 145 to a high point of 181 on the CRU Index in fiscal 2017 and from a low point of 113 to a high point of 174 on the CRU Index in fiscal 2016. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
Backlog
At October 29, 2017 and October 30, 2016, the total backlog of orders, consisting of Engineered Building Systems’ and IMP orders, for our products we believe to be firm was $545.6 million and $515.8 million, respectively. Job orders included in backlog are generally cancelable by customers at any time for any reason; however, cancellation charges may be assessed. Occasionally, orders in the backlog are not completed and shipped for reasons that include changes in the requirements of the customers and the inability of customers to obtain necessary financing or zoning variances. We historically have estimated that between 10% and 20% of this backlog will extend beyond one year.

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
As of October 29, 2017, we operated 38 manufacturing facilities located in the United States, Mexico, Canada and China, with additional sales and distribution offices throughout the United States and Canada. These facilities are used primarily for the manufacturing of metal components and engineered building systems for the building industry. We believe this broad geographic distribution gives us an advantage over our metal components and engineered building systems competitors because major elements of a customer’s decision are the speed and cost of delivery from the manufacturing facility to the product’s ultimate destination. We operate a fleet of trucks to deliver our products to our customers in a more timely manner than most of our competitors.
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
Research and Development Costs
Total expenditures for research and development were $4.3 million, $3.7 million and $2.7 million for fiscal years 2017, 2016 and 2015, respectively. We incur research and development costs to develop new products, improve existing products and improve safety factors of our products in the metal components segment. These products include building and roofing systems, insulated panels, clips, purlins and fasteners.
Employees
As of October 29, 2017, we have approximately 5,300 employees, of whom approximately 4,000 are manufacturing and engineering personnel. We regard our employee relations as satisfactory. Approximately 13% of our workforce, including the employees at our subsidiary in Mexico, are represented by a collective bargaining agreement or union.

Item 1A. Risk Factors.
Our industry is cyclical and highly sensitive to macroeconomic conditions. Our industry is currently experiencing a prolonged downturn which, if sustained, will materially and adversely affect the outlook for our business, liquidity and results of operations.
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. The United States and global economies are currently undergoing a period of unprecedented volatility, which is having an adverse effect on our business.
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 2% in our fiscal 2017 as compared to our fiscal 2016. However, Dodge typically revises initial reported figures, and we expect this metric may be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into fiscal 2018.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the AIA Architecture Mixed Use Index, Dodge Residential single family starts and the LEI. Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for new low-rise nonresidential construction starts in fiscal 2018, with the majority of that growth occurring in the second half of our fiscal year.
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
The markets in which we compete are sensitive to general business and economic conditions in the United States and worldwide, including availability of credit, interest rates, fluctuations in capital, credit and mortgage markets and business and consumer confidence. Additionally, political issues in the United States resulting in discord, conflict or lack of compromise between the legislative and executive branches of the U.S. government may affect the national debt, debt ceiling limit, tax reform or federal government budget, which could in turn adversely affect our results of operations. Adverse developments in global financial markets and general business and economic conditions, including through recession, downturn or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including our ability and the ability of our customers and suppliers to access capital. There was a significant decline in economic growth, both in the United States and worldwide, that began in the second half of 2007 and continued through 2009. In addition, volatility and disruption in the capital markets during that period reached unprecedented levels, with stock markets falling dramatically and credit becoming very expensive or unavailable to many companies without regard to those companies’ underlying financial strength. Although there have been some indications of stabilization in the general economy and certain industries and markets in which we operate, there can be no guarantee that any improvement in these areas will continue or be sustained.
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
The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact the Company’s business. For example, the Company’s business activity levels are heavily influenced by the U.S. domestic economy and changes in administration policies may result in changes in tax rates and/or prevailing interest rates, which could either stimulate or contract activity levels in the domestic economy. More specifically, the Company has had a production facility in Mexico for approximately 20 years and purchases a material amount of manufactured products from this subsidiary. For example, in fiscal 2017, the Company imported approximately $56 million of metal building products from the Company’s Mexican subsidiary. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the U.S. federal tax code, and modifications to international trade policy.  Any such changes, if unmitigated by changes in our supply chain or tax organization structures, may make it more difficult and/or more expensive for us and, thus, could have a material adverse effect on the Company’s results of operations and limit our growth.
Comprehensive tax reform legislation is currently under consideration by the U.S. Congress.
The U.S. Congress is considering comprehensive tax reform legislation that includes significant changes to taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) elimination of deduction for income attributable to domestic production activities and (iv) a partial shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with a transitional rule that taxes certain historic foreign accumulated earnings and certain rules that aim to prevent erosion of U.S. income tax base). It is unclear whether the tax reform legislation will be enacted into law or, if enacted, what form it would take. The impact of any potential tax reform on us is uncertain.
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
We have substantial indebtedness. As of October 29, 2017, we had total indebtedness of approximately $394.1 million.
The amount of our debt or other similar obligations could have important consequences for us, including, but not limited to:

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
The terms of the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes provide us and our subsidiaries with the flexibility to incur a substantial amount of indebtedness in the future, which indebtedness may be secured or unsecured. As of October 29, 2017, we had total indebtedness of approximately $394.1 million. In particular, if we or our subsidiaries are in compliance with certain incurrence ratios set forth in the Amended ABL Facility, the Term Loan Facility and the indenture governing the Notes, we may be able to incur substantial additional indebtedness. Any such incurrence of additional indebtedness may increase the risks created by our current substantial indebtedness. As of October 29, 2017, we were able to borrow up to approximately $140.0 million under the Amended ABL Facility. All of these borrowings under the Amended ABL Facility would be secured.
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
Our indebtedness under the Amended ABL Facility will bear interest at variable rates and, to the extent LIBOR exceeds 1.00%, our indebtedness under the Term Loan Facility will bear interest at variable rates. As a result, increases in interest rates could increase the cost of servicing such debt and materially reduce our profitability and cash flows. As of October 29, 2017, assuming all Amended ABL Facility revolving loans were fully drawn and LIBOR exceeded 1.00%, each one percent change in interest rates would result in approximately a $2.8 million change in annual interest expense on the Term Loan Facility and the Amended ABL Facility. The impact of such an increase would be more significant for us than it would be for some other companies because of our substantial debt.

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
We have, in the past, discovered, and may in the future, discover material weaknesses in our internal controls over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.
As disclosed in our Annual Report on Form 10-K for the fiscal year ended October 30, 2016, filed on January 10, 2017, we previously identified material weaknesses as of October 30, 2016 in our internal control over financial reporting resulting from (1) our failure to maintain an effective control environment at CENTRIA, which we acquired in January 2015, and (2) gaps in the design of controls, including general IT and other IT related controls, over the monitoring and review of the estimated selling price that was allocated to each separate unit of accounting for revenue arrangements within our Engineered Building Systems segment. In fiscal 2017, we devoted significant resources toward remediation and improvement of our internal controls over financial reporting.
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
During fiscal 2017 we concluded that the material weaknesses were remediated. Additional details regarding the remediation of material weaknesses are disclosed under “Controls and Procedures” in Part II, Item 9A of this Report.
We may recognize goodwill or other intangible asset impairment charges.
Future triggering events, such as declines in our cash flow projections, may cause impairments of our goodwill or intangible assets based on factors such as our stock price, projected cash flows, assumptions used, control premiums or other variables.
For example, we completed our annual impairment assessment of goodwill and indefinite lived intangibles in the fourth quarter of fiscal 2017 and recorded a $6.0 million impairment charge related to the goodwill associated with a reporting unit within the Metal Components segment.
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
There can be no assurance that the efforts we have taken to protect our proprietary rights will be sufficient or effective, that any pending or future patent and trademark applications will lead to issued patents and registered trademarks in all instances, that others will not develop or patent similar or superior technologies, products or services, or that our patents, trademarks and other intellectual property will not be challenged, invalidated, misappropriated or infringed by others. If we are unable to protect and maintain our intellectual property rights including those acquired from CENTRIA, or if there are any successful intellectual property challenges or infringement proceedings against us, including in connection with intellectual property of CENTRIA, our business and revenue could be materially and adversely affected.
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
During fiscal 2017, our stock price on the NYSE ranged from a high of $18.60 per share to a low of $13.05 per share. In recent years, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to ours. Some of these fluctuations have been unrelated to the operating performance of the affected companies. These market fluctuations may decrease the market price of our Common Stock in the future.
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
Although the majority of our growth strategy is organic in nature, if we do pursue opportunistic acquisitions, we can provide no assurance that we will be successful in identifying or completing any acquisitions or that any businesses or assets that we are able to acquire will be successfully integrated into our existing business. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading prices of our common stock.
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
As of October 29, 2017, our officers, directors and the CD&R Funds collectively own approximately 45.3% of our issued and outstanding Common Stock. On April 8, 2016, the SEC declared effective our shelf registration statement on Form S-3 which registered the resale of the shares of our Common Stock held by CD&R Funds. On December 11, 2017, the CD&R funds completed the 2017 Offering of 7,150,000 million shares of our Common Stock. Pursuant to the underwriting agreement, at the CD&R Funds request, we purchased 1,150,000 shares of our Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Funds (the “2017 Stock Repurchase”). Following the closing of the 2017 Stock Repurchase, the CD&R Funds own approximately 34.7%. See Note 23 — Subsequent Events in the notes to the consolidated financial statements for more information on the 2017 Secondary Offering and Stock Repurchase. Future sales of our shares by these stockholders could have the effect of lowering our stock price. The perceived risk associated with the possible sale of a large number of shares by these stockholders could cause some of our stockholders to sell their stock, thus causing the price of our stock to decline. In addition, actual or anticipated downward pressure on our stock price due to actual or anticipated sales of stock by our directors or officers could cause other institutions or individuals to engage in short sales of our Common Stock, which may further cause the price of our stock to decline.
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
More stringent laws and regulations relating to climate change and greenhouse gases, or GHGs, may be adopted in the future and could cause us to incur additional operating costs or reduced demand for our products. On December 15, 2009, the federal Environmental Protection Agency, or EPA, published its findings that emissions of carbon dioxide, methane, and other GHGs present an endangerment to public health, the economy and the environment because emissions of such gases, according to the EPA, contribute to the warming of the earth’s atmosphere and other climate changes. These findings allowed the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal CAA.
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
Our enterprise resource planning technologies will require maintenance or replacement in order to allow us to continue to operate and manage critical aspects of our business.
We rely heavily on enterprise resource planning technologies (“ERP Systems”) from third parties in order to operate and manage critical internal functions of our business, including accounting, order management, procurement, and transactional entry and approval. Certain of our ERP Systems are no longer supported by their vendor, are reaching the end of their useful life or are in need of significant updates to adequately perform the functions we require. We have limited access to support for older software versions and may be unable to repair the hardware required to run certain ERP Systems on a timely basis due to the unavailability of replacement parts. In addition, we face operational vulnerabilities due to limited access to software patches and software updates on any software that is no longer supported by their vendor. We are planning hardware and software upgrades to our ERP Systems and are in discussions with third party vendors regarding system updates.
If our ERP Systems become unavailable due to extended outages or interruptions, or because they are no longer available on commercially reasonable terms, our operational efficiency could be harmed and we may face increased replacement costs. We may also face extended recovery time in the event of a system failure due to lack of resources to troubleshoot and resolve such issues. Our ability to manage our operations could be interrupted and our order management processes and customer support functions could be impaired until equivalent services are identified, obtained and implemented on commercially reasonable terms, all of which could adversely affect our business, results of operations and financial condition.
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
As of October 29, 2017, we conducted manufacturing operations at the following facilities:

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
Additionally, we own approximately seven acres of land in Houston, Texas and have a 60,000 square foot facility that is used as our principal executive and administrative offices. We also own approximately ten acres of land at another location in Houston adjacent to one of our manufacturing facilities. We own approximately 14 acres of undeveloped land located in Spokane, Washington.
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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
PRICE RANGE OF COMMON STOCK
Our Common Stock is listed on the NYSE under the symbol “NCS.” As of December 11, 2017, there were 29 holders of record and an estimated 6,822 beneficial owners of our Common Stock. The following table sets forth the quarterly high and low sale prices of our Common Stock, as reported by the NYSE, for the prior two fiscal years. We have never paid dividends on our Common Stock and the terms of our Credit Agreement, Amended ABL Facility and Notes either limit or restrict our ability to do so.

Fiscal Year 2017 Quarter Ended	High	Low
January 29	$18.10	$13.80
April 30	$17.85	$15.40
July 30	$18.60	$16.25
October 29	$18.13	$13.05

Fiscal Year 2016 Quarter Ended	High	Low
January 31	$13.01	$9.25
May 1	$15.50	$9.07
July 31	$17.59	$14.46
October 30	$17.85	$13.90
ISSUER PURCHASES OF EQUITY SECURITIES
The following table shows our purchases of our Common Stock during the fourth quarter of fiscal 2017:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Announced Programs(2) (in thousands)
July 31, 2017 to August 27, 2017	—	$—	—	$39,870
August 28, 2017 to September 24, 2017	1,614,377	$14.31	1,614,377	$16,767
September 25, 2017 to October 29, 2017	940,636	$15.44	940,636	$52,247
Total	2,555,013	$14.73	2,555,013

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

(2)
On September 8, 2016, the Company announced that its board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017, the Company announced that its board of directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of October 29, 2017, approximately $52.2 million remained available for stock repurchases under these programs.

STOCK PERFORMANCE CHART
The following chart compares the yearly percentage change in the cumulative stockholder return on our Common Stock from October 31, 2012 to the end of the fiscal year ended October 29, 2017 with the cumulative total return on the (i) S&P SmallCap 600 Index and (ii) S&P Smallcap Building Products peer group. The comparison assumes $100 was invested on October 31, 2012 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.
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

Item 6. Selected Financial Data.
The selected financial data for each of the three fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 has been derived from the audited consolidated financial statements included elsewhere herein. The selected financial data for the fiscal years ended November 2, 2014 and November 3, 2013 and certain consolidated balance sheet data as of November 1, 2015 and November 2, 2014 have been derived from audited consolidated financial statements not included herein. The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.”

	2017		2016		2015		2014		2013(5)
	(In thousands, except per share data)
Sales	$1,770,278		$1,684,928		$1,563,693		$1,370,540		$1,308,395
Net income (loss)	$54,724	(1)	$51,027	(2)	$17,818	(3)	$11,185	(4)	$(12,885)	(6)
Net income (loss) applicable to common shares	$54,399	(1)	$50,638	(2)	$17,646	(3)	$11,085	(4)	$(12,885)	(6)
Earnings (loss) per common share:
Basic	$0.77		$0.70		$0.24		$0.15		$(0.29)
Diluted	$0.77	(1)	$0.70	(2)	$0.24	(3)	$0.15	(4)	$(0.29)	(6)
Cash flow from operating activities	$62,359		$68,768		$105,040		$33,566		$64,142
Total assets	$1,051,173		$1,050,200		$1,070,124		$757,005		$778,225
Total debt	$387,290		$396,051		$434,542		$233,709		$235,737
Stockholders’ equity	$305,247		$281,317		$271,976		$246,542		$252,758
Diluted average common shares	70,778		72,857		73,923		74,709		44,761	(7)
Note: The Company calculated the after-tax amounts below by applying the applicable statutory tax rate for the respective period to each applicable item.

(1)
Includes loss on sale of assets of $0.1 million ($0.1 million after tax), restructuring charges of $5.3 million ($3.2 million after tax), strategic development and acquisition related costs of $2.0 million ($1.2 million after tax), loss on goodwill impairment of $6.0 million ($3.7 million after tax), gain on insurance recovery of $9.7 million ($5.9 million after tax), and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax).

(2)
Includes gain on sale of assets and asset recovery of $1.6 million ($1.0 million after tax), restructuring charges of $4.3 million ($2.6 million after tax), strategic development and acquisition related costs of $2.7 million ($1.6 million after tax), and gain from bargain purchase of $1.9 million (non-taxable).

(3)
Includes gain on legal settlements of $3.8 million ($2.3 million after tax), strategic development and acquisition related costs of $4.2 million ($2.6 million after tax), restructuring charges of $11.3 million ($6.9 million after tax), fair value adjustments to inventory of $2.4 million ($1.5 million after tax), and amortization of acquisition fair value adjustments of $8.4 million ($5.1 million after tax).

(4)
Includes gain on insurance recovery of $1.3 million ($0.8 million after tax), secondary offering costs of $0.8 million ($0.5 million after tax), foreign exchange losses of $1.1 million ($0.7 million after tax), strategic development and acquisition related costs of $5.0 million ($3.1 million after tax) and reversal of Canadian deferred tax valuation allowance of $2.7 million in fiscal 2014.

(5)	Fiscal 2013 includes 53 weeks of operating activity.

(6)
Includes debt extinguishment costs of $21.5 million ($13.2 million after tax) and proceeds from insurance recovery of $1.0 million ($0.6 million after tax) and unreimbursed business interruption costs of $0.5 million ($0.3 million after tax) in fiscal 2013.

(7)	In May 2013, the CD&R Funds converted all of their Preferred Shares into 54.1 million shares of our Common Stock.

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
Fiscal 2017 Overview
Our fiscal 2017 financial performance showed year-over-year improvement in revenue, net income and Adjusted EBITDA, while gross margins declined over the same period. This improved financial performance was achieved despite challenging market conditions, including a series of disruptive hurricanes during the fourth quarter. The lower gross margins were the result of lower volumes in the Engineered Building Systems segment, uneven production flow and increased transportation costs, largely related to hurricane disruptions. We continue to focus on growing and integrating IMP products into our building and components businesses. We realized the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency. We also maintained commercial pricing discipline in an environment of volatile steel prices.
Consolidated revenues increased by approximately 5.1% from the prior fiscal year. The year-over-year improvement was primarily driven by commercial discipline in the pass-through of higher costs in a rising steel price environment predominantly in the Engineered Building Systems and Metal Components segments, despite lower tonnage volumes.
Consolidated gross margin in fiscal 2017 decreased by 190 basis points from the prior fiscal year to 23.5%. Lower margins in the current period were driven primarily by lower tonnage volumes in our Engineered Building Systems segment, leading to lower manufacturing cost leverage, offset by favorable product mix, particularly in IMP products. Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 140 basis points to 16.6% compared to the prior fiscal year, as we executed on our strategic initiatives.
Net income increased by $3.7 million to $54.7 million for fiscal 2017, compared to $51.0 million in the prior year. Diluted earnings per share was $0.77, while adjusted net income per diluted common share was $0.80. Adjusted EBITDA increased to $167.5 million, representing an approximately 0.8% increase over the prior year. Net income was impacted by certain special items including a $6.0 million ($3.7 million after tax) impairment of goodwill associated with a reporting unit within the Metal Components segment, offset by a $9.7 million ($5.9 million) gain on insurance recovery.
Due to the strong operating cash flow and focused management of our working capital, we made voluntary prepayments on our existing term loan facility of approximately $10.0 million and we used $43.6 million to repurchase shares of our Common Stock in fiscal 2017. Our net debt leverage ratio (net debt/EBITDA) at the end of the fourth quarter was 2.0x, consistent with prior year.
Overall, we delivered net income, Adjusted EBITDA, diluted earnings per share and adjusted diluted earnings per share in fiscal 2017 that exceeded the prior year’s results. We remain focused on increasing our operating leverage and manufacturing efficiency by continuing to pursue our cost and efficiency initiatives. Our objective is to continue to execute on our strategic initiatives in order to increase market penetration and deliver top-line growth above nonresidential market growth during fiscal 2018 in both our legacy businesses and our IMP products through our multiple sales channels.
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
The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968 as compiled and reported by Dodge:
Current market estimates continue to show uneven activity across the nonresidential construction markets. According to Dodge, low-rise nonresidential construction starts, as measured in square feet and comprising buildings of up to five stories, were down as much as approximately 2% in our fiscal 2017 as compared to our fiscal 2016. However, Dodge typically revises initial reported figures, and we expect this metric will be revised upwards over time. Leading indicators for low-rise, nonresidential construction activity indicate positive momentum into fiscal 2018.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9 to 14-month historical lag for each metric, indicates low single digit growth for low-rise new construction starts in fiscal 2018.
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

RESULTS OF OPERATIONS
The following table presents, as a percentage of sales, certain selected consolidated financial data for the periods indicated:

	Fiscal year ended
	October 29, 2017	October 30, 2016	November 1, 2015
Sales	100.0%	100.0%	100.0%
Cost of sales	76.5	74.7	76.0
Loss (gain) on sale of assets and asset recovery	—	(0.1)	—
Fair value adjustment of acquired inventory	—	—	0.2
Gross profit	23.5	25.4	23.8
Engineering, selling, general and administrative expenses	16.6	18.0	18.3
Intangible asset amortization	0.5	0.6	1.1
Goodwill impairment	0.3	—	—
Strategic development and acquisition related costs	0.1	0.2	0.3
Restructuring and impairment charges	0.3	0.3	0.7
Gain on insurance recovery	(0.6)	—	—
Gain on legal settlements	—	—	(0.2)
Income from operations	6.0	6.5	3.6
Interest income	—	—	—
Interest expense	(1.6)	(1.8)	(1.8)
Foreign exchange gain (loss)	—	(0.1)	(0.1)
Gain from bargain purchase	—	0.1	—
Other income, net	0.1	—	—
Income before income taxes	4.7	4.7	1.7
Provision for income taxes	1.6	1.7	0.6
Net income	3.1%	3.0%	1.1%

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
Corporate assets consist primarily of cash but also include deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other income (expense). See Note 20 — Operating Segments in the notes to the consolidated financial statements for more information on our segments.
The following table represents total sales, external sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands, except percentages):

	2017	%	2016	%	2015	%
Total sales:
Engineered Building Systems	$693,980	39.2	$672,235	39.9	$667,166	42.7
Metal Components	1,129,816	63.8	1,044,040	62.0	920,845	58.9
Metal Coil Coating	271,085	15.3	247,736	14.7	231,732	14.8
Intersegment sales	(324,603)	(18.3)	(279,083)	(16.6)	(256,050)	(16.4)
Total net sales	$1,770,278	100.0	$1,684,928	100.0	$1,563,693	100.0
External sales:
Engineered Building Systems	$659,863	37.3	$652,471	38.7	$647,881	41.4
Metal Components	998,279	56.4	925,863	55.0	815,310	52.1
Metal Coil Coating	112,136	6.3	106,594	6.3	100,502	6.5
Total net sales	$1,770,278	100.0	$1,684,928	100.0	$1,563,693	100.0
Operating income (loss):
Engineered Building Systems	$41,388		$62,046		$51,410
Metal Components	124,224		102,495		50,541
Metal Coil Coating	23,935		25,289		19,080
Corporate	(79,767)		(81,051)		(64,200)
Total operating income	$109,780		$108,779		$56,831
Unallocated other expense	(26,642)		(29,815)		(30,041)
Income before income taxes	$83,138		$78,964		$26,790

RESULTS OF OPERATIONS FOR FISCAL 2017 COMPARED TO FISCAL 2016
Consolidated sales increased by 5.1%, or $85.4 million for fiscal 2017, compared to fiscal 2016. The increase was driven by continued commercial discipline in the pass-through of higher costs in a rising steel price environment predominantly in the Engineered Building Systems and Metal Components segments despite overall tonnage volumes being lower year over year.
Consolidated cost of sales increased by 7.6%, or $95.4 million for fiscal 2017, compared to fiscal 2016. This increase was the result of rising raw materials costs during fiscal 2017 as compared to declining materials costs in fiscal 2016.
Gross margin was 23.5% for fiscal 2017 compared to 25.4% for fiscal 2016. The decrease in gross margin was primarily a result of lower volumes in the Engineered Building Systems segment, uneven production flow and increased transportation costs.
Engineered Building Systems sales increased 3.2%, or $21.7 million to $694.0 million in fiscal 2017, compared to $672.2 million in fiscal 2016. The increase in sales is a result of commercial discipline, partially offset by lower volumes in the fourth quarter of fiscal 2017, primarily driven by hurricane related disruptions. Sales to third parties for fiscal 2017 increased $7.4 million to $659.9 million from $652.5 million in the prior fiscal year.
Operating income of the Engineered Building Systems segment decreased to $41.4 million in fiscal 2017 compared to $62.0 million in the prior fiscal year. The $20.7 million decrease resulted from rapidly rising steel costs during the current year as compared to the prior fiscal year, combined with the disruptive impact of hurricanes during the fourth quarter of fiscal 2017.
Metal Components sales increased 8.2%, or $85.8 million to $1.1 billion in fiscal 2017, compared to $1.0 billion in fiscal 2016. The increase was primarily driven by higher tonnage volume and commercial discipline and improved product mix, particularly sales of IMP. Sales to third parties for fiscal 2017 increased $72.4 million to $998.3 million from $925.9 million in the prior fiscal year.
Operating income of the Metal Components segment increased to $124.2 million in fiscal 2017, compared to $102.5 million in the prior fiscal year. The $21.7 million increase was driven by the increased sales discussed in the immediately preceding paragraph, as well as improved product mix, primarily from our IMP products.
Metal Coil Coating sales increased by 9.4%, or $23.3 million to $271.1 million in fiscal 2017, compared to $247.7 million in the prior year. The increase in sales was primarily the result of pass through of higher steel prices through its coil package products. Metal Coil Coating third party sales increased $5.5 million to $112.1 million from $106.6 million in the prior fiscal year and accounted for 6.3% of total consolidated third party sales for fiscal 2017.
Operating income of the Metal Coil Coating segment decreased to $23.9 million in fiscal 2017, compared to $25.3 million in the prior fiscal year. The $1.4 million decrease was driven by lower manufacturing efficiency due to lower volumes and higher material costs in fiscal 2017.
Consolidated engineering, selling, general and administrative expenses decreased to $293.1 million in fiscal 2017, compared to $302.6 million in the prior fiscal year. As a percentage of sales, engineering, selling, general and administrative expenses were 16.6% for fiscal 2017 as compared to 18.0% for fiscal 2016. The $9.4 million decrease in expenses was primarily due to the cost reductions resulting from execution of strategic initiatives.
Consolidated intangible asset amortization remained consistent at $9.6 million during fiscal 2017 and fiscal 2016.
Goodwill impairment for fiscal 2017 of $6.0 million was related to the coil coating operations of CENTRIA within our Metal Components segment.
Consolidated strategic development and acquisition related costs decreased to $2.0 million during fiscal 2017, compared to $2.7 million in the prior fiscal year. These non-operational costs include external legal, financial and due diligence costs incurred to deliver on our strategic initiatives.
Consolidated restructuring charges for fiscal 2017 were $5.3 million. These charges relate to our efforts to streamline our management, engineering and drafting and manufacturing structures as well as to optimize our manufacturing footprint. We incurred severance-related charges associated with these activities, including in connection with the closure of three facilities, including one in our Engineered Building Systems segment and two in our Metal Components segment in fiscal 2017.
Consolidated interest expense decreased to $28.9 million for fiscal 2017, compared to $31.0 million for fiscal 2016. The decrease is primarily a result of voluntary principal prepayments the Company made on its Term Loan during fiscal 2017 and 2016.
Consolidated foreign exchange gain (loss) was a gain of $0.5 million for fiscal 2017, compared to a loss of $1.4 million for the prior year primarily due to the fluctuations in the exchange rate between the Canadian dollar and U.S. dollar in the current period.

Consolidated provision for income taxes was $28.4 million for fiscal 2017, compared to $27.9 million for the prior fiscal year, primarily as a result of higher pre-tax income in fiscal 2017. The effective tax rate for fiscal 2017 was 34.2% compared to 35.4% for fiscal 2016.
Diluted income per common share improved to $0.77 per diluted common share for fiscal 2017, compared to $0.70 per diluted common share for fiscal 2016. The improvement in diluted income per common share was primarily due to the $3.8 million increase in net income applicable to common shares resulting from the factors described above in this section and share repurchases executed during fiscal 2017.
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

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents increased from $65.4 million to $65.7 million during fiscal 2017. The following table summarizes our consolidated cash flows for fiscal 2017 and fiscal 2016 (in thousands):

	Fiscal Year Ended
	October 29, 2017	October 30, 2016
Net cash provided by operating activities	$62,359	$68,768
Net cash used in investing activities	(10,284)	(9,950)
Net cash used in financing activities	(52,014)	(92,752)
Effect of exchange rate changes on cash and cash equivalents	194	(325)
Net increase (decrease) in cash and cash equivalents	255	(34,259)
Cash and cash equivalents at beginning of period	65,403	99,662
Cash and cash equivalents at end of period	$65,658	$65,403
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
Net cash provided by operating activities was $62.4 million during fiscal 2017 compared to $68.8 million during fiscal 2016. The change was driven by increased in earnings in the current fiscal year as compared to the prior fiscal year, offset by net cash used for working capital as described below.
Net cash provided by accounts payable was $4.9 million for the fiscal year ended October 29, 2017, whereas net cash used in accounts payable was $1.6 million for the fiscal year ended October 30, 2016. Our vendor payments can fluctuate significantly based on the timing of disbursements, inventory purchases and vendor payment terms. Our trailing 90-days payable outstanding (“DPO”) at October 29, 2017 was 32.5 days compared to 34.0 days at October 30, 2016.
The change in cash relating to inventory was $17.6 million and resulted primarily from higher inventory purchases to support higher sales, and the movement in steel prices during the current fiscal year as compared to the prior fiscal year. Our trailing 90-days inventory on-hand (“DIO”) was 51.5 days at October 29, 2017 as compared to 47.7 days at October 30, 2016.
Net cash used in accounts receivable was $19.6 million for the fiscal year ended October 29, 2017, whereas net cash used in accounts receivable was $18.1 million for the fiscal year ended October 30, 2016. The increase in accounts receivable as of October 29, 2017 as compared to the prior fiscal year was primarily the result of strong revenue growth during the current period. Our trailing 90-days sales outstanding (“DSO”) was approximately 35.1 days at October 29, 2017 as compared to 33.6 days at October 30, 2016.
Investing Activities
Cash used in investing activities of $10.3 million during fiscal 2017 was consistent with $10.0 million used in the prior fiscal year. The cash used in investing activities in fiscal 2017 included $22.1 million for capital expenditures. These were partially offset by $8.6 million in cash proceeds from insurance for an involuntary loss on conversion of a facility in our Metal Components segment and $3.2 million in cash received for the sale of assets that had been classified as held for sale in our Engineered Building Systems and Metal Components segments. In fiscal 2016, the $10.0 million included $2.1 million for the final payment of the post-close working capital adjustment related to the CENTRIA Acquisition, and $2.2 million for the acquisition of the Hamilton operations.
Financing Activities
Cash used in financing activities was $52.0 million in fiscal 2017 and cash used in financing activities was $92.8 million in the prior fiscal year. During fiscal 2017, we used $43.6 million primarily to repurchase shares of our Common Stock under our authorized stock repurchase programs and $10.2 million to make voluntary principal prepayments on borrowings under our Credit Agreement. We received $1.7 million in cash proceeds from exercises of stock options.

The $92.8 million used in financing activities during fiscal 2016 was primarily attributable to $62.9 million to repurchase shares of our Common Stock under our authorized stock repurchase programs (including $45.0 million for the 2016 Stock Repurchase from the CD&R Funds), and voluntary prepayments of approximately $40.0 million made on our Credit Agreement. In 2016 we received $12.6 million in cash proceeds from exercises of stock options.
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
On July 25, 2016, the CD&R Funds completed a registered underwritten offering, in which the CD&R Funds offered 9.0 million shares of our Common Stock at a price to the public of $16.15 per share (the “2016 Secondary Offering”). The underwriters also exercised their option to purchase 1.35 million additional shares of our Common Stock from the CD&R Funds. The aggregate offering price for the 10.35 million shares sold in the 2016 Secondary Offering was approximately $160.1 million, net of underwriting discounts and commissions. The CD&R Funds received all of the proceeds from the 2016 Secondary Offering and no shares in the 2016 Secondary Offering were sold by the Company or any of its officers or directors (although certain of our directors are affiliated with the CD&R Funds). In connection with the 2016 Secondary Offering and 2016 Stock Repurchase (as defined below), we incurred approximately $0.7 million in expenses, which were included in engineering, selling, general and administrative expenses in the consolidated statements of operations for the fiscal year ended October 29, 2017.
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
At October 29, 2017 and October 30, 2016, the CD&R Funds owned approximately 43.8% and 42.3%, respectively, of the outstanding shares of our Common Stock.
As a result of the 2016 Secondary Offering and 2016 Stock Repurchase discussed above, and the resulting decrease in the CD&R Funds’ ownership percentage, the Company no longer qualifies as a controlled company within the meaning of the New York Stock Exchange (“NYSE”). Consequently, under the NYSE corporate governance rules, we are required to (i) have a majority of independent directors on our board of directors within one year of the date we no longer qualified as a controlled company, (ii) appoint a majority of independent directors to each of the compensation and nominating and corporate governance committees within 90 days of the date we no longer qualified as a controlled company, which we did in October 2016, and such committees be composed entirely of independent directors within one year of such date, and (iii) have an annual performance evaluation of the nominating and corporate governance and compensation committees.
In addition, pursuant to Section 3.1(b)(i) of the Stockholders Agreement, by and between the Company and the CD&R Funds, the CD&R Funds currently have the right to nominate a number of directors to the Company’s board in proportion to its voting interest, rounded to the nearest whole number. Prior to the 2016 Secondary Offering and 2016 Stock Repurchase, the

CD&R Funds’ approximate 58.4% interest permitted the CD&R Funds to nominate for election 6 of the 11 directors on the Company’s board. As a result of the decrease in CD&R Funds’ ownership percentage to approximately 43.8%, the CD&R Funds are currently permitted to nominate for election 5 of the 11 directors on the Company’s board.
Debt
8.25% Senior Notes Due January 2023. The Company’s $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”) bear interest at 8.25% per annum and will mature on January 15, 2023. Interest is payable semi-annually in arrears on January 15 and July 15. The Notes are guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic subsidiaries that guarantee the Company’s obligations (including by reason of being a borrower under the senior secured asset-based revolving credit facility on a joint and several basis with the Company or a guarantor subsidiary) under the senior secured credit facilities. The Notes are unsecured senior indebtedness and rank equally in right of payment with all of the Company’s existing and future senior indebtedness and senior in right of payment to all of its future subordinated obligations. In addition, the Notes and guarantees are structurally subordinated to all existing and future indebtedness and other liabilities of the Company’s non-guarantor subsidiaries.
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
Credit Agreement.  The Company’s Credit Agreement provided for a term loan credit facility (the “Term Loan”) in an original aggregate principal amount of $250.0 million. The Term Loan amortizes in nominal quarterly installments equal to one percent of the aggregate initial principal amount thereof per annum.
On May 2, 2017, the Company entered into Amendment No. 2 (the “Amendment”) to its existing Credit Agreement, dated as of June 22, 2012, between NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (as previously amended by Amendment No. 1, dated as of June 24, 2013, the “Existing Term Loan Facility” and, as amended, the “Term Loan Facility”), primarily to extend the maturity date and reduce the interest rate applicable to all of the outstanding term loans under the Term Loan Facility. At October 29, 2017 and October 30, 2016, amounts outstanding under the Credit Agreement were $144.1 million and $154.1 million,
Prior to the Amendment, approximately $144.1 million of term loans (the “Existing Term Loans”) were outstanding under the Existing Term Loan Facility. Pursuant to the Amendment, certain lenders under the Existing Term Loan Facility extended their Existing Term Loans, in an aggregate amount, along with new term loans advanced by certain new lenders of approximately $144.1 million (the “New Term Loans”). The proceeds of the New Term Loans advanced by the new lenders were used to prepay in full all of the Existing Term Loans that were not extended as New Term Loans. Pursuant to the Amendment, the maturity date of the New Term Loans was extended to June 24, 2022.
Pursuant to the Amendment, the New Term Loans bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum. At October 29, 2017, the interest rate on the term loan under the Credit Agreement was 4.24%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.
The New Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments under the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.
During fiscal 2017 and 2016, the Company made voluntary prepayments of $10.0 million and $40.0 million, respectively, on the outstanding principal amount of the Term Loan. As a result of the voluntary prepayments made during the prior two fiscal periods, which were applied to the one percent per annum amortization, we are not required to make any quarterly installment payments until June 24, 2019.
Subject to certain exceptions, the Term Loan will be subject to mandatory prepayment in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Credit Agreement), subject to reduction to 0% if specified leverage ratio targets are met.
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
Amended ABL Facility. The Company’s Asset-Based Lending Facility, as amended, (“Amended ABL Facility”) provides for revolving loans of up to $150 million (subject to a borrowing base), letters of credit of up to $30 million and up to $10 million for swingline borrowings. All borrowings under the Amended ABL Facility mature on June 24, 2019.
Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At October 29, 2017 and October 30, 2016, our excess availability under the Amended ABL Facility was $140.0 million and $140.9 million, respectively. At both October 29, 2017 and October 30, 2016, we had no revolving loans outstanding under the Amended ABL Facility. In addition, at October 29, 2017 and October 30, 2016, we had standby letters of credit related to certain insurance policies totaling approximately $10.0 million and $9.1 million, respectively.
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
The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of October 29, 2017 and October 30, 2016 was $21.0 million and $21.1 million, respectively. Although our Amended ABL Facility did not require any financial covenant compliance, at October 29, 2017 and October 30, 2016, our fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.85:1.00 and 2.86:1.00, respectively.
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
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short- and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, most of our Amended ABL Facility is undrawn with $140.0 million available at October 29, 2017 and $65.7 million of cash as of October 29, 2017. However, we have in the past sought to raise additional capital.
We expect that, for the next 12 months, cash generated from operations and our Amended ABL Facility will be sufficient to provide us the ability to fund our operations, provide the increased working capital necessary to support our strategy and fund planned capital expenditures between approximately $45.0 million and $55.0 million for fiscal 2018 and expansion when needed.
We expect to contribute $2.6 million to our defined benefit plans in fiscal 2018.
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
During fiscal 2017, we repurchased an aggregate of $43.6 million of our Common Stock under the stock repurchase program authorized in September 2016. At October 29, 2017, approximately $52.2 million remained available for stock repurchases under the stock repurchase programs authorized in September 2016 and October 2017. We also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.

The Company may repurchase or otherwise retire the Company’s debt and take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions could include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its consolidated balance sheets. During fiscal 2017, we made voluntary principal repayments totaling $10.0 million on the Term Loan.

NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income per diluted common share and adjusted net income applicable to common shares. We define adjusted operating income (loss) as operating income (loss) adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. We define adjusted EBITDA as net income before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement, Amended ABL Facility, and Notes are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended		Fiscal Year Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income per diluted common share, GAAP basis	$0.25	$0.27	$0.77	$0.70
Goodwill impairment	0.09	—	0.08	—
Restructuring and impairment charges	0.02	0.01	0.07	0.06
Strategic development and acquisition related costs	0.00	0.01	0.03	0.04
Gain on insurance recovery	—	—	(0.14)	—
Unreimbursed business interruption costs	0.00	—	0.01	—
Other losses (gains), net	—	0.00	0.00	(0.06)
Tax effect of applicable non-GAAP adjustments(1)	(0.04)	(0.01)	(0.02)	(0.03)
Adjusted net income per diluted common share	$0.32	$0.28	$0.80	$0.71

	Fiscal Three Months Ended		Fiscal Year Ended
	October 29, 2017	October 30, 2016	October 29, 2017	October 30, 2016
Net income applicable to common shares, GAAP basis	$17,412	$18,896	$54,399	$50,638
Goodwill impairment	6,000	—	6,000	—
Restructuring and impairment charges	1,710	815	5,297	4,252
Strategic development and acquisition related costs	193	590	1,971	2,670
Gain on insurance recovery	—	—	(9,749)	—
Unreimbursed business interruption costs	28	—	454	—
Other losses (gains), net	—	62	137	(3,506)
Tax effect of applicable non-GAAP adjustments(1)	(3,093)	(572)	(1,603)	(2,059)
Adjusted net income applicable to common shares	$22,250	$19,791	$56,906	$51,995

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

The following tables reconcile adjusted operating income (loss) to operating income (loss) for the periods indicated (in thousands):

	Fiscal Three Months Ended October 29, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$13,043	$32,818	$6,615	$(19,150)	$33,326
Goodwill impairment	—	6,000	—	—	6,000
Restructuring and impairment charges	695	753	—	262	1,710
Strategic development and acquisition related costs	—	90	—	103	193
Unreimbursed business interruption costs	—	28	—	—	28
Adjusted operating income (loss)	$13,738	$39,689	$6,615	$(18,785)	$41,257

	Fiscal Three Months Ended October 30, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$22,830	$31,059	$7,018	$(21,515)	$39,392
Restructuring and impairment charges	211	506	—	98	815
Strategic development and acquisition related costs	—	—	—	590	590
Loss on sale of assets and asset recovery	62	—	—	—	62
Adjusted operating income (loss)	$23,103	$31,565	$7,018	$(20,827)	$40,859

	Fiscal Year Ended October 29, 2017
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$41,388	$124,224	$23,935	$(79,767)	$109,780
Goodwill impairment	—	6,000	—	—	6,000
Restructuring and impairment charges	3,732	1,254	—	311	5,297
Strategic development and acquisition related costs	—	90	—	1,881	1,971
Loss on sale of assets and asset recovery	137	—	—	—	137
Gain on insurance recovery	—	(9,749)	—	—	(9,749)
Unreimbursed business interruption costs	—	454	—	—	454
Adjusted operating income (loss)	$45,257	$122,273	$23,935	$(77,575)	$113,890

	Fiscal Year Ended October 30, 2016
	Engineered Building Systems	Metal Components	Metal Coil Coating	Corporate	Consolidated
Operating income (loss), GAAP basis	$62,046	$102,495	$25,289	$(81,051)	$108,779
Restructuring and impairment charges	966	1,661	39	1,586	4,252
Strategic development and acquisition related costs	—	403	—	2,267	2,670
Gain on sale of assets and asset recovery	(1,642)	—	—	—	(1,642)
Adjusted operating income (loss)	$61,370	$104,559	$25,328	$(77,198)	$114,059

The following tables reconcile adjusted EBITDA to net income for the periods indicated (in thousands):

	1st Quarter January 29, 2017	2nd Quarter April 30, 2017	3rd Quarter July 30, 2017	4th Quarter October 29, 2017	Fiscal Year Ended October 29, 2017
Net income	$2,039	$16,974	$18,221	$17,490	$54,724
Depreciation and amortization	10,315	10,062	10,278	10,663	41,318
Consolidated interest expense, net	6,881	7,341	7,353	7,086	28,661
Provision for income taxes	1,275	8,606	9,845	8,688	28,414
Restructuring and impairment charges	2,264	315	1,009	1,709	5,297
Strategic development and acquisition related costs	357	124	1,297	193	1,971
Share-based compensation	3,042	2,820	2,284	2,084	10,230
Goodwill impairment	—	—	—	6,000	6,000
Loss on sale of assets and asset recovery	—	137	—	—	137
Gain on insurance recovery	—	(9,601)	(148)	—	(9,749)
Unreimbursed business interruption costs	—	191	235	28	454
Adjusted EBITDA	$26,173	$36,969	$50,374	$53,941	$167,457

	1st Quarter January 31, 2016	2nd Quarter May 1, 2016	3rd Quarter July 31, 2016	4th Quarter October 30, 2016	Fiscal Year Ended October 30, 2016
Net income	$5,892	$2,420	$23,715	$19,001	$51,028
Depreciation and amortization	10,747	10,765	10,595	9,817	41,924
Consolidated interest expense, net	7,847	7,792	7,685	7,548	30,872
Provision for income taxes	2,453	1,209	11,627	12,649	27,938
Restructuring and impairment charges	1,510	1,149	778	815	4,252
Gain from bargain purchase	(1,864)	—	—	—	(1,864)
Strategic development and acquisition related costs	681	579	819	590	2,669
Share-based compensation	2,582	2,468	2,661	3,181	10,892
(Gain) loss on sale of assets and asset recovery	(725)	(927)	(52)	62	(1,642)
Adjusted EBITDA	$29,123	$25,455	$57,828	$53,663	$166,069
OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 29, 2017, we were not involved in any unconsolidated SPE transactions.

CONTRACTUAL OBLIGATIONS
The following table shows our contractual obligations as of October 29, 2017 (in thousands):

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Total debt(1)	$394,147	$—	$—	$394,147	$—
Interest payments on debt(2)	119,550	26,734	80,202	12,614	—
Operating leases	43,920	12,690	17,659	6,049	7,522
Projected pension obligations(3)	19,003	2,076	5,327	4,453	7,147
Total contractual obligations	$576,620	$41,500	$103,188	$417,263	$14,669

(1)	Reflects amounts outstanding under the Credit Agreement, the Amended ABL Facility and the Notes.

(2)	Interest payments were calculated based on rates in effect at October 29, 2017 for variable rate obligations.

(3)
Amounts represent our estimate of the minimum funding requirements as determined by government regulations. Amounts are subject to change based on numerous assumptions, including the performance of the assets in the plans and bond rates. Includes obligations with respect to the Company’s Defined Benefit Plans and the other post employment benefit (“OPEB”) Plans.

CONTINGENT LIABILITIES AND COMMITMENTS
Our insurance carriers require us to secure standby letters of credit as a collateral requirement for our projected exposure to future period claims growth and loss development which includes IBNR claims. For all insurance carriers, the total standby letters of credit are approximately $10.0 million and $9.1 million at October 29, 2017 and October 30, 2016, respectively.
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
Insurance accruals.  We have a self-funded Administrative Services Only (“ASO”) arrangement for our employee group health insurance. We purchase individual stop-loss protection to cap our medical claims liability at $355,000 per claim. Each reporting period, we record the costs of our health insurance plan, including paid claims, an estimate of the change in in IBNR claims, taxes and administrative fees, when applicable, (collectively the “Plan Costs”) as general and administrative expenses and cost of sales in our consolidated statements of operations. The estimated IBNR claims are based upon (i) a recent average level of paid claims under the plan, (ii) an estimated claims lag factor and (iii) an estimated claims growth factor to provide for those claims that have been incurred but not yet paid. We have deductible programs for our Workers Compensation/Employer Liability and Auto Liability insurance policies, and a self-insured retention (“SIR”) arrangement for our General Liability insurance policy. The Workers Compensation deductible is $250,000 per occurrence. The Property and Auto Liability deductibles are $500,000 and $250,000, respectively, per occurrence. The General Liability has a self-insured retention of $1,000,000 per occurrence. For workers’ compensation costs, we monitor the number of accidents and the severity of such accidents to develop appropriate estimates for expected costs to provide both medical care and indemnity benefits, when applicable, for the period of time that an employee is incapacitated and unable to work. These accruals are developed using third-party insurance adjuster reserve estimates of the expected cost for medical treatment, and length of time an employee will be unable to work based on industry statistics for the cost of similar disabilities and statutory impairment ratings. For general liability and automobile claims, accruals are developed based on third-party insurance adjuster reserve estimates of the expected cost to resolve each claim, including damages and defense costs, based on legal and industry trends, and the nature and severity of the claim. Accruals also include estimates for IBNR claims, and taxes and administrative fees, when applicable. This statistical information is trended by a third-party actuary to provide estimates of future expected costs based on loss development factors derived from our period-to-period growth of our claims costs to full maturity (ultimate), versus original estimates.
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
Share-Based Compensation.  Under FASB Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation, the fair value and compensation expense of each option award is estimated as of the date of grant using a Black-Scholes-Merton option pricing formula. The fair value and compensation expense of the performance share units (“PSUs”) grant is estimated based on the Company’s stock price as of the date of grant using a Monte Carlo simulation. Expected volatility is based on historical volatility of our stock over a preceding period commensurate with the expected term of the option. The expected volatility considers factors such as the volatility of our share price, implied volatility of our share price, length of time our shares have been publicly traded, appropriate and regular intervals for price observations and our corporate and capital structure. For the fiscal years ended October 29, 2017 and October 30, 2016, the forfeiture rate in our calculation of share-based compensation expense is based on historical experience and is estimated at 5.0% for our non-officers and 0% for our officers. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing formula since we historically have not paid dividends on our common shares and have no current plans to do so in the future. We granted an immaterial amount of options during the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015.
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The PSUs granted in December 2014 to our senior executives vest one-half on December 15, 2016 and one-half on December 15, 2017. The PSUs granted in December 2016 and 2015 to our senior executives cliff vest at the end of the three-year performance period. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the fiscal years 2017, 2016 and 2015, we granted PSUs with fair values of approximately $4.6 million, $4.7 million and $3.6 million, respectively, to the Company’s senior executives.
Performance Share Awards granted to our key employees are paid 50% in cash and 50% in stock. Vesting of Performance Share Awards is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The Performance Share Awards vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. During the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, we granted Performance Share Awards with an equity fair value of $2.0 million, $2.4 million and $1.5 million, respectively.
We granted 0.3 million, 0.3 million and 0.4 million restricted shares during the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively. The restricted stock units granted in December 2014 to our senior executives vest two-thirds on December 15, 2016 and one-third on December 15, 2017. For the restricted stock units granted in December 2015 and 2016 to our senior executives, one-third vests annually.
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
As of October 29, 2017, the $3.6 million net operating loss and tax credit carryforward included $0.5 million for U.S. state loss carryforwards and $3.1 million for foreign loss carryforward. The state net operating loss carryforwards will expire in 2018 to 2028 years, if unused.
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
The Company has approximately $148.3 million of goodwill as of October 29, 2017, of which approximately $14.3 million pertains to our Engineered Building Systems segment and $134.0 million pertains to our Metal Components segment. The Company also has $13.5 million of other intangible assets with indefinite lives as of October 29, 2017 pertaining to our Engineered Building Systems segment. We perform an annual impairment assessment of goodwill and indefinite-lived intangibles. Additionally, we assess goodwill and indefinite-lived intangibles for impairment whenever events or changes in circumstances indicate that the fair values may be below the carrying values of such assets. Unforeseen events, changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business and significant sustained negative industry or economic trends.
The fair value of our reporting units is based on a blend of estimated discounted cash flows, publicly traded company multiples and transaction multiples. The results from each of these models are then weighted and combined into a single estimate of fair value for our reporting units. Estimated discounted cash flows are based on projected sales and related cost of sales. Publicly traded company multiples and acquisition multiples are derived from information on traded shares and analysis of recent acquisitions in the marketplace, respectively, for companies with operations similar to ours. The primary assumptions used in these various models include earnings multiples of acquisitions in a comparable industry, future cash flow estimates of each of the reporting units, weighted average cost of capital, working capital and capital expenditure requirements. During fiscal 2017, management early adopted the new accounting principle that simplified the test for goodwill impairment by eliminating the second step of the goodwill test. Management does not believe the estimates used in the analysis are reasonably likely to change materially in the future, but we will continue to assess the estimates in the future based on the expectations of the reporting units. Changes in assumptions used in the fair value calculation could result in an estimated reporting unit fair value that is below the carrying value, which may result in an impairment of goodwill.
We completed our annual goodwill impairment test as of July 31, 2017 for each of our reporting units. We have the option of performing an assessment of certain qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value or proceeding directly to a quantitative impairment test. We elected to apply the qualitative assessment for the goodwill in certain of our reporting units within the Metal Components segment and the Engineered Building Systems segment as of July 31, 2017. Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and negative categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using relative weightings. Additionally, the Company considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC), publicly traded company multiples and observable and recent transaction multiples between the current and prior years for a reporting unit. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of these reporting units or the indefinite-lived intangible assets are less than their respective carrying amounts.
We performed a quantitative test for three other reporting units within the Metal Components segment as of July 31, 2017. We estimated the fair value of each reporting unit using projected discounted cash flows and publicly traded company multiples. To develop the projected cash flows associated with the reporting unit, we considered key factors that include assumptions regarding sales volume and prices, operating margins, capital expenditures, working capital needs and discount rates. We discounted the projected cash flows using a long-term, risk-adjusted weighted average cost of capital, which was based on our estimate of the investment returns that market participants would require for the reporting unit. We considered publicly traded company multiples for companies with operations similar to the reporting unit. Based on our completion of this test, we determined that the fair value of two of the reporting units exceeded their carrying amount and goodwill was not considered to be impaired. Each reporting unit generally had a fair value in excess of 30% of their respective carrying value. Any change in key assumptions, such as the discount rate (+/- 1.0%) or long-term growth rate (+/- 0.5%) would not result in a different conclusion for either of the two reporting units. The July 31, 2017 goodwill impairment test for the third reporting unit indicated impairment as the carrying value of CENTRIA’s coil coating operations, included in our Metal Components segment, exceeded its fair value due to current year declines in volume and margins. As a result, we recorded a non-cash charge of $6.0 million in goodwill impairment on our consolidated statements of operations for the year ended October 29, 2017. The remaining balance of goodwill for the CENTRIA coil coating reporting unit of $5.4 million is supported by future cash flows and expected synergies with our NCI coil coating operations. Further declines in volume and margins of CENTRIA’s coil coating operations could result in additional goodwill impairments in future periods.
Management performed the annual impairment test of indefinite-lived intangibles as of July 31, 2017 using a quantitative test during the fiscal fourth quarter. We estimated the fair value of each trade name using the relief-from-royalty method, which applies a royalty rate to projected revenue streams attributable to the trade names. To develop the respective revenue projections we considered key factors that include assumptions regarding sales volume and prices. Based on our completion of this test, we determined that the fair value of the Star and Ceco trade names exceeded the carrying amount and the intangible assets were not considered to be impaired.
Allowance for doubtful accounts.  Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible accounts, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical customer performance and anticipated customer performance. While we believe these processes effectively address our exposure for doubtful accounts and credit losses have historically been within expectations, changes in the economy, industry, or specific customer conditions may require adjustments to the allowance for doubtful accounts. In fiscal 2017, 2016 and 2015, we established new reserves for doubtful accounts of $1.9 million, $1.3 million and $0.1 million, respectively. In fiscal years 2017, 2016 and 2015, we wrote off uncollectible accounts, net of recoveries, of $1.0 million, $1.6 million and $0.1 million, respectively, all of which had been previously reserved.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 — Accounting Pronouncements in the notes to the consolidated financial statements for information on recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal year ended October 29, 2017, material costs (predominantly steel costs) constituted approximately 68% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume®-coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
Oct-16
Jan-17
Apr-17
Jul-17
Oct-17

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
With material costs (predominantly steel costs) accounting for approximately 68% of our cost of sales for fiscal 2017, a one percent change in the cost of steel could have resulted in a pre-tax impact on cost of sales of approximately $9.3 million for our fiscal year ended October 29, 2017. The impact to our financial results of operations would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.
Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At October 29, 2017, all our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to six months. At October 29, 2017, we had $144.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The fair value of our Credit Agreement, due June 2022, at October 29, 2017 and October 30, 2016 was approximately $144.1 million and $154.1 million, respectively, compared to the face value of $144.1 million and $154.1 million, respectively.
See Note 11 — Long-Term Debt and Note Payable in the notes to the consolidated financial statements for more information on the material terms of our long-term debt.

The table below presents scheduled debt maturities and related weighted average interest rates for each of the fiscal years relating to debt obligations as of October 29, 2017. Weighted average variable rates are based on LIBOR rates assuming a 1.00% LIBOR floor at October 29, 2017, plus applicable margins.

	Scheduled Maturity Date(1)							Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	10/29/2017
	(In millions, except interest rate percentages)
Total Debt:
Fixed Rate	$—	$—	$—	$—	$—	$250.0	$250.0	$267.5	(2)
Interest Rate	—	—	—	—	—	8.25%	8.25%
Variable Rate	$—	$—	$—	$—	$144.1	$—	$144.1	$144.1	(2)
Average interest rate	—	—	—	—	4.24%	—	4.24%

(1)	Expected maturity date amounts are based on the face value of debt and do not reflect fair market value of the debt.

(2)	Based on recent trading activities of comparable market instruments.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gains (losses) were $(0.3) million, $(0.8) million and $(1.8) million for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gains (losses) included in net income for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 was $0.8 million, $(0.6) million and $(0.4) million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income was $0.2 million, $(0.3) million and $0.1 million for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively.
As a result of the CENTRIA Acquisition, we have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the fiscal years ended October 29, 2017 and October 30, 2016.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 29, 2017. In making this assessment, management used the criteria for internal control over financial reporting described in Internal Control — Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors. Based on this assessment, management has concluded that, as of October 29, 2017, the Company’s internal control over financial reporting was effective.
Ernst & Young LLP, the independent registered public accounting firm that has audited the Company’s consolidated financial statements, has audited the effectiveness of the Company’s internal control over financial reporting as of October 29, 2017, as stated in their report included elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of NCI Building Systems, Inc.
We have audited the internal control over financial reporting of NCI Building Systems, Inc. (the “Company”) as of October 29, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). NCI Building Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, NCI Building Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of October 29, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NCI Building Systems, Inc., as of October 29, 2017 and October 30, 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended October 29, 2017 and our report dated December 18, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
December 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of NCI Building Systems, Inc.
We have audited the accompanying consolidated balance sheets of NCI Building Systems, Inc. (the “Company”) as of October 29, 2017 and October 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended October 29, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCI Building Systems, Inc. as of October 29, 2017 and October 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 29, 2017, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of measuring the goodwill impairment as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), NCI Building Systems, Inc.’s internal control over financial reporting as of October 29, 2017, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 18, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Houston, Texas
December 18, 2017

`CONSOLIDATED STATEMENTS OF OPERATIONS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
	(In thousands, except per share data)
Sales	$1,770,278	$1,684,928	$1,563,693
Cost of sales	1,354,077	1,258,680	1,189,019
Loss (gain) on sale of assets and asset recovery	137	(1,642)	—
Fair value adjustment of acquired inventory	—	—	2,358
Gross profit	416,064	427,890	372,316
Engineering, selling, general and administrative expenses	293,145	302,551	286,840
Intangible asset amortization	9,620	9,638	16,903
Goodwill impairment	6,000	—	—
Strategic development and acquisition related costs	1,971	2,670	4,201
Restructuring and impairment charges	5,297	4,252	11,306
Gain on insurance recovery	(9,749)	—	—
Gain on legal settlements	—	—	(3,765)
Income from operations	109,780	108,779	56,831
Interest income	238	146	72
Interest expense	(28,899)	(31,019)	(28,460)
Foreign exchange gain (loss)	547	(1,401)	(2,152)
Gain from bargain purchase	—	1,864	—
Other income, net	1,472	595	499
Income before income taxes	83,138	78,964	26,790
Provision for income taxes	28,414	27,937	8,972
Net income	$54,724	$51,027	$17,818
Net income allocated to participating securities	(325)	(389)	(172)
Net income applicable to common shares	$54,399	$50,638	$17,646
Income per common share:
Basic	$0.77	$0.70	$0.24
Diluted	$0.77	$0.70	$0.24
Weighted average number of common shares outstanding:
Basic	70,629	72,411	73,271
Diluted	70,778	72,857	73,923
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
	(In thousands)
Comprehensive income:
Net income	$54,724	$51,027	$17,818
Other comprehensive income (loss), net of tax:
Foreign exchange translation gains (losses) and other (net of income tax of $0 in 2017, 2016 and 2015)	198	(325)	80
Unrecognized actuarial gains (losses) on pension obligation (net of income tax of ($1,805), $1,245, and ($243) in 2017, 2016 and 2015, respectively)	2,824	(1,948)	379
Other comprehensive income (loss)	3,022	(2,273)	459
Comprehensive income	$57,746	$48,754	$18,277
See accompanying notes to the consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
NCI BUILDING SYSTEMS, INC.

	October 29, 2017	October 30, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$65,658	$65,403
Restricted cash	136	310
Accounts receivable, net	199,897	182,258
Inventories, net	198,296	186,824
Income taxes receivable	3,617	982
Deferred income taxes	22,605	29,104
Investments in debt and equity securities, at market	6,481	5,748
Prepaid expenses and other	31,359	29,971
Assets held for sale	5,582	4,256
Total current assets	533,631	504,856
Property, plant and equipment, net	226,995	242,212
Goodwill	148,291	154,271
Intangible assets, net	137,148	146,769
Other assets, net	5,108	2,092
Total assets	$1,051,173	$1,050,200
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$440	$460
Accounts payable	147,772	142,913
Accrued compensation and benefits	59,189	72,612
Accrued interest	6,414	7,165
Other accrued expenses	102,233	103,384
Total current liabilities	316,048	326,534
Long-term debt, net of deferred financing costs of $6,857 and $8,096 on October 29, 2017 and October 30, 2016, respectively	387,290	396,051
Deferred income taxes	24,358	24,804
Other long-term liabilities	18,230	21,494
Total long-term liabilities	429,878	442,349
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 68,677,684 and 71,581,273 shares issued in 2017 and 2016, respectively; and 68,386,556 and 70,806,202 shares outstanding in 2017 and 2016, respectively	687	715
Additional paid-in capital	562,277	603,120
Accumulated deficit	(248,046)	(302,706)
Accumulated other comprehensive loss, net	(7,531)	(10,553)
Treasury stock, at cost (291,128 and 775,071 shares in 2017 and 2016, respectively)	(2,140)	(9,259)
Total stockholders’ equity	305,247	281,317
Total liabilities and stockholders’ equity	$1,051,173	$1,050,200
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
	(In thousands)
Cash flows from operating activities:
Net income	$54,724	$51,027	$17,818
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	41,318	41,924	51,392
Amortization of deferred financing costs and debt discount	1,819	1,908	1,483
Share-based compensation expense	10,230	10,892	9,379
Losses (gains) on assets, net	1,371	(2,673)	(15)
Asset impairment	—	—	5,876
Goodwill impairment	6,000	—	—
Gain on insurance recovery	(9,749)	—	—
Provision for doubtful accounts	1,948	1,343	110
Provision for deferred income taxes	866	1,318	5,368
Excess tax (benefits) shortfalls from share-based compensation arrangements	(1,515)	289	(745)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,582)	(18,141)	7,610
Inventories	(11,473)	(29,054)	4,604
Income taxes	(2,637)	(1,953)	(2,634)
Prepaid expenses and other	(2,271)	671	(267)
Accounts payable	4,858	(1,598)	11,475
Accrued expenses	(12,320)	12,656	(6,052)
Other, net	(1,228)	159	(362)
Net cash provided by operating activities	62,359	68,768	105,040
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(4,343)	(247,123)
Capital expenditures	(22,074)	(21,024)	(20,683)
Proceeds from sale of property, plant and equipment	3,197	5,417	28
Proceeds from insurance	8,593	10,000	—
Net cash used in investing activities	(10,284)	(9,950)	(267,778)
Cash flows from financing activities:
Refund of restricted cash	173	370	298
Proceeds from stock options exercised	1,651	12,612	354
Issuance of debt	—	—	250,000
Excess tax benefits (shortfalls) from share-based compensation arrangements	1,515	(289)	745
Proceeds from Amended ABL facility	35,000	—	—
Payments on Amended ABL facility	(35,000)	—	—
Payments on term loan	(10,180)	(40,000)	(41,240)
Payments on note payable	(1,570)	(1,430)	(1,616)
Payment of financing costs	—	—	(9,217)
Purchases of treasury stock	(43,603)	(64,015)	(3,320)
Net cash (used in) provided by financing activities	(52,014)	(92,752)	196,004
Effect of exchange rate changes on cash and cash equivalents	194	(325)	(255)
Net increase (decrease) in cash and cash equivalents	255	(34,259)	33,011
Cash and cash equivalents at beginning of period	65,403	99,662	66,651
Cash and cash equivalents at end of period	$65,658	$65,403	$99,662
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$27,659	$28,063	$22,210
Taxes paid, net of amounts refunded	$28,980	$36,073	$7,462
See accompanying notes to the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
NCI BUILDING SYSTEMS, INC.

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock		Stockholders’ Equity
	Shares	Amount				Shares	Amount
	(In thousands, except share data)
Balance, November 2, 2014	73,769,095	$737	$630,297	$(371,551)	$(8,739)	(238,800)	$(4,203)	$246,541
Treasury stock purchases	—	—	—	—	—	(208,626)	(3,320)	(3,320)
Issuance of restricted stock	720,655	7	(7)	—	—	—	—	—
Stock options exercised	40,000	1	353	—	—	—	—	354
Excess tax benefits from share-based compensation arrangements	—	—	745	—	—	—	—	745
Foreign exchange translation gains and other, net of taxes	—	—	—	—	80	—	—	80
Unrecognized actuarial gains on pension obligations	—	—	—	—	379	—	—	379
Share-based compensation	—	—	9,379	—	—	—	—	9,379
Net income	—	—	—	17,818	—	—	—	17,818
Balance, November 1, 2015	74,529,750	$745	$640,767	$(353,733)	$(8,280)	(447,426)	$(7,523)	$271,976
Treasury stock purchases	—	—	—	—	—	(4,589,576)	(64,015)	(64,015)
Retirement of treasury shares	(4,423,564)	(44)	(62,235)	—	—	4,423,564	62,279	—
Issuance of restricted stock	56,868	—	—	—	—	(161,633)	—	—
Stock options exercised	1,418,219	14	12,598	—	—	—	—	12,612
Excess tax shortfall from share-based compensation arrangements	—	—	(289)	—	—	—	—	(289)
Foreign exchange translation losses and other, net of taxes	—	—	—	—	(325)	—	—	(325)
Deferred compensation obligation	—	—	1,387	—	—	—	—	1,387
Unrecognized actuarial losses on pension obligations	—	—	—	—	(1,948)	—	—	(1,948)
Share-based compensation	—	—	10,892	—	—	—	—	10,892
Net income	—	—	—	51,027	—	—	—	51,027
Balance, October 30, 2016	71,581,273	$715	$603,120	$(302,706)	$(10,553)	(775,071)	$(9,259)	$281,317
Treasury stock purchases	—	—	—	—	—	(2,957,838)	(43,603)	(43,603)
Retirement of treasury shares	(3,443,448)	(34)	(50,553)	—	—	3,443,448	50,587	—
Issuance of restricted stock	356,701	4	(4)	—	—	(19,806)	—	—
Stock options exercised	182,923	2	1,651	—	—	—	—	1,653
Excess tax (shortfall) benefits from share-based compensation arrangements	—	—	1,515	—	—	—	—	1,515
Foreign exchange translation losses and other, net of taxes	—	—	(3,547)	(64)	198	—	—	(3,413)
Deferred compensation obligation	235	—	(135)	—	—	18,139	135	—
Unrecognized actuarial losses on pension obligations	—	—	—	—	2,824	—	—	2,824
Share-based compensation	—	—	10,230	—	—	—	—	10,230
Net income	—	—	—	54,724	—	—	—	54,724
Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
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
Fiscal Year
We use a 52/53 week fiscal year ending on the Sunday closest to October 31. The year end for fiscal 2017 is October 29, 2017. Fiscal years 2017, 2016, and 2015 were 52-week fiscal years.
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
(b) Cash and Cash Equivalents.  Cash equivalents are stated at cost plus accrued interest, which approximates fair value. Cash equivalents are highly liquid debt instruments with an original maturity of three months or less and may consist of time deposits with a number of commercial banks with high credit ratings, money market instruments, certificates of deposit and commercial paper. Our policy allows us to also invest excess funds in no-load, open-end, management investment trusts (“mutual funds”). The mutual funds invest exclusively in high quality money market instruments. As of October 29, 2017, our cash and cash equivalents were only invested in cash.
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
We establish reserves for doubtful accounts on a customer by customer basis when we believe the required payment of specific amounts owed is unlikely to occur. In establishing these reserves, we consider changes in the financial position of a customer, availability of security, lien rights and bond rights as well as disputes, if any, with our customers. Our allowance for doubtful accounts reflects reserves for customer receivables to reduce receivables to amounts expected to be collected. We determine past due status as of the contractual payment date. Interest on delinquent accounts receivable is included in the trade

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

accounts receivable balance and recognized as interest income when earned and collectability is reasonably assured. Uncollectible accounts are written off when a settlement is reached for an amount that is less than the outstanding historical balance or we have exhausted all collection efforts. The following table represents the rollforward of our uncollectible accounts for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 (in thousands):

	October 29, 2017	October 30, 2016	November 1, 2015
Beginning balance	$7,413	$7,695	$6,076
Provision for bad debts	1,948	1,343	110
Amounts charged against allowance for bad debts, net of recoveries	(1,036)	(1,625)	(114)
Allowance for bad debts of acquired company at date of acquisition	—	—	1,623
Ending balance	$8,325	$7,413	$7,695
(d) Inventories.  Inventories are stated at the lower of cost or market value less allowance for inventory obsolescence, using First-In, First-Out Method (FIFO) for steel coils and other raw materials.
The components of inventory are as follows (in thousands):

	October 29, 2017	October 30, 2016
Raw materials	$150,919	$145,060
Work in process and finished goods	47,377	41,764
	$198,296	$186,824
The following table represents the rollforward of reserve for obsolete materials and supplies activity for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 (in thousands):

	October 29, 2017	October 30, 2016	November 1, 2015
Beginning balance	$3,984	$3,749	$1,743
Provisions	1,923	1,463	943
Dispositions	(702)	(1,228)	(552)
Reserve of acquired company at date of acquisition	—	—	1,615
Ending balance	$5,205	$3,984	$3,749
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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During fiscal 2017 and 2016, we reclassified $4.7 million and $2.9 million from property, plant and equipment to assets held for sale for idled facilities in our Metal Components and Engineering Building Systems segments, respectively, that met the held for sale criteria. The total carrying value of assets held for sale (primarily representing idled facilities in our Engineered Building Systems segment) is $5.6 million and $4.3 million at October 29, 2017 and October 30, 2016, respectively. All of these assets continue to be actively marketed for sale or are under contract at October 29, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

During fiscal 2017 and 2016, we sold certain idled facilities in our Engineered Building Systems segment, along with related equipment, which previously had been classified as held for sale. In connection with the sales of these assets, during fiscal 2017 and 2016, we received net cash proceeds of $3.2 million and $5.4 million, respectively, and recognized a net (loss) gain of $(0.2) million and $1.6 million, respectively, which is included in (loss) gain on sale of assets and asset recovery in the consolidated statements of operations. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than cost. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value less cost to sell totaled $0.5 million as of October 29, 2017.
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
Depreciation expense for fiscal 2017, 2016 and 2015 was $31.7 million, $32.3 million and $34.5 million, respectively. Of this depreciation expense, $5.8 million, $6.4 million and $7.5 million was related to computer software and equipment depreciation for fiscal 2017, 2016 and 2015.
Property, plant and equipment consists of the following (in thousands):

	October 29, 2017	October 30, 2016
Land	$18,473	$19,707
Buildings and improvements	178,019	187,173
Machinery, equipment and furniture	336,163	314,477
Transportation equipment	4,599	4,635
Computer software and equipment	117,515	114,191
Construction in progress	15,092	21,673
	669,861	661,856
Less: accumulated depreciation	(442,866)	(419,644)
	$226,995	$242,212
Estimated useful lives for depreciation are:

Buildings and improvements	15	–	39 years
Machinery, equipment and furniture	3	–	15 years
Transportation equipment	4	–	10 years
Computer software and equipment	3	–	7 years
We capitalize interest on capital invested in projects in accordance with ASC Topic 835, Interest. For fiscal 2017, 2016 and 2015, the total amount of interest capitalized was $0.2 million, $0.2 million and $0.3 million, respectively. Upon commencement of operations, capitalized interest, as a component of the total cost of the asset, is amortized over the estimated useful life of the asset.

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
(h) Goodwill and Other Intangible Assets.  We review the carrying values of goodwill and identifiable intangibles whenever events or changes in circumstances indicate that such carrying values may not be recoverable and annually for goodwill and indefinite lived intangible assets as required by ASC Topic 350, Intangibles — Goodwill and Other. This guidance provides the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If, based on a review of qualitative factors, it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative analysis. Prior to July 31, 2017, the test for impairment was a two-step process that involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeded its carrying amount, the goodwill of the reporting unit was not considered impaired; therefore the second step of the impairment test would not be deemed necessary. If the carrying amount of the reporting unit exceeded its fair value, we would then perform the second step to the goodwill impairment test, which involved the determination of the fair value of a reporting unit’s assets and liabilities as if those assets and liabilities had been acquired/assumed in a business combination at the impairment testing date, to measure the amount of goodwill impairment loss to be recorded. However, with the adoption of FASB Accounting Standards Update No. 2017-04, we prospectively adopted a new accounting principle that eliminated the second step of the goodwill impairment test. Therefore, beginning with the annual goodwill impairment tests occurring on the first day of the fourth quarter of fiscal 2017, if the carrying value of a reporting unit exceeds its fair value, we measure any goodwill impairment losses as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
Unforeseen events, changes in circumstances, market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in a non-cash impairment charge. Some factors considered important that could trigger an impairment review include the following: significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

use of acquired assets or the strategy for our overall business and significant negative industry or economic trends. We recorded a non-cash loss on goodwill impairment of $6.0 million in fiscal 2017, which is included in goodwill impairment in the consolidated statements of operations. See Note 6 — Goodwill and Other Intangible Assets.
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
(j) Equity Raising and Deferred Financing Costs.  Equity raising costs are recorded as a reduction to additional paid in capital upon the execution of an equity transaction. Deferred financing costs are capitalized as incurred and amortized using the straight-line method, which approximates the effective interest method, over the expected life of the associated debt. See Note 11 — Long-Term Debt and Note Payable.
(k) Cost of Sales.  Cost of sales includes the cost of inventory sold during the period, including costs for manufacturing, inbound freight, receiving, inspection, warehousing, and internal transfers less vendor rebates. Costs associated with shipping and handling our products are included in cost of sales. Cost of sales is exclusive of fair value adjustment of acquired inventory, gain on sale of assets and asset recovery, net and gain on insurance recovery because these items are shown below cost of sales on our consolidated statement of operations. Purchasing costs and engineering and drafting costs are included in engineering, selling, general and administrative expense. Purchasing costs were $3.9 million, $5.3 million and $4.6 million and engineering and drafting costs were $43.1 million, $44.2 million and $46.9 million in each of fiscal 2017, 2016 and 2015, respectively. Approximately $2.6 million and $2.6 million of these engineering, selling, general and administrative costs were capitalized and remained in inventory at the end of fiscal 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
Insurance is purchased for workers compensation and employer liability, general liability, property and auto liability/auto physical damage. We utilize either deductibles or self-insurance retentions (“SIR”) to limit our exposure to catastrophic loss. The workers compensation insurance has a $250,000 per-occurrence deductible. The property and auto liability insurances have per-occurrence deductibles of $500,000 and $250,000, respectively. The general liability insurance has a $1,000,000 SIR. Umbrella insurance coverage is purchased to protect us against claims that exceed our per-occurrence or aggregate limits set forth in our respective policies. All claims are adjusted utilizing a third-party claims administrator and insurance carrier claims adjusters.
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
(n) Advertising Costs.  Advertising costs are expensed as incurred. Advertising expense was $7.1 million, $7.1 million and $8.6 million in fiscal 2017, 2016 and 2015, respectively.
(o) Impairment of Long-Lived Assets.  We assess impairment of property, plant and equipment at an asset group level in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment. We assess the recoverability of the carrying amount of property, plant and equipment if certain events or changes in circumstances indicate that the carrying value of such asset groups may not be recoverable, such as a significant decrease in market value of the asset groups or a significant change in our business conditions. If we determine that the carrying value of an asset group is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we record an impairment loss equal to the excess of the carrying amount of the asset group over its fair value. The fair value of an asset group is determined based on prices of similar assets adjusted for their remaining useful life. We recorded asset impairment charges of $5.8 million in fiscal 2015, which is included in restructuring and impairment charges in the consolidated statements of operations. See Note 5 — Restructuring.
(p) Share-Based Compensation.  Compensation expense is recorded for restricted stock awards under the fair value method. Compensation expense for performance stock units (“PSUs”) granted to our senior executives and Performance Share Awards granted to our key employees is recorded based on the probable outcome of the performance conditions associated with the respective shares, as determined by management. We recorded pre-tax compensation expense relating to restricted stock awards, Performance Share Awards, stock options and performance share unit awards of $10.2 million, $10.9 million and $9.4 million for fiscal 2017, 2016 and 2015, respectively. See Note 7 — Share-Based Compensation.
(q) Foreign Currency Re-measurement and Translation.  The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in other income in the current period. Net foreign currency re-measurement gains (losses) were $(0.3) million, $(0.8) million and $(1.8) million for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively.
The functional currency for our Canadian operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

comprehensive income in stockholders’ equity. The net foreign currency gains (losses) included in other income for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 were $0.8 million, $(0.6) million and $(0.4) million, respectively. Net foreign currency translation adjustments, net of tax, and included in other comprehensive income were $0.2 million, $(0.3) million and $0.1 million for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the guidance specifies that the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. ASU 2015-05 further specifies that the customer should account for a cloud computing arrangement as a service contract if the arrangement does not include a software license. We adopted ASU 2015-05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

in our first quarter in fiscal 2017 on a prospective basis and, the adoption of this guidance did not have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test and requires an entity to perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Under this guidance, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We early adopted this guidance in the fourth quarter of fiscal 2017, as permitted. See Note 6 - Goodwill and Other Intangible Assets for discussion of our annual goodwill impairment test.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

5. RESTRUCTURING
As part of the plans developed in the fourth quarter of fiscal 2015 to improve engineering, selling, general and administrative (“ESG&A”) and manufacturing cost efficiency and optimize our combined manufacturing footprint, we incurred restructuring charges, primarily consisting of severance related costs of $4.7 million, including $3.2 million, $1.2 million and $0.3 million in the Engineered Building Systems segment, Metal Components segment and Corporate, respectively, for the fiscal year ended October 29, 2017.
For the fiscal year ended October 30, 2016, we incurred restructuring charges, primarily consisting of severance related costs of $3.6 million, including $1.0 million and $1.7 million in the Engineered Building Systems segment and Metal Components segment, respectively, and the remaining amount of $0.9 million at Corporate. These charges include severance related costs associated with the consolidation and closing of two manufacturing facilities in our Metal Components segment during fiscal 2016. We also incurred approximately $0.6 million of other costs associated with the restructuring actions during fiscal 2016.
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
The following table summarizes our restructuring plan costs and charges related to the restructuring plans during the fiscal year ended October 29, 2017 and since inception, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Year Ended	Costs Incurred To Date (since inception)
	October 29, 2017
General severance	$2,350	$9,694
Plant closing severance	1,539	3,279
Asset impairments	125	5,969
Other restructuring costs	683	1,313
Total restructuring costs	$4,697	$20,255

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through October 29, 2017 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance, November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance, November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance, October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance, October 29, 2017	$283	$—	$283

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

We expect to fully execute our plans in phases over the next 18 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of the plans or the total costs we may incur in connection with these plans.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Our goodwill balance and changes in the carrying amount of goodwill by operating segment are as follows (in thousands):

	Engineered Building Systems	Metal Components	Metal Coil Coating	Total
Balance, November 1, 2015	$14,310	$143,716	$—	$158,026
Purchase accounting adjustments(1)	—	(3,755)	—	(3,755)
Balance, October 30, 2016	$14,310	$139,961	—	$154,271
Impairment	—	(6,000)	—	(6,000)
Other, net	—	20	—	20
Balance, October 29, 2017	$14,310	$133,981	$—	$148,291

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Our Metal Components segment has five reporting units and our Engineered Building Systems segment has one reporting unit with goodwill.
At the beginning of the fourth quarter of each fiscal year, we perform an annual impairment assessment of goodwill and indefinite-lived intangible assets. Additionally, we assess goodwill and indefinite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the fair value may be below the carrying value. We completed our annual impairment assessment of goodwill and indefinite-lived intangible assets as of July 31, 2017 and we elected to apply the qualitative assessment for the goodwill in certain of our reporting units within the Metal Components segment and the Engineered Building Systems segment as of July 31, 2017. Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and negative categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using relative weightings. Additionally, the Company considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (WACC), publicly traded company multiples and observable and recent transaction multiples between the current and prior years for a reporting unit. Based on our assessment of these tests, we do not believe it is more likely than not that the fair value of these reporting units or the indefinite-lived intangible assets are less than their respective carrying amounts.
We performed a quantitative test for three reporting units within the Metal Components segment as of July 31, 2017. We estimated the fair value of each reporting unit using projected discounted cash flows and publicly traded company multiples. To develop the projected cash flows associated with the reporting unit, we considered key factors that include assumptions regarding sales volume and prices, operating margins, capital expenditures, working capital needs and discount rates. We discounted the projected cash flows using a long-term, risk-adjusted weighted average cost of capital, which was based on our estimate of the investment returns that market participants would require for the reporting unit. We considered publicly traded company multiples for companies with operations similar to the reporting unit. Based on our completion of this test, we determined that the fair value of two of the reporting units exceeded the carrying amount and goodwill was not considered to be impaired. The July 31, 2017 goodwill impairment test indicated impairment as the carrying value of CENTRIA’s coil coating operations, included in our Metal Components segment, exceeded its fair value. As a result we recorded a non-cash charge of $6.0 million in goodwill impairment on our consolidated statements of operations for the year ended October 29, 2017. The remaining balance of goodwill on the CENTRIA coil coating reporting unit of $5.4 million is supported by future cash flows and expected synergies with our NCI coil coating operations. Further declines in estimated volume and margins of CENTRIA’s coil coating operations could result in additional goodwill impairments in future periods. The fair value of the reporting unit is a “Level 3” measurement as defined in Note 14.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following table represents all our intangible assets activity for the fiscal years ended October 29, 2017 and October 30, 2016 (in thousands):

	Range of Life (Years)			October 29, 2017	October 30, 2016
Amortized intangible assets:
Cost:
Trade names		15		$29,167	$29,167
Customer lists and relationships	12	–	20	136,210	136,210
Non-competition agreements	5	–	10	8,132	8,132
Supplier relationships		3		150	150
				$173,659	$173,659
Accumulated amortization:
Trade names				$(10,713)	$(8,768)
Customer lists and relationships				(30,971)	(23,295)
Non-competition agreements				(8,132)	(8,132)
Supplier relationships				(150)	(150)
				$(49,966)	$(40,345)

Net book value				$123,693	$133,314
Indefinite-lived intangible assets:
Trade names				13,455	13,455
Total intangible assets at net book value				$137,148	$146,769
The Star and Ceco trade name assets within the Engineered Building Systems segment have an indefinite life and are not amortized, but are reviewed annually and tested for impairment. These trade names were determined to have indefinite lives due to the length of time the trade names have been in place, with some having been in place for decades. Our intention is to maintain these trade names indefinitely. We performed a quantitative assessment for the Star and Ceco trade names as of July 31, 2017. We estimated the fair value of each trade name using the relief-from-royalty method, which applies a royalty rate to projected revenue streams attributable to the trade names. To develop the respective revenue projections we considered key factors that include assumptions regarding sales volume and prices. Based on our completion of this test, we determined that the fair value of the Star and Ceco trade names exceeded the carrying amount and the intangible assets were not considered to be impaired.
All other intangible assets are amortized on a straight-line basis or a basis consistent with the expected future cash flows over their expected useful lives. As of October 29, 2017 and October 30, 2016, the weighted average amortization period for all our intangible assets was 15.0 years. Amortization expense of intangibles was $9.6 million, $9.6 million and $16.9 million for 2017, 2016 and 2015, respectively. We expect to recognize amortization expense over the next five fiscal years as follows (in thousands):

2018	$9,620
2019	9,620
2020	9,327
2021	9,064
2022	8,721
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

7. SHARE-BASED COMPENSATION
Our 2003 Long-Term Stock Incentive Plan (“Incentive Plan”) is an equity-based compensation plan that allows for the grant of a variety of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance share units (“PSUs”), phantom stock awards, long-term incentive awards with performance conditions (“Performance Share Awards”) and cash awards. Awards are generally granted once per year, with the amounts and types of awards determined by the Compensation Committee of our Board of Directors (the “Committee”). As a general rule, option awards terminate on the earlier of (i) 10 years from the date of grant, (ii) 30 days after termination of employment or service for a reason other than death, disability or retirement, (iii) one year after death or (iv) one year for incentive stock options or five years for other awards after disability or retirement. Awards are non-transferable except by disposition on death or to certain family members, trusts and other family entities as the the Committee may approve. Awards may be paid in cash, shares of our Common Stock or a combination, in lump sum or installments and currently or by deferred payment, all as determined by the Committee.
As of October 29, 2017, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest over three to four years or earlier upon death, disability or a change in control. However, our annual restricted stock awards issued prior to December 15, 2013 also vest upon attainment of age 65 and, only in the case of certain special one-time restricted stock awards, a portion vest on termination without cause or for good reason, as defined by the agreements governing such awards. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of age 65, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
A total of approximately 2,287,000 and 3,000,000 shares were available at October 29, 2017 and October 30, 2016, respectively, under the Incentive Plan for the further grants of awards.
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
There were 182,923, 1,418,219 and 40,000 options exercised during fiscal 2017, 2016 and 2015, respectively. Cash received from the option exercises was $1.7 million, $12.6 million and $0.4 million during fiscal 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised in fiscal 2017 and 2016 was $1.4 million and $9.9 million, respectively, and was insignificant for fiscal 2015.
The weighted average assumptions for the option awards granted on December 15, 2016, December 15, 2015 and December 15, 2014 are as follows:

	December 15, 2016	December 15, 2015	December 15, 2014
Expected volatility	42.63%	43.71%	49.65%
Expected term (in years)	5.50	5.50	5.50
Risk-free interest rate	2.15%	1.77%	1.63%
During fiscal 2017, 2016 and 2015, we granted 10,424, 28,535 and 10,543 stock options, respectively, and the weighted average grant-date fair value of options granted during fiscal 2017, 2016 and 2015 was $6.59, $5.38 and $7.91, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following is a summary of stock option transactions during fiscal 2017, 2016 and 2015 (in thousands, except weighted average exercise prices and weighted average remaining life):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Balance, November 2, 2014	1,948	$11.05
Granted	10	17.07
Exercised	(40)	(8.85)
Cancelled	(14)	(175.08)
Balance, November 1, 2015	1,904	9.85
Granted	29	12.76
Exercised	(1,418)	(8.89)
Cancelled	(7)	(227.21)
Balance, October 30, 2016	508	10.24
Granted	11	15.70
Exercised	(183)	(9.03)
Balance, October 29, 2017	336	$11.06	3.7	$1,534
Exercisable at October 29, 2017	319	$10.79	3.5	$1,534
The following summarizes additional information concerning outstanding options at October 29, 2017 (in thousands, except weighted average remaining life and weighted average exercise prices):

Options Outstanding
Number of Options	Weighted Average Remaining Life	Weighted Average Exercise Price
310	3.4 years	$10.59
26	7.8 years	16.66
336	3.7 years	$11.06
The following summarizes additional information concerning options exercisable at October 29, 2017 (in thousands, except weighted average exercise prices):

Options Exercisable
Number of Options	Weighted Average Exercise Price
310	$10.59
9	17.37
319	$10.79
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change in control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change in control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the fiscal years 2017, 2016 and 2015, we granted PSUs with fair values of approximately $4.6 million, $4.7 million and $3.6 million, respectively, to the Company’s senior executives.
The restricted stock units granted in December 2016 and 2015 to our senior executives vest one-third annually. For the restricted stock units granted in December 2014 to our senior executives, two-thirds vested on December 15, 2016 and one-third vested on December 15, 2017. The PSUs granted in December 2016 and 2015 to our senior executives cliff vest at the end of the three-year performance period. For the PSUs granted in December 2014 to our senior executives, one-half vested on December 15, 2016 and one-half vested on December 15, 2017.
Performance Share Awards granted to our key employees are paid 50% in cash and 50% in stock. Vesting of Performance Share Awards is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. However, a minimum of 50% of the awards will vest upon continued employment over the three-year period if the minimum targets are not met. The Performance Share Awards vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of Performance Share Awards is based on the Company’s stock price as of the date of grant. The fair value and cash value of Performance Share Awards granted in fiscal 2017, 2016 and 2015 are as follows (in millions):

	Fiscal year ended
	October 29, 2017	October 30, 2016	November 1, 2015
Equity fair value	$2.0	$2.4	$1.5
Cash value	$2.0	$2.1	$1.7
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
During fiscal 2017, 2016 and 2015, we granted time-based restricted stock awards with a fair value of $4.5 million, $4.2 million and $6.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Restricted stock and performance award transactions during fiscal 2017, 2016 and 2015 were as follows (in thousands, except weighted average grant prices):

	Restricted Stock and Performance Awards
	Time-Based		Performance-Based		Market-Based
	Number of Shares	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price	Number of Shares(1)	Weighted Average Grant Price
Balance, November 2, 2014	855	$15.22	117	$17.47	1,028	$11.71
Granted	410	16.60	270	17.04	45	12.76
Vested	(352)	13.11	—	—	(541)	11.71
Forfeited	(85)	23.71	(44)	16.22	(492)	11.72
Balance, November 1, 2015	828	$15.87	343	$17.19	40	$11.78
Granted	329	12.64	516	12.76	71	14.60
Vested	(335)	15.09	—	—	—	—
Forfeited	(60)	14.33	(60)	15.22	(4)	13.81
Balance, October 30, 2016	762	$14.91	799	$14.82	107	$14.02
Granted	285	15.84	362	15.70	58	16.03
Vested	(392)	15.14	(165)	16.07	—	—
Forfeited	(27)	14.41	(124)	15.88	(21)	11.51
Balance, October 29, 2017	628	$15.21	872	$14.76	144	$15.15

(1)	The number of restricted stock shown reflects the shares that would be granted if the target level of performance is achieved. The number of shares actually issued may vary.
Share-Based Compensation Expense
Share-based compensation expense is recorded over the requisite service or performance period. For awards with performance conditions, the amount of share-based compensation expense recognized is based upon the probable outcome of the performance conditions, as defined and determined by management. We estimated a forfeiture rate of 5.0% for our non-officers and 0% for our officers in our calculation of share-based compensation expense for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015. These estimates are based on historical forfeiture behavior exhibited by our employees.
Share-based compensation expense as well as the unrecognized share-based compensation expense and weighted average period over which expense attributable to unvested awards will be recognized are as follows (in millions, except weighted average remaining years):

	Fiscal year ended
	October 29, 2017	October 30, 2016	November 1, 2015
Cost of goods sold	$1.0	$1.1	$1.1
Engineering, selling, general and administrative	9.2	9.8	8.3
Total recognized share-based compensation expense	$10.2	$10.9	$9.4

	Fiscal Year Ended October 29, 2017
	Unrecognized Share-Based Compensation Expense	Weighted Average Remaining Years
Stock options	0.0	0.8
Time-based restricted stock	4.8	1.8
Performance- and market-based restricted stock	6.7	1.7
Total unrecognized share-based compensation expense	$11.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

As of October 29, 2017, we do not have any amounts capitalized for share-based compensation cost in inventory or similar assets. The total income tax benefit recognized in results of operations for share-based compensation arrangements was $4.0 million, $4.2 million and $3.7 million for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015, respectively.
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

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$54,399	$50,638	$17,646
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	70,629	72,411	73,271
Common stock equivalents:
Employee stock options	124	446	652
PSUs and Performance Share Awards	25	—	—
Weighted average diluted number of common shares outstanding	70,778	72,857	73,923

Basic earnings per common share	$0.77	$0.70	$0.24
Diluted earnings per common share	$0.77	$0.70	$0.24

Incentive Plan securities excluded from dilution(1)	0	195	289

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
9. OTHER ACCRUED EXPENSES
Other accrued expenses are comprised of the following (in thousands):

	October 29, 2017	October 30, 2016
Accrued warranty obligation and deferred warranty revenue	$27,016	$27,200
Deferred revenue	28,295	28,472
Other accrued expenses	46,922	47,712
Total other accrued expenses	$102,233	$103,384

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

10. WARRANTY
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal years ended October 29, 2017 and October 30, 2016 (in thousands):

	October 29, 2017	October 30, 2016
Beginning balance	$27,200	$25,162
Warranties sold	2,149	3,853
Revenue recognized	(2,323)	(3,269)
Cost incurred and other	(10)	1,454
Ending balance	$27,016	$27,200
11. LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	October 29, 2017	October 30, 2016
Credit Agreement, due June 2022, as amended (variable interest, at 4.24% and 4.25% on October 29, 2017 and October 30, 2016, respectively)	$144,147	$154,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (variable interest, at our option as described below)	—	—
Less: unamortized deferred financing costs(1)	6,857	8,096
Total long-term debt	$387,290	$396,051

(1)
Includes the unamortized deferred financing costs associated with the Notes and Credit Agreement. The unamortized deferred financing costs associated with the Amended ABL Facility of $0.7 million and $1.1 million as of October 29, 2017 and October 30, 2016, respectively, are classified in other assets on the consolidated balance sheets.

The scheduled maturity of our debt is as follows (in thousands):

2018	$—
2019	—
2020	—
2021	—
2022 and thereafter	394,147
$394,147
8.25% Senior Notes Due January 2023
The Company’s $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 (the “Notes”) bear interest at 8.25% per annum and will mature on January 15, 2023. Interest is payable semi-annually in arrears on January 15 and July 15.
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
The Company may redeem the Notes at any time prior to January 15, 2018, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to the redemption date, plus the applicable make-whole premium. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

prior to January 15, 2018, the Company may redeem the Notes in an aggregate principal amount of up to 40.0% of the original aggregate principal amount of the Notes with funds in an equal aggregate amount not exceeding the aggregate proceeds of one or more equity offerings, at a redemption price of 108.250%, plus accrued and unpaid interest, if any, to the applicable redemption date of the Notes.
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
Pursuant to the Amendment, the New Term Loans bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternate base rate plus a borrowing margin of 2.00% per annum. At October 29, 2017, the interest rate on the term loan under the Credit Agreement was 4.24%. Overdue amounts will bear interest at a rate that is 2% higher than the rate otherwise applicable.
The New Term Loans are secured by the same collateral and guaranteed by the same guarantors as the Existing Term Loans under the Existing Term Loan Facility. Voluntary prepayments under the New Term Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first six months. The Amendment also includes certain other changes to the Term Loan Facility.
During fiscal 2017 and 2016, the Company made voluntary prepayments of $10.0 million and $40.0 million, respectively, on the outstanding principal amount of the Term Loan. As a result of the voluntary prepayments made during the prior two fiscal periods, which were applied to the one percent per annum amortization, we are not required to make any quarterly installment payments until June 24, 2019.
Subject to certain exceptions, the Term Loan will be subject to mandatory prepayment in an amount equal to:

•	the net cash proceeds of (1) certain asset sales, (2) certain debt offerings, and (3) certain insurance recovery and condemnation events; and

•	50% of annual excess cash flow (as defined in the Credit Agreement), subject to reduction to 0% if specified leverage ratio targets are met.
The Credit Agreement contains a number of covenants that, among other things, will limit or restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness, make dividends and other restricted payments,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

create liens securing indebtedness, engage in mergers and other fundamental transactions, enter into restrictive agreements, amend certain documents in respect of other indebtedness, change the nature of their business and engage in certain transactions with affiliates.
Amended ABL Facility
The Company’s Asset-Based Lending Facility, as amended, (“Amended ABL Facility”) provides for revolving loans of up to $150 million (subject to a borrowing base), letters of credit of up to $30 million and up to $10 million for swingline borrowings. All borrowings under the Amended ABL Facility mature on June 24, 2019.
Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At October 29, 2017 and October 30, 2016, the Company’s excess availability under the Amended ABL Facility was $140.0 million and $140.9 million, respectively. At October 29, 2017 and October 30, 2016, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at October 29, 2017 and October 30, 2016, standby letters of credit related to certain insurance policies totaling approximately $10.0 million and $9.1 million, respectively.
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
The Amended ABL Facility includes a minimum fixed charge coverage ratio of one to one, which will apply if the Company fails to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of October 29, 2017 and October 30, 2016 was $21.0 million and $21.1 million, respectively. Although the Amended ABL Facility did not require any financial covenant compliance, at October 29, 2017 and October 30, 2016, the Company’s fixed charge coverage ratio as of those dates, which is calculated on a trailing twelve month basis, was 3.85:1.00 and 2.86:1.00, respectively.
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
Insurance Note Payable
As of October 29, 2017 and October 30, 2016, the Company had an outstanding note payable in the amount of $0.4 million and $0.5 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
At October 29, 2017 and October 30, 2016, the CD&R Funds owned approximately 43.8% and 42.3%, respectively, of the outstanding shares of our Common Stock.
13. RELATED PARTIES
Pursuant to the Investment Agreement and the Stockholders Agreement, the CD&R Funds have the right to designate a number of directors to NCI’s board of directors that is equivalent to the CD&R Funds’ percentage interest in the Company. Among other directors appointed by the CD&R Funds, our board of directors appointed to the board of directors James G. Berges, Nathan K. Sleeper and Jonathan L. Zrebiec. Messrs. Berges, Sleeper and Zrebiec are partners of Clayton, Dubilier & Rice, LLC, (“CD&R, LLC”), an affiliate of the CD&R Funds.
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

•
the Stockholders Agreement, which sets forth certain terms and conditions regarding the Equity Investment and on certain actions of the CD&R Funds and their controlled affiliates with respect to the Company, and to provide for, among other things, subscription rights, corporate governance rights and consent rights as well as other obligations and rights;

•
a Registration Rights Agreement, dated as of October 20, 2009 (the “Registration Rights Agreement”), between the Company and the CD&R Funds, pursuant to which the Company granted to the CD&R Funds, together with any other stockholder of the Company that may become a party to the Registration Rights Agreement in accordance with its terms, certain customary registration rights with respect to the shares of our Common Stock held by the CD&R Funds; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

•
an Indemnification Agreement, dated as of October 20, 2009 between the Company, NCI Group, Inc., a wholly owned subsidiary of the Company, Robertson-Ceco II Corporation, a wholly owned subsidiary of the Company, the CD&R Funds and CD&R, Inc., pursuant to which the Company, NCI Group, Inc. and Robertson-Ceco II Corporation agreed to indemnify CD&R, Inc., the CD&R Funds and their general partners, the special limited partner of CD&R Fund VIII and any other investment vehicle that is a stockholder of the Company and is managed by CD&R, Inc. or any of its affiliates, their respective affiliates and successors and assigns and the respective directors, officers, partners, members, employees, agents, representatives and controlling persons of each of them, or of their respective partners, members and controlling persons, against certain liabilities arising out of the Equity Investment and transactions in connection with the Equity Investment, including, but not limited to, the Credit Agreement, the Amended ABL Facility, the Exchange Offer, and certain other liabilities and claims.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable and accounts payable approximate fair value as of October 29, 2017 and October 30, 2016 because of the relatively short maturity of these instruments. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal year ends were (in thousands):

	October 29, 2017		October 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit agreement, due June 2022	$144,147	$144,147	$154,147	$154,147
8.25% senior notes, due January 2023	$250,000	$267,500	$250,000	$272,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used at October 29, 2017 and October 30, 2016.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of October 29, 2017 and October 30, 2016, segregated by level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

	Recurring fair value measurements
	October 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$1,114	$—	$—	$1,114
Mutual funds – Growth	958	—	—	958
Mutual funds – Blend	1,948	—	—	1,948
Mutual funds – Foreign blend	915	—	—	915
Mutual funds – Fixed income	—	1,546	—	1,546
Total short-term investments in deferred compensation plan	4,935	1,546	—	6,481
Total assets	$4,935	$1,546	$—	$6,481

Liabilities:
Deferred compensation plan liability	$—	$4,923	$—	$4,923
Total liabilities	$—	$4,923	$—	$4,923

	Recurring fair value measurements
	October 30, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan(1):
Money market	$422	$—	$—	$422
Mutual funds – Growth	773	—	—	773
Mutual funds – Blend	3,118	—	—	3,118
Mutual funds – Foreign blend	730	—	—	730
Mutual funds – Fixed income	—	705	—	705
Total short-term investments in deferred compensation plan	5,043	705	—	5,748
Total assets	$5,043	$705	$—	$5,748

Liabilities:
Deferred compensation plan liability	$—	$3,847	$—	$3,847
Total liabilities	$—	$3,847	$—	$3,847

(1)	The unrealized holding gain (loss) was insignificant for fiscal years ended October 29, 2017 and October 30, 2016.
15. INCOME TAXES
Income tax expense is based on pretax financial accounting income. Deferred income taxes are recognized for the temporary differences between the recorded amounts of assets and liabilities for financial reporting purposes and such amounts for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The income tax provision for the fiscal years ended 2017, 2016 and 2015, consisted of the following (in thousands):

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Current:
Federal	$23,885	$22,602	$12,366
State	3,218	3,179	336
Foreign	445	838	1,638
Total current	27,548	26,619	14,340
Deferred:
Federal	(358)	105	(5,193)
State	769	1,380	91
Foreign	455	(167)	(266)
Total deferred	866	1,318	(5,368)
Total provision	$28,414	$27,937	$8,972
The reconciliation of income tax computed at the United States federal statutory tax rate to the effective income tax rate is as follows:

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.2%	3.8%	1.6%
Production activities deduction	(3.1)%	(3.4)%	(6.4)%
Non-deductible expenses	0.9%	1.3%	4.1%
Other	(1.8)%	(1.3)%	(0.8)%
Effective tax rate	34.2%	35.4%	33.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Deferred income taxes reflect the net impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The tax effects of the temporary differences for fiscal 2017 and 2016 are as follows (in thousands):

	October 29, 2017	October 30, 2016
Deferred tax assets:
Inventory obsolescence	$2,680	$2,195
Bad debt reserve	1,686	1,094
Accrued and deferred compensation	16,003	22,339
Accrued insurance reserves	1,816	2,054
Deferred revenue	10,260	10,440
Net operating loss and tax credit carryover	3,686	4,301
Depreciation and amortization	434	473
Pension	6,510	6,568
Other reserves	716	502
Total deferred tax assets	43,791	49,966
Less valuation allowance	—	(210)
Net deferred tax assets	43,791	49,756
Deferred tax liabilities:
Depreciation and amortization	(42,632)	(44,292)
U.S. tax on unremitted foreign earnings	(1,107)	(1,107)
Other	(1,805)	(58)
Total deferred tax liabilities	(45,544)	(45,457)
Total deferred tax (liability) asset, net	$(1,753)	$4,299
We carry out our business operations through legal entities in the U.S., Canada, Mexico and China. These operations require that we file corporate income tax returns that are subject to U.S., state and foreign tax laws. We are subject to income tax audits in these multiple jurisdictions.
As of October 29, 2017, the $3.6 million net operating loss and tax credit carryforward included $0.5 million for U.S. state loss carryforwards. The state net operating loss carryforwards will expire in 2018 to 2028, if unused. As of October 29, 2017, our foreign operations have a net operating loss carryforward of approximately $11.6 million, representing $3.1 million of the $3.6 million deferred tax asset related to net operating loss and tax credit carryovers, that will start to expire in fiscal 2026, if unused.
The following table represents the rollforward of the valuation allowance on deferred taxes activity for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 (in thousands):

	October 29, 2017	October 30, 2016	November 1, 2015
Beginning balance	$210	$115	$—
(Reductions) additions	(210)	95	115
Ending balance	$—	$210	$115

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Uncertain tax positions
There were no unrecognized tax benefits at October 29, 2017 and October 30, 2016. We do not anticipate any material change in the total amount of unrecognized tax benefits to occur within the next twelve months.
The following table summarizes the activity related to the Company’s unrecognized tax benefits during fiscal 2016 (in thousands):

October 30, 2016
Unrecognized tax benefits at beginning of year	$143
Reductions resulting from expiration of statute of limitations	(143)
Unrecognized tax benefits at end of year	$—
We recognize interest and penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. We did not have any accrued interest and penalties related to uncertain tax positions as of October 29, 2017.
We file income tax returns in the U.S. federal jurisdiction and multiple state and foreign jurisdictions. Our tax years are closed with the IRS through the year ended October 28, 2013, as the statute of limitations related to these tax years has closed. In addition, open tax years related to state and foreign jurisdictions remain subject to examination but are not considered material.
16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following (in thousands):

	October 29, 2017	October 30, 2016
Foreign exchange translation adjustments	$3	$(195)
Defined benefit pension plan actuarial losses, net of tax	(7,534)	(10,358)
Accumulated other comprehensive loss	$(7,531)	$(10,553)
17. OPERATING LEASE COMMITMENTS
We have operating lease commitments expiring at various dates, principally for real estate, office space, office equipment and transportation equipment. Certain of these operating leases have purchase options that entitle us to purchase the respective equipment at fair value at the end of the lease. In addition, many of our leases contain renewal options at rates similar to the current arrangements. As of October 29, 2017, future minimum rental payments related to noncancellable operating leases are as follows (in thousands):

2018	$12,690
2019	7,653
2020	5,794
2021	4,212
2022	3,241
Thereafter	10,330
Rental expense incurred from operating leases, including leases with terms of less than one year, for 2017, 2016 and 2015 was $19.4 million, $17.8 million and $15.2 million, respectively.
18. STOCK REPURCHASE PROGRAM
Our board of directors authorized two stock repurchase programs during the fiscal year ended October 30, 2016, which were publicly announced on January 20, 2016 and September 8, 2016. Together, these stock repurchase programs authorized for up to an aggregate of $106.3 million of the Company’s Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

On July 18, 2016, the Company entered into an agreement with the CD&R Funds to repurchase approximately 2.9 million shares of our Common Stock for $45.0 million based on the price per share paid by the underwriters to the CD&R Funds in the 2016 Secondary Offering. The 2016 Stock Repurchase (as defined in Item 1. Business) represented a private, non-underwritten transaction between the Company and the CD&R Funds that was approved and recommended by the Affiliate Transactions Committee of our board of directors. The closing of the 2016 Stock Repurchase occurred on July 25, 2016 concurrently with the closing of the 2016 Secondary Offering. The 2016 Stock Repurchase was funded by the Company’s cash on hand.
On October 10, 2017, the Company announced that that its board of directors authorized a new stock repurchase program for up to an aggregate of $50.0 million of the Company’s Common Stock.
In addition to the 2016 Stock Repurchase, the Company repurchased 1.6 million shares of its Common Stock for $17.9 million during fiscal 2016 and 2.8 million shares of its Common Stock for $41.2 million during fiscal 2017 through open-market purchases under the authorized stock repurchase programs. As of October 29, 2017, approximately $52.2 million remains available for stock repurchases under the programs authorized in September 2016 and October 2017. The authorized programs have no time limit on their duration, but our Credit Agreement, Amended ABL Facility, and Notes apply certain limitations on our repurchase of shares of our Common Stock. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
In addition to the Common Stock repurchases, the Company also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock units, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
The Company canceled 4.0 million of the total shares repurchased during fiscal 2016 as well as 0.4 million shares repurchased in prior fiscal years that had been held in treasury stock, resulting in a $62.3 million decrease in both additional paid in capital and treasury stock during the fiscal year ended October 30, 2016. During the fiscal year ended October 29, 2017, the Company canceled 3.0 million of the total shares repurchased during fiscal 2017 as well as 0.4 million shares repurchased in the prior fiscal year that had been held in treasury stock, resulting in a $50.6 million decrease in both additional paid in capital and treasury stock. Changes in treasury stock, at cost, were as follows (in thousands):

	Number of Shares	Amount
Balance, November 2, 2014	239	$4,203
Purchases	208	3,320
Balance, November 1, 2015	447	$7,523
Purchases	4,590	64,015
Issuance of restricted stock	162	—
Retirements	(4,424)	(62,279)
Balance, October 30, 2016	775	$9,259
Purchases	2,958	43,603
Issuance of restricted stock	20	—
Retirements	(3,444)	(50,587)
Deferred compensation obligation	(18)	(135)
Balance, October 29, 2017	291	$2,140
19. EMPLOYEE BENEFIT PLANS
Defined Contribution Plan — We have a 401(k) profit sharing plan (the “Savings Plan”) that allows participation for all eligible employees. The Savings Plan allows us to match between 50% and 100% of the participant’s contributions up to 6% of a participant’s pre-tax deferrals, based on a calculation of the Company’s annual return-on-assets. Contributions expense for the fiscal years ended October 29, 2017, October 30, 2016 and November 1, 2015 was $6.1 million, $5.7 million and $5.1 million, respectively, for matching contributions to the Savings Plan.
Deferred Compensation Plan — We have an Amended and Restated Deferred Compensation Plan (as amended and restated, the “Deferred Compensation Plan”) that allows our officers and key employees to defer up to 80% of their annual salary and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
On February 26, 2016, the Company amended its Deferred Compensation Plan, with an effective date of January 31, 2016, to require that amounts deferred into the Company Stock Fund remain invested in the Company Stock Fund until distribution. In accordance with the terms of the Deferred Compensation Plan, the deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. The deferred compensation obligation related to the Company Stock Fund recorded within equity in additional paid-in capital on the consolidated balance sheet was $1.3 million and $1.4 million as of October 29, 2017 and October 30, 2016, respectively. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 291,128 shares in treasury shares, relating to deferred, vested awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.
As of October 29, 2017 and October 30, 2016, the liability balance of the Deferred Compensation Plan was $4.9 million and $3.8 million, respectively, and was included in accrued compensation and benefits on the consolidated balance sheets. We have not made any discretionary contributions to the Deferred Compensation Plan.
A rabbi trust is used to fund the Deferred Compensation Plan and an administrative committee manages the Deferred Compensation Plan and its assets. The investments in the rabbi trust were $6.5 million and $5.7 million as of October 29, 2017 and October 30, 2016, respectively. The rabbi trust investments include debt and equity securities as well as cash equivalents and are accounted for as trading securities.
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

Assumptions—Weighted average actuarial assumptions used to determine benefit obligations were as follows:

	October 29, 2017		October 30, 2016
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Discount rate	3.64%	3.40%	3.64%	3.25%
Weighted average actuarial assumptions used to determine net periodic benefit cost (income) were as follows:

	October 29, 2017		October 30, 2016
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Discount rate	3.64%	3.25%	4.18%	3.75%
Expected return on plan assets	6.18%	n/a	6.16%	n/a
Health care cost trend rate-initial	n/a	7.00%	n/a	9.00%
Health care cost trend rate-ultimate	n/a	5.00%	n/a	5.00%
The basis used to determine the overall expected long-term asset return assumption for the Defined Benefit Plans for fiscal 2016 was a 10-year forecast of expected return based on the target asset allocation for the plans. The weighted average expected return for the portfolio over the forecast period is 6.18%, net of investment related expenses, and taking into consideration historical experience, anticipated asset allocations, investment strategies and the views of various investment professionals.
The health care cost trend rate for the OPEB Plans was assumed at 6.5% beginning in fiscal 2018, 6.0% for years 2019 to 2024, 5.5% for years 2025 to 2035, 5.0% for years 2036 to 2051 and approximately 4.0% per year thereafter.
Funded status—The changes in the projected benefit obligation, plan assets and funded status, and the amounts recognized on our consolidated balance sheets were as follows (in thousands):

	October 29, 2017			October 30, 2016
Change in projected benefit obligation	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Accumulated benefit obligation	$56,378	$7,698	$64,076	$58,551	$8,347	$66,898
Projected benefit obligation – beginning of fiscal year	$58,551	$8,347	$66,898	$58,403	$7,590	$65,993
Interest cost	2,055	257	2,312	2,354	261	2,615
Service cost	97	36	133	137	34	171
Benefit payments	(3,681)	(546)	(4,227)	(3,708)	(450)	(4,158)
Plan amendments	275	—	275	—	—	—
Actuarial (gains) losses	(919)	(396)	(1,315)	1,365	912	2,277
Projected benefit obligation – end of fiscal year	$56,378	$7,698	$64,076	$58,551	$8,347	$66,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

	October 29, 2017			October 30, 2016
Change in plan assets	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Fair value of assets – beginning of fiscal year	$46,160	$—	$46,160	$47,295	$—	$47,295
Actual return on plan assets	5,022	—	5,022	883	—	883
Company contributions	2,044	546	2,590	1,690	450	2,140
Benefit payments	(3,681)	(546)	(4,227)	(3,708)	(450)	(4,158)
Fair value of assets – end of fiscal year	$49,545	$—	$49,545	$46,160	$—	$46,160

	October 29, 2017			October 30, 2016
Funded status	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Fair value of assets	$49,545	$—	$49,545	$46,160	$—	$46,160
Benefit obligation	56,378	7,698	64,076	58,551	8,347	66,898
Funded status	$(6,833)	$(7,698)	$(14,531)	$(12,391)	$(8,347)	$(20,738)
Benefit obligations in excess of fair value of assets of $14.5 million and $20.7 million as of October 29, 2017 and October 30, 2016, respectively, are included in other long-term liabilities on the consolidated balance sheets.
Plan assets—The investment policy is to maximize the expected return for an acceptable level of risk. Our expected long-term rate of return on plan assets is based on a target allocation of assets, which is based on our goal of earning the highest rate of return while maintaining risk at acceptable levels.
As of October 29, 2017 and October 30, 2016, the weighted average asset allocations by asset category for the Defined Benefit Plans were as follows (in thousands):

Investment type	October 29, 2017	October 30, 2016
Equity securities	58%	45%
Debt securities	35%	37%
Master limited partnerships	3%	4%
Cash and cash equivalents	1%	5%
Real estate	2%	5%
Other	1%	4%
Total	100%	100%
The principal investment objectives are to ensure the availability of funds to pay pension and postretirement benefits as they become due under a broad range of future economic scenarios, to maximize long-term investment return with an acceptable level of risk based on our pension and postretirement obligations, and to be sufficiently diversified across and within the capital markets to mitigate the risk of adverse or unexpected results from one security class will not have an unduly detrimental. Each asset class has broadly diversified characteristics. Decisions regarding investment policy are made with an understanding of the effect of asset allocation on funded status, future contributions and projected expenses.
The plans strive to have assets sufficiently diversified so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. We regularly review our actual asset allocation and the investments are periodically rebalanced to our target allocation when considered appropriate. We have set the target asset allocation for the RCC Pension Plan as follows: 45% US bonds, 17% large cap US equities, 13% foreign equity, 5% master limited partnerships, 2% commodity futures, 4% real estate investment trusts, 8% emerging markets and 6% small cap US equities. The CENTRIA Benefit Plans have a target asset allocation of approximately 50%-80% equities and 20%-50% fixed income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The fair values of the assets of the Defined Benefit Plans at October 29, 2017 and October 30, 2016, by asset category and by levels of fair value, as further defined in Note 14 — Fair Value of Financial Instruments and Fair Value Measurements were as follows (in thousands):

	October 29, 2017			October 30, 2016
Asset category	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$463	$—	$463	$2,186	$—	$2,186
Mutual funds:
Growth funds	7,262	—	7,262	5,705	—	5,705
Real estate funds	1,236	—	1,236	2,245	—	2,245
Commodity linked funds	544	—	544	1,780	—	1,780
Equity income funds	4,767	—	4,767	3,700	—	3,700
Index funds	2,763	110	2,873	2,156	54	2,210
International equity funds	260	1,726	1,986	225	1,271	1,496
Fixed income funds	1,723	1,739	3,462	1,577	2,095	3,672
Master limited partnerships	1,506	—	1,506	2,033	—	2,033
Government securities	—	6,400	6,400	—	5,955	5,955
Corporate bonds	—	7,301	7,301	—	7,315	7,315
Common/collective trusts	—	11,745	11,745	—	7,863	7,863
Total	$20,524	$29,021	$49,545	$21,607	$24,553	$46,160
Net periodic benefit cost (income)—The components of the net periodic benefit cost (income) were as follows (in thousands):

	October 29, 2017		October 30, 2016		November 1, 2015
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Interest cost	$2,055	$257	$2,354	$261	$2,382	$218
Service cost	97	36	137	34	115	22
Expected return on assets	(2,798)	—	(2,979)	—	(3,045)	—
Amortization of prior service credit	(9)	—	(9)	—	(9)	—
Amortization of net actuarial loss	1,374	—	1,170	—	1,443	—
Net periodic benefit cost (income)	$719	$293	$673	$295	$886	$240
The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit income are as follows (in thousands):

	October 29, 2017			October 30, 2016
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Unrecognized net actuarial loss (gain)	$11,468	$375	$11,843	$15,985	$771	$16,756
Unrecognized prior service credit	252	—	252	(33)	—	(33)
Total	$11,720	$375	$12,095	$15,952	$771	$16,723
Unrecognized actuarial losses (gains), net of income tax, of $(2.8) million and $1.9 million during fiscal 2017 and 2016, respectively, are included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The changes in plan assets and benefit obligation recognized in other comprehensive income are as follows (in thousands):

	October 29, 2017		October 30, 2016		November 1, 2015
	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans	Defined Benefit Plans	OPEB Plans
Net actuarial gain (loss)	$3,144	$396	$(3,443)	$(911)	$(834)	$140
Amortization of net actuarial loss	1,374	—	1,170	—	1,443	—
Amortization of prior service cost (credit)	(9)	—	(9)	—	(9)	—
New prior service cost	(276)	—	—	—	—	—
Total recognized in other comprehensive income (loss)	$4,233	$396	$(2,282)	$(911)	$600	$140
The estimated amortization for the next fiscal year for amounts reclassified from accumulated other comprehensive income into the consolidated income statement is as follows (in thousands):

	October 29, 2017
	Defined Benefit Plans	OPEB Plans	Total
Amortization of prior service credit	$123	$—	$123
Amortization of net actuarial loss	991	—	991
Total estimated amortization	$1,114	$—	$1,114
Actuarial gains and losses are amortized using the corridor method based on 10% of the greater of the projected benefit obligation or the market related value of assets over the average remaining service period of active employees.
We expect to contribute $2.6 million to the Defined Benefit Plans in fiscal 2018. We expect the following benefit payments to be made (in thousands):

Fiscal years ending	Defined Benefit Plans	OPEB Plans	Total
2018	$4,136	$784	$4,920
2019	4,124	785	4,909
2020	4,022	730	4,752
2021	3,991	652	4,643
2022	3,934	540	4,474
2023 - 2027	18,607	2,031	20,638
20. OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have three operating segments: engineered building systems; metal components; and metal coil coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials. The Metal Coil Coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The Metal Components segment products include metal roof and wall panels, doors, metal partitions, metal trim, insulated metal panels and other related accessories. The Engineered Building Systems segment includes the manufacturing of main frames, Long Bay® Systems and value-added engineering and drafting, which are typically not part of metal components or metal coil

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

coating products or services. The operating segments follow the same accounting policies used for our consolidated financial statements.
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
Corporate assets consist primarily of cash but also include deferred financing costs, deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts include interest income, interest expense and other (expense) income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Total sales:
Engineered Building Systems	$693,980	$672,235	$667,166
Metal Components	1,129,816	1,044,040	920,845
Metal Coil Coating	271,085	247,736	231,732
Intersegment sales	(324,603)	(279,083)	(256,050)
Total net sales	$1,770,278	$1,684,928	$1,563,693
External sales:
Engineered Building Systems	$659,863	$652,471	$647,881
Metal Components	998,279	925,863	815,310
Metal Coil Coating	112,136	106,594	100,502
Total net sales	$1,770,278	$1,684,928	$1,563,693
Operating income (loss):
Engineered Building Systems	$41,388	$62,046	$51,410
Metal Components	124,224	102,495	50,541
Metal Coil Coating	23,935	25,289	19,080
Corporate	(79,767)	(81,051)	(64,200)
Total operating income	$109,780	$108,779	$56,831
Unallocated other expense	(26,642)	(29,815)	(30,041)
Income before income taxes	$83,138	$78,964	$26,790
Depreciation and amortization:
Engineered Building Systems	$9,014	$9,767	$10,224
Metal Components	26,717	26,416	35,713
Metal Coil Coating	4,757	4,674	4,401
Corporate	830	1,067	1,054
Total depreciation and amortization expense	$41,318	$41,924	$51,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Capital expenditures:
Engineered Building Systems	$5,533	$7,571	$6,053
Metal Components	11,978	9,133	9,145
Metal Coil Coating	2,837	1,805	3,279
Corporate	1,726	2,515	2,206
Total capital expenditures	$22,074	$21,024	$20,683
Property, plant and equipment, net:
Engineered Building Systems	$46,620	$50,862	$51,196
Metal Components	132,985	141,282	152,346
Metal Coil Coating	37,739	39,678	42,558
Corporate	9,651	10,390	11,792
Total property, plant and equipment, net	$226,995	$242,212	$257,892
Total assets:
Engineered Building Systems	$232,089	$229,422	$218,646
Metal Components	657,729	654,534	654,762
Metal Coil Coating	82,897	87,194	81,456
Corporate	78,458	79,050	115,260
	$1,051,173	$1,050,200	$1,070,124
The following table represents summary financial data attributable to various geographic regions for the periods indicated (in thousands):

	Fiscal Year Ended
	October 29, 2017	October 30, 2016	November 1, 2015
Total sales:
United States of America	$1,666,645	$1,589,479	$1,469,495
Canada	73,090	61,781	72,567
China	8,923	6,733	2,734
Mexico	4,910	4,060	5,686
All other	16,710	22,875	13,211
Total net sales	$1,770,278	$1,684,928	$1,563,693
Long-lived assets:
United States of America	$493,203	$523,134	$562,443
Canada	8,180	9,247	90
China	448	170	309
Mexico	10,603	10,701	9,471
Total long-lived assets	$512,434	$543,252	$572,313
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

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
22. QUARTERLY RESULTS (Unaudited)
Shown below are selected unaudited quarterly data (in thousands, except per share data):

	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
FISCAL YEAR 2017
Sales	$391,703	$420,464		$469,385	$488,726
Gross profit	$83,951	$100,839		$114,969	$116,305
Net income	$2,039	$16,974		$18,221	$17,490
Net income allocated to participating securities	$(8)	$(115)		$(102)	$(78)
Net income applicable to common shares	$2,031	$16,859	(4)	$18,119	$17,412	(5)
Income per common share:(1)(2)
Basic	$0.03	$0.24		$0.26	$0.25
Diluted	$0.03	$0.24		$0.25	$0.25

FISCAL YEAR 2016
Sales	$370,014	$372,247		$462,353	$480,314
Gross profit	$89,716	$89,375		$127,951	$120,849
Net income	$5,892	$2,420		$23,715	$19,001
Net income allocated to participating securities	$(57)	$(23)		$(165)	$(105)
Net income applicable to common shares	$5,835	$2,397		$23,550	$18,896	(3)
Income per common share:(1)(2)
Basic	$0.08	$0.03		$0.32	$0.27
Diluted	$0.08	$0.03		$0.32	$0.27

(1)
The sum of the quarterly income per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter and for the full year based on the respective weighted average common shares outstanding.

(2)	Excludes net income allocated to participating securities. The participating securities are treated as a separate class in computing earnings per share (see Note 8 — Earnings per Common Share).

(3)	The fourth quarter of fiscal 2016 includes the correction of a prior period accounting error of $0.5 million ($0.8 million, before tax). See Note 6 — Goodwill and Other Intangible Assets.

(4)	The second quarter of fiscal 2017 includes the gain on insurance recovery of $5.9 million ($9.6 million before tax). See Note 2 — Summary of Significant Accounting Policies.

(5)	The fourth quarter of fiscal 2017 includes a non-cash goodwill impairment charge of $3.7 million ($6.0 million before tax). See Note 6 — Goodwill and Other Intangible Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCI BUILDING SYSTEMS, INC.

The quarterly income before income taxes were impacted by the following special income (expense) items:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2017
Goodwill impairment	$—	$—	$—	$(6,000)
Restructuring charges	(2,264)	(315)	(1,009)	(1,710)
Strategic development and acquisition related costs	(357)	(124)	(1,297)	(193)
(Loss) on sale of assets and asset recovery	—	(137)	—	—
Gain on insurance recovery	—	9,601	148	—
Unreimbursed business interruption costs	—	(191)	(235)	(28)
Total special charges in income before income taxes	$(2,621)	$8,834	$(2,393)	$(7,931)

FISCAL YEAR 2016
Restructuring charges	$(1,510)	$(1,149)	$(778)	$(815)
Strategic development and acquisition related costs	(681)	(579)	(819)	(590)
Gain (loss) on sale of assets and asset recovery	725	927	52	(62)
Gain from bargain purchase	1,864	—	—	—
Total special charges in income before income taxes	$398	$(801)	$(1,545)	$(1,467)
23. SUBSEQUENT EVENTS
On December 11, 2017, the CD&R funds completed a registered underwritten offering of 7,150,000.00 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Funds request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Funds. The total amount the Company spent on these repurchases was $22.3 million. Following the closing of the 2017 Stock Repurchase, the CD&R Funds own approximately 34.7%.
In addition to the shares the Company purchased in connection with the 2017 Secondary Offering, during fiscal 2018 through December 18, 2017, the Company has repurchased 1.5 million shares of its Common Stock for $24.4 million through open-market purchases under the authorized stock repurchase program. As of December 18, 2017, approximately $5.6 million remains available for stock repurchases under the program authorized in October 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of October 29, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Management’s report on internal control over financial reporting is included in Item 8 and is incorporated herein by reference.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2016, management identified and disclosed that the presence of control deficiencies within CENTRIA’s processes and gaps in the design of controls over the allocation of total contract consideration in multiple element revenue arrangements within the Engineered Building Systems segment rose to the level of material weaknesses in the Company’s internal control over financial reporting as of October 30, 2016 based on the criteria set forth by COSO in Internal Control - Integrated Framework (2013 framework).
CENTRIA control environment. The material weakness identified at CENTRIA specifically related to i) the lack of effective control procedures to support the preparation, analysis and review of certain significant account reconciliations required to assess the appropriateness of account balances at period end and ii) limitations in the ability of the accounting system to produce complete and accurate reports to support the timely performance of key controls and the analysis of changes, or lack thereof, in certain account balances. To remediate the material weakness described above, we implemented changes to the design of controls over the affected processes as follows:

•	Modified and strengthened accounting personnel structure at CENTRIA to bolster the execution and oversight of internal control policies and procedures

•	Completed supplemental training regarding the performance of key controls, including the retention of adequate supporting documentation for such controls

•	Implemented system enhancements to provide complete and accurate information in support of periodic control requirements and to reduce the reliance on manual processes
During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Design of internal controls over the allocation of total contract consideration for multiple element revenue arrangements within the Company’s engineered building systems segment. This material weakness resulted from gaps in the design of controls, including general IT and other IT-related controls, over the monitoring and review of the estimated selling price that was allocated to each separate unit of accounting for revenue arrangements within the Company’s engineered building systems segment. Although corporate finance management review controls were in place to address the risk of an improper allocation of total contract consideration to the multiple revenue elements, they were not designed and documented at a sufficient level of precision to mitigate the risk of a material error. To remediate the material weakness described above, we implemented changes to the design of controls over the affected processes as follows:

•	Modified, formalized, and implemented procedures and controls over allocation of total contract consideration for multiple element revenue arrangements

•	Completed supplemental training regarding the performance of key controls, including the retention of adequate supporting documentation for such controls

•	Implemented system enhancements to provide complete and accurate information in support of periodic control requirements and to reduce the reliance on manual processes

•	Enhanced finance management review controls over multiple element revenue arrangements
During the fourth quarter of fiscal 2017, we successfully completed the testing necessary to conclude that the material weakness has been remediated.
Except as noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended October 29, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The information under the captions “Election of Directors,” “Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board of Directors” and “Corporate Governance” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2018 is incorporated by reference herein.
Item 11. Executive Compensation.
The information under the captions “Compensation Discussion & Analysis,” “Compensation Committee Report” and “Executive Compensation” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2018 is incorporated by reference herein.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information under the caption “Outstanding Capital Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2018 is incorporated by reference herein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information under the captions “Board of Directors” and “Transactions with Related Persons” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2018 is incorporated by reference herein.
Item 14. Principal Accounting Fees and Services.
The information under the caption “Audit Committee and Auditors — Our Independent Registered Public Accounting Firm and Audit Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on February 28, 2018 is incorporated by reference herein.

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
3.6
Amended and Restated Certificate of Designations, Preferences and Rights of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Annex B to Schedule 14C dated June 15, 2012 and incorporated by reference herein)

3.7
Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company (filed as Exhibit 3.2 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.8
Certificate of Increase of Number of Shares of Series B Cumulative Convertible Participating Preferred Stock of the Company (filed as Exhibit 3.3 to NCI’s Current Report on Form 8-K dated October 26, 2009 and incorporated by reference herein)

3.9
Fifth Amended and Restated By-laws of NCI Building Systems, Inc., effective as of November 16, 2017 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated November 22, 2017 and incorporated by reference herein)

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

4.3
Amendment No. 1 to the Credit Agreement, dated as of June 24, 2013, among NCI Building Systems, Inc., as borrower, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent and the other financial institutions party thereto from time to time (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 24, 2013 and incorporated by reference herein)

4.4
Credit Agreement, dated as of June 22, 2012, among the Company, as Borrower, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent, and the lenders party thereto (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated June 22, 2012 and incorporated by reference herein)

4.5	Amendment No. 3 to Loan and Security Agreement, dated as of November 7, 2014 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)
4.6	Amendment No. 2 to Loan and Security Agreement, dated as of May 2, 2012 (filed as Exhibit 10.2 to NCI’s Current Report on Form 8-K dated May 2, 2012 and incorporated by reference herein)
4.7
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

4.13
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

4.15
Commitment Letter, dated as of November 7, 2014, from Credit Suisse AG, Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., UBS AG, Stamford Branch, UBS Securities LLC, Royal Bank of Canada and RBC Capital Markets (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated November 12, 2014 and incorporated by reference herein)

4.16
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

4.18
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

†10.10	Form of Restricted Stock Award Agreement for Key Employees (filed as Exhibit 10.3 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.11	Form of Restricted Stock Unit Agreement (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated December 7, 2006 and incorporated by reference herein)
†10.12	Form of Restricted Stock Award Agreement for Non-Employee Directors (filed as Exhibit 10.4 to NCI’s Current Report on Form 8-K dated October 23, 2006 and incorporated by reference herein)
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
†10.31
Employment Agreement, effective September 1, 2015, by and between NCI Building Systems, Inc. and Norman C. Chambers (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2015 and incorporated by reference herein)

†10.32
Transition and Separation Agreement, effective March 9, 2015, by and among NCI Group, Inc., NCI Building Systems, Inc. and Mark W. Dobbins (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2015 and incorporated by reference herein)

†10.33
Transition and Separation Agreement, effective March 9, 2015, by and among NCI Group, Inc., NCI Building Systems, Inc. and Bradley D. Robeson (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2015 and incorporated by reference herein)

†10.34
Conditional Offer of Employment, dated as of August 27, 2014, by NCI Group, Inc. to Katy Theroux (filed as Exhibit 10.35 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2015 and incorporated by reference herein)

†10.35
Conditional Offer of Employment, dated as of November 14, 2014, by NCI Group, Inc. to Don Riley (filed as Exhibit 10.36 to NCI’s Annual Report on Form 10-K for the fiscal ended November 1, 2015 and incorporated by reference herein)

†10.36
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Senior Executive Officers (December 2015 awards) (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.37
Form of Award Agreement for Restricted Stock Units and Performance Share Awards for Key Employees (December 2015 awards) (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.38
Form of Award Agreement for One-Time Grant of Performance Share Units to Donald R. Riley and John L. Kuzdal (December 2015) (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.39
General Form of Award Agreement for Equity Awards (December 2015) (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.40
Form of Award Agreement for Director Restricted Stock Units (December 2015) (filed as Exhibit 10.5 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.41
Form of Award Agreement for Director Stock Options (December 2015) (filed as Exhibit 10.6 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.42
NCI Building Systems, Inc. Deferred Compensation Plan (as amended and restated effective January 31, 2016) (filed as Exhibit 10.7 to NCI’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2016 and incorporated by reference herein)

†10.43
First Amendment to the NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, as amended and restated October 16, 2012, dated May 31, 2016 (filed as Exhibit 10.1 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.44
Amendment to Employment Agreement by and between NCI Building Systems, Inc. and Norman C. Chambers, dated June 15, 2016 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.45
Form of Employment Agreement between NCI Building Systems, Inc. and named executive officers (filed as Exhibit 10.3 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

†10.46
Form of Employment Agreement between NCI Building Systems, Inc. and executive officers (filed as Exhibit 10.4 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2016 and incorporated by reference herein)

10.47
Stock Repurchase Agreement among NCI Building Systems, Inc., Clayton, Dubilier & Rice Fund VIII, L.P. and CD&R Friends & Family Fund VIII, L.P., dated July 18, 2016 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K, dated July 20, 2016 and incorporated by reference herein)

†10.48
Form of Award Agreement for Equity Awards, applicable to Restricted Stock Units, Performance Share Units, Stock Options and Performance Cash and Share Awards (December 2016) (filed as Exhibit 10.1 to NCI’s Annual Report on Form 10-K for the fiscal year ended October 30, 2016 and incorporated by reference herein)

†10.49
Amended and Restated Employment Agreement by and between NCI Building Systems, Inc. and Donald R. Riley, dated June 1, 2017 (filed as Exhibit 10.2 to NCI’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2017 and incorporated by reference herein)

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

NCI BUILDING SYSTEMS, INC.
By:	/s/ Donald R. Riley
Donald R. Riley, Chief Executive Officer and President
Date: December 18, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated per Form 10-K.

Name	Title	Date
/s/ Donald R. Riley	Chief Executive Officer, President and Director (Principal Executive Officer)	December 18, 2017
Donald R. Riley
/s/ Mark E. Johnson	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 18, 2017
Mark E. Johnson
/s/ Bradley S. Little	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	December 18, 2017
Bradley S. Little
*	Executive Chairman of the Board	December 18, 2017
Norman C. Chambers
*	Director	December 18, 2017
Kathleen J. Affeldt
*	Director	December 18, 2017
George L. Ball
*	Director	December 18, 2017
James G. Berges
*	Director	December 18, 2017
Gary L. Forbes
*	Director	December 18, 2017
John J. Holland
*	Director	December 18, 2017
Lawrence J. Kremer
*	Director	December 18, 2017
George Martinez
*	Director	December 18, 2017
James S. Metcalf
*	Director	December 18, 2017
Nathan K. Sleeper
*	Director	December 18, 2017
William R. VanArsdale
*	Director	December 18, 2017
Jonathan L. Zrebiec

*By:	/s/ Donald R. Riley
Donald R. Riley, Attorney-in-Fact