Form 10-Q
period 2018-01-28
NCI BUILDING SYSTEMS INC
filed 2018-03-08
CIK 883902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 2018

or

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

Common Stock, $.01 par value - 66,142,248 shares as of February 27, 2018.

i

PART I — FINANCIAL INFORMATION
Item 1.  Unaudited Consolidated Financial Statements.
NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Sales	$421,349	$391,703
Cost of sales	329,432	307,752
Gross profit	91,917	83,951
Engineering, selling, general and administrative expenses	74,786	69,039
Intangible asset amortization	2,412	2,405
Strategic development and acquisition related costs	727	357
Restructuring and impairment charges	1,094	2,264
Income from operations	12,898	9,886
Interest income	33	5
Interest expense	(7,492)	(6,886)
Foreign exchange gain (loss)	471	(78)
Other income, net	457	387
Income before income taxes	6,367	3,314
Provision for income taxes	1,118	1,275
Net income	$5,249	$2,039
Net income allocated to participating securities	(38)	(8)
Net income applicable to common shares	$5,211	$2,031
Income per common share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03
Weighted average number of common shares outstanding:
Basic	66,434	70,875
Diluted	66,546	71,088

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Comprehensive income:
Net income	$5,249	$2,039
Other comprehensive income, net of tax:
Foreign exchange translation gains and other(1)	237	86
Other comprehensive income	237	86
Comprehensive income	$5,486	$2,125

(1)	Foreign exchange translation gains and other are presented net of taxes of $0 in both the three months ended January 28, 2018 and January 29, 2017.

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	January 28, 2018	October 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,420	$65,658
Restricted cash	180	136
Accounts receivable, net	169,059	199,897
Inventories, net	200,533	198,296
Income taxes receivable	1,244	3,617
Investments in debt and equity securities, at market	6,802	6,481
Prepaid expenses and other	33,761	31,359
Assets held for sale	10,601	5,582
Total current assets	434,600	511,026
Property, plant and equipment, net	220,465	226,995
Goodwill	148,291	148,291
Intangible assets, net	134,743	137,148
Deferred income taxes	2,679	2,544
Other assets, net	5,216	5,108
Total assets	$945,994	$1,031,112
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,000	$—
Note payable	—	440
Accounts payable	116,567	147,772
Accrued compensation and benefits	47,611	59,189
Accrued interest	1,383	6,414
Other accrued expenses	95,742	102,233
Total current liabilities	271,303	316,048
Long-term debt, net of deferred financing costs of $6,522 and $6,857 on January 28, 2018 and October 29, 2017, respectively	387,625	387,290
Deferred income taxes	2,620	4,297
Other long-term liabilities	18,141	18,230
Total long-term liabilities	408,386	409,817
Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 66,251,796 and 68,677,684 shares issued at January 28, 2018 and October 29, 2017, respectively; 66,142,107 and 68,386,556 shares outstanding at January 28, 2018 and October 29, 2017, respectively	663	687
Additional paid-in capital	519,224	562,277
Accumulated deficit	(244,148)	(248,046)
Accumulated other comprehensive loss, net	(7,294)	(7,531)
Treasury stock, at cost (109,689 and 291,128 shares at January 28, 2018 and October 29, 2017, respectively)	(2,140)	(2,140)
Total stockholders’ equity	266,305	305,247
Total liabilities and stockholders’ equity	$945,994	$1,031,112

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Cash flows from operating activities:
Net income	$5,249	$2,039
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,358	10,315
Amortization of deferred financing costs	435	477
Share-based compensation expense	5,870	3,042
(Gains) losses on assets, net	(320)	125
Provision for doubtful accounts	(20)	1,586
Provision for deferred income taxes	(1,676)	26
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	30,858	19,181
Inventories	(2,237)	(4,932)
Income taxes	2,373	(6,777)
Prepaid expenses and other	(2,567)	2,157
Accounts payable	(31,205)	(30,199)
Accrued expenses	(23,183)	(27,240)
Other, net	(515)	(163)
Net cash used in operating activities	(6,580)	(30,363)
Cash flows from investing activities:
Capital expenditures	(8,109)	(4,120)
Proceeds from sale of property, plant and equipment	2,249	—
Net cash used in investing activities	(5,860)	(4,120)
Cash flows from financing activities:
(Deposit) refund of restricted cash	(44)	117
Proceeds from stock options exercised	1,040	1,019
Proceeds from Amended ABL facility	43,000	30,000
Payments on Amended ABL facility	(33,000)	(30,000)
Payments on term loan	—	(10,000)
Payments on note payable	(441)	(431)
Payments of financing costs	(275)	—
Payments related to tax withholding for share-based compensation	(4,610)	(2,389)
Purchases of treasury stock	(46,705)	(3,533)
Net cash used in financing activities	(41,035)	(15,217)
Effect of exchange rate changes on cash and cash equivalents	237	86
Net decrease in cash and cash equivalents	(53,238)	(49,614)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$12,420	$15,789

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

			Additional	Retained	Accumulated Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	(Deficit)	(Loss) Income	Shares	Amount	Equity
Balance, October 29, 2017	68,677,684	$687	$562,277	$(248,046)	$(7,531)	(291,128)	$(2,140)	$305,247
Treasury stock purchases	—	—	—	—	—	(2,916,930)	(51,315)	(51,315)
Retirement of treasury shares	(2,916,930)	(29)	(51,286)	—	—	2,916,930	51,315	—
Issuance of restricted stock	397,406	4	(4)	—	—	181,439	—	—
Stock options exercised	93,636	1	1,039	—	—	—	—	1,040
Foreign exchange translation gain and other, net of taxes	—	—	(23)	—	237	—	—	214
Share-based compensation	—	—	5,870	—	—	—	—	5,870
Cumulative effect of accounting change	—	—	1,351	(1,351)	—	—	—	—
Net income	—	—	—	5,249	—	—	—	5,249
Balance, January 28, 2018	66,251,796	$663	$519,224	$(244,148)	$(7,294)	(109,689)	$(2,140)	$266,305

See accompanying notes to consolidated financial statements.

NCI BUILDING SYSTEMS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2018
(Unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements for NCI Building Systems, Inc. (together with its subsidiaries, unless otherwise indicated, the “Company,” “NCI,” “we,” “us” or “our”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements included herein contain all adjustments, which consist of normal recurring adjustments, necessary to fairly present our financial position, results of operations and cash flows for the periods indicated. Operating results for the fiscal three month period ended January 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending October 28, 2018. Our sales and earnings are subject to both seasonal and cyclical trends and are influenced by general economic conditions, interest rates, the price of steel relative to other building materials, the level of nonresidential construction activity, roof repair and retrofit demand and the availability and cost of financing for construction projects.
For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2017 filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2017.
Reporting Periods
We use a four-four-five week calendar each quarter with our fiscal year end being on the Sunday closest to October 31. The year end for fiscal 2018 is October 28, 2018.
Change in Operating Segments
On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 starting with the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.
As of the first quarter, the Company began reporting results under four reportable segments: Engineered Building Systems; Metal Components; Insulated Metal Panels; and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had also been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, will now be reported within the Metal Coil Coating segment. The Company began reporting its financial results under the new reportable segments with the filing of this Form 10-Q for the quarter ending January 28, 2018.
NOTE 2 — ACCOUNTING PRONOUNCEMENTS
Adopted Accounting Pronouncements
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory that has historically been measured using first-in, first-out (FIFO) or average cost method should now be measured at the lower of cost and net realizable value. We adopted this guidance in our first quarter in fiscal 2018 on a prospective basis. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires all deferred tax assets and liabilities to be presented on the balance sheet as noncurrent. The requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by this update. We adopted ASU 2015-17 in our first quarter in fiscal 2018 on a retrospective basis. As a result deferred tax assets of $20.1 million that were presented on our October 29, 2017 consolidated balance sheet have been reclassified to non-current deferred tax liabilities and the remaining $2.5 million deferred tax assets have been reclassified to non-current deferred tax assets to be consistent with the current year classification.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies certain aspects of the accounting for share-based payment transactions, including income tax effects, forfeitures, minimum statutory tax withholding requirements, classification as either equity or liability, and classification on the statement of cash flows. We adopted ASU 2016-09 in our first quarter in fiscal 2018. ASU 2016-09 requires all excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the income statement, thus eliminating additional paid-in capital pools. The Company applied the new standard guidance prospectively to all excess tax benefits and tax deficiencies resulting from settlements after October 29, 2017. The standard also requires a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company recognized a cumulative effect adjustment of $1.4 million to increase retained earnings on a modified retrospective basis as of October 29, 2017 and has elected to account for forfeitures when they occur on a prospective basis. The standard requires that excess tax benefits should be classified along with other income tax cash flows as an operating activity on the statement of cash flows, which differs from the Company’s historical classification of the excess tax benefits as cash inflows from financing activities. The Company elected to apply this provision using the retrospective transition method and reclassified $1.5 million of excess tax benefits from financing activities to operating activities on the statement of cash flows for the fiscal three months ended January 29, 2017. Additionally, the standard requires cash paid by an employer when directly withholding shares for tax withholding purposes to be classified in the statement of cash flows as a financing activity. Payments for shares withheld for tax withholding purposes of $4.6 million and $2.4 million are classified on the consolidated statements of cash flows for the three months ended January 28, 2018 and January 29, 2017, respectively.
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. During 2016, the FASB also issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing; ASU 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting; and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients; and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (collectively, the “new revenue standard”), all of which were issued to improve and clarify the guidance in ASU 2014-09. These ASUs are effective for our fiscal year ending November 3, 2019, including interim periods within that fiscal year, using either a full or modified retrospective approach. To adopt the new revenue standard, we anticipate applying the modified retrospective approach, pursuant to which we will record an adjustment to the opening balance of accumulated deficit as of October 29, 2017 (the first day of our fiscal year ending November 3, 2019) for the impact of applying the new revenue standard to all contracts existing as of the date of application. At this time, our assessment is not yet complete and therefore we are unable to quantify the potential impacts to our consolidated financial statements; however, we do anticipate the adoption will have a material impact on our financial statement disclosures.
 In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to record most leases on the balance sheet and modifies the classification criteria and accounting for sales-type leases and direct financing leases for lessors. ASU 2016-02 is effective for our fiscal year ending November 1, 2020, including interim periods within that fiscal year. The guidance requires entities to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. While we are evaluating the impact that the adoption of this guidance will have on our consolidated financial statements, we currently believe that most of our operating leases will be reflected on the consolidated balance sheet upon adoption.
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
In March 2017, the FASB issued ASU 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the requirements related to the income statement presentation of the components of net periodic benefit cost for employer sponsored defined benefit pension and other postretirement benefit plans. Under the new guidance, an entity must disaggregate and present the service cost component of net periodic benefit cost in the same income statement line items as other employee compensation costs arising from services rendered during the period, and only the service cost component will be eligible for capitalization. Other components of net periodic benefit cost will be presented separately from the line items that include the service cost. We will be required to adopt this guidance in the annual and interim periods for our fiscal year ending November 3, 2019, with early adoption permitted. Entities must use a retrospective transition method to adopt the requirement for separate presentation of the income statement service cost and other components, and a prospective transition method to adopt the requirement to limit the capitalization of benefit cost to the service component. We are evaluating the impact of adopting this guidance.
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
NOTE 3 —RESTRUCTURING
As part of the plans developed in the fourth quarter of fiscal 2015 primarily to improve ESG&A and manufacturing cost efficiency and to optimize our combined manufacturing footprint given the Company’s acquisitions, dispositions and restructuring efforts, we incurred restructuring charges of $1.1 million, including $1.2 million and $1.3 million in the Engineered Building Systems segment and Insulated Metal Panels segment, respectively, partially offset by a gain of $1.4 million on a sale of a facility in our Metal Components segment during the three months ended January 28, 2018. During the three months ended January 29, 2017, we incurred restructuring charges of $2.3 million, including $1.9 million, $0.3 million, and $0.1 million in the Engineered Building Systems, Metal Components, and Corporate segments, respectively.
The following table summarizes the costs and charges associated with the restructuring plans during the three months ended January 28, 2018, which are recorded in restructuring and impairment charges in the Company’s consolidated statements of operations (in thousands):

	Fiscal Three Months Ended	Cost Incurred To Date (since inception)
	January 28, 2018
General severance	$1,316	$10,278
Plant closing severance	—	3,279
Asset impairments	1,100	7,069
Gain on sale of facility	(1,424)	(1,424)
Other restructuring costs	102	1,415
Total restructuring costs	$1,094	$20,617

The following table summarizes our severance liability and cash payments made pursuant to the restructuring plans from inception through January 28, 2018 (in thousands):

	General Severance	Plant Closing Severance	Total
Balance at November 2, 2014	$—	$—	$—
Costs incurred	3,887	1,575	5,462
Cash payments	(2,941)	(1,575)	(4,516)
Accrued severance(1)	739	—	739
Balance at November 1, 2015	$1,685	$—	$1,685
Costs incurred(1)	2,725	165	2,890
Cash payments	(3,928)	(165)	(4,093)
Balance at October 30, 2016	$482	$—	$482
Costs incurred	2,350	1,539	3,889
Cash payments	(2,549)	(1,539)	(4,088)
Balance at October 29, 2017	$283	$—	$283
Costs incurred	1,316	—	1,316
Cash payments	(1,410)	—	(1,410)
Balance at January 28, 2018	$189	$—	$189

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

We expect to fully execute our plans in phases over the next 15 months and estimate that we will incur future additional restructuring charges associated with these plans. We are unable at this time to make a good faith determination of cost estimates, or ranges of cost estimates, associated with future phases of these plans.
NOTE 4 — INVENTORIES
The components of inventory are as follows (in thousands):

	January 28, 2018	October 29, 2017
Raw materials	$146,813	$150,919
Work in process and finished goods	53,720	47,377
	$200,533	$198,296

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
In determining the fair value of the assets less cost to sell, we consider factors including current sales prices for comparable assets in the area, recent market analysis studies, appraisals and any recent legitimate offers. If the estimated fair value less cost to sell of an asset is less than its current carrying value, the asset is written down to its estimated fair value less cost to sell. During the three months ended January 28, 2018, we reclassified $5.0 million from property, plant and equipment to assets held for sale for idled facilities in our Insulated Metal Panels segment that met the held for sale criteria. We recorded an impairment of $1.1 million on this property based on its appraised value, less estimated cost to sell. The total carrying value of assets held for sale was $10.6 million and $5.6 million as of January 28, 2018 and October 29, 2017, respectively. All of these assets continued to be actively marketed for sale or are under contract as of January 28, 2018.
Due to uncertainties in the estimation process, it is reasonably possible that actual results could differ from the estimates used in our historical analysis. Our assumptions about property sales prices require significant judgment because the current market is highly sensitive to changes in economic conditions. We determined the estimated fair values of assets held for sale based on current market conditions and assumptions made by management, which may differ from actual results and may result in impairments if market conditions deteriorate. Certain assets held for sale are valued at fair value and are measured at fair value on a nonrecurring basis. Assets held for sale are reported at fair value, if, on an individual basis, the fair value of the asset is less than carrying value. The fair value of assets held for sale is estimated using Level 3 inputs, such as broker quotes for like-kind assets or other market indications of a potential selling value that approximates fair value. Assets held for sale, reported at fair value, less costs to sell, totaled $5.5 million as of January 28, 2018.
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
As of January 28, 2018, and for all periods presented, our share-based awards under this plan have consisted of restricted stock grants, PSUs and stock option grants, none of which can be settled through cash payments, and Performance Share Awards. Both our stock options and restricted stock awards are subject only to vesting requirements based on continued employment at the end of a specified time period and typically vest in annual increments over three to four years or earlier upon death, disability or a change of control. Restricted stock awards issued after December 15, 2013 do not vest upon attainment of a specified retirement age, as provided by the agreements governing such awards. The vesting of our Performance Share Awards is described below.
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
We adopted the provisions of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in our first quarter in fiscal 2018. For additional information see Note 2 - Accounting Pronouncements.
Stock option awards
During the three month period ended January 29, 2017, we granted 10,424 stock options. The grant date fair value of options granted during the three month period ended January 29, 2017 was $6.59 per share. We did not grant stock options during the three month period ended January 28, 2018.
There were 0.1 million options with an intrinsic value of $0.6 million exercised during the three month period ended January 28, 2018. Cash received from options exercised was $1.0 million during the three month period ended January 28, 2018.
Restricted stock and performance awards
Long-term incentive awards granted to our senior executives generally have a three-year performance period. Long-term incentive awards include restricted stock units and PSUs representing 40% and 60% of the total value, respectively. The restricted stock units vest upon continued employment. Vesting of the PSUs is contingent upon continued employment and the achievement of targets with respect to the following metrics, as defined by management: (1) cumulative free cash flow (weighted 40%); (2) cumulative earnings per share (weighted 40%); and (3) total shareholder return (weighted 20%), in each case during the performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 200% of target amounts. The PSUs vest pro rata if an executive’s employment terminates prior to the end of the performance period due to death, disability, or termination by the Company without cause or by the executive for good reason. If an executive’s employment terminates for any other reason prior to the end of the performance period, all outstanding unvested PSUs, whether earned or unearned, will be forfeited and cancelled. If a change of control occurs prior to the end of the performance period, the PSU payout will be calculated and paid assuming that the maximum benefit had been achieved. If an executive’s employment terminates due to death or disability while any of the restricted stock is unvested, then all of the unvested restricted stock will become vested. If an executive’s employment is terminated by the Company without cause or after reaching normal retirement age, the unvested restricted stock will be forfeited. If a change of control occurs prior to the end of the performance period, the restricted stock will fully vest. The fair value of the awards is based on the Company’s stock price as of the date of grant. During the three month periods ended January 28, 2018 and January 29, 2017, we granted PSUs with a total fair value of approximately $4.5 million and $4.6 million, respectively, to the Company’s senior executives.
Long-term incentive awards granted to our key employees generally have a three-year performance period. Long-term incentive awards are granted 50% in restricted stock units and 50% in PSUs. Vesting of PSUs is contingent upon continued employment and the achievement of free cash flow and earnings per share targets, as defined by management, over a three-year performance period. At the end of the performance period, the number of actual shares to be awarded varies between 0% and 150% of target amounts. The PSUs vest earlier upon death, disability or a change of control. A portion of the awards also vests upon termination without cause or after reaching normal retirement age prior to the vesting date, as defined by the agreements governing such awards. The fair value of PSUs is based on the Company’s stock price as of the date of grant. During the three month periods ended January 28, 2018 and January 29, 2017, we granted awards to key employees with equity fair values of $2.1 million and $2.0 million, respectively, and during the three month period ended January 29, 2017 we granted awards to key employees with cash values of $2.0 million, respectively. We did not grant awards with cash value to key employees during the three month period ended January 28, 2018.
On December 15, 2017, the performance period ended for certain PSUs granted to senior executives and key employees in December 2014. The PSUs vested at 69.4%, and resulted in the issuance of 0.1 million shares, net of shares withheld for taxes.
During the three month periods ended January 28, 2018 and January 29, 2017, we granted time-based restricted stock units with a fair value of $6.7 million, representing 0.3 million shares, and $3.8 million, representing 0.2 million shares, respectively.
During the three month periods ended January 28, 2018 and January 29, 2017, we recorded share-based compensation expense for all awards of $5.9 million and $3.0 million, respectively. Included in the share-based compensation expense during the three month period ended January 28, 2018 were accelerated awards of $3.6 million due to the retirement of the Company’s former CEO.
Deferred Compensation
In accordance with the Company’s Deferred Compensation Plan, amounts deferred into the Company Stock Fund must remain invested in the Company Stock Fund until distribution. The deferred compensation obligation related to the Company’s stock may only be settled by the delivery of a fixed number of the Company’s common shares held on the participant’s behalf. As a result, we have a deferred compensation obligation of $1.2 million related to the Company Stock Fund that is recorded within equity in additional paid-in capital on the consolidated balance sheet as of January 28, 2018. Subsequent changes in the fair value of the deferred compensation obligation classified within equity are not recognized. Additionally, the Company currently holds 109,689 shares in treasury shares, relating to deferred, vested PSU awards, until participants are eligible to receive benefits under the terms of the Deferred Compensation Plan.

NOTE 7 — EARNINGS PER COMMON SHARE
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

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Numerator for Basic and Diluted Earnings Per Common Share:
Net income applicable to common shares	$5,211	$2,031
Denominator for Basic and Diluted Earnings Per Common Share:
Weighted average basic number of common shares outstanding	66,434	70,875
Common stock equivalents:
Employee stock options	71	135
PSUs and Performance Share Awards	41	78
Weighted average diluted number of common shares outstanding	66,546	71,088

Basic earnings per common share	$0.08	$0.03
Diluted earnings per common share	$0.08	$0.03

Incentive Plan securities excluded from dilution(1)	1	2

(1)	Represents securities not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.
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
The following table represents the rollforward of our accrued warranty obligation and deferred warranty revenue activity for the fiscal three months ended January 28, 2018 and January 29, 2017 (in thousands):

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Beginning balance	$27,016	$27,200
Warranties sold	747	606
Revenue recognized	(724)	(772)
Ending balance	$27,039	$27,034

NOTE 9 — DEFINED BENEFIT PLANS
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
We refer to the RCC Pension Plan and the CENTRIA Benefit Plans collectively as the “Defined Benefit Plans” in this Note.
The following table sets forth the components of the net periodic benefit cost, before tax, and funding contributions, for the periods indicated (in thousands):

	Fiscal Three Months Ended January 28, 2018			Fiscal Three Months Ended January 29, 2017
	Defined Benefit Plans	OPEB Plans	Total	Defined Benefit Plans	OPEB Plans	Total
Service cost	$22	$7	$29	$24	$9	$33
Interest cost	494	62	556	513	64	577
Expected return on assets	(729)	—	(729)	(700)	—	(700)
Amortization of prior service credit	15	—	15	(2)	—	(2)
Amortization of net actuarial loss	248	—	248	344	—	344
Net periodic benefit cost	$50	$69	$119	$179	$73	$252

Funding contributions	$271	$—	$271	$234	$—	$234
We expect to contribute an additional $2.3 million to the Defined Benefit Plans for the remainder of fiscal 2018. Our policy is to fund the CENTRIA Benefit Plans as required by minimum funding standards of the Internal Revenue Code. The contributions to the OPEB Plans by retirees vary from none to 25% of the total premiums paid.

NOTE 10 — LONG-TERM DEBT AND NOTE PAYABLE
Debt is comprised of the following (in thousands):

	January 28, 2018	October 29, 2017
Credit Agreement, due June 2022, as amended (variable interest, at 4.62% and 4.24% on January 28, 2018 and October 29, 2017, respectively)	$144,147	$144,147
8.25% senior notes, due January 2023	250,000	250,000
Amended Asset-Based lending facility, due June 2019 (variable interest, at our option as described below)	10,000	—
Less: unamortized deferred financing costs(1)	6,522	6,857
Total long-term debt, net of deferred financing costs	397,625	387,290
Less: current portion of long-term debt	10,000	—
Total long-term debt, less current portion	$387,625	$387,290
`

(1)
Includes the unamortized deferred financing costs associated with the Notes and Credit Agreement. The unamortized deferred financing costs associated with the Amended ABL Facility of $0.6 million and $0.7 million as of January 28, 2018 and October 29, 2017, respectively, are classified in other assets on the consolidated balance sheets.

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
Pursuant to the Amendment, the New Term Loans bear interest at a floating rate measured by reference to, at the Company’s option, either (i) an adjusted LIBOR not less than 1.00% plus a borrowing margin of 3.00% per annum or (ii) an alternative base rate plus a borrowing margin of 2.00% per annum. At January 28, 2018, the interest rate on the Term Loans was 4.62%.

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
During the three month periods ended January 29, 2017, the Company made a voluntary prepayments of $10.0 million, respectively, on the outstanding principal amount of the Term Loan. We are not required to make any quarterly installment payments until June 24, 2019.
Amended ABL Facility
The Company’s Asset-Based Lending Facility, dated as of May 2, 2012, (“Amended ABL Facility”) provides for revolving loans of up to $150.0 million (subject to a borrowing base) and letters of credit of up to $30.0 million. Borrowing availability under the Amended ABL Facility is determined by a monthly borrowing base collateral calculation that is based on specified percentages of the value of qualified cash, eligible inventory and eligible accounts receivable, less certain reserves and subject to certain other adjustments. At January 28, 2018 and October 29, 2017, the Company’s excess availability under the Amended ABL Facility was $129.7 million and $140.0 million, respectively. At January 28, 2018, the Company had $10.0 million of revolving loans outstanding under the Amended ABL Facility and at October 29, 2017, the Company had no revolving loans outstanding under the Amended ABL Facility. In addition, at January 28, 2018 and October 29, 2017, standby letters of credit related to certain insurance policies totaling approximately $10.0 million and $10.0 million, respectively, were outstanding but undrawn under the Amended ABL Facility. The Amended ABL Facility will mature on June 24, 2019.
The Amended ABL Facility includes a minimum fixed charge coverage ratio of 1.00:1.00, which will apply if we fail to maintain a specified minimum borrowing capacity. The minimum level of borrowing capacity as of January 28, 2018 and October 29, 2017 was $19.5 million and $21.0 million, respectively, and as such, the Amended ABL Facility did not require any financial covenant compliance at January 28, 2018 and October 29, 2017.
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
For additional information on the Notes, Credit Agreement and the Amended ABL Facility, including guarantees and security, see our Annual Report on Form 10-K for the fiscal year ended October 29, 2017.
Debt Redemption and Refinancing
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement, the proceeds of which, together, was used to redeem the Notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility. For additional information, see Note 17 — Subsequent Events.
Debt Covenants
The Company’s outstanding debt agreements contain a number of covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness, dispose of assets, make acquisitions and engage in mergers. As of January 28, 2018, the Company was in compliance with all covenants that were in effect on such date.
Insurance Note Payable
As of October 29, 2017, the Company had an outstanding note payable in the amount of $0.4 million, respectively, related to financed insurance premiums. Insurance premium financings are generally secured by the unearned premiums under such policies.

NOTE 11 — CD&R FUNDS
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
On December 11, 2017, the CD&R Funds completed a registered underwritten offering of 7,150,000 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Funds request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Funds. The total amount the Company spent on these repurchases was $22.3 million.
As of January 28, 2018, and October 29, 2017, the CD&R Funds owned approximately 34.5% and 43.8%, respectively, of the outstanding shares of our common stock.
NOTE 12 — STOCK REPURCHASE PROGRAM
On September 8, 2016, the Company announced that its board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017, the Company announced that its board of directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that it deems appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the programs.
During the three months ended January 28, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering (see Note 11 — CD&R Funds). As of January 28, 2018, approximately $5.6 million remained available for stock repurchases, all available under the program announced on October 10, 2017. The timing and method of any repurchases, which will depend on a variety of factors, including market conditions, are subject to results of operations, financial conditions, cash requirements and other factors, and may be suspended or discontinued at any time.
The Company canceled the 2.7 million shares repurchased under the stock repurchase programs during the three months ended January 28, 2018, resulting in a $46.7 million decrease in both additional paid in capital and treasury stock during the quarter.
In addition to the common stock repurchased during the three months ended January 28, 2018, the Company also withheld 0.2 million shares of stock to satisfy minimum tax withholding obligations arising in connection with the vesting of stock awards, which are included in treasury stock purchases in the consolidated statements of stockholders’ equity.
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, restricted cash, trade accounts receivable, accounts payable and notes payable approximate fair value as of January 28, 2018 and October 29, 2017, respectively, because of their relatively short maturities. The carrying amount of revolving loans outstanding under the Amended ABL Facility approximates fair value as the interest rates are variable and reflective of market rates. The fair values of the remaining financial instruments not currently recognized at fair value on our consolidated balance sheets at the respective fiscal period ends were (in thousands):

	January 28, 2018		October 29, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit Agreement, due June 2022	$144,147	$144,147	$144,147	$144,147
8.25% senior notes, due January 2023	250,000	266,250	250,000	267,500
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
The following is a description of the valuation methodologies used for assets and liabilities measured at fair value. There have been no changes in the methodologies used as of January 28, 2018 and October 29, 2017.
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
The following tables summarize information regarding our financial assets and liabilities that are measured at fair value on a recurring basis as of January 28, 2018 and October 29, 2017, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	January 28, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,021	$—	$—	$1,021
Mutual funds – Growth	1,056	—	—	1,056
Mutual funds – Blend	2,179	—	—	2,179
Mutual funds – Foreign blend	1,006	—	—	1,006
Mutual funds – Fixed income	—	1,540	—	1,540
Total short-term investments in deferred compensation plan	5,262	1,540	—	6,802
Total assets	$5,262	$1,540	$—	$6,802

Liabilities:
Deferred compensation plan liability	$—	$5,633	$—	$5,633
Total liabilities	$—	$5,633	$—	$5,633

	October 29, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments in deferred compensation plan:(1)
Money market	$1,114	$—	$—	$1,114
Mutual funds – Growth	958	—	—	958
Mutual funds – Blend	1,948	—	—	1,948
Mutual funds – Foreign blend	915	—	—	915
Mutual funds – Fixed income	—	1,546	—	1,546
Total short-term investments in deferred compensation plan	4,935	1,546	—	6,481
Total assets	$4,935	$1,546	$—	$6,481

Liabilities:
Deferred compensation plan liability	$—	$4,923	$—	$4,923
Total liabilities	$—	$4,923	$—	$4,923

(1)
Unrealized holding gain (loss) for the three months ended January 28, 2018 and January 29, 2017 was $0.3 million and $(0.5) million, respectively. These unrealized holding gains (losses) were substantially offset by changes in the deferred compensation plan liability.

NOTE 14 — INCOME TAXES
The reconciliation of income tax computed at the statutory tax rate to the effective income tax rate is as follows:

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Statutory federal income tax rate	23.3%	35.0%
State income taxes	3.3%	4.1%
Domestic production activities deduction	(1.5)%	(3.3)%
Non-deductible expenses	0.7%	1.4%
Tax credits	(0.6)%	(1.1)%
China valuation allowance	0.2%	1.9%
Revaluation of U.S. deferred income tax due to statutory rate reduction	(16.4)%	—%
One-time repatriation tax on foreign earnings	11.3%	—%
Other	(2.7)%	0.5%
Effective tax rate	17.6%	38.5%
The decrease in the effective tax rate was primarily the result of the impact of the Tax Cuts and Jobs Act (“U.S. Tax Reform”) which was enacted by the United States on December 22, 2017. U.S. Tax Reform incorporates significant changes to U.S. corporate income tax laws including, among other things, a reduction in the statutory corporate income tax rate from 35% to 21%, an exemption for dividends received from certain foreign subsidiaries, a one-time repatriation tax on deemed repatriated earnings from foreign subsidiaries, immediate expensing of certain depreciable tangible assets, limitations on the deduction for net interest expense and certain executive compensation and the repeal of the Domestic Production Activities Deduction. The majority of these changes will be effective for the Company’s fiscal year beginning October 29, 2018. However, the corporate income tax rate reduction is effective December 22, 2017. As such, the Company’s statutory federal corporate income tax rate for the fiscal year ending October 28, 2018 will be 23.3%. In addition, the one-time repatriation tax will be recognized by the Company for the tax year ending October 28, 2018.
Under ASC Topic 740, Income Taxes ("ASC 740"), a company is generally required to recognize the effect of changes in tax laws in its financial statements in the period in which the legislation is enacted. U.S. income tax laws are deemed to be effective on the date the president signs tax legislation. The President signed the U.S. Tax Reform legislation on December 22, 2017. As such, the Company is required to recognize the related impacts to the financial statements in the quarter ended January 28, 2018. In acknowledgment of the substantial changes incorporated in the U.S. Tax Reform, in conjunction with the timing of the enactment being just weeks before the majority of the provisions became effective, the SEC staff issued Staff Accounting Bulletin ("SAB")

118 to provide certain guidance in determining the accounting for income tax effects of the legislation in the accounting period of enactment as well as provide a measurement period within which to finalize and reflect such final effects associated with U.S. Tax Reform. Further, SAB 118 summarizes a three-step approach to be applied each reporting period within the overall measurement period: (1) amounts should be reflected in the period including the date of enactment for those items which are deemed to be complete, (2) to the extent the effects of certain changes due to U.S. Tax Reform for which the accounting is not deemed complete but for which a reasonable estimate can be determined, such provisional amount(s) should be reflected in the period so determined and adjusted in subsequent periods as such effects are finalized and (3) to the extent a reasonable estimate cannot be determined for a specific effect of the tax law change associated with U.S. Tax Reform, no provisional amount should be recorded but rather, continue to apply ASC 740 based upon the tax law in effect prior to the enactment of U.S. Tax Reform. Such measurement period is deemed to end when all necessary information has been obtained, prepared and analyzed such that a final accounting determination can be concluded, but in no event should the period extend beyond one year.
In consideration of this guidance, the Company has obtained, prepared and analyzed various information associated with the enactment of U.S. Tax Reform. Based upon this review, the Company has recognized a discrete estimated net income tax benefit with respect to U.S Tax Reform for the first quarter of fiscal 2018 of $0.3 million. This net income tax benefit reflects a $1.0 million net estimated income tax benefit associated with the remeasurement of the Company’s net U.S. deferred tax liability, partiality offset with a $0.7 million estimated income tax expense associated with the impact of the deemed repatriated earnings from the Company’s foreign subsidiaries, including the one-time repatriation tax of $2.1 million. Due to the Company’s fiscal year-end of October 28, 2018 and the timing of the various technical provisions provided for under U.S. Tax Reform, the financial statement impacts recorded in the first quarter of fiscal 2018 relating to U.S. Tax Reform are not deemed to be complete but rather are deemed to be reasonable, provisional estimates based upon the current available information. As such, the Company will update and finalize the accounting for the tax effect of the enactment of U.S. Tax Reform in future quarters in accordance with the guidance as outlined in SAB 118, as deemed necessary.
NOTE 15 — OPERATING SEGMENTS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 for the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources. We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation.
We have four operating segments: Engineered Building Systems; Metal Components; Insulated Metal Panels; and Metal Coil Coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Products of our operating segments use similar basic raw materials enabling us to leverage our supply chain. The Metal Coil Coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The Metal Components segment products include metal roof and wall panels, doors, metal partitions, metal trim, and other related accessories. The Insulated Metal Panels segment produces panels consisting of rigid foam encased between two sheets of coated metal in a variety of modules, lengths and reveal combinations which are used in architectural, commercial, industrial and cold storage market applications. The Engineered Building Systems segment manufactures custom designed and engineered products such as structural frames, Long Bay® Systems, metal roofing and wall systems, and the related value-added engineering and drafting, to provide customers a complete building envelope solution. The operating segments follow the same accounting policies used for our consolidated financial statements.
We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of (i) hot-rolled, light gauge painted and slit material and other services provided by the Metal Coil Coating segment to the Engineered Building Systems, Metal Components and Insulated Metal Panels segments; (ii) building components provided by the Metal Components and Insulated Metal Panels segment to the Engineered Building Systems segment; and (iii) structural framing provided by the Engineered Building Systems segment to the Metal Components segment.
Corporate assets consist primarily of cash, but also include deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, strategic sourcing, and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income.

The following table represents summary financial data attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Total sales:
Engineered Building Systems	$156,964	$151,263
Metal Components	146,832	134,173
Insulated Metal Panels	110,794	95,195
Metal Coil Coating	88,343	88,340
Intersegment sales	(81,584)	(77,268)
Total sales	$421,349	$391,703
External sales:
Engineered Building Systems	$148,288	$145,021
Metal Components	127,528	115,557
Insulated Metal Panels	97,513	82,441
Metal Coil Coating	48,020	48,684
Total sales	$421,349	$391,703
Operating income (loss):
Engineered Building Systems	$8,263	$6,503
Metal Components	17,089	12,376
Insulated Metal Panels	7,071	2,192
Metal Coil Coating	5,376	6,706
Corporate	(24,901)	(17,891)
Total operating income	$12,898	$9,886
Unallocated other expense, net	(6,531)	(6,572)
Income before income taxes	$6,367	$3,314

	January 28, 2018	October 29, 2017
Total assets:
Engineered Building Systems	$181,030	$195,426
Metal Components	182,228	186,369
Insulated Metal Panels	370,927	380,308
Metal Coil Coating	172,159	175,046
Corporate	39,650	93,963
Total assets	$945,994	$1,031,112
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
NOTE 17 — SUBSEQUENT EVENTS
Sale of China Manufacturing Facility
On January 29, 2018, the Company closed on the sale of CENTRIA International LLC, which owned our China manufacturing facility. We estimate we will record a loss on the transaction between $6.0 million and $7.5 million during the quarter ending April 29, 2018. The disposition does not represent a strategic shift that has or will have a major effect of the Company’s operations or financial results.
Debt Redemption and Refinancing
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement (each defined below), the proceeds of which, together, were used to redeem the Notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility.
The Term Loan Credit Agreement provides for an aggregate principal amount of $415.0 million. Proceeds from borrowings under the Term Loan Credit Agreement were used, together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the Notes (the foregoing, collectively, the “Refinancing”) and (iii) to pay any fees, premiums and expenses incurred in connection with the Refinancing. The term loans under the Term Loan Credit Agreement will mature on February 7, 2025 and, prior to such date, will amortize in nominal quarterly installments equal to one percent of the aggregate principal amount thereof per annum. At the Company’s election the interest rates applicable to the term loans under the Term Loan Credit Agreement will be based on a fluctuating rate of interest measured by reference to either (1) an adjusted LIBOR, or (2) an alternate base rate, in each case, plus a borrowing margin.
The ABL Credit Agreement provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by the ABL Borrowers of up to $150.0 million (the “ABL Credit Facility”). As set forth in the ABL Credit Agreement, extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and certain adjustments. Initial availability under the ABL Credit Facility will be approximately $140.0 million. Availability will be reduced by issuance of letters of credit as well as any borrowings. The termination date of the ABL Credit Agreement is February 8, 2023, subject to acceleration of maturity under certain circumstances. In addition, the ABL Credit Agreement provides the right for individual ABL Lenders to extend the maturity date of their commitments and loans upon request of the ABL Borrowers and without the consent of any other ABL Lenders. Interest rates per annum applicable to borrowings under the ABL Credit Agreement will be based on a variable rate of interest measured by reference to either (1) an adjusted LIBOR, or (2) an alternate base rate, in each case, plus a borrowing margin that will vary depending on the quarterly average excess availability under such facility.
We estimate we will record a loss, primarily on the extinguishment of the notes, ranging between $23.0 million and $25.0 million, of which approximately $15.5 million represents the call premium paid on the redemption of the Notes.

NCI BUILDING SYSTEMS, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the unaudited consolidated financial statements included herein under “Item 1. Unaudited Consolidated Financial Statements” and the audited consolidated financial statements and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended October 29, 2017.

FORWARD LOOKING STATEMENTS
This Quarterly Report includes statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, our forward-looking statements can be identified by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “should,” “will” or other similar words. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, we cannot assure you that actual results will not differ materially from those expressed or implied by our forward-looking statements. Accordingly, investors are cautioned not to place undue reliance on any forward-looking information, including any earnings guidance, if applicable. Although we believe that the expectations reflected in the forward-looking statements are reasonable, these expectations and the related statements are subject to risks, uncertainties, and other factors that could cause the actual results to differ materially from those projected. These risks, uncertainties, and other factors include, but are not limited to:

•	industry cyclicality and seasonality and adverse weather conditions;

•	challenging economic conditions affecting the nonresidential construction industry;

•	volatility in the United States (“U.S.”) economy and abroad, generally, and in the credit markets;

•	substantial indebtedness and our ability to incur substantially more indebtedness;

•	our ability to generate significant cash flow required to service or refinance our existing debt, and obtain future financing;

•	our ability to comply with the financial tests and covenants in our existing and future debt obligations;

•	operational limitations or restrictions in connection with our debt;

•	increases in interest rates;

•	recognition of asset impairment charges;

•	commodity price increases and/or limited availability of raw materials, including steel;

•	our ability to make strategic acquisitions accretive to earnings;

•	retention and replacement of key personnel;

•	our ability to carry out our restructuring plans and to fully realize the expected cost savings;

•	enforcement and obsolescence of intellectual property rights;

•	fluctuations in customer demand;

•	costs related to environmental clean-ups and liabilities;

•	competitive activity and pricing pressure;

•	increases in energy prices;

•	volatility of the Company’s stock price;

•	dilutive effect on the Company’s common stockholders of potential future sales of the Company’s Common Stock held by our sponsor;

•	substantial governance and other rights held by our sponsor;

•	breaches of our information system security measures and damage to our major information management systems;

•	hazards that may cause personal injury or property damage, thereby subjecting us to liabilities and possible losses, which may not be covered by insurance;

•	changes in laws or regulations, including the Dodd–Frank Act;

•	costs and other effects of legal and administrative proceedings, settlements, investigations, claims and other matters;

•	timing and amount of any stock repurchases; and

•	other risks detailed under the caption “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K as filed with the SEC.
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
OVERVIEW
NCI Building Systems, Inc. (together with its subsidiaries, unless the context requires otherwise, the “Company,” “NCI,” “we,” “us” or “our”) is one of North America’s largest integrated manufacturers and marketers of metal products for the nonresidential construction industry. We design, engineer, manufacture and market Engineered Building Systems, Metal Components and Insulated Metal Panels primarily for nonresidential construction use. We manufacture and distribute extensive lines of metal products for the nonresidential construction market under multiple brand names through a nationwide network of plants and distribution centers. We sell our products for both new construction and repair and retrofit applications. We also provide Metal Coil Coating services for commercial and construction applications, servicing both internal and external customers.
Engineered Building Systems offer a number of advantages over traditional construction alternatives, including shorter construction time, more efficient use of materials, lower construction costs, greater ease of expansion and lower maintenance costs. Similarly, Metal Components and Insulated Metal Panels offer builders, designers, architects and end-users several advantages, including lower long-term costs, longer life, attractive aesthetics and design flexibility.
We use a 52/53 week year with our fiscal year end on the Sunday closest to October 31. In fiscal 2018, our year end will be October 28, 2018.
We assess performance across our operating segments by analyzing and evaluating, among other indicators, gross profit and operating income, as well as whether each segment has achieved its projected sales goals. In assessing our overall financial performance, we regard return on adjusted operating assets, as well as growth in earnings, as key indicators of shareholder value.
Change in Operating Segments
On February 22, 2018, the Company announced changes to NCI’s reportable business segments, effective January 28, 2018 for the first quarter of fiscal 2018, to align with changes in how the Company manages its business, reviews operating performance and allocates resources.
As of the first quarter, the Company began reporting results under four reportable segments, which will be Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating. Previously, operating results for the Insulated Metal Panel product line were included in the Metal Components segment. In addition, CENTRIA’s coil coating operations, which had also been included in the Metal Components segment since the Company’s acquisition of CENTRIA in January 2015, will now be reported within the Metal Coil Coating segment. The Company began reporting its financial results under the new reportable segments with the filing of this Form 10-Q for the quarter ending January 28, 2018, restating prior periods to conform to the current segment presentation.
First Fiscal Quarter
During the first quarter of fiscal 2018, the Company has continued to realize the benefits of focused and integrated execution across our commercial, manufacturing, and supply chain activities, and our investments to improve our manufacturing productivity and overall cost efficiency.

Overall, year-over-year comparisons in most of our financial metrics reflect the pass-through of higher material input costs, as well as operational improvements over the previous three years to better leverage our fixed cost structure. We achieved year-over-year growth in both consolidated sales and consolidated income from operations.
Consolidated revenues increased by approximately 8% from the same period in the prior year. The year-over-year improvement was primarily driven by continued commercial discipline in the pass-through of higher costs in a rising cost environment predominantly in the Engineered Building Systems, Metal Components, and Insulated Metal Panels segments, and underlying volume growth in the Metal Components and Insulated Metal Panels segments.
The Company’s gross margin in the current period was 21.8% as compared to 21.4% in the first quarter of 2017. The higher margins in the current period were driven by growth in the Insulated Metal Panels segment and favorable commercial discipline, partially offset by higher transportation costs. Excluding the effects of the acceleration of CEO retirement benefits, Engineering, selling, general and administrative expenses as a percentage of revenues decreased by 90 basis points to 16.7% of sales compared to the same period last year, as we continue to execute on our strategic initiatives and restructuring activities.
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
The nonresidential construction industry is highly sensitive to national and regional macroeconomic conditions. Following a significant downturn in 2008 and 2009, the current recovery of low-rise construction has been uneven and slow but is now showing some signs of steady growth. The annual volume of new construction starts remains below previous cyclical average trough levels of activity from the last 50 years. However, we believe that the economy is recovering and that the nonresidential construction industry will return to mid-cycle levels of activity over the next several years. The graph below shows the annual nonresidential new construction starts, measured in square feet, since 1968, as compiled and reported by Dodge Data & Analytics:
Current market data continues to show uneven activity across the nonresidential construction markets. According to Dodge Data & Analytics, low-rise nonresidential new construction starts, as measured in square feet and comprising buildings of up to five stories, were up approximately 1% during fiscal 2017 as compared to fiscal 2016. Even though this measure tends to be revised upward in succeeding periods, we believe the underlying growth we are achieving is outpacing market activity. Leading indicators for low-rise, nonresidential construction activity indicate continued positive momentum in fiscal 2018.
The leading indicators that we follow and that typically have the most meaningful correlation to nonresidential low-rise construction starts are the American Institute of Architects’ (“AIA”) Architecture Mixed Use Index, Dodge Residential single family starts and the Conference Board Leading Economic Index (“LEI”). Historically, there has been a very high correlation to the Dodge low-rise nonresidential starts when the three leading indicators are combined and then seasonally adjusted. The combined forward projection of these metrics, based on a 9- to 14-month historical lag for each metric, indicates low single-digit growth for low-rise new construction starts in fiscal 2018.
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
Restructuring
We continue to execute on our plans to improve cost efficiency through the optimization of our combined manufacturing plant footprint and the elimination of certain fixed and indirect ESG&A costs. During the three months ended January 28, 2018, we incurred charges of $1.1 million associated with restructuring actions, including $1.2 million and $1.3 million in the Engineered Building Systems and Insulated Metal Panels segments, respectively, partially offset by a gain of $1.4 million on a sale of a facility in our Metal Components segment.
We are currently unable to make a good faith determination of cost estimates, or range of cost estimates, for actions associated with the plans. Restructuring charges will be recorded for the plans as they become estimable and probable. See Note 3 — Restructuring in the notes to the unaudited consolidated financial statements for additional information.
RESULTS OF OPERATIONS
Operating segments are defined as components of an enterprise that engage in business activities and by which discrete financial information is available that is evaluated on a regular basis by the chief operating decision maker to make decisions about how to allocate resources to the segment and assess the performance of the segment. We have four operating segments: (i) Engineered Building Systems; (ii) Metal Components; (iii) Insulated Metal Panels; and (iv) Metal Coil Coating. All operating segments operate primarily in the nonresidential construction market. Sales and earnings are influenced by general economic conditions, the level of nonresidential construction activity, metal roof repair and retrofit demand and the availability and terms of financing available for construction. Our operating segments are vertically integrated and benefit from similar basic raw materials. The Metal Coil coating segment consists of cleaning, treating, painting and slitting continuous steel coils before the steel is fabricated for use by construction and industrial users. The Metal Components segment products include metal roof and wall panels, doors, metal partitions, metal trim, and other related accessories. The Insulated Metal Panels segment produces panels consisting of rigid foam encased between two sheets of coated metal in a variety of modules, lengths and reveal combinations which are used in architectural, commercial, industrial and cold storage market applications. The Engineered Building Systems segment manufactures custom designed and engineered products such as structural frames, Long Bay® Systems, metal roofing and wall systems, and the related value-added engineering and drafting, to provide customers a complete building envelope solution. The operating segments follow the same accounting policies used for our consolidated financial statements.
We evaluate a segment’s performance based primarily upon operating income before corporate expenses. Intersegment sales are recorded based on standard material costs plus a standard markup to cover labor and overhead and consist of: (i) structural framing provided by the Engineered Building Systems segment to the Metal Components segment; (ii) building components provided by the Metal Components and Insulated Metal Panels segments to the Engineered Building Systems segment; and (iii) hot-rolled, light gauge painted, and slit material and other services provided by the Metal Coil Coating segment to the Engineered Building Systems, Metal Components and Insulated Metal Panels.
Corporate assets consist primarily of cash and investments, but also include deferred taxes and property, plant and equipment associated with our headquarters in Houston, Texas. These items (and income and expenses related to these items) are not allocated to the operating segments. Corporate unallocated expenses include share-based compensation expenses, and executive, legal, finance, tax, treasury, human resources, information technology, purchasing, marketing and corporate travel expenses. Additional unallocated amounts primarily include interest income, interest expense and other (expense) income. See Note 15 — Operating Segments in the notes to the unaudited consolidated financial statements for more information on our segments.
We have revised our segment reporting to represent how we now manage our business, restating prior periods to conform to the current segment presentation. The following table represents sales and operating income (loss) attributable to these operating segments for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Total sales:
Engineered Building Systems	$156,964	$151,263
Metal Components	146,832	134,173
Insulated Metal Panels	110,794	95,195
Metal Coil Coating	88,343	88,340
Intersegment sales	(81,584)	(77,268)
Total sales	$421,349	$391,703
External sales:
Engineered Building Systems	$148,288	$145,021
Metal Components	127,528	115,557
Insulated Metal Panels	97,513	82,441
Metal Coil Coating	48,020	48,684
Total sales	$421,349	$391,703
Operating income (loss):
Engineered Building Systems	$8,263	$6,503
Metal Components	17,089	12,376
Insulated Metal Panels	7,071	2,192
Metal Coil Coating	5,376	6,706
Corporate	(24,901)	(17,891)
Total operating income	$12,898	$9,886
Unallocated other expense	(6,531)	(6,572)
Income before income taxes	$6,367	$3,314
FISCAL THREE MONTHS ENDED JANUARY 28, 2018 COMPARED TO FISCAL THREE MONTHS ENDED JANUARY 29, 2017
Consolidated sales increased by 7.6%, or $29.6 million, for the three months ended January 28, 2018, compared to the three months ended January 29, 2017. The increase in revenue resulted from continued commercial discipline in the pass-through of higher costs in a rising cost environment predominantly in the Engineered Building Systems, Metal Components, and Insulated Metal Panels segments, and underlying volume growth in the Metal Components and Insulated Metal Panels segment.
Consolidated cost of sales increased by 7.1%, or $21.7 million, for the three months ended January 28, 2018, compared to the three months ended January 29, 2017. The increase in cost of sales resulted primarily from higher material costs.
Gross margin percentage was 21.8% for the three months ended January 28, 2018, compared to 21.4% for the same period in the prior year. The higher margins in the current period were driven by growth in the Insulated Metal Panels segment and favorable commercial discipline, partially offset by higher transportation costs.
Engineered Building Systems sales increased by 3.8%, or $5.7 million, to $157.0 million in the three months ended January 28, 2018, from $151.3 million in the same period in the prior year. Sales to third parties for the three months ended January 28, 2018 increased by $3.3 million to $148.3 million from $145.0 million in the same period in the prior year, primarily due to the result of the pass-through of higher input costs, offset by lower tonnage volumes. Engineered Building Systems third-party sales accounted for 35.2% of total consolidated third-party sales in the three months ended January 28, 2018, compared to 37.0% in the three months ended January 29, 2017.
Operating income of the Engineered Building Systems segment increased to $8.3 million in the three months ended January 28, 2018, from $6.5 million in the same period in the prior year. The $1.8 million, or 27.6%, increase resulted primarily from higher transportation costs and lower manufacturing leverage on lower volumes, offset by lower engineering, selling, general and administrative expenses.
Metal Components sales increased by 9.5%, or $12.7 million, to $146.8 million in the three months ended January 28, 2018, from $134.2 million in the same period in the prior year. Sales to third parties for the three months ended January 28, 2018 increased by $12.0 million to $127.5 million from $115.6 million in the same period in the prior year, primarily driven by higher external volumes across the segment and the pass-through of increasing materials costs. Metal Components third-party sales accounted for 30.3% of total consolidated third-party sales in the three months ended January 28, 2018, compared to 29.5% in the three months ended January 29, 2017.
Operating income of the Metal Components segment increased to $17.1 million in the three months ended January 28, 2018, compared to $12.4 million in the same period in the prior year. The $4.7 million, or 38.0%, increase was driven primarily by improved operating leverage across the cost structure on higher volumes, offset by transportation costs.
Insulated Metal Panels sales increased by 16.4%, or $15.6 million, to $110.8 million in the three months ended January 28, 2018, compared to $95.2 million in the same period in the prior year. Sales to third parties for the three months ended January 28, 2018 increased by $15.1 million to $97.5 million from 82.4 million in the same period in the prior year, primarily as a result of commercial discipline on rising input costs and higher tonnage volume. Insulated Metal Panel third-party sales accounted for 23.1% of total consolidated third-party sales in the three months ended January 28, 2018, compared to 21.0% in the three months ended January 29, 2017
Operating income of the Insulated Metal Panels segment increased to $7.1 million in the three months ended January 28, 2018, from $2.2 million in the same period in the prior year. The $4.9 million, or 222.6%, increase was primarily due to improved operating leverage across the cost structure on higher volumes and committed commercial discipline on rising input costs.
Metal Coil Coating sales were $88.3 million in the three months ended January 28, 2018, consistent with the same period in the prior year. Sales to third parties for the three months ended January 28, 2018 decreased by $0.7 million to $48.0 million from $48.7 million in the same period in the prior year, primarily as a result of lower tonnage volume. Metal Coil Coating third-party sales accounted for 11.4% of total consolidated third-party sales in the three months ended January 28, 2018, compared to 12.4% in the three months ended January 29, 2017.
Operating income of the Metal Coil Coating segment decreased to $5.4 million in the three months ended January 28, 2018, from $6.7 million in the same period in the prior year. The $1.3 million, or 19.3%, decrease was primarily due to lower margins in the CENTRIA coil coating operations that entity is further integrated and aligned with the legacy coil coating operations.
Consolidated engineering, selling, general and administrative expenses increased to $74.8 million in the three months ended January 28, 2018, compared to $69.0 million in the same period in the prior year. Consolidated engineering, selling, general and administrative expenses for the three months ended January 28, 2018 includes a charge related to the acceleration of retirement benefits of our former CEO. Excluding the effects of the acceleration of CEO retirement benefits, as a percentage of sales, engineering, selling, general and administrative expenses decreased 90 basis points to 16.7% for the three months ended January 28, 2018, as compared to 17.6% for the three months ended January 29, 2017.
Consolidated intangible amortization remained consistent period over period at $2.4 million in the three months ended January 28, 2018, compared to $2.4 million in the same period in the prior year.
Consolidated strategic development and acquisition related costs for the three months ended January 28, 2018 were $0.7 million, compared to $0.4 million for the three months ended January 29, 2017. These non-operational costs include external legal, financial and due diligence costs incurred to deliver on our strategic initiatives.
Consolidated restructuring and impairment charges for the three months ended January 28, 2018 and January 29, 2017 were $1.1 million and $2.3 million, respectively. These charges, primarily consisting of severance related costs, relate to our actions taken to streamline our management and engineering and drafting activities, and also to optimize our overall manufacturing structure and footprint.
Consolidated interest expense increased to $7.5 million for the three months ended January 28, 2018, compared to $6.9 million for the same period of the prior year. The 8.8% increase in interest expense is a primarily a result increasing variable interest rates, primarily on our Existing Term Loans.
Consolidated foreign exchange gain (loss) for the three months ended January 28, 2018 was a $0.5 million gain, compared to a loss of $0.1 million for the same period of the prior year, due to exchange rate fluctuations in the Mexican peso and Canadian dollar relative to the U.S. dollar.
Consolidated provision for income taxes was $1.1 million for the three months ended January 28, 2018, compared to $1.3 million for the same period in the prior year. The effective tax rate for the three months ended January 28, 2018 was 17.6%, compared to 38.5% for the same period in the prior year. The reduction in the effective tax rate was primarily driven by the benefits associated with the enactment of U.S. Tax Reform, including the remeasurement of existing deferred tax assets and liabilities under lower statutory tax rates.

LIQUIDITY AND CAPITAL RESOURCES
General
Our cash and cash equivalents decreased from $65.7 million as of October 29, 2017 to $12.4 million as of January 28, 2018. The following table summarizes our consolidated cash flows for the three months ended January 28, 2018 and January 29, 2017 (in thousands):

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Net cash used in operating activities	$(6,580)	$(30,363)
Net cash used in investing activities	(5,860)	(4,120)
Net cash used in financing activities	(41,035)	(15,217)
Effect of exchange rate changes on cash and cash equivalents	237	86
Net decrease in cash and cash equivalents	(53,238)	(49,614)
Cash and cash equivalents at beginning of period	65,658	65,403
Cash and cash equivalents at end of period	$12,420	$15,789
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
Net cash used in operating activities was $6.6 million during the three months ended January 28, 2018 compared to net cash used in operating activities of $30.4 million in the three months ended January 29, 2017. The improved cash flow from operations is due to current period operations and normal seasonal trends in the timing of working capital turns in the first quarter of fiscal 2018.
Net cash provided by accounts receivable was $30.9 million for the three months ended January 28, 2018, compared to $19.2 million for the three months ended January 29, 2017. Our days sales outstanding as of January 28, 2018 and January 29, 2017 were 38.2 days and 39.2 days, respectively. The increase in our accounts receivable balance from the prior period was primarily the result of increased sales and timing of collections toward the end of the current period.
For the three months ended January 28, 2018, the change in cash flows relating to inventory was $2.2 million and resulted primarily from sales of our products. Our days inventory on-hand decreased to 55.5 days as of January 28, 2018 from 57.0 days as of January 29, 2017.
Net cash used in accounts payable for the three months ended January 28, 2018 was $31.2 million, whereas net cash used by accounts payable was $30.2 million in the three months ended January 29, 2017. Our vendor payments can significantly fluctuate based on the timing of disbursements, inventory purchases and vendor payment terms. Our days payable outstanding as of January 28, 2018 decreased to 32.5 days from 33.4 days as of January 29, 2017.
Investing Activities
Net cash used in investing activities increased to $5.9 million during the three months ended January 28, 2018 compared to $4.1 million in the three months ended January 29, 2017. In the three months ended January 28, 2018, we used $8.1 million for capital expenditures and sold a facility in our Metal Components segment for $2.2 million. We used $4.1 million for capital expenditures in the three months ended January 29, 2017.
Financing Activities
Net cash used in financing activities was $41.0 million during the three months ended January 28, 2018 compared to $15.2 million in the comparable prior year period. During the three months ended January 28, 2018, we borrowed $43.0 million under our Amended ABL Facility and repaid $33.0 million of that amount as of the end of the period, used $51.3 million to repurchase shares of our outstanding common stock under programs approved by the Board of Directors in September 2016 and October 2017 and for the purchases of shares related to restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of restricted stock awards and units. We received $1.0 million in cash proceeds from the exercises of stock options.

During the three months ended January 29, 2017, we used $5.9 million to repurchase shares of our outstanding common stock under the program approved by the Board of Directors in September 2016, as well as shares of restricted stock that were withheld to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock, and $10.0 million to make a voluntary principal prepayment on borrowings under our Credit Agreement. We received $1.0 million in cash proceeds from the exercises of stock options.
We invest our excess cash in various overnight investments which are issued or guaranteed by the U.S. federal government.
Debt
As of January 28, 2018, we had an aggregate principal amount of $404.1 million of outstanding indebtedness, comprising $144.1 million of borrowings under our Credit Agreement, $250.0 million in aggregate principal amount of 8.25% senior notes due 2023 and $10.0 million of revolving loans outstanding under the Amended ABL Facility. Our excess availability under the Amended ABL Facility was $129.7 million as of January 28, 2018. In addition, standby letters of credit related to certain insurance policies totaling approximately $10.0 million were outstanding but undrawn under the Amended ABL Facility.
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
During the three-month period ended January 29, 2017, the Company made voluntary prepayments of $10.0 million on the outstanding principal amount of the Term Loan. No prepayments were made during the three-month period ended January 28, 2018. We are not required to make any quarterly installment payments until June 24, 2019.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement (each defined below), the proceeds of which, together, were used to redeem the Notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility.
The Term Loan Credit Agreement provides for an aggregate principal amount of $415.0 million (the “Term Loan Credit Facility”). Proceeds from borrowings under the Term Loan Credit Facility were used, together with cash on hand, (i) to refinance the existing term loan credit agreement, (ii) to redeem and repay the Notes (the foregoing, collectively, the “Refinancing”) and (iii) to pay any fees, premiums and expenses incurred in connection with the Refinancing.
The ABL Credit Agreement provides for an asset-based revolving credit facility which allows aggregate maximum borrowings by the ABL Borrowers of up to $150.0 million (the “ABL Credit Facility”). As set forth in the ABL Credit Agreement, extensions of credit under the ABL Credit Facility are limited by a borrowing base calculated periodically based on specified percentages of the value of eligible accounts receivable, eligible credit card receivables and eligible inventory, less certain reserves and certain adjustments. Initial availability under the ABL Credit Facility will be approximately $140.0 million. Availability will be reduced by issuance of letters of credit as well as any borrowings.
We estimate we will record a loss, primarily on the extinguishment of the notes, ranging between $23.0 million and $25.0 million, of which approximately $15.5 million represents the call premium paid on the redemption of the Notes.
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
On December 11, 2017, the CD&R Funds completed a registered underwritten offering of 7,150,000 shares of the Company’s Common Stock at a price to the public of $19.36 per share (the “2017 Secondary Offering”). Pursuant to the underwriting agreement, at the CD&R Funds request, the Company purchased 1.15 million of the 7.15 million shares of the Common Stock from the underwriters in the 2017 Secondary Offering at a price per share equal to the price at which the underwriters purchased the shares from the CD&R Funds. The total amount the Company spent on these repurchases was $22.3 million.
At January 28, 2018 and October 29, 2017, the CD&R Funds owned approximately 34.5% and 43.8%, respectively, of the outstanding shares of our common stock.
Cash Flow
We periodically evaluate our liquidity requirements, capital needs and availability of resources in view of inventory levels, expansion plans, debt service requirements and other operating cash needs. To meet our short-term and long-term liquidity requirements, including payment of operating expenses and repaying debt, we rely primarily on cash from operations. Beyond cash generated from operations, our Amended ABL Facility is undrawn with $129.7 million available at January 28, 2018 and we have a cash balance of $12.4 million as of January 28, 2018.
We expect to contribute $2.3 million to our defined benefit plans during the remainder of fiscal 2018.
We expect that cash generated from operations and our availability under the Amended ABL Facility will be sufficient to provide us the ability to fund our operations and to provide the increased working capital necessary to support our strategy and fund planned capital expenditures of between approximately $45 million and $55 million for fiscal 2018 and expansion when needed.
Our corporate strategy seeks potential acquisitions that would provide additional synergies in our Engineered Building Systems, Metal Components, Insulated Metal Panels and Metal Coil Coating segments. From time to time, we may enter into letters of intent or agreements to acquire assets or companies in these business lines. The consummation of these transactions could require substantial cash payments and/or issuance of additional debt.
From time to time, we have used available funds to repurchase shares of our common stock under our stock repurchase programs. On September 8, 2016, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017, the Company announced that its board of directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of the program. During the three months ended January 28, 2018, the Company repurchased approximately 2.7 million shares for $46.7 million under the stock repurchase programs, which included 1.15 million shares for $22.3 million purchased pursuant to the CD&R Funds 2017 Secondary Offering. At January 28, 2018, approximately $5.6 million remained available for stock repurchases, all under the program announced on October 10, 2017. In addition to the common stock repurchased during the three months ended January 28, 2018 under our stock repurchase programs, we also withheld shares of restricted stock to satisfy minimum tax withholding obligations arising in connection with the vesting of awards of restricted stock related to our 2003 Long-Term Stock Incentive Plan.
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

NON-GAAP MEASURES
Set forth below are certain non-GAAP measures which include adjusted operating income (loss), adjusted EBITDA, adjusted net income per diluted common share and adjusted net income applicable to common shares. We define adjusted operating income (loss) as operating income (loss) adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations. We define adjusted EBITDA as net income (loss) before interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for items broadly consisting of selected items which management does not consider representative of our ongoing operations and certain non-cash items of the Company. Such measurements are not prepared in accordance with U.S. GAAP and should not be construed as an alternative to reported results determined in accordance with U.S. GAAP. Management believes the use of such non-GAAP measures on a consolidated and operating segment basis assists investors in understanding the ongoing operating performance by presenting the financial results between periods on a more comparable basis. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating these measures, you should be aware that in the future we may incur expenses that are the same as, or similar to, some of the adjustments in these non-GAAP measures. In addition, certain financial covenants related to our Credit Agreement and Amended ABL Facility are based on similar non-GAAP measures. The non-GAAP information provided is unique to the Company and may not be consistent with the methodologies used by other companies.
The following tables reconcile adjusted net income per diluted common share to net income per diluted common share and adjusted net income applicable to common shares to net income applicable to common shares for the periods indicated (in thousands):

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Net income per diluted common share, GAAP basis	$0.08	$0.03
Restructuring and impairment charges	0.02	0.03
Strategic development and acquisition related costs	0.01	0.00
Acceleration of CEO retirement benefits	0.07	—
Discrete tax effects of U.S. tax reform	(0.01)	—
Tax effect of applicable non-GAAP adjustments(1)	(0.03)	(0.01)
Adjusted net income per diluted common share	$0.14	$0.05

	Fiscal Three Months Ended
	January 28, 2018	January 29, 2017
Net income applicable to common shares, GAAP basis	$5,211	$2,031
Restructuring and impairment charges	1,094	2,264
Strategic development and acquisition related costs	727	357
Acceleration of CEO retirement benefits	4,600	—
Discrete tax effects of U.S. tax reform	(323)	—
Tax effect of applicable non-GAAP adjustments(1)	(1,775)	(1,022)
Adjusted net income applicable to common shares	$9,534	$3,630

(1)	The Company calculated the tax effect of non-GAAP adjustments by applying the applicable statutory tax rate for the period to each applicable non-GAAP item.

The following tables reconcile adjusted operating income (loss) and adjusted EBITDA to operating income (loss) for the periods indicated below:

Consolidated

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Total Net Sales	$420,464	$469,385	$488,726	$421,349	$1,799,924

Operating Income, GAAP	32,472	34,097	33,325	12,898	112,792
Restructuring and impairment	315	1,009	1,709	1,094	4,127
Strategic development and acquisition related costs	124	1,297	193	727	2,341
Acceleration of CEO retirement benefits	—	—	—	4,600	4,600
Loss on sale of assets and asset recovery	137	—	—	—	137
Gain on insurance recovery	(9,601)	(148)	—	—	(9,749)
Unreimbursed business interruption costs	191	235	28	—	454
Goodwill impairment	—	—	6,000	—	6,000
Adjusted Operating Income	23,638	36,490	41,255	19,319	120,702

Other income and expense	449	1,322	(62)	928	2,637
Depreciation and amortization	10,062	10,278	10,664	10,358	41,362
Share-based compensation expense	2,820	2,284	2,084	2,270	9,458
Adjusted EBITDA	$36,969	$50,374	$53,941	$32,875	$174,159

Year over year growth, Total Net Sales	13.0%	1.5%	1.8%	7.6%	5.5%
Operating Income Margin	7.7%	7.3%	6.8%	3.1%	6.3%
Adjusted Operating Income Margin	5.6%	7.8%	8.4%	4.6%	6.7%
Adjusted EBITDA Margin	8.8%	10.7%	11.0%	7.8%	9.7%

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Total Net Sales	$372,247	$462,353	$480,314	$391,703	$1,706,617

Operating Income, GAAP	10,594	43,535	39,391	9,886	103,406
Restructuring and impairment	1,149	778	815	2,264	5,006
Strategic development and acquisition related costs	579	819	590	357	2,345
(Gain) loss on sale of assets and asset recovery	(927)	(52)	62	—	(917)
Adjusted Operating Income	11,395	45,080	40,858	12,507	109,840

Other income and expense	827	(508)	(192)	309	436
Depreciation and amortization	10,765	10,595	9,815	10,315	41,490
Share-based compensation expense	2,468	2,661	3,181	3,042	11,352
Adjusted EBITDA	$25,455	$57,828	$53,662	$26,173	$163,118

Operating Income Margin	2.8%	9.4%	8.2%	2.5%	6.1%
Adjusted Operating Income Margin	3.1%	9.8%	8.5%	3.2%	6.4%
Adjusted EBITDA Margin	6.8%	12.5%	11.2%	6.7%	9.6%

Engineered Building Systems

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Total Sales	$162,624	$191,910	$188,183	$156,964	$699,681
External Sales	154,456	182,164	178,222	148,288	663,130

Operating Income, GAAP	6,894	14,948	13,043	8,263	43,148
Restructuring and impairment	186	941	695	1,136	2,958
Strategic development and acquisition related costs	—	—	—	173	173
Loss on sale of assets and asset recovery	137	—	—	—	137
Adjusted Operating Income	7,217	15,889	13,738	9,572	46,416

Other income and expense	(125)	1,291	(694)	733	1,205
Depreciation and amortization	2,285	2,255	2,198	2,077	8,815
Adjusted EBITDA	$9,377	$19,435	$15,242	$12,382	$56,436

Year over year growth, Total sales	17.8%	6.0%	(7.8)%	3.8%	3.7%
Year over year growth, External Sales	14.9%	3.8%	(9.3)%	2.3%	1.8%
Operating Income Margin	4.2%	7.8%	6.9%	5.3%	6.2%
Adjusted Operating Income Margin	4.4%	8.3%	7.3%	6.1%	6.6%
Adjusted EBITDA Margin	5.8%	10.1%	8.1%	7.9%	8.1%

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Total Sales	$138,023	$181,029	$204,208	$151,263	$674,523
External Sales	134,454	175,471	196,596	145,021	651,542

Operating Income, GAAP	7,193	19,561	22,830	6,503	56,087
Restructuring and impairment	149	106	211	1,910	2,376
(Gain) loss on sale of assets and asset recovery	(927)	(52)	62	—	(917)
Adjusted Operating Income	6,415	19,615	23,103	8,413	57,546

Other income and expense	938	(931)	(362)	(41)	(396)
Depreciation and amortization	2,436	2,438	2,399	2,276	9,549
Adjusted EBITDA	$9,789	$21,122	$25,140	$10,648	$66,699

Operating Income Margin	5.2%	10.8%	11.2%	4.3%	8.3%
Adjusted Operating Income Margin	4.6%	10.8%	11.3%	5.6%	8.5%
Adjusted EBITDA Margin	7.1%	11.7%	12.3%	7.0%	9.9%

Metal Components

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Total Sales	$154,895	$166,305	$181,288	$146,832	$649,320
External Sales	133,290	140,639	155,183	127,528	556,640

Operating Income, GAAP	19,997	23,276	23,119	17,089	83,481
Restructuring and impairment	129	60	69	(1,403)	(1,145)
Gain on insurance recovery	(420)	(148)	—	—	(568)
Adjusted Operating Income	19,706	23,188	23,188	15,686	81,768

Other income and expense	52	55	84	53	244
Depreciation and amortization	1,302	1,266	1,422	1,576	5,566
Adjusted EBITDA	$21,060	$24,509	$24,694	$17,315	$87,578

Year over year growth, Total sales	18.9%	(0.1)%	8.9%	9.4%	8.7%
Year over year growth, External Sales	19.3%	0.1%	10.9%	10.4%	9.6%
Operating Income Margin	12.9%	14.0%	12.8%	11.6%	12.9%
Adjusted Operating Income Margin	12.7%	13.9%	12.8%	10.7%	12.6%
Adjusted EBITDA Margin	13.6%	14.7%	13.6%	11.8%	13.5%

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Total Sales	$130,293	$166,512	$166,532	$134,173	$597,510
External Sales	111,748	140,560	139,968	115,557	507,833

Operating Income, GAAP	13,071	26,803	21,254	12,376	73,504
Restructuring and impairment	432	202	103	305	1,042
Adjusted Operating Income	13,503	27,005	21,357	12,681	74,546

Other income and expense	167	92	(27)	28	260
Depreciation and amortization	1,150	1,365	1,406	1,334	5,255
Adjusted EBITDA	$14,820	$28,462	$22,736	$14,043	$80,061

Operating Income Margin	10.0%	16.1%	12.8%	9.2%	12.3%
Adjusted Operating Income Margin	10.4%	16.2%	12.8%	9.5%	12.5%
Adjusted EBITDA Margin	11.4%	17.1%	13.7%	10.5%	13.4%

Insulated Metal Panels

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Total Sales	$102,937	$119,730	$123,542	$110,794	$457,003
External Sales	86,773	98,026	105,064	97,513	387,376

Operating Income, GAAP	19,377	11,468	14,895	7,071	52,811
Restructuring and impairment	—	8	683	1,284	1,975
Strategic development and acquisition related costs	—	—	90	300	390
Gain on insurance recovery	(9,181)	—	—	—	(9,181)
Unreimbursed business interruption costs	191	235	28	—	454
Adjusted Operating Income	10,387	11,711	15,696	8,655	46,449

Other income and expense	340	(211)	356	(273)	212
Depreciation and amortization	4,258	4,516	4,742	4,388	17,904
Adjusted EBITDA	$14,985	$16,016	$20,794	$12,770	$64,565

Year over year growth, Total sales	15.1%	13.3%	12.3%	16.4%	14.2%
Year over year growth, External Sales	8.6%	4.2%	13.4%	18.3%	11.0%
Operating Income Margin	18.8%	9.6%	12.1%	6.4%	11.6%
Adjusted Operating Income Margin	10.1%	9.8%	12.7%	7.8%	10.2%
Adjusted EBITDA Margin	14.6%	13.4%	16.8%	11.5%	14.1%

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Total Sales	$89,433	$105,694	$110,001	$95,195	$400,323
External Sales	79,882	94,059	92,648	82,441	349,030

Operating Income, GAAP	2,782	8,911	7,513	2,192	21,398
Restructuring and impairment	176	59	404	—	639
Strategic development and acquisition related costs	28	9	—	—	37
Adjusted Operating Income	2,986	8,979	7,917	2,192	22,074

Other income and expense	(543)	32	270	35	(206)
Depreciation and amortization	4,683	4,357	3,926	4,392	17,358
Adjusted EBITDA	$7,126	$13,368	$12,113	$6,619	$39,226

Operating Income Margin	3.1%	8.4%	6.8%	2.3%	5.3%
Adjusted Operating Income Margin	3.3%	8.5%	7.2%	2.3%	5.5%
Adjusted EBITDA Margin	8.0%	12.6%	11.0%	7.0%	9.8%

Metal Coil Coating

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Total Sales	$86,729	$95,261	$98,550	$88,343	$368,883
External Sales	45,945	48,556	50,257	48,020	192,778

Operating Income, GAAP	6,227	7,107	1,419	5,376	20,129
Goodwill impairment	—	—	6,000	—	6,000
Adjusted Operating Income	6,227	7,107	7,419	5,376	26,129

Depreciation and amortization	2,009	2,063	2,065	2,058	8,195
Adjusted EBITDA	$8,236	$9,170	$9,484	$7,434	$34,324

Year over year growth, Total sales	8.6%	(1.5)%	2.7%	0.0%	2.2%
Year over year growth, External Sales	(0.5)%	(7.1)%	(1.7)%	(1.4)%	(2.7)%
Operating Income Margin	7.2%	7.5%	1.4%	6.1%	5.5%
Adjusted Operating Income Margin	7.2%	7.5%	7.5%	6.1%	7.1%
Adjusted EBITDA Margin	9.5%	9.6%	9.6%	8.4%	9.3%

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Total Sales	$79,829	$96,684	$95,987	$88,340	$360,840
External Sales	46,163	52,263	51,102	48,684	198,212

Operating Income, GAAP	6,686	10,531	9,310	6,706	33,233
Restructuring and impairment	39	—	—	—	39
Adjusted Operating Income	6,725	10,531	9,310	6,706	33,272

Other income and expense	—	2	—	31	33
Depreciation and amortization	2,166	2,214	1,849	2,106	8,335
Adjusted EBITDA	$8,891	$12,747	$11,159	$8,843	$41,640

Operating Income Margin	8.4%	10.9%	9.7%	7.6%	9.2%
Adjusted Operating Income Margin	8.4%	10.9%	9.7%	7.6%	9.2%
Adjusted EBITDA Margin	11.1%	13.2%	11.6%	10.0%	11.5%

Corporate

(In thousands)	Fiscal Three Months Ended				Trailing Twelve Months
	April 30, 2017	July 30, 2017	October 29, 2017	January 28, 2018	January 28, 2018
Operating Loss, GAAP	$(20,023)	$(22,702)	$(19,151)	$(24,901)	$(86,777)
Restructuring and impairment	—	—	262	77	339
Strategic development and acquisition related costs	124	1,297	103	254	1,778
Acceleration of CEO retirement benefits	—	—	—	4,600	4,600
Adjusted Operating Loss	(19,899)	(21,405)	(18,786)	(19,970)	(80,060)

Other income and expense	182	187	192	415	976
Depreciation and amortization	208	178	237	259	882
Share-based compensation expense	2,820	2,284	2,084	2,270	9,458
Adjusted EBITDA	$(16,689)	$(18,756)	$(16,273)	$(17,026)	$(68,744)

	Fiscal Three Months Ended				Trailing Twelve Months
	May 1, 2016	July 31, 2016	October 30, 2016	January 29, 2017	January 29, 2017
Operating Loss, GAAP	$(19,138)	$(22,271)	$(21,516)	$(17,891)	$(80,816)
Restructuring and impairment	353	411	97	49	910
Strategic development and acquisition related costs	551	810	590	357	2,308
Adjusted Operating Loss	(18,234)	(21,050)	(20,829)	(17,485)	(77,598)

Other income and expense	265	297	(73)	256	745
Depreciation and amortization	330	221	235	207	993
Share-based compensation expense	2,468	2,661	3,181	3,042	11,352
Adjusted EBITDA	$(15,171)	$(17,871)	$(17,486)	$(13,980)	$(64,508)

OFF-BALANCE SHEET ARRANGEMENTS
As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 28, 2018, we were not involved in any material unconsolidated SPE transactions.
CONTRACTUAL OBLIGATIONS
In general, purchase orders issued in the normal course of business can be terminated in whole or in part for any reason without liability until the product is received.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement, the proceeds of which, together, was used to redeem the Notes and to refinance the Company’s existing term loan credit facility and the Company’s existing asset-based revolving credit facility.
There have been no other material changes in our future contractual obligations since the end of fiscal 2017. See Part 2, Item 7 of our Annual Report on Form 10-K for the fiscal year ended October 29, 2017 for more information on our contractual obligations. See Note 10 — Long-Term Debt and Note Payable and Note 17 — Subsequent Events in the notes to the unaudited consolidated financial statements for more information on the material terms of our Notes, Credit Agreement and Amended ABL Facility.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require our most subjective judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies include those that pertain to revenue recognition, insurance accruals, share-based compensation, income taxes, accounting for acquisitions, intangible assets and goodwill, allowance for doubtful accounts, inventory valuation, property, plant and equipment valuation and contingencies, which are described in Item 7 of our Annual Report on Form 10-K for the year ended October 29, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 2 — Accounting Pronouncements in the notes to the unaudited consolidated financial statements for information on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Steel Prices
We are subject to market risk exposure related to volatility in the price of steel. For the fiscal three months ended January 28, 2018, material costs (predominantly steel costs) constituted approximately 65% of our cost of sales. Our business is heavily dependent on the price and supply of steel. Our various products are fabricated from steel produced by mills to forms including bars, plates, structural shapes, sheets, hot-rolled coils and galvanized or Galvalume® — coated coils (Galvalume® is a registered trademark of BIEC International, Inc.). The steel industry is highly cyclical in nature, and steel prices have been volatile in recent years and may remain volatile in the future. Steel prices are influenced by numerous factors beyond our control, including general economic conditions, domestically and internationally, the availability of raw materials, competition, labor costs, freight and transportation costs, production costs, import duties and other trade restrictions. Based on the cyclical nature of the steel industry, we expect steel prices will continue to be volatile.
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
With material costs (predominantly steel costs) accounting for approximately 65% of our cost of sales for the three months ended January 28, 2018, a one percent change in the cost of steel would have resulted in a pre-tax impact on cost of sales of approximately $2.1 million for the three months ended January 28, 2018. The impact to our financial results of operations of such an increase would be significantly dependent on the competitive environment and the costs of other alternative building products, which could impact our ability to pass on these higher costs.

Other Commodity Risks
In addition to market risk exposure related to the volatility in the price of steel, we are subject to market risk exposure related to volatility in the price of natural gas. As a result, we occasionally enter into both index-priced and fixed-price contracts for the purchase of natural gas. We have evaluated these contracts to determine whether the contracts are derivative instruments. Certain contracts that meet the criteria for characterization as a derivative instrument may be exempted from hedge accounting treatment as normal purchases and normal sales and, therefore, these forward contracts are not marked to market. At January 28, 2018, all of our contracts for the purchase of natural gas met the scope exemption for normal purchases and normal sales.
Interest Rates
We are subject to market risk exposure related to changes in interest rates on our Credit Agreement and the Amended ABL Facility. These instruments bear interest at an agreed upon percentage point spread from either the prime interest rate or LIBOR. Under our Credit Agreement, we may, at our option, fix the interest rate for certain borrowings based on a spread over LIBOR for 30 days to 6 months. At January 28, 2018, we had $144.1 million outstanding under our Credit Agreement. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis. The fair value of our Credit Agreement at January 28, 2018 and October 29, 2017 was approximately $144.1 million and $144.1 million, respectively, compared to a face value of approximately $144.1 million and $144.1 million, respectively.
On February 8, 2018, the Company entered into a Term Loan Credit Agreement and ABL Credit Agreement.
See Note 10 — Long-Term Debt and Note Payable and Note 17 - Subsequent Events in the notes to the unaudited consolidated financial statements for information on the material terms of our long-term debt.
Foreign Currency Exchange Rates
We are exposed to the effect of exchange rate fluctuations on the U.S. dollar value of foreign currency denominated operating revenue and expenses. The functional currency for our Mexico operations is the U.S. dollar. Adjustments resulting from the re-measurement of the local currency financial statements into the U.S. dollar functional currency, which uses a combination of current and historical exchange rates, are included in net income in the current period. Net foreign currency re-measurement gain (loss) was $0.2 million and $(0.5) million, for the three-month periods ended January 28, 2018 and January 29, 2017, respectively.
The functional currency for our Canada operations is the Canadian dollar. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity. The net foreign currency exchange gain (loss) included in net income for the three month periods ended January 28, 2018 and January 29, 2017 was $0.3 million and $0.5 million, respectively. Net foreign currency translation adjustment, net of tax, and included in other comprehensive income (loss) for the three-month periods ended January 28, 2018 and January 29, 2017 was $0.2 million and $0.1 million, respectively.
We have operations in China and are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and Chinese yuan. The functional currency for our China operations is the Chinese yuan. The net foreign currency translation adjustment was insignificant for the three-month periods ended January 28, 2018 and January 29, 2017.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of January 28, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and based on the evaluation of our disclosure controls and procedures as of January 28, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at such reasonable assurance level.
Internal Control over Financial Reporting
In the first quarter of 2018, we implemented a new enterprise information system for consolidation, as part of a plan to integrate and upgrade our systems and processes. We believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting. Other than as discussed above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NCI BUILDING SYSTEMS, INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.
See Part I, Item 1, “Unaudited Consolidated Financial Statements”, Note 16, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended October 29, 2017. The risks disclosed in our previous Annual Report on Form 10-K and information provided elsewhere in this report, could materially affect our business, financial condition or results of operations. Additional risks and uncertainties not currently known or we currently deem to be immaterial may materially adversely affect our business, financial condition or results of operations. We believe there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended October 29, 2017.
New tariffs on steel imports could result in increased steel prices and adversely affect our results of operations
On March 1, 2018, President Trump announced an intention to place a 25% tariff on imports of steel into the United States. Although the parameters and timing of any such tariff is not known as of the date of this filing, were such a tariff to be enacted it could result in both increased steel prices and a decreased available supply of steel. We may not be able to pass such price increases on to our customers and may not be able to secure adequate alternative sources of steel on a timely basis. Either of these occurrences could adversely affect our results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows our purchases of our Common Stock during the first quarter of fiscal 2018:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Dollar Value of Shares that May Yet be Purchased Under Publicly Programs(2) (in thousands)
October 30, 2017 to November 26, 2017	1,337,173	$15.90	1,337,173	$30,988
November 27, 2017 to December 24, 2017	1,458,737	$18.98	1,340,880	5,573
December 25, 2017 to January 28, 2018	121,020	$19.30	—	5,573
Total	2,916,930	$17.58	2,678,053

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

(2)
On September 8, 2016, the Company announced that its board of directors authorized a stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. On October 10, 2017, the Company announced that its board of directors authorized a new stock repurchase program for the repurchase of up to an aggregate of $50.0 million of the Company’s outstanding Common Stock. Under these repurchase programs, the Company is authorized to repurchase shares, if at all, at times and in amounts that we deem appropriate in accordance with all applicable securities laws and regulations. Shares repurchased are usually retired. There is no time limit on the duration of these programs. As of January 28, 2018, approximately $5.6 million remained available for stock repurchases under the program announced in October 2017.

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

NCI BUILDING SYSTEMS, INC.

Date: March 7, 2018	By:	/s/ Mark E. Johnson
Mark E. Johnson
Executive Vice President, Chief Financial Officer
and Treasurer

Index to Exhibits

3.1
Fifth Amended and Restated By-laws of NCI Building Systems, Inc., effective as of November 16, 2017 (filed as Exhibit 3.1 to NCI’s Current Report on Form 8-K dated November 22, 2017 and incorporated by reference herein)

†10.1
Amended and Restated NCI Building Systems, Inc. 2003 Long-Term Stock Incentive Plan, effective as of January 27, 2018 (filed as Exhibit 10.1 to NCI’s Current Report on Form 8-K dated March 02, 2018 and incorporated by reference herein)

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